Form 10-Q
period 1996-03-31
AVID TECHNOLOGY INC
filed 1996-05-15
CIK 896841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         Commission File Number 0-21174

                              AVID TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                      04-2977748
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)


                          METROPOLITAN TECHNOLOGY PARK
                                  ONE PARK WEST
                               TEWKSBURY, MA 01876
                    (Address of principal executive offices)


      Registrant's telephone number, including area code: (508) 640-6789


      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                                 Yes__X__ No _____


      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                 Yes__X__No _____

The number of shares outstanding of the registrant's common stock as of May 6, 1996 was 21,089,566.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


                                                                 PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1996 and 1995....................1

   b) Condensed Consolidated Balance Sheets as of
      March 31, 1996 and December 31, 1995..........................2

   c) Condensed Consolidated Statements of Cash Flows
      for the three months ended March 31, 1996 and 1995............3

   d) Notes to Condensed Consolidated Financial Statements..........4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................7

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.......................................13

ITEM 6.    Exhibits and Reports on Form 8-K........................14

Signatures.........................................................15

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                         Three Months Ended March 31,
                                        ------------------------------
                                           1996              1995
                                        ------------      ------------
                                         (unaudited)       (unaudited)

Net revenues                                $92,039           $83,895
Cost of revenues                             52,456            40,568
                                        ------------      ------------
  Gross profit                               39,583            43,327
                                        ------------      ------------

Operating expenses:
  Research and development                   17,616            12,209
  Marketing and selling                      30,433            21,658
  General and administrative                  5,498             4,234
  Nonrecurring costs                         20,150             5,456
                                        ------------      ------------
    Total operating expenses                 73,697            43,557
                                        ------------      ------------

Operating loss                              (34,114)             (230)
Interest income, net                            587               365
                                        ------------      ------------
Income (loss) before income taxes           (33,527)              135
Income taxes                                (10,729)            1,093
                                        ------------      ------------

Net loss                                   $(22,798)            $(958)
                                        ============      ============

Net loss per common share                   $(1.08)           $(0.05)
                                        ============      ============

Weighted average common shares               21,019            18,129
  outstanding                           ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                             March 31,        December 31,
                                             1996              1995
                                        ---------------   ---------------
                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $25,750           $32,847
  Marketable securities                         27,064            17,543
  Accounts receivable, net of
    allowances of $7,585 and $6,472
    in 1996 and 1995, respectively              92,318           107,859
  Inventories                                   70,089            63,387
  Deferred tax assets                           23,735            13,006
  Other current assets                           7,472             8,311
                                        ---------------   ---------------
    Total current assets                       246,428           242,953

  Marketable securities                             --            30,102
  Property and equipment, net                   56,448            48,992
  Other assets                                   3,565             9,557
                                        ---------------   ---------------
    Total assets                              $306,441          $331,604
                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $21,056           $29,836
  Current portion of notes payable               2,018             1,781
  Accrued expenses                              28,095            20,787
  Income taxes payable                           4,243             6,171
  Deferred revenues                             22,207            22,118
                                        ---------------   ---------------
    Total current liabilities                   77,619            80,693
                                        ---------------   ---------------

Long-term debt                                   2,559             2,945

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                   --                --
  Common stock                                     211               209
  Additional paid-in capital                   210,490           208,918
  Retained earnings                             16,697            39,495
  Cumulative translation adjustment             (1,120)             (700)
  Net unrealized gains (losses) on
    marketable securities                          (15)               44
                                        ---------------   ---------------
    Total stockholders' equity                 226,263           247,966
                                        ---------------   ---------------
    Total liabilities and
      stockholders' equity                    $306,441          $331,604
                                        ===============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                   Three Months Ended March 31,
                                                 ---------------------------
                                                    1996           1995
                                                 ------------   ------------
                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(22,798)         $(958)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                      6,730          3,975
    Provision for doubtful accounts                      920          1,023
    Deferred tax assets                              (10,729)           446
    Provision for product transition costs,
      non-cash portion                                 9,427             --
    Provision for restructuring charge,
      non-cash portion                                 1,659             --
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable                             13,004         (6,713)
      Inventories                                    (15,869)        (8,552)
      Other current assets                             1,031            425
      Accounts payable                                (7,894)         1,843
      Accrued expenses and income taxes payable        3,256          8,574
      Deferred revenues                                  281            398
                                                 ------------   ------------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                           (20,982)           461
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                (398)          (254)
  Purchases of property and other assets              (7,498)        (7,567)
  Purchases of marketable securities                  (8,119)        (1,000)
  Proceeds from sales of marketable securities        28,640         14,340
                                                 ------------   ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES         12,625          5,519
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            --            218
  Payments of long-term debt                            (335)        (1,008)
  Proceeds from issuance of common stock               1,574          1,507
                                                 ------------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          1,239            717
Effects of exchange rate changes
  on cash and cash equivalents                            21            449
                                                 ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                                (7,097)         7,146
Cash and cash equivalents at
  beginning of period                                 32,847         23,255
                                                 ------------   ------------
Cash and cash equivalents at end of period           $25,750        $30,401
                                                 ============   ============
Supplemental  disclosure  of non-cash  transactions:
  For the three months ended March 31, 1996:
      Acquisition  of equipment  under  capital lease  obligations.....$186
The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)

1.    FINANCIAL INFORMATION

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Avid Technology, Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates. In January 1995, the Company completed a merger with Digidesign, Inc. ("Digidesign"), accounted for as a pooling of interests. The condensed consolidated financial statements for all periods presented herein include the accounts of Avid Technology, Inc. and Digidesign. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 (SEC File No. 0-21174).

2.    NET LOSS PER COMMON SHARE

Net loss per common share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculations as the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                 March 31,      December 31,
                                   1996             1995
                               --------------   --------------
Raw materials                        $61,970          $55,690
Work in process                        2,657            1,355
Finished goods                         5,462            6,342
                               --------------   --------------
                                     $70,089          $63,387
                               ==============   ==============

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

                                       March 31,      December 31,
                                         1996             1995
                                     --------------   --------------
Computer and video equipment               $69,865          $61,085
Office equipment                             3,893            4,601
Furniture and fixtures                       5,783            4,800
Leasehold improvements                      12,104           10,404
                                     --------------   --------------
                                            91,645           80,890
Less accumulated depreciation
  and amortization                          35,197           31,898
                                     --------------   --------------
                                           $56,448          $48,992
                                     ==============   ==============

5.    ACQUISITIONS

In January 1995, the Company completed a merger with Digidesign, a developer of digital audio production software and systems. This transaction, which was accounted for as a pooling of interests, was effected through the exchange of approximately 6,000,000 shares of the Company's common stock for all the issued and outstanding shares of Digidesign. The condensed consolidated financial statements for all periods presented herein include the accounts of Avid Technology, Inc. and Digidesign.

In March 1995, the Company acquired Parallax Software Limited and 3 Space Software Limited, developers of paint and compositing software, and Elastic Reality, Inc., a developer of special effects software. These transactions, which were accounted for as poolings of interests, were effected through the exchange of approximately 1,500,000 shares of the Company's common stock for all of the issued and outstanding shares of these entities. The operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. are not material to the Company's consolidated operations.

In connection with these acquisitions, the Company in the first quarter of 1995 provided for merger costs of approximately $5,500,000. Of this amount, approximately $3,900,000 represents provision for direct transaction expenses, primarily professional fees, and $1,600,000 consists of provision for various restructuring charges.

6.    LINE OF CREDIT

In June 1995, the Company entered into an unsecured line of credit with a group of banks. The agreement provides for up to $50,000,000 in revolving credit until June 30, 1996, when any unpaid balance becomes due. Under the terms of the agreement, the Company can designate the interest rate on revolving credit advances at either the LIBOR rate plus 1.25% or the bank's base rate as defined in the agreement. The Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility. Additionally, the Company is required to maintain certain financial ratios and covenants throughout the duration of the agreement, including a restriction on the payment of dividends. As of March 31, 1996, the Company was out of compliance with a financial covenant; the banks have waived default for the quarter ending March 31, 1996 and have amended the agreement to waive default for the quarter ending June 30, 1996. The Company had no borrowings against this facility as of March 31, 1996. The Company has begun negotiations to amend and extend the unsecured line of credit agreement beyond June 30, 1996. There can be no assurance that such an agreement will be reached.

7.    NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.2 million, consisting of $7 million associated with restructuring, including the Company's costs related to staff reductions and the decision to discontinue development of certain products and projects, and $13.2 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. The restructuring charge includes approximately $5 million of costs related to a staff reduction of 70 employees and associated write-offs of fixed assets. Approximately $2 million of the $7 million restructuring charge relates to the cancellation of certain products and development projects. The Company expects that the restructuring actions will be completed by the end of 1996.

8.    CONTINGENCIES

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its officers and directors as defendants. Principal allegations contained in the complaints included claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements that were not true when made and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The lawsuits were brought on behalf of all persons who bought the Company's stock at various times between the summer of 1995 and December 20, 1995, including persons who bought the Company's stock pursuant to its September 21, 1995 public offering. The plaintiffs have indicated that they soon intend to file an amended complaint consolidating the actions. The original complaints seek unspecified damages for the decline of the value of the Company's stock during the class period. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleges infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to defend it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
      The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

      The Company was founded in 1987 to develop and market digital video editing systems for the production and post production markets. The Company shipped its first product, the Avid/1 Media Composer system, in the fourth quarter of 1989. The Company is currently marketing Media Composer system version 6.1. In 1992, the Company began shipping its AudioVision product to the digital audio editing segment of the post production market, and in 1993 introduced Film Composer for the film editing market and a line of disk-based capture, editing and playback products for the broadcast news industry. In 1994, the Company acquired two businesses, SofTECH Systems, Inc. and the newsroom systems division of Basys Automation Systems, Inc., to expand its presence in the newsroom automation systems market. In January 1995, the Company completed its merger with Digidesign, Inc. ("Digidesign"). The Digidesign merger added digital audio production software and related application lines. Pro Tools, the most significant product line acquired in the merger, is marketed to audio professionals. The Media Composer and Pro Tools product lines, together with add-on software, storage devices and associated maintenance fees, have accounted for a substantial majority of the Company's revenues to date. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software, all of whose products are sold primarily to the film and video production and post-production markets. In March 1996, the Company began shipments of the Media Composer product line for use on PCI-based computers.

RESULTS OF OPERATIONS
      NET REVENUES. The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software and sales of software maintenance contracts. Net revenues increased by $8.1 million (9.7%) to $92.0 million in the quarter ended March 31, 1996 from $83.9 million in the same quarter of last year. The increase in net revenues was primarily the result of worldwide growth in unit sales of the Media Composer product line, and to a lesser extent, to the increase in sales of other products. In March 1996, the Company began shipments of the Media Composer product line for use on PCI-based computers. The Company currently expects to begin shipments of the Pro Tools product line on PCI-based computers in the second quarter of 1996. To date, product returns have been immaterial.

      International sales (sales to customers outside North America) accounted for approximately 48.4% of the Company's 1996 first quarter net revenues compared to approximately 49.0% for the same quarter in 1995. International sales increased by 8.4% for the first quarter 1996 compared to the same quarter in 1995. The increase in international sales in 1996 was attributed to continued sales growth in Europe and the Asia Pacific region.

      GROSS PROFIT. Cost of revenues consists primarily of costs associated with the acquisition of components, assembly, test and distribution of finished products, warehousing, shipping and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of third-party computer hardware to its distributors. Gross margin decreased to 43.0% in the first quarter of 1996 compared to 51.6% in the first quarter of 1995 due to accrued costs for sales promotions for upgrading certain NuBus-based Media Composer systems to PCI-based systems, an increase in manufacturing overhead associated with higher facility costs and increased provisions for inventory obsolescence, increased hardware sales, as well as increased rebates and discounts, to distributors on system sales and an increase in the percentage of customer support costs allocated to cost of revenues. The Company expects gross margins to continue to be affected during the remainder of 1996 by continued expansion of the manufacturing overhead, increased percentage of customer support costs allocated to post-sales support and increased sales of products bearing a higher proportion of third-party hardware.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 1996 increased by $5.4 million (44.3%) from the first quarter of 1995 primarily due to additions to the Company's engineering and product management staffs for the continued development of new and existing products. Research and development expenses increased as a percentage of net revenues from 14.6% in the first quarter of 1995 to 19.1% in 1996 due to lower than anticipated revenues, and the significant resources required to develop various new products, including the PCI versions of Media Composer and Pro Tools products, and on-going development of the CamCutter and Media Server products. The Company capitalized software development costs of approximately $398,000, or 2.2% of gross research and development costs, during the first quarter of 1996, compared to $254,000 and 2.0% of gross research and development costs, in the first quarter of 1995. The capitalized software development costs were associated primarily with enhancements to the Media Composer software, and also with enhancements, initial development or purchase of software to be used in other products. These costs will be amortized into cost of revenues over the estimated life of the related products, typically 12 to 24 months. Amortization totaled approximately $608,000 and $213,000 during the first quarter of 1996 and 1995, respectively.

      MARKETING AND SELLING. Marketing and selling expenses for the first quarter of 1996 increased by $8.8 million (40.5%) from the first quarter of 1995 primarily due to expansion of the Company's sales and pre-sales support organization and the opening of field sales offices domestically and internationally during the later part of 1995. Marketing and selling expenses increased as a percentage of net revenues from 25.8% in the first quarter of 1995 to 33.1% in 1996 due primarily to expansion of the Company's field sales operations and lower than anticipated net revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1996 increased by $1.3 million (29.9%) from the first quarter of 1995 primarily due to increased staffing and associated costs necessary to support the Company's growth, as well as increased legal expenses. General and administrative expenses increased as a percentage of net revenues from 5.0% in the first quarter of 1995 to 6.0% in 1996 due to higher costs and lower than anticipated net revenues.

      NONRECURRING COSTS. In the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to staffing reductions and the Company's decision to discontinue certain products and development projects and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. In the first quarter of 1995, the Company acquired Digidesign, Inc., Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. These transactions, accounted for as poolings of interest, were effected through the exchange of approximately 7,500,000 shares of common stock for all of the issued and outstanding shares of these entities. In connection with these acquisitions, the Company provided for merger costs of approximately $5.5 million, of which $3.9 million represented direct transaction expenses and $1.6 million consists of various restructuring charges.

      INTEREST INCOME, NET. Interest income, net consists primarily of interest income and interest expense. Interest income, net for the first quarter of 1996 increased $222,000 from the first quarter of 1995. The increase in interest income, net is principally related to higher cash and investment balances in the first quarter of 1996 compared to the first quarter of 1995.

      PROVISION FOR INCOME TAXES. The Company's effective tax rate was 32% for the first quarter of 1996, compared to 31%, prior to the effect of merger costs, for the first quarter of 1995. The provision for the first quarter of 1995 included taxes of $1.7 million on $5.6 million of earnings before merger charges. The 1995 provision also included a tax benefit of $640,000 on merger charges of $5.5 million, of which $1.6 million were tax deductible. The 1996 and 1995 first quarter effective tax rates are less than the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES.

      The Company has funded its operations to date through private sales of equity securities, public offerings of equity securities in 1993 and 1995 which generated net proceeds to the Company of approximately $67 million and $88 million, respectively, as well as through cash flows from operations. As of March 31, 1996 the Company's principal sources of liquidity included cash, cash equivalents and marketable securities of approximately $52.8 million.

      The Company's operating activities used cash of $21.0 million in the first quarter of 1996 compared to cash generated of $461,000 in the same period of 1995. Cash during the first quarter of 1996 was used principally to fund increases in inventory and decreases in accounts payable. The increases in inventory were due primarily to the stocking of systems to support the Company's participation in National Association of Broadcasters trade show held in April 1996 and the increase of inventory related to the Company's Media Spectrum product line at beta customer sites.

      The Company purchased $7.5 million of property and equipment and other assets in the first quarter of 1996, compared to $7.6 million in the same period of 1995. These purchases included primarily the purchase of equipment for customer support and research and development.

      During November 1994 and January 1995, the Company entered into equipment financing arrangements with a bank for borrowings of up to $10 million, of which $3.4 million was available at March 31, 1996. In June 1995, the Company entered into an unsecured revolving line of credit agreement with four banks. The agreement provides for up to $50 million in revolving credit until June 30, 1996, when any unpaid balance becomes due. As of March 31, 1996, the Company was out of compliance with a financial covenant; the banks have waived default for the quarter ended March 31, 1996 and have amended the agreement to waive default for the quarter ending June 30, 1996. The Company had no borrowings outstanding under this facility as of March 31, 1996. The Company has begun negotiations to amend and extend the unsecured line of credit agreement beyond June 30, 1996. There can be no assurance that such an agreement will be reached or that the Company will not in the future be in default of financial covenants included in any new revolving credit agreement. If the Company were in default, it could be forced by the lending banks to repay all outstanding amounts. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, through the end of 1996. In the event that the Company requires additional working capital, or that the Company's net cash expenditures continue at levels experienced in recent quarters, the Company would need to seek additional sources of capital. While the Company believes that it would be able to obtain such financing, there is no assurance that it would be successful in doing so.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

      The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrade, price discount and other sales promotion programs, the costs of swapping or fixing products released to the market with errors or flaws, and sales of third-party computer hardware to its distributors. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. However, the Company expects that its all-digital broadcast newsroom systems are likely to have lower margins than the Company's other systems as a result of the higher proportion of third-party hardware, including servers and storage devices, incorporated in such systems. Gross profit varies from product to product depending primarily on the proportion of third-party hardware included in each product. The Company from time to time adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins may be adversely affected.

      The Company's operating expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels fail to meet internal expectations, the Company's operating results are likely to be adversely affected and there can be no assurance that the Company will be able to maintain profitability.

      The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for multimedia production tools. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, or that such products will achieve widespread customer acceptance. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, or incurring by the Company of additional costs and expenses to improve market acceptance of such products, could have a material adverse effect on the Company's business and results of operations.

      The Company expects to attempt to continue the installation of a small number of beta sites for advanced "all-digital newsrooms," which incorporate a variety of the Company's products, as well as computers purchased from Silicon Graphics, Inc. ("SGI") and storage devices purchased from other third-party vendors. Because some of the products and technology in these installations are new and untested in live broadcast environments, the Company has provided discounts to these beta customers. In addition, because some of the products and technology in these installations are new and untested in live broadcast environments, the Company has incurred greater than expected costs in completing these initial installations. As a result, the Company believes that the gross margins on the approximately $8 million in revenues yet to be recognized from the sale of these initial all-digital newsrooms will be substantially lower than the Company's overall gross margin. Revenues and costs associated with these initial installations will be recognized upon acceptance of the systems by the customers. While there can be no assurance that any or all of the systems will be accepted, or that the Company will not incur further costs in completing the installations, the Company believes that the systems will be accepted in the second quarter of 1996. The Company's overall gross margin percentage is likely to be reduced in this quarter or any quarters in which the revenues and expenses associated with these initial installations are recognized.

      The Company's Media Composer and Pro Tools families of products currently operate only on Apple computers. Apple has adopted the PCI bus standard for data transfer for its computers. The Company believes certain of its prospects and customers have delayed purchases or have purchased PCI bus systems from competing vendors. The Company began shipping Media Composer products based on the PCI bus standard in March 1996 and currently expects to begin shipping Pro Tools products based on the PCI bus in the second quarter of 1996. To the extent that the Company is delayed in making this transition of the Pro Tools products, customers may continue to elect to delay purchases. Any delay or failure of the Company to modify these Pro Tools products to conform to the PCI bus standard, difficulty or delay by third-party developers in developing applications for use on PCI-bus based Pro Tools products, any failure of the Pro Tools or Media Composer PCI bus products to obtain market acceptance, the delay or deferral of customer purchase decisions, the cost of any upgrade programs to PCI bus that are implemented by the Company, or the inability of the Company to secure an adequate supply of Apple computers or PCI-compatible video processor boards to include in its systems could have a material adverse effect on the Company's business and results of operations.

      The Company has announced the introduction of several new products, including the Avid Media Fusion and Avid Media Spectrum systems, which have been designed to operate on computers from SGI, including systems based on SGI's
Reality Engine 2 ("RE2") graphics subsystem technology. The Avid Media Fusion and Avid Media Spectrum systems are expected to be generally available for commercial sale during the second quarter of 1996. SGI has recently introduced new systems, based on its Infinite Reality ("IR") graphics subsystem technology, which are designed generally to replace RE2-based systems. Any delay in the completion or introduction of the Avid Media Fusion and Avid Media Spectrum systems, the failure of these products to achieve market acceptance, the delay or deferral of customer purchase decisions, the delay or failure of the Company to modify its products to operate on the IR code base, the cost of any upgrade programs from RE2-based systems to IR-based systems that may be implemented by the Company, or the inability of the Company to secure an adequate supply of RE2-based systems could have a material adverse effect on the Company's business and results of operations. The Avid Media Fusion system has also been designed to run on SGI's Indigo Impact workstations. Certain other digital media tools suppliers have recently publicly reported difficulty in procuring such computers. The inability of the Company to secure an adequate supply of Indigo Impact workstations or related components could have a material adverse effect on the Company's business and results of operations.

      The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies such as PCI bus. The Company believes that further advances will occur in bus architectures and other enabling technologies, such as microprocessors, computers, operating systems, storage devices and digital media formats. The Company may be required, based on market demand, to upgrade existing products or develop other products that incorporate these further advances. There can be no assurance that the Company will be successful in developing such products, or that they will gain market acceptance, if developed. Any failure to develop such products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

      The Company has experienced a period of rapid growth, which has placed a significant strain on its resources. The Company has in the past experienced personnel transitions among its senior managers and expects transitions from time to time in the future as the Company's organizational structure continues to evolve. In addition, many of the Company's key employees have not had experience in managing organizations of the Company's size or larger. To manage effectively any future growth, the Company will be required to continue to improve its operational and financial systems and to expand, train and manage its employee base. The loss of key employees, any delay or failure in attracting new employees or any failure by the Company to manage any future growth effectively could have a material adverse effect on the Company's business.

      The Company is dependent upon sole source suppliers for certain key components used in its products. Products purchased by the Company from sole source vendors include computers from Apple and SGI; a video processor board manufactured by Truevision; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; certain storage devices from Ciprico, Inc. and an application specific integrated circuit ("ASIC") from AMI. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. These purchasing arrangements can result in delays in obtaining products from time to time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial difficulties. While Avid has obtained certain manufacturing rights from Truevision, there can be no assurance that such manufacturing rights would enable the Company to obtain an alternative source of supply if Truevision were unable for any reason to satisfy the Company's requirements for video processor boards. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be materially adversely affected if it were to encounter an interruption in its sources of supply.

      The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the film, video and audio production and post-production, television broadcast news and multimedia tools markets. Many current and potential competitors of the Company have substantially greater financial, technical and marketing resources than the Company. Competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

      The Company recently began converting its core information systems to a new system developed by Systems, Applications and Products ("SAP"). Any difficulties in this system conversion could delay the shipment of orders, the release of invoices or collection of receivables which may have an adverse effect on the Company's operations and cash flows.

      The Company is involved in various legal proceedings, and an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 8 to Condensed Consolidated Financial Statements (unaudited) and Part II, Item 1, "Legal Proceedings."

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

DATA TRANSLATION, INC.

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleges infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to defend it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

OTHER

The Company has also received inquiries with regard to possible additional patent infringement claims. These inquiries have been referred to counsel and are in various stages of discussion. If any infringements are determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits.

         Exhibit 27 - Financial Data Schedule

 (b) Reports on Form 8-K. For the fiscal quarter ended March 31, 1996, the Company filed Current Reports on Form 8-K on January 16 and March 8, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  May 14, 1996     By:   /S/ JONATHAN H. COOK
                              ---------------------
                              Jonathan H. Cook,
                              Vice President, Finance and Administration
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)