Form 10-Q
period 1996-06-30
AVID TECHNOLOGY INC
filed 1996-08-14
CIK 896841

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                                Yes X No _____


      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of July 29, 1996 was 21,157,664.

                            AVID TECHNOLOGY, INC.

                                  FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                              TABLE OF CONTENTS


                                                                 PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations for the
      three months ended June 30, 1996 and 1995, and the six
      months ended June 30, 1996 and 1995...........................1

   b) Condensed Consolidated Balance Sheets as of
      June 30, 1996 and December 31, 1995...........................2

   c) Condensed Consolidated Statements of Cash Flows
      for the six months ended June 30, 1996 and 1995...............3

   d) Notes to Condensed Consolidated Financial Statements..........4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.......................................15

ITEM 4.    Submission of Matters to a Vote of Security-Holders.....16

ITEM 6.    Exhibits and Reports on Form 8-K........................16

Signatures.........................................................18

EXHIBIT INDEX......................................................19

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    --------------------   ---------------------
                                      1996       1995        1996       1995
                                    ---------- ---------   ---------- ----------
                                    (unaudited)(unaudited)(unaudited)(unaudited)

Net revenues                         $109,095   $98,447     $201,134   $182,342
Cost of revenues                       59,416    47,143      111,872     87,711
                                    ---------- ---------   ---------- ----------
  Gross profit                         49,679    51,304       89,262     94,631
                                    ---------- ---------   ---------- ----------

Operating expenses:
  Research and development             16,637    13,141       34,253     25,350
  Marketing and selling                33,088    25,449       63,521     47,107
  General and administrative            6,081     4,110       11,579      8,344
  Nonrecurring costs                       --        --       20,150      5,456
                                    ---------- ---------   ---------- ----------
    Total operating expenses           55,806    42,700      129,503     86,257
                                    ---------- ---------   ---------- ----------

Operating income (loss)               (6,127)     8,604      (40,241)     8,374
Interest and other income, net            710       408        1,297        773
                                    ---------- ---------   ---------- ----------
Income (loss) before income taxes     (5,417)     9,012      (38,944)     9,147
Income taxes                          (1,760)     2,882      (12,489)     3,975
                                    ---------- ---------   ---------- ----------

Net income (loss)                    $(3,657)    $6,130     $(26,455)    $5,172
                                    ========== =========   =========== =========

Net income (loss) per common share    $(0.17)     $0.31       $(1.26)     $0.27
                                    ========== =========   =========== =========

Weighted average common and common
equivalent shares outstanding          21,104    19,989       21,062     19,059
                                    ========== =========   ===========  ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                           June 30,        December 31,
                                             1996              1995
                                        ---------------   ---------------
                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $53,902           $32,847
  Marketable securities                          1,036            17,543
  Accounts receivable, net of
    allowances of $4,729 and $6,472
    in 1996 and 1995, respectively              87,515           107,859
  Inventories                                   65,357            63,387
  Deferred tax assets                           23,735            13,006
  Other current assets                           8,529             8,311
                                        ---------------   ---------------
    Total current assets                       240,074           242,953

  Marketable securities                          1,530            30,102
  Property and equipment, net                   56,663            48,992
  Other assets                                   4,480             9,557
                                        ---------------   ---------------
    Total assets                              $302,747          $331,604
                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $25,605           $29,836
  Current portion of notes payable               2,054             1,781
  Accrued expenses                              24,030            20,787
  Income taxes payable                           1,936             6,171
  Deferred revenues                             24,282            22,118
                                        ---------------   ---------------
    Total current liabilities                   77,907            80,693
                                        ---------------   ---------------

Long-term debt                                   2,038             2,945

Commitments and contingencies                       --                --

Stockholders' equity:
  Preferred stock                                   --                --
  Common stock                                     211               209
  Additional paid-in capital                   210,846           208,918
  Retained earnings                             13,040            39,495
  Cumulative translation adjustment             (1,296)             (700)
  Net unrealized gains (losses) on
    marketable securities                            1                44
                                        ---------------   ---------------
    Total stockholders' equity                 222,802           247,966
                                        ---------------   ---------------
    Total liabilities and
      stockholders' equity                    $302,747          $331,604
                                        ===============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                   Six Months Ended June 30,
                                                 ---------------------------
                                                    1996           1995
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:             (unaudited)     (unaudited)
  Net income (loss)                                 $(26,455)        $5,172
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                     14,089          7,090
    Provision for doubtful accounts                    3,236          2,649
    Deferred tax assets                              (10,729)            --
    Provision for product transition costs,
      non-cash portion                                 9,427             --
    Provision for restructuring charge,
      non-cash portion                                 1,764             --
    Changes in operating assets and
      liabilities, net of acquisition:
      Accounts receivable                             15,064        (16,705)
      Inventories                                    (12,368)        (9,660)
      Other current assets                                18         (3,067)
      Accounts payable                                (3,449)           997
      Accrued expenses and income taxes payable         (795)           639
      Deferred revenues                                2,507            852
                                                 ------------   ------------
    NET CASH (USED IN) OPERATING ACTIVITIES           (7,691)       (12,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs              (1,176)        (1,051)
  Purchases of property and other assets, net        (16,156)       (19,509)
  Purchases of marketable securities                 (10,684)          (500)
  Proceeds from sales of marketable securities        55,719         21,113
                                                 ------------   ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES         27,703             53
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                            --          5,000
  Proceeds from long-term debt                            --            218
  Payments of long-term debt                            (820)        (1,533)
  Proceeds from issuance of common stock               1,929          5,386
                                                 ------------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          1,109          9,071
Effects of exchange rate changes
  on cash and cash equivalents                           (66)           259
                                                 -------------  ------------
Net increase (decrease) in cash
  and cash equivalents                                21,055         (2,650)
Cash and cash equivalents at
  beginning of period                                 32,847         23,255
                                                 ------------   ------------
Cash and cash equivalents at end of period           $53,902        $20,605
                                                 ============   ============
Supplemental disclosure of non-cash transactions:  For the six months ended June
   30, 1996:
      Transfer of demonstration equipment to
      inventory from property and equipment at net book value....$1,695
      Acquisition of equipment under capital lease obligations.....$186

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)

1.    FINANCIAL INFORMATION

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Avid Technology, Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included all information and footnotes necessary for such presentation for the year ended December 31, 1995 on Form 10-K. The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates. In January 1995, the Company completed a merger with Digidesign, Inc. ("Digidesign"), accounted for as a pooling of interests. The condensed consolidated financial statements for all periods presented herein include the accounts of Avid Technology, Inc. and Digidesign. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 (SEC File No. 0-21174).

2.    NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net loss per common share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Fully diluted net income per share is not materially different from the reported primary net income per share for all periods presented.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                 June 30,       December 31,
                                   1996             1995
                               --------------   --------------
Raw materials                        $53,609          $55,690
Work in process                        2,936            1,355
Finished goods                         8,812            6,342
                               --------------   --------------
                                     $65,357          $63,387
                               ==============   ==============

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

                                       June 30,       December 31,
                                         1996             1995
                                     --------------   --------------
Computer and video equipment               $74,318          $61,085
Office equipment and furniture
  and fixtures                               9,980            9,401
Leasehold improvements                      12,352           10,404
                                     --------------   --------------
                                            96,650           80,890
Less accumulated depreciation
  and amortization                          39,987           31,898
                                     --------------   --------------
                                           $56,663          $48,992
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

In March 1995, the Company acquired Parallax Software Limited and 3 Space Software Limited, developers of paint and compositing software, and Elastic
Reality, Inc., a developer of digital image manipulation software. These transactions, which were accounted for as poolings of interests, were effected through the exchange of approximately 1,500,000 shares of the Company's Common Stock for all of the issued and outstanding shares of these entities. The operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. are not material to the Company's consolidated operations.

In connection with these acquisitions, the Company in the first quarter of 1995 provided for merger costs of approximately $5.5 million. Of this amount, approximately $3.9 million represents provision for direct transaction expenses, primarily professional fees, and $1.6 million consists of provision for various restructuring charges.

6.    LINE OF CREDIT

In 1995, the Company entered into an unsecured line of credit with a group of banks which provided for up to $50,000,000 in revolving credit. The agreement was to expire on June 30, 1996, but was amended as of June 28, 1996 to expire June 28, 1997. Under the terms of the amendment, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee, which will be calculated based on the debt service ratio of the Company and will range from
 .25% to .40%. The interest rate to be paid on any outstanding borrowings will also be contingent upon the financial performance of the Company and will range from the LIBOR rate plus 1.25% to the LIBOR rate plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of June 30, 1996.

7.    NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.2 million, consisting of $7.0 million associated with restructuring, including the Company's costs related to staff reductions and the decision to discontinue development of certain products and projects, and $13.2 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. The restructuring charge includes approximately $5.0 million of costs related to a staff reduction of approximately 70 employees and associated write-offs of fixed assets. Approximately $2.0 million of the $7.0 million restructuring charge relates to the cancellation of certain products and development projects. As of June 30, 1996, $5.3 million of the $7.0 million restructuring charge had been recorded against the liability. Included in this $5.3 million were approximately $3.6 million of cash payments consisting of $2.1 million of salaries and related severance costs and $1.5 million of other staff reduction and discontinued development costs. The non-cash charges of $1.7 million recorded during 1996 consists primarily of $1.5 million for the write-off of fixed assets. The Company expects that the restructuring actions will be completed by the end of 1996.

8.    CONTINGENCIES

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements that were not true when made and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock in and pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

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

9.    STOCK OPTION PLANS

In February 1996, the 1994 Stock Option Plan was amended to increase the number of shares authorized for issuance thereunder from 1,600,000 to 2,400,000 shares of Common Stock. The 1993 Director Stock Option Plan was also amended, in April 1996, to increase the number of shares authorized for issuance thereunder from 120,000 shares of Common Stock to 220,000 shares.

10.   SUBSEQUENT EVENT

On July 31, 1996, the 1993 Employee Stock Purchase Plan expired and was replaced with the 1996 Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 200,000 shares of Common Stock in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
      The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

      The Company was founded in 1987 to develop and market digital video editing systems for the production and post production markets. The Company shipped its first product, the Avid/1 Media Composer system, in the fourth quarter of 1989. The Company is currently selling Media Composer system version
6.1. In 1992, the Company began shipping its AudioVision product to the digital audio editing segment of the post production market, and in 1993 introduced Film Composer for the film editing market and a line of disk-based capture, editing and playback products for the broadcast news industry. In 1994, the Company acquired two businesses, SofTECH Systems, Inc. and the newsroom systems division of Basys Automation Systems, Inc., to expand its presence in the newsroom automation systems market. In January 1995, the Company completed its merger with Digidesign, Inc. ("Digidesign"). The Digidesign merger added digital audio production software and related application lines. Pro Tools, the most significant product line acquired in the merger, is marketed to audio professionals. The Media Composer and Pro Tools product lines, together with add-on software, storage devices and associated maintenance fees, have accounted for a substantial majority of the Company's revenues to date. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software, all of whose products are sold primarily to the film and video production and post-production markets. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers.

RESULTS OF OPERATIONS
      NET REVENUES. The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software and sales of software maintenance contracts. Net revenues increased by $10.6 million (10.8%) to $109.1 million in the quarter ended June 30, 1996 from $98.4 million in the same quarter of last year. Net revenues for the six months ended June 30, 1996 of $201.1 million increased by $18.8 million (10.3%) from $182.3 for the six months ended June 30, 1995. The increase in net revenues was primarily the result of higher unit sales of the Media Composer product line and of digital audio products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. To date, product returns have been immaterial.

      International sales (sales to customers outside North America) accounted for approximately 52.2% of the Company's 1996 second quarter net revenues compared to approximately 45.0% for the same quarter in 1995. International sales increased by 29.6% for the second quarter 1996 compared to the same quarter in 1995. The increase in international sales in 1996 was attributable primarily to higher unit sales of Media Composer and Pro Tools product lines in Europe and the Asia Pacific region.

      International sales accounted for approximately 51.0% and 47.0% of the Company's net revenues for the first six months of 1996 and 1995, respectively. International sales increased by 20.8% in the six-month period ended June 30, 1996 from the same period in 1995.

      GROSS PROFIT. Cost of revenues consists primarily of costs associated with the acquisition of components, the assembly, test and distribution of finished products, provisions for inventory obsolescence, warehousing, shipping and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of third-party computer hardware to its distributors. Gross margin decreased to 45.5% in the second quarter of 1996 compared to 52.1% in the second quarter of 1995 and decreased to 44.4% for the six-month period ended June 30, 1996 from 51.9% for the same period in 1995 due to an increase in manufacturing overhead associated with higher facility costs and increased provisions for inventory obsolescence, increased hardware sales, as well as increased rebates and discounts to distributors on system sales, greater use of discounts and other sales promotion programs, including upgrading Media Composer systems for use on PCI-based computers and an increase in the percentage of customer support costs allocated to cost of revenues. Gross margins in the second quarter of 1996 were also negatively affected by the recognition of the sale of certain server-based broadcast products at an aggregate gross margin of approximately 20%. The Company recognized approximately $2.4 million in revenues from two of these server-based broadcast systems in the second quarter of 1996 and approximately $1.9 million of related costs. The Company expects gross margins during the remainder of 1996 to be less than gross margins in 1995 because of higher manufacturing overhead, increased percentage of customer support costs allocated to post-sales support, higher provisions for inventory obsolescence and increased sales of products bearing a higher proportion of third-party hardware.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 1996 increased $3.5 million (26.6%) from the second quarter of 1995. For the six-month period ended June 30, 1996, research and development expenses increased $8.9 million (35.1%) compared to the same period of 1995. These increased expenditures were primarily due to additions to the Company's engineering and product management staffs for the continued development of new and existing products. Research and development expenses increased to 15.3% of net revenues in the second quarter of 1996 compared to 13.3% in the same quarter of 1995 due to significant resources required to develop and maintain various products, including the PCI versions of the Media Composer and Pro Tools products, SGI-based editing and image processing software, newsroom computer systems, video processing hardware and the CamCutter product. The Company capitalized software development costs of approximately $778,000 or 4.5% and $1.2 million or 3.3% of total research and development costs during the second quarter of 1996 and the six-month period ended June 30, 1996, respectively. During the second quarter of 1995 and the six months ended June 30, 1995, respectively, the Company capitalized approximately $722,000 or 5.2% and $976,000 or 3.7% of total research and development costs. The capitalized software development costs in the second quarter of 1996 were associated primarily with enhancements to the Media Composer software and development of SGI-based editing and image processing software, and, to a lesser extent, with enhancements, initial development or purchase of software to be used in other products. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $750,000 and $1.4 million during the second quarter of 1996 and the six-month period ended June 30, 1996, respectively. For the three and six month periods ended June 30, 1995, amortization totaled approximately $224,000 and $437,000, respectively.

      MARKETING AND SELLING. Marketing and selling expenses for the second quarter of 1996 increased by $7.6 million (30.0%) from the second quarter of 1995 and increased by $16.4 million (34.8%) for the six-month period ended June 30, 1996 compared to the same period in 1995, primarily due to expansion of the Company's sales and pre-sales support organization and the opening of field sales offices domestically and internationally during the later part of 1995. Marketing and selling expenses increased as a percentage of net revenues from 25.9% and 25.8% in the second quarter of 1995 and the six-month period ended June 30, 1995, respectively, to 30.3% and 31.6% in the corresponding periods in 1996 due primarily to expansion of the Company's field sales operations and to a lesser extent, to higher costs associated with the Company's participation in the National Association of Broadcasters trade show.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1996 increased by $2.0 million (48.0%) from the second quarter of 1995 and increased $3.2 million (38.8%) for the six-month period ended June 30, 1996, compared to the six-month period ended June 30, 1995. General and administrative expenses increased as a percentage of net revenues from 4.2% in the second quarter of 1995 to 5.6% in the second quarter of 1996 and from 4.6% to 5.8% for the six-month period ended June 30, 1995 and the same period in 1996, respectively. These increased expenses were primarily due to increased staffing and associated costs necessary to support the Company's growth, as well as increased legal expenses associated with various litigation matters to which the Company is a party.

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

      INTEREST AND OTHER INCOME, NET. Interest and other income, net consists primarily of interest income, interest expense and other income. Interest income, net for the second quarter of 1996 increased $302,000 from the second quarter of 1995 primarily due to a gain of $257,000 recorded in connection with the sale of the VideoShop consumer video editing product line in the second quarter of 1996. For the six months ended June 30, 1996 and 1995, interest income, net increased $524,000 primarily due to higher cash and investment balances in the first half of 1996 compared to the first half of 1995, and the gain on sale of the VideoShop product line in the second quarter of 1996.

      PROVISION FOR INCOME TAXES. The Company's effective tax rate was 32% for both the second quarter of 1996 and 1995. The 1996 and 1995 second quarter effective tax rates are less than the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries. The Company's effective tax rate was 32% and 43.5% for the six-month periods ended June 30, 1996 and June 30, 1995, respectively. The 1995 provision included taxes of $4.6 million at an effective rate of 32% on $14.6 million of earnings before merger charges. The 1995 provision for the six-month period ended June 30, 1995 also included a tax benefit of $640,000 on merger charges of $5.5 million, of which $1.6 million were tax deductible.

LIQUIDITY AND CAPITAL RESOURCES.

      The Company has funded its operations to date through private sales of equity securities, public offerings of equity securities in 1993 and 1995 which generated net proceeds to the Company of approximately $67 million and $88 million, respectively, as well as through cash flows from operations. As of June 30, 1996 the Company's principal sources of liquidity included cash, cash equivalents and marketable securities of approximately $56.5 million.

      The Company's operating activities used cash of $7.7 million in the six-month period ended June 30, 1996 compared to $12.0 million in the six-month period ended June 30, 1995. Cash was used primarily during the first half of 1996 to fund the Company's operating losses, decreases in accounts payable, and increases in inventory.

      The Company purchased $16.2 million of property and equipment and other assets in the six months ended June 30, 1996, compared to $19.5 million in the same period of 1995. These purchases included primarily the purchase of equipment for demonstrating and supporting PCI-based and SGI-based products, hardware and software for the Company's information systems and to support research and development activities.

      The Company has had an equipment-financing arrangement with a bank which expired on March 31, 1996. In 1995 the Company entered into an unsecured line of credit with a group of banks which provided for up to $50,000,000 in revolving credit. The agreement was to expire on June 30, 1996, but was amended as of June 28, 1996 to expire June 28, 1997. Under the terms of the amendment, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee, which will be calculated based on the debt service ratio of the Company and will range from .25% to .40%. The interest rate to be paid on any outstanding borrowings will also be contingent upon the financial performance of the Company and will range from the LIBOR rate plus 1.25% to the LIBOR rate plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain prior periods been in default of certain financial covenants. On these occasions the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against either the original line of credit or the amended line and was not in default of any financial covenants as of June 30, 1996. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1996. In the event that the Company requires additional working capital, or that the Company's net cash expenditures continue at levels experienced in recent quarters, the Company would need to seek additional sources of capital. While the Company believes that it would be able to obtain such financing, there is no assurance that it would be successful in doing so, or doing so on terms favorable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

      The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrade, price discount and other sales promotion programs, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, sales of third-party computer hardware to its distributors and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. The Company expects gross margins during the remainder of 1996 to be less than gross margins in 1995 because of higher manufacturing overhead, increased percentage of customer support costs allocated to post-sales support, higher provisions for inventory obsolescence and increased sales of products bearing a higher proportion of third-party hardware.

      In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. The Company recognized approximately $2.4 million in revenues from three of these systems in the second quarter of 1996 and approximately $1.9 million of related costs. In future quarters, the Company expects to recognize an additional $6.0 million in revenues and incur $7.8 million in costs associated with the remaining systems for which revenues will be recognized. The Company has provided a reserve for this expected loss. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine the timing of this acceptance. There can be no assurance that the remaining systems will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining systems are recognized or written off. To the extent that the Company sells such server-based, all-digital broadcast newsroom systems to other customers in the future, the Company believes that such sales may be profitable. However, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

      The Company's operating expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to maintain profitability.

      The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for multimedia production tools. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, or that such products will achieve widespread customer acceptance. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, incurring by the Company of additional costs and expenses to improve market acceptance of such products, or the withdrawal of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

      The Company's products generally operate only on Apple computers. Apple has recently been suffering business and financial difficulties. In consideration of these difficulties, there can be no assurance that customers will not delay purchases of Apple-based products, or purchase substitutable products based on non-Apple computers, that Apple will continue to develop and manufacture products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

      In addition, Apple has adopted the PCI bus standard for data transfer for its computers. The Company believes certain of its prospects and customers have delayed purchases or have purchased PCI-based systems from competing vendors. The Company began shipping Media Composer products based on the PCI bus standard in March 1996 and began shipping Pro Tools products based on the PCI bus in May of 1996. Any difficulty or delay by third-party developers in developing applications for use on PCI bus based Pro Tools products, any failure of the Pro Tools or Media Composer PCI bus products to obtain market acceptance, the delay or deferral of customer purchase decisions, the cost of any upgrade programs to PCI bus that have been or may be implemented by the Company, or the inability of the Company to secure an adequate supply of PCI-compatible video processor boards to include in its systems could have a material adverse effect on the Company's business and results of operations.

      The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies such as PCI bus. The Company believes that further advances will occur in bus architectures and other enabling technologies, such as microprocessors, computers, operating systems, storage devices and digital media formats. The Company may be required, based on market demand, to upgrade existing products or develop other products that incorporate these further advances. In particular, the Company believes that it will be necessary to develop additional products which operate using the Windows NT operating system. There can be no assurance that the Company will be successful in developing NT-based or other new products, or that they will gain market acceptance, if developed. Any failure to develop such products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

      The Company has announced the introduction of several new products which have been designed to operate on computers from SGI. The SGI products, which had been expected to be released during the second quarter of 1996, are now expected to be generally available for commercial sale during the second half of 1996. Any further delay in the completion or introduction of the SGI products, the failure of these products to achieve market acceptance, the delay or deferral of customer purchase decisions, the cost of any upgrade programs that may be implemented by the Company, or the inability of the Company or its dealers to secure an adequate supply of SGI computer systems could have a material adverse effect on the Company's business and results of operations.

      The Company has experienced a period of rapid growth, which has placed a significant strain on its resources. The Company has in the past experienced personnel transitions among its senior managers and expects transitions from time to time in the future as the Company's organizational structure continues to evolve. In addition, many of the Company's senior management and other key employees have not had experience in managing organizations of the Company's size or larger. To manage effectively any future growth, the Company will be required to continue to improve its operational and financial systems and to expand, train and manage its employee base. Since the beginning of 1996, the Company has incurred a higher rate of employee turnover than in prior years. The loss of key employees, any delay or failure in attracting new employees or any failure by the Company to manage any future growth effectively could have a material adverse effect on the Company's business.

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

      The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the film, video and audio production and post-production, television broadcast news and multimedia tools markets. Many current and potential competitors of the Company have substantially greater financial, technical and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

      The Company converted on January 1, 1996 its core information systems to a new system developed by Systems, Applications and Products ("SAP"). Any difficulties in this system conversion could delay the shipment of orders, the release of invoices or collection of receivables which could have an adverse effect on the Company's operations and cash flows.

      The Company is involved in various legal proceedings, and an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 8 to Condensed Consolidated Financial Statements (unaudited) and Part II, Item 1, "Legal Proceedings."

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements that were not true when made and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock in and pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

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

OTHER

The Company has also received inquiries with regard to possible additional patent infringement claims. These inquiries have been referred to counsel and are in various stages of discussion. If any infringements are determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on June 5, 1996. At the meeting, Messrs. William E. Foster, William S. Kaiser and William J. Miller were elected as Class III Directors. The vote with respect to each nominee is set forth below:

                      Total Vote For       Total Vote Withheld
                       Each Director        From Each Director
                   ---------------------   ---------------------

Mr. Foster                    16,762,118              1,558,903
Mr. Kaiser                    17,354,421                966,600
Mr. Miller                    17,355,792                966,229

      Additional Directors of the Company are Charles T. Brumback, Peter C. Gotcher, Robert M. Halperin, Paul A. Maeder, Curt A. Rawley, and William J. Warner.

      The stockholders also authorized the adoption of the Company's 1996 Employee Stock Purchase Plan and authorized the issuance of up to 200,000 shares under the Plan by a vote of 14,983,508 shares for, 148,655 shares against, 31,647 shares abstaining, with 3,157,211 broker non-votes.

The stockholders also authorized the issuance of an additional 800,000 shares (from 1,600,000 shares to 2,400,000 shares) of Common Stock by approving the amendment to the Company's 1994 Stock Option Plan by a vote of 12,556,283 shares for, 2,551,302 shares against, 56,225 shares abstaining, with 3,157,211 broker non-votes.

      The stockholders further authorized the issuance of an additional 100,000 shares (from 120,000 shares to 220,000 shares) of Common Stock by approving the amendment to the Company's 1993 Director Stock Option Plan by a vote of 13,657,918 shares for, 1,425,714 shares against, 80,178 shares abstaining, with 3,157,211 broker non-votes.

      In addition, the stockholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors by a vote of 18,264,497 shares for, 32,062 shares against, and 24,462 shares abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS.

      10.1 Second Amendment dated as of February 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1995.

      10.2 Third Amendment dated as of May 8, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V.
                  dated as of June 30, 1995.

      10.3 Fourth Amendment dated as of June 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V.
                  dated as of June 30, 1995.

      10.4 Fifth Amendment dated as of July 1, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V.
                  dated as of June 30, 1995.

      10.5 Amended and Restated Lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc.

      27          Financial Data Schedule


 (b) REPORTS ON FORM 8-K. For the fiscal quarter ended June 30, 1996 the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  August 14, 1996  By:   /S/ JONATHAN H. COOK
                              Jonathan H. Cook,
                              Vice President, Finance and Administration

                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION                               PAGE

10.1    -   Second Amendment dated as of February 28, 1996 to Amended
            and Restated Revolving Credit Agreement among Avid
            Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1995.

10.2    -   Third Amendment dated as of May 8, 1996 to Amended
            and Restated Revolving Credit Agreement among Avid
            Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1995.

10.3    -   Fourth Amendment dated as of June 28, 1996 to Amended
            and Restated Revolving Credit Agreement among Avid
            Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1995.

10.4    -   Fifth Amendment dated as of July 1, 1996 to Amended
            and Restated Revolving Credit Agreement among Avid
            Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1995.

10.5    -   Amended and Restated Lease dated as of June 7, 1996
            between MGI One Park West, Inc. and Avid Technology, Inc.

27      -   Financial Data Schedule