Form 10-Q
period 1996-09-30
AVID TECHNOLOGY INC
filed 1996-11-14
CIK 896841

==============================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of November 4, 1996 was 21,281,420.


==============================================================================

                            AVID TECHNOLOGY, INC.

                                  FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                              TABLE OF CONTENTS


                                                                          PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations for the
      three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995..............................1

   b) Condensed Consolidated Balance Sheets as of
      September 30, 1996 and December 31, 1995..............................2

   c) Condensed Consolidated Statements of Cash Flows
      for the nine months ended September 30, 1996 and 1995.................3

   d) Notes to Condensed Consolidated Financial Statements..................4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................16

ITEM 6.    Exhibits and Reports on Form 8-K................................17

Signatures.................................................................18

EXHIBIT INDEX..............................................................19

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                ----------------------   ---------------------
                                  1996        1995         1996        1995
                                ---------   ----------   ---------  ----------
                                (unaudited) (unaudited) (unaudited) (unaudited)

Net revenues                    $114,664     $114,377    $315,798     $296,719
Cost of revenues                  60,670       56,408     172,542      144,119
                                ---------   ----------   ---------   ----------
  Gross profit                    53,994       57,969     143,256      152,600
                                ---------   ----------   ---------   ----------

Operating expenses:
  Research and development        17,569       12,834      51,822       38,184
  Marketing and selling           31,303       27,747      94,823       74,854
  General and administrative       6,767        4,459      18,346       12,803
  Nonrecurring costs               8,800           --      28,950        5,456
                                ---------   ----------   ---------   ----------
    Total operating expenses      64,439       45,040     193,941      131,297
                                ---------   ----------   ---------   ----------

Operating income (loss)          (10,445)      12,929     (50,685)      21,303
Interest and other income
(expense), net                       523         (53)       1,820          720
                                ----------  ----------   ---------   ----------

Income (loss) before income
taxes                             (9,922)      12,876     (48,865)      22,023
Provision (benefit) for income
taxes                             (3,164)       4,122     (15,652)       8,097
                                ----------  ----------   ----------  ----------

Net income (loss)                $(6,758)      $8,754    $(33,213)     $13,926
                                ==========  ==========   ==========  ==========

Net income (loss) per common
share                             $(0.32)       $0.43      $(1.57)       $0.71
                                ==========  ==========   ==========  ==========

Weighted average common and
common equivalent shares
outstanding                        21,224      20,344      21,116       19,487
                                ==========  ==========   =========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                 September 30,     December 31,
                                                     1996              1995
                                                -------------     -------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $72,986          $32,847
  Marketable securities                                2,663           17,543
  Accounts receivable, net of
    allowances of $5,058 and $6,472
    in 1996 and 1995, respectively                    83,563          107,859
  Inventories                                         51,667           63,387
  Deferred tax assets                                 23,735           13,006
  Other current assets                                 9,241            8,311
                                                -------------     ------------
    Total current assets                             243,855          242,953

  Marketable securities                                   --           30,102
  Property and equipment, net                         53,023           48,992
  Other assets                                         2,850            9,557
                                                -------------     ------------
    Total assets                                    $299,728          $331,604
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $23,123          $29,836
  Current portion of long term debt                    1,923            1,781
  Accrued expenses                                    29,765           20,787
  Income taxes payable                                    --            6,171
  Deferred revenues                                   25,748           22,118
                                                -------------     ------------
    Total current liabilities                         80,559           80,693
                                                -------------     ------------

Long-term debt                                         1,501            2,945

Commitments and contingencies                            --                --

Stockholders' equity:
  Preferred stock                                         --               --
  Common stock                                           213              209
  Additional paid-in capital                         212,352          208,918
  Retained earnings                                    6,282           39,495
  Cumulative translation adjustment                   (1,180)            (700)
  Net unrealized gains (losses)
   on marketable securities                                1               44
                                                -------------     ------------
    Total stockholders' equity                       217,668          247,966
                                                -------------     ------------
    Total liabilities and
      stockholders' equity                          $299,728         $331,604
                                                =============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                  Nine Months Ended September 30,
                                                        1996          1995
                                                      ----------    ----------
                                                      (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $(33,213)      $13,926
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                        21,527       13,475
    Provision for doubtful accounts                       4,370        2,561
    Deferred tax assets                                (10,729)           --
    Tax benefit of stock option exercises                    97        4,856
    Provision for product transition costs,
     non-cash portion                                    13,150           --
    Provision for nonrecurring costs, non-cash
     portion                                              6,394           --
    Changes in operating assets and liabilities, net
    of acquisition:
      Accounts receivable                                18,570      (40,412)
      Inventories                                       (2,978)      (21,118)
      Other current assets                                (711)       (4,625)
      Accounts payable                                  (5,940)        5,941
      Accrued expenses and income taxes payable           2,092        3,863
      Deferred revenues                                   4,008        4,216
                                                      ----------   ----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    16,637      (17,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                (1,296)       (2,235)
  Purchases of property and equipment and other
  assets, net                                          (21,966)      (36,123)
  Purchases of marketable securities                   (13,311)      (16,641)
  Proceeds from sales of marketable securities           58,250       27,812
                                                      ----------   ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    21,677      (27,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                               --       15,000
  Proceeds from long-term debt                               --        2,733
  Payments of long-term debt                            (1,488)       (2,274)
  Proceeds from issuance of common stock                  3,339       93,564
                                                      ----------   ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES          1,851      109,023
Effects of exchange rate changes
  on cash and cash equivalents                             (26)         (30)
                                                      ----------   ----------
Net increase in cash and cash equivalents                40,139       64,489
Cash and cash equivalents at beginning of period         32,847       23,255
                                                      ----------   ----------
Cash and cash equivalents at end of period              $72,986      $87,744
                                                      ==========   ==========

Supplemental  disclosure  of non-cash  transactions:  For the nine months ended
   September 30, 1996:
      Acquisition of equipment under capital lease obligations.....$186

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

3.    INVENTORIES

Inventories consist of the following (in thousands):

                               September 30,    December 31,
                                   1996             1995
                               --------------   --------------
Raw materials                        $42,747          $55,690
Work in process                        1,768            1,355
Finished goods                         7,152            6,342
                               ==============   ==============
                                     $51,667          $63,387
                               ==============   ==============

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                     September 30,    December 31,
                                         1996             1995
                                     --------------   --------------
Computer and video equipment               $75,148          $61,085
Office equipment and furniture
  and fixtures                              10,674            9,401
Leasehold improvements                      12,377           10,404
                                     --------------   --------------
                                            98,199           80,890
Less accumulated depreciation
  and amortization                          45,176           31,898
                                     ==============   ==============
                                           $53,023          $48,992
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

In connection with these acquisitions, the Company in the first quarter of 1995 provided for merger costs of approximately $5.5 million. Of this amount, approximately $3.9 million represents direct transaction expenses, primarily professional fees, and $1.6 million consists of various restructuring charges.

6.    LINE OF CREDIT

In 1995, the Company entered into an unsecured line of credit with a group of banks which provided for up to $50,000,000 in revolving credit. The agreement was to expire on June 30, 1996, but was amended as of June 28, 1996 to expire June 28, 1997. Under the terms of the amendment, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee, which will be calculated based on the debt service ratio of the Company and will range from
 .25% to .40% on the $35,000,000 line. The interest rate to be paid on any outstanding borrowings will also be contingent upon the financial performance of the Company and will range from the LIBOR rate plus 1.25% to the LIBOR rate plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of September 30, 1996.

7.    NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.2 million, consisting of $7.0 million associated with restructuring, including the Company's costs related to staff reductions and the decision to discontinue development of certain products and projects, and $13.2 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. The restructuring charge includes approximately $5.0 million of costs related to a staff reduction of approximately 70 employees and associated write-offs of fixed assets. Approximately $2.0 million of the $7.0 million restructuring charge relates to the cancelation of certain products and development projects. As of September 30, 1996, $6.0 million of the $7.0 million restructuring charge had been recorded against the liability. Included in this $6.0 million were approximately $4.3 million of cash payments consisting of $2.9 million of salaries and related severance costs and $1.4 million of other staff reduction and discontinued development costs. The non-cash charges of $1.7 million recorded during 1996 consists primarily of $1.5 million for the write-off of fixed assets. The Company expects that the related restructuring actions will be completed by the end of 1996.

In September, 1996 the Company recorded a nonrecurring charge of $8.8 million, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. This charge includes costs to write-off inventory, fixed assets, capitalized software and various other costs associated with the
canceled  product  line.   Approximately  $5.6  million  of  the  $8.8  million
nonrecurring charge relates to non-cash items associated with the write-off of assets. The Company expects that these restructuring actions will be completed by March 31, 1997.

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

9.    EMPLOYEE BENEFIT PLANS

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

The Company was founded in 1987 to develop and market digital video editing systems for the production and post production markets. The Company shipped its first product, the Avid/1 Media Composer system, in the fourth quarter of 1989. The Company is currently selling Media Composer system version 6.1. In 1992, the Company began shipping its AudioVision product to the digital audio editing segment of the post production market, and in 1993 introduced Film Composer for the film editing market and a line of disk-based capture, editing and playback products for the broadcast news industry. In 1994, the Company acquired two businesses, SofTECH Systems, Inc. and the newsroom systems division of Basys Automation Systems, Inc., to expand its presence in the newsroom computer systems market. In January 1995, the Company completed its merger with Digidesign, Inc. ("Digidesign"). The Digidesign merger added digital audio production software and related application lines. Pro Tools, the most significant product line acquired in the merger, is marketed to audio professionals. The Media Composer and Pro Tools product lines, together with add-on software, storage devices and associated maintenance fees, have accounted for a substantial majority of the Company's revenues to date. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software, all of whose products are sold primarily to the film and video production and post-production markets. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996 the Company began selling MCXpress for Macintosh and for Windows NT.

RESULTS OF OPERATIONS

NET REVENUES
The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software and sales of software maintenance contracts. Net revenues increased by $287,000 (.3%) to $114.7 million in the quarter ended September 30, 1996 from $114.4 million in the same quarter of last year. Net revenues for the nine months ended September 30, 1996 of $315.8 million increased by $19.1 million (6.4%) from $296.7 million for the nine months ended September 30, 1995. The increase in net revenues was primarily the result of higher unit sales of the Media Composer product line and of digital audio products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996 the Company began selling MCXpress for Macintosh and for Windows NT. To date, product returns of all products have been immaterial.

International sales (sales to customers outside North America) accounted for approximately 47.7% of the Company's 1996 third quarter net revenues compared to approximately 46.0% for the same quarter in 1995. International sales increased by 5.2% for the third quarter of 1996 compared to the same quarter in 1995. The increase in international sales in the third quarter of 1996 was attributable primarily to higher unit sales of Media Composer and Pro Tools product lines in Europe.

International sales accounted for approximately 49.8% and 46.0% of the Company's net revenues for the nine months ended September 30, 1996 and 1995, respectively. International sales increased by 15.2% in the nine-month period ended September 30, 1996 from the same period in 1995. The increase in international sales in 1996 was attributable primarily to higher unit sale of Media Composer and Pro Tools product lines in Europe and the Asia Pacific region.

GROSS PROFIT
Cost of revenues consists primarily of costs associated with the acquisition of components, the assembly, test and distribution of finished products, provisions for inventory obsolescence, warehousing, shipping and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin decreased to 47.1% in the third quarter of 1996 compared to 50.7% in the third quarter of 1995 and decreased to 45.4% for the nine-month period ended September 30, 1996 from 51.4% for the same period in 1995 due to an increase in manufacturing overhead associated with higher facility and information system costs and increased provisions for inventory obsolescence, increased sales of aftermarket hardware products, and an increase in the percentage of customer support costs allocated to cost of revenues. Gross margins for the nine months ended September 30, 1996 were also negatively affected by upgrading of Media Composer systems for use on PCI-based computers and the recognition of the sale of certain server-based broadcast products at an aggregate gross margin of approximately 20%. In the second quarter of 1996 the Company recognized approximately $2.4 million in revenues from two of these server-based broadcast systems and approximately $1.9 million of related costs. The Company expects gross margins during the remainder of 1996 to be less than gross margins in 1995 because of higher manufacturing overhead costs, increased percentage of customer support costs allocated to post-sales support, and higher provisions for inventory obsolescence.

RESEARCH AND DEVELOPMENT
Research and development expenses for the third quarter of 1996 increased $4.7 million (36.9%) from the third quarter of 1995. For the nine-month period ended September 30, 1996, research and development expenses increased $13.6 million (35.7%) compared to the same period of 1995. These increased expenditures were primarily due to additions to the Company's engineering and product management staffs for the continued development of new and existing products. Research and development expenses increased to 15.3% of net revenues in the third quarter of 1996 compared to 11.2% in the same quarter of 1995 due to significant resources required to develop and maintain various products, including the PCI versions of the Media Composer and Pro Tools products, SGI-based editing and image processing software, newsroom computer systems, video processing hardware and the CamCutter product. In addition, research and development expenses for the third quarter of 1995 and nine months ended 1995 were reduced by approximately $2.1 million as a result of payments received under certain development agreements with third parties. The Company capitalized software development costs of approximately $120,000 or 0.7% and $1.3 million or 2.4% of total research and development costs during the third quarter of 1996 and the nine-month period ended September 30, 1996, respectively. During the third quarter of 1995 and the nine months ended September 30, 1995, respectively, the Company capitalized approximately $1.2 million or 8.6% and $2.2 million or 5.4% of total research and development costs. The capitalized software development costs in the third quarter of 1996 were associated primarily with enhancements to the Pro Tools product software. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $1.1 million and $2.4 million during the third quarter of 1996 and the nine-month period ended September 30, 1996, respectively. For the three and nine month periods ended September 30, 1995, amortization totaled approximately $322,000 and $792,000, respectively.

MARKETING AND SELLING
Marketing and selling expenses for the third quarter of 1996 increased by $3.6 million (12.8%) from the third quarter of 1995 and increased by $20.0 million (26.7%) for the nine-month period ended September 30, 1996 compared to the same period in 1995, primarily due to expansion of the Company's sales and pre-sales support organization and the opening of field sales offices domestically and internationally during the later part of 1995. Marketing and selling expenses increased as a percentage of net revenues to 27.3% and 30.0% in the third quarter of 1996 and the nine-month period ended September 30, 1996, respectively, from 24.3% and 25.2% in the corresponding periods in 1995 due primarily to expansion of the Company's field sales operations and to a lesser extent, to higher costs associated with the Company's participation in the National Association of Broadcasters trade show in the second quarter of each year.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the third quarter of 1996 increased by $2.3 million (51.8%) from the third quarter of 1995 and increased $5.5 million (43.3%) for the nine-month period ended September 30, 1996, compared to the nine-month period ended September 30, 1995. General and administrative expenses increased as a percentage of net revenues to 5.9% in the third quarter of 1996 from 3.9% in the third quarter of 1995 and to 5.8% from 4.3% for the nine-month period ended September 30, 1996 and the same period in 1995, respectively. These increased expenses were primarily due to increased staffing and associated costs necessary to support the Company's growth, as well as increased legal expenses associated with various litigation matters to which the Company is a party. In addition, general and administrative expenses increased in the third quarter of 1996 due to certain severance and recruiting costs.

NONRECURRING COSTS
In the third quarter of 1996, the Company recorded charges for nonrecurring costs of $8.8 million, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. During the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to staffing reductions and the Company's decision to discontinue certain products and development projects and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. In the first quarter of 1995, the Company acquired Digidesign, Inc., Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. These transactions, accounted for as poolings of interest, were effected through the exchange of approximately 7,500,000 shares of Common Stock for all of the issued and outstanding shares of these entities. In connection with these acquisitions, the Company recorded merger costs of approximately $5.5 million, of which $3.9 million represented direct transaction expenses and $1.6 million consists of various restructuring charges.

INTEREST AND OTHER INCOME, NET
Interest and other income, net consists primarily of interest income, interest expense and other income. Interest income, net for the third quarter of 1996 increased $576,000 from the third quarter of 1995. For the nine months ended September 30, 1996, interest income, net increased $1.1 million compared to 1995 primarily due to higher cash and investment balances in 1996 and a gain on sale of the VideoShop product line in the second quarter of 1996.

PROVISION FOR INCOME TAXES
The Company's effective tax rate was 32% for both the third quarter of 1996 and 1995. The 1996 and 1995 third quarter effective tax rates are less than the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries. The Company's effective tax rate was 32% and 36.8% for the nine-month periods ended September 30, 1996 and September 30, 1995, respectively. The 1995 provision included taxes of $8.7 million at an effective rate of 32% on $27.5 million of earnings before merger charges. The 1995 provision for the nine-month period ended September 30, 1995 also included a tax benefit of $640,000 on merger charges of $5.5 million, of which $1.6 million were tax deductible.

LIQUIDITY AND CAPITAL RESOURCES.

The Company has funded its operations to date through private sales of equity securities and public offerings of equity securities in 1993 and 1995 which generated net proceeds to the Company of approximately $67 million and $88 million, respectively, as well as through cash flows from operations. As of September 30, 1996 the Company's principal sources of liquidity included cash
and cash  equivalents  and  marketable  securities  totaling   approximately
$75.6 million.

The Company's operating activities generated cash of $16.6 million in the nine-month period ended September 30, 1996 compared to using cash of $17.3 million in the nine-month period ended September 30, 1995. Cash was generated during the nine months ended September 30, 1996 primarily from reductions in accounts receivable and inventory.

The Company purchased $21.8 million of property and equipment and other assets in the nine months ended September 30, 1996, compared to $36.1 million in the same period of 1995. These purchases included primarily the purchase of equipment for demonstrating and supporting PCI-based and SGI-based products, hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has had an equipment-financing arrangement with a bank which expired on March 31, 1996. In 1995 the Company entered into an unsecured line of credit with a group of banks which provided for up to $50,000,000 in revolving credit. The agreement was to expire on June 30, 1996, but was amended as of June 28, 1996 to expire June 28, 1997. Under the terms of the amendment, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee, which will be calculated based on the debt service ratio of the Company and will range from .25% to .40% on the $35,000,000 line. The interest rate to be paid on any outstanding borrowings will also be contingent upon the financial performance of the Company and will range from the LIBOR rate plus 1.25% to the LIBOR rate plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain prior periods been in default of certain financial covenants. On these occasions the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against either the original line of credit or the amended line and was not in default of any financial covenants as of September 30, 1996. The Company believes existing cash, marketable securities, internally generated funds, and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1997. In the event the Company requires additional financing the Company believes that it would be able to obtain such financing; however, there is no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. The Company expects gross margins during the remainder of 1996 to be less than gross margins in 1995 because of higher manufacturing overhead costs, increased percentage of customer support costs allocated to post-sales support and higher provisions for inventory obsolescence.

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. In the second quarter of 1996, the Company recognized approximately $2.4 million in revenues from three of these systems and approximately $1.9 million of related costs. In future quarters, the Company expects to recognize an additional $6.1 million in revenues and approximately $7.5 million in costs associated with the remaining systems for which revenues will be recognized. The Company has provided a reserve for this expected loss. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine the timing of this acceptance. There can be no assurance that the remaining systems will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining systems are recognized or written off. To the extent that the Company sells additional server-based, all-digital broadcast newsroom systems to other customers in the future, the Company believes that such sales may be profitable. However, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters, 40% or more of the Company's revenues for a quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices and writing off fixed assets and inventory.

The Company has recently initiated steps designed to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. The Company expects that this shift will result in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPU's, monitors, and peripheral devices including accompanying software and circuit boards sold by the Company through its direct sales force to customers. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per sale or is unable to reduce its costs associated with such sales, profits could be adversely affected. Because the Company to date has emphasized sales through its direct sales channels, there is no assurance that the Company will be able to increase the volume of sales through indirect channels or that it will be able to reduce its costs in sufficient amounts to operate profitably.

The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for lower priced production and post production tools, including the corporate and industrial user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, or that such products will achieve widespread customer acceptance. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company had announced the introduction of several new editing and image processing products which were designed to operate on computers from SGI. In August 1996, the company determined not to release one of these SGI-based products, Avid Media Spectrum, which had been expected to be released during the second half of 1996. In the third quarter of 1996, the Company incurred a one-time charge of $8.8 million primarily associated with the costs of implementing this decision. The failure of the other SGI-based products to achieve market acceptance, the delay or deferral of customer purchase decisions, the cost of any upgrade programs that may be implemented by the Company, or the inability of the Company or its dealers to secure an adequate supply of SGI computer systems could have a material adverse effect on the Company's business and results of operations.

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

In addition, Apple has adopted the PCI bus standard for data transfer for its computers. The Company believes certain of its prospects and customers have delayed purchases or have purchased PCI-based systems from competing vendors. The Company began shipping Media Composer products based on the PCI bus standard in March 1996 and began shipping Pro Tools products based on the PCI bus in May of 1996. Any difficulty or delay by third-party developers in developing applications for use on PCI bus based Pro Tools products, any failure of the Pro Tools or Media Composer PCI bus products to obtain market acceptance, the delay or deferral of customer purchase decisions, the cost of any additional upgrade programs to PCI bus that have been or may be implemented by the Company, or the inability of the Company to secure an adequate supply of PCI-compatible video processor boards to include in its systems could have a material adverse effect on the Company's business and results of operations.

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

The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the film, video and audio production and post-production, television broadcast news and multimedia tools markets, including the corporate and industrial user market. Many current and potential competitors of the Company have substantially greater financial, technical and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

The Company is converting its core information systems to a new system developed by Systems, Applications and Products ("SAP"). Any difficulties in this system conversion could delay the shipment of orders, the release of invoices or collection of receivables which could have an adverse effect on the Company's operations and cash flows.

The Company is involved in various legal proceedings, including patent and securities fraud litigation, an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 8 to Condensed Consolidated Financial Statements (unaudited). This litigation has been discussed in previously filed reports on Forms 10-Q and 10-K.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS


OTHER

The Company has also received inquiries with regard to possible patent infringement claims in addition to those which have been specifically disclosed by the Company. These inquiries are referred to patent counsel. If any infringements are determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS.

      10.1        Employment agreement between the Company and William J.
                  Miller.

      10.2        Employment agreement between the Company and William L.
                  Flaherty.

      10.3        Employment agreement between the Company and Clifford Jenks.

      27          Financial Data Schedule


 (b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 1996 the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  November 14, 1996     By:           /S/ WILLIAM L. FLAHERTY
                              William L. Flaherty,
                              Vice President of Finance and

                             Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION

      10.1        Employment agreement between the Company and William J.
                  Miller.

      10.2        Employment agreement between the Company and William L.
                  Flaherty.

      10.3        Employment agreement between the Company and Clifford Jenks.

       27               Financial Data Schedule