Form 10-K
period 1996-12-31
AVID TECHNOLOGY INC
filed 1997-03-21
CIK 896841

-------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                        OR
   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM             TO

                          Commission File Number 0-21174

                               AVID TECHNOLOGY, INC.

              (Exact name of registrant as specified in its charter)

               DELAWARE                               04-2977748
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

METROPOLITAN TECHNOLOGY PARK, ONE PARK WEST, TEWKSBURY, MA        01876
(Address of principal executive offices)                     (Zip Code)
                                  (508) 640-6789
               (Registrant's telephone number, including area code)


            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                       None
            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            Common Stock $.01 Par Value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $138,598,416 based on the closing price of the Common Stock on the NASDAQ National Market on March 17, 1997.

The number of shares outstanding of the registrant's Common Stock as of March 17, 1997, was 21,467,094.

                        DOCUMENTS INCORPORATED BY REFERENCE
                  DOCUMENT DESCRIPTION                        10-K PART
      Portions of the Registrant's Proxy Statement for the Annual
         Meeting of Stockholders to be held June 4, 1997...      III
-------------------------------------------------------------------------------

                                      PART I

ITEM 1.     BUSINESS

Avid develops, markets, sells and supports a wide range of disk-based systems for creating and manipulating digital media content. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. Avid also develops and sells digital editing systems and newsroom computer systems for creating content in the television broadcast news market and digital news gathering ("DNG") systems for delivering news content to air. Avid also develops and sells digital audio systems for the music and audio production and post-production markets. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate video departments.

In January 1995, Avid effected a merger with Digidesign, Inc. ("Digidesign"). Digidesign is a leading provider of computer-based, digital audio production systems for the professional music, film, broadcast, multimedia, and home recording markets. In March 1995, Avid acquired through merger Elastic Reality, Inc. ("Elastic Reality"), and Parallax Software Limited and 3 Space Software Limited (together "Parallax Software"). Elastic Reality and Parallax Software now form Avid's graphics and effects group. This group develops a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs.

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."


DIGITAL MEDIA CONTENT MARKETS

Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. For example, a letter prepared on a computer using word processing software is the digital media representation of a typewritten letter. The word-processed letter example also illustrates some of the characteristics of digital media, such as flexible editing, the ability to create different versions, simple production of multiple identical copies, and easy integration with other digital media types, such as charts and graphics. These characteristics generally provide digital formats with advantages over their analog equivalents. However, creating and manipulating digital content typically requires new digital content creation tools: for example, the typewriter has given way to dedicated word processors and, more recently, to desktop computers running word processing software.

Digital formats and tools have largely displaced analog formats and tools in many markets, such as word processing, electronic spreadsheets, desktop publishing, graphics, and electronic and mechanical design. Because of more challenging technical and cost hurdles in handling digital forms of film, video and audio signals, markets that rely on these media types have begun to migrate to digital formats and tools only in recent years.

As technical advances in digital media content creation tools have made this migration possible, users have become able to create more complex content that may incorporate several elements of digital media. For example, many video games now include live action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as Forrest Gump or Jurassic Park, integrate sophisticated computer-generated special effects into traditional live action shots.

The Company participates currently in three end-user markets in which there are well-established analog, or tape-based, content creation processes and which are transitioning to digital, or disk-based, content creation tools. These three markets are: (i) video and film editing and special effects; (ii) broadcast news production; and (iii) music production and film and video audio post-production. The Company believes that the emergence of the Internet and of intranets is creating a fourth market for digital media content creation tools in corporations and institutions that can use the Internet and intranets to distribute information enriched by the addition of digital media content to their employees and customers.

Avid's video and film editing and special effects markets consist of professional users who produce video and film material, such as commercial spots, feature films, entertainment and documentary programming, industrial videos, and music videos. These users are typically employed in independent production or post-production companies, which are firms that rent out production and post-production equipment and professionals on a project basis. Professional users are also found in television facilities, film studios, and large corporations that perform digital media production and post production in-house. Avid's television broadcast news market is comprised of over-the-air and cable broadcast companies that originate news programming. This market includes national and international broadcasters, such as the British Broadcasting Corporation (BBC), the Cable News Network (CNN), and the National Broadcasting Company (NBC), as well as network affiliates, local independent television stations, and local and regional cable operators who produce news programming.

Avid's music production and post-production market is comprised of professional music recording studios, project studios, radio broadcasters, and home studios. Music recording and project studios operate in the same manner as the independent video and film production and post production firms, as described above. This market also includes audio production and post-production in video and film.


STRATEGY

Avid's objective is to be the leading provider of audio and video technology for creating digital media content used to entertain and inform. The Company's strategy is comprised of four key elements:

      Focus on Audio and Video Content Creation Tools:
      The Company focuses its activities on markets where digital media content creation takes place. The Company has addressed its initial efforts to the professional video and film editing markets, including primarily film and television studios and independent production and post-production firms. The Company has extended its target markets to the music and audio production and post-production markets, through the acquisition of Digidesign in 1995, and the broadcast news production market, through the introduction of Avid-developed digital news editing products and through the acquisition in 1994 of SofTECH and the newsroom systems division of Basys Automation Systems, Inc. ("Basys"), both of which offered broadcast newsroom computer systems. In March 1995, Avid expanded its position in the feature film and video production and post-production through the acquisitions of Elastic Reality and Parallax Software, developers of special effects software.

      Expand Presence in Existing Markets:
      The Company believes that it has established unit and revenue market share leadership positions in the professional video and film digital editing system markets, the digital audio workstation market, and the markets for digital news editing and broadcast newsroom computer systems. The Company plans to strengthen these positions by enhancing its existing products, by developing and introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or acquisition, and by providing reliable customer services and support.

      Target New Content Creation Markets:
      A growing number of corporations and institutions are using the Internet and intranets as additions to their means of everyday communications with employees and customers. The Company believes that many business communications needs, including employee and customer training, new product introduction, and employee communications, can be enriched by integrating digital media elements, including video and audio. As a result, the Company intends to target users in corporations, government institutions, and small businesses who, if offered digital media content creation tools appropriate to their skill levels, price constraints, and other business requirements, may use digital media presentations more widely in their daily operations.

      Drive and Support Open Industry Standards:
      The Company designs its products so that they are based on and can co-exist with major industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. In addition, in response to growing customer demand for open standards that enable the seamless integration of analog and digital media tools from different vendors, the Company has undertaken an initiative to establish the Open Media Framework Interchange ("OMFI") as an industry standard media file interchange format to facilitate the transfer of various media types, such as video, audio, animation, film, and graphics, among various systems and applications used in the media production processes. The Company has published the OMFI file format and is seeking to promulgate it as an industry standard. Hundreds of vendors and end users endorse the OMFI standard and more than 35 vendors are supporting the OMFI standard in their products.


PRODUCTS

The Company's products may be divided into six categories: video and film editing products, audio products, digital news gathering (DNG) systems, newsroom computer systems, graphics and special effects products, and storage systems. A description follows of the major products and product families in each of these categories.


Video and Film Editing

Media Composer:
The Media Composer system is Avid's original product offering and still accounts for a substantial majority of its revenues. Since its initial shipment in December 1989, more than 12,000 Media Composer systems have been sold. The Company believes that the Media Composer product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets. The Media Composer product line now includes four models (the Media Composer Off-line, 1000, 4000, and 8000), which provide various levels of capability and functionality. The Media Composer is a disk-based digital, nonlinear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material on tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos.

Film Composer:
The Film Composer system is a 24 frames per second ("fps") editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at 30 fps and film at 24 fps, a standard 30 fps video editing system will not yield an accurate 24 fps film cut list from which to cut a master. The Film Composer includes software that determines which frames on the videotape are actual frames from the film source material and allows the creation of a frame accurate cut list. The Film Composer software also includes special features to meet the specific needs of film editors. The Company believes that Film Composer holds a greater unit market share than any other digital non-linear editing system in professional film editing markets.

MCXpress for Macintosh:
MCXpress for Macintosh is a digital, nonlinear video editing system designed to meet the needs of professional media entrepreneurs involved with video and multimedia production for CD-ROM and Internet distribution. MCXpress for Macintosh is based on Avid's Media Composer software, providing a familiar user interface and editing feature set appropriate for this category of user. This attribute also allows digital media files to be shared between MCXpress for Macintosh and Media Composer and for the MCXpress for Macintosh to be upgradeable to the Media Composer family of systems.

MCXpress for Windows NT:
MCXpress for Windows NT is a digital, nonlinear video editing system designed for the same market as MCXpress for Macintosh, but is targeted to users who prefer Windows NT-based computers. MCXpress for Windows NT offers professional picture quality and editing features, support for multiple media delivery options, including MPEG-1 and AVI output, integration with third-party Windows applications, a built-in titling tool, and a plug-in effects architecture.

Avid Cinema:
Avid Cinema is a desktop editing product designed for people who have no previous video editing experience. Avid Cinema, which consists of a PC board and nonlinear video editing software, is targeted at users in home, school, and corporate environments. A simple interface guides users through the process of making their own, near-VHS-quality movies to save to videotape, put in a slide presentation, or post on a web page. These movies can include video, transition effects, narration, titles, and music. Avid Cinema employs Apple's QuickTime technology and allows users to save QuickTime files for various distribution formats.


Audio

Pro Tools:
Pro Tools is a multi-track random access digital audio workstation developed by Digidesign for the professional music, audio post-production, and radio production markets. Pro Tools features include audio recording, advanced waveform editing, mixing, signal processing, and automation. Pro Tools is an open architecture in which more than 100 Digidesign Development Partners provide additional solutions that expand the functionality of Digidesign's systems, enhancing their appeal to customers. Pro Tools software is compatible across a range of Digidesign hardware platforms, from high-end Pro Tools III down through PT Project and Audiomedia III. Pro Tools PowerMix software runs without Digidesign hardware on Power-PC Macintosh computers using host audio capabilities. More than 12,000 Pro Tools systems have been sold since the product's introduction in 1991. The Company believes that Pro Tools holds a greater unit market share than any other digital audio workstation product in professional audio markets.

AudioVision:
AudioVision is a high performance digital audio workstation designed specifically to meet the needs of the audio post-production professional working with film and video. AudioVision is directly compatible with projects originating on Avid's Media Composer and Film Composer systems. Typical applications include sound editing for feature film and television programming, ADR (automatic dialogue replacement), and commercial spot production. AudioVision allows the user to record, edit, or process sound in sync with Avid-format digital video. AudioVision includes project management and database tools, integrated DSP and the ability to edit audio and video together. The system offers a high level of interchange with other Avid systems, including Pro Tools.


Digital News Gathering

NewsCutter:
NewsCutter is a disk-based digital, nonlinear video editing system designed to meet the demands of television news production. NewsCutter enables broadcast news editors to quickly edit hard news, features, and news series. The user interface for NewsCutter has been designed for fast, easy editing to meet the time-critical demands of daily news deadlines. Based on the same core technology as the Media Composer system, the NewsCutter system offers a range of editing and effects features, including dissolves, wipes and graphics, and character generation. NewsCutter can operate as a standalone editing system or as a client sharing a central library of audio and video media on a server.

AirPlay MP:
AirPlay MP is a disk-based  random  access  insertion  and playback  system that provides  television  broadcasters  and  cable  operators  with the  ability  to transmit high-quality short form video to air directly from disk, including short form news, promos, station IDs, and commercials. Television news programs typically have numerous short form segments, many of which have been pre-recorded and edited. Operators traditionally have had to manage multiple tape decks to play back such segments in the desired sequence during the program. For news applications, AirPlay MP is designed to reduce on-air errors by simplifying the process of inserting the correct story at the correct time. For commercial playback, AirPlay MP is used to air spots automatically in the slots sold to advertisers. Because of the random access capability of AirPlay MP, spot placements can be changed quickly and easily. AirPlay MP shares media compatibility with both NewsCutter and Media Composer so that news stories prepared on NewsCutter and commercial and promotional spots prepared on Media Composer can be played back on AirPlay without resorting to tape.

Avid MediaServer:
The Avid MediaServer is a workgroup video production server that provides simultaneous access to a central computer-based library of video and audio media files. Based on the Silicon Graphics family of servers, Avid MediaServer supports multiple editing and/or playback workstations. The Avid MediaServer system is designed to allow television broadcasters to capture electronic news feeds, edit stories, and play them to air all in a computer-based environment.

AvidNet:
AvidNet is a local area network ("LAN") configuration that provides high speed communications interconnection between Avid's news production and playback systems. The Company believes that the industry standard ATM (Asynchronous Transfer Mode) networking technology, upon which AvidNet is based, supports uninterrupted video playback with high image quality. AvidNet is designed to connect Avid's editing and playback products either to the Avid MediaServer or directly to one another. AvidNet can be used as part of Avid's DNG system, where it links the news editing, playback and recording systems to the Avid MediaServer, or as part of a production solution, linking AirPlay MP and Media Composer.

CamCutter:
The  CamCutter  system   generally  refers  to  a  field-based,   cuts-only
non-linear editing system, which enables users to capture, edit and play digital media. Through an OEM arrangement Avid provides CamCutter systems to Ikegami Tsushinki Co., Ltd., a developer of professional video cameras for the broadcast industry, for incorporation into its "Editcam" cameras. Integrating the
CamCutter system with Ikegami's camera design produces a hand-held field production system that allows video and four channels of audio to be captured directly to a ruggedized, removable disk drive, known as FieldPak, rather than conventional video tape, and its media is compatible with versions of Avid's NewsCutter, MediaServer and AirPlay products.


Newsroom Computer Systems

Avid entered the newsroom computer systems ("NRCS") market through the acquisition in 1994 of the newsroom division of Basys and of SofTECH Systems, both of which developed and sold NRCS products. Newsroom computer systems are the management information systems of television newsrooms. The NRCS computerizes the process of getting news programming on the air. However, unlike traditional corporate management information systems ("MIS"), the application of computing technology in an NRCS is customized around the process of news production and transmission: story assignment and resource scheduling, story research, story creation and collaboration, and the automation of on-air operations. Journalists use the NRCS to access wire stories, schedule, script and edit the text portions of news stories, and send and receive mail and messages. Producers use the NRCS to assign journalists and crews to stories, to review journalistic work-in-progress, to manage and drive on-air devices such as character generators, still image systems, and videotape machines, and to manage the creation, flow, and timing of the newscast.

Avid NewsView:
Avid NewsView is a Novell-based solution targeted at small to mid-market news stations. The client workstations run on DOS or Windows-based PCs. It is sold primarily in North America.

Avid NetStation:
Avid NetStation is a UNIX-based system designed for larger stations and network-level facilities. The clients are either VT interfaces, DOS, or Windows-based PCs connected via local- and wide-area networks. NetStation has extensive non-English language support and is well suited for wide area networks. It is sold worldwide. The Company believes that Avid NetStation holds a greater unit market share than any other NRCS in the large broadcaster markets.


Graphics and Special Effects

Media Illusion:
Media Illusion is Avid's digital compositing, layering and special effects software solution running on Silicon Graphics computers. It provides comprehensive nonlinear editing, fast interactive processing, and numerous tools for complex multi-stage compositing and image treatment. Media Illusion is used by professionals in both video and film post-production.

Matador:
Matador is a two-dimensional ("2D") post-production paint software solution. Matador provides the user with painting, image treatment, rotoscoping, tracking, and multi-layered 2D animation in a single, resolution independent system. The Company believes that Matador holds a greater unit market share than any other paint software in professional film and video special effects markets.

Elastic Reality:
Elastic Reality is a software solution that provides tools for performing 2D and 3D hierarchical animation, character animation, warping and morphing of shapes and images, color correction and matte making, and compositing. Elastic Reality is based on Avid's proprietary "shape-to-shape" morphing interface. The Company believes that Elastic Reality holds a greater unit market share than any other morphing and warping software in professional film and video special effects markets.

Jester:
Jester is Avid's  cartoon ink and paint package  designed to accelerate  cartoon
production  by  painting  the  cartoon   frame  by  frame  and  coloring   areas
automatically.


Storage Systems

Avid offers a family of media storage solutions for use with Avid's systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. Avid purchases disk, tape and optical drives, and storage enclosure sub-systems from third-party manufacturers, integrates them, enhances their performance, tests and certifies them for use with Avid systems, and packages them in various configurations. These storage systems range in capacity from four gigabytes to one terabyte (1,000 gigabytes).


SALES AND SERVICE

Avid sells its products through a combination of direct and indirect sales channels. In the past, the Company has emphasized its direct channel, relying on indirect channels, including independent distributors, value-added re-sellers ("VARs") and dealers, to supplement its direct sales activities or to serve geographic markets in which the Company had no direct sales and service presence. In late 1996, the Company altered its distribution strategy to place increasing emphasis on its indirect sales channels to become the primary means of distribution, emphasizing broader market coverage and clearer delineation from Avid's direct sales channel and direct sales management. Avid's direct field sales and telesales organizations now focus on approximately 250 strategic accounts which are large volume purchasers, which require significant pre-sales and post-sales customer services and which have the potential to work with Avid in developing new product or market opportunities.

As a result of these changes, the Company expects to increase its support of top customers while also increasing the proportion of revenues generated through its indirect channels.

The Company maintains sales offices in 32 cities in 17 countries and has relationships with more than 500 distributors, VARs and dealers throughout the world.

Pro Tools III and other Digidesign-developed products are sold generally through dealers and distributors. Because this channel tends to focus on music-related products, there is, currently, little overlap between this channel and Avid's video, film and broadcast market sales channels.

Avid restructured its customer service function in 1996 to provide improved service and a broader array of service offerings to its customer base. Avid currently provides direct customer support through regional telephone support centers and field service representatives in major markets. Support offerings include up to 24-hour, seven day per week options for both telephone support and on site representation, hardware replacement and software upgrades.

Customer training is provided directly by Avid and through a network of 37 authorized third-party Avid training centers in 10 countries.


MANUFACTURING AND SUPPLIERS

Avid's manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software and the configuration, assembly and testing of board sets, software, related hardware components, and complete systems. Avid relies on independent contractors to manufacture components and subassemblies to Avid's specifications. Avid's systems undergo testing and quality assurance at the final assembly stage.

The Company is dependent upon sole source suppliers for certain key components used in its products. Products purchased by the Company from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; and application specific integrated circuits ("ASIC") from AMI and LSI Logic. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under licenses from Truevision, Inc. The Company generally does not carry significant inventories of sole source components and has no guaranteed supply arrangements. These purchasing arrangements can result in delays in obtaining products from time to time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial difficulties. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be materially adversely affected if it were to encounter an interruption in its sources of supply.

Avid has manufacturing facilities in Tewksbury, Massachusetts, Dublin, Ireland and Palo Alto and Menlo Park, California.


RESEARCH AND DEVELOPMENT

Avid's research and development efforts currently are focused on 1) the development or enhancement of digital media content creation tools that operate on Apple computers on which the Company has traditionally relied, as well as on Unix-based and Windows-based computers; 2) the development of hardware and software enhancements and additions to its existing video, film and audio editing systems, and digital news gathering and newsroom computer systems that lower Avid's costs; 3) the development of hardware and software enhancements and additions to its existing video, film and audio editing systems, and digital news gathering and newsroom computer systems to meet additional needs of the professional production, post-production, and broadcast news markets; 4) AvidNews, a next generation newsroom computer system intended to integrate standard text-based newsroom computer system functionality with nonlinear video and audio functionality; and 5) the development of new media storage solutions. The Company undertakes research and development activities in Tewksbury, Palo Alto, Madison, Wisconsin, and London, England.


COMPETITION

The markets for Avid's products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

In the video and film production and post-production markets, Avid encounters competition primarily from vendors that offer similar digital editing products based on standard computer platforms, including Amtel, Discreet Logic, D/VISION, Fast America, ImMix (a subsidiary of Scitex America), Lightworks USA (a subsidiary of Tektronix), Media 100 (formerly known as Data Translation, Inc.), Quantel (a subsidiary of Carlton Communications PLC), and Softimage (a subsidiary of Microsoft). Avid also competes with vendors, such as Sony, Matsushita, and Tektronix, that generally have offered analog-based products. Avid expects that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products, as well as new versions of their analog products. Panasonic (a subsidiary of Matsushita) has recently introduced a digital nonlinear editing system.

In the broadcast news market, Avid competes primarily with vendors such as Sony, Matsushita, Tektronix (including primarily its subsidiaries Lightworks USA, The Grass Valley Group and NewStar), Quantel, Associated Press, and BTS (a subsidiary of Philips). Avid expects that competition from these vendors will increase to the extent such vendors develop and introduce digital or new analog-based products. Sony has recently announced a new digital tape format that Avid believes may provide continuing competition in the broadcast news market. Panasonic has also recently announced a new digital tape format. The Company also competes in certain segments of this market with other providers of digital media products, including Media 100 and ImMix.

In the music production and post-production markets, the Company competes primarily with traditional analog tape-based system suppliers, including AMS, Fritz Studer, Otari, Sony, Tascam, and Yamaha; digital tape-based system suppliers, including Alesis, Tascam, and other disk-based digital audio production system suppliers, including Sonic Solutions. In addition, companies such as Creative Technology currently provide low cost (under $500) digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not introduce products that are more directly competitive with the Company's products.

In the market for graphics and special effects products, Avid competes primarily with Adobe, Alias Research (a subsidiary of Silicon Graphics), Chyron, Discreet Logic, Quantel, and Softimage.

The Company may face competition in any or all of these markets in the future from computer manufacturers, such as Digital Equipment, Hewlett-Packard, IBM, and Silicon Graphics, as well as from software vendors, such as Microsoft, Oracle, and Sybase. All of these companies have announced their intentions to enter some or all of the Company's target markets, including specifically the broadcast news and special effects market. In addition, certain developers of shrink-wrapped digital media software products, such as Adobe and Macromedia, either offer or have announced video and audio editing products which may compete with certain of the Company's products.

The primary competitive factors in all of the Company's markets are price/performance, functionality, product quality, reputation, product line breadth, access to distribution channels, customer service and support, brand name awareness, and ease of use.


EMPLOYEES

The Company employed 1,663 people as of December 31, 1996.



ITEM 2.   PROPERTIES

The Company's principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three buildings adjacent to one another in an office park located in Tewksbury, Massachusetts. The Company's leases on such buildings expire in February 2010.

The Company also leases a facility in Dublin, Ireland for the manufacture and distribution of its products and in Palo Alto, California, which houses Digidesign headquarters and certain other research and development operations.

In September 1995, the Company's United Kingdom subsidiary entered into a 15-year lease in London, England, and consolidated the offices of the former Parallax Software with the Company's London sales staff.

The Company also maintains sales and marketing support offices in leased facilities in various other locations throughout the world.

See Note K - "Commitment and Contingencies" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1996.

In addition, the Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales and marketing support facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.



ITEM 3.   LEGAL PROCEEDINGS


DATA TRANSLATION, INC.

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been temporarily stayed pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.


CLASS ACTION SHAREHOLDER LITIGATION

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act and the `33 Act suit was filed on October 18, 1996. Plaintiffs filed oppositions to both motions on December 13, 1996. The defendants' Reply Briefs were filed and the Court heard oral argument on all pending motions on January 28 and 29, 1997. Both motions have been taken under advisement by the court. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. A reasonable estimate of the Company's potential loss for damages cannot be made at this time. No costs have been accrued for this possible loss contingency.

COMBINED LOGIC COMPANY

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs, and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.


DATA TRANSLATION, INC.

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleges infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs, and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to defend it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.


OTHER

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation are asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1996.

                         EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER             AGE                 POSITION(S)

William J. Miller              51           Chairman of the Board, President
                                            and Chief Executive Officer


William L. Flaherty            49           Senior Vice President of Finance
                                            and Chief Financial Officer


David R. Froker                41           Senior Vice President and
                                            General Manager of Digidesign


C. Edward Hazen                45           Senior Vice President of Business
                                            Development and Corporate Treasurer

Clifford A. Jenks              45           Senior Vice President of
                                            Worldwide Sales and Marketing


Rose G. O'Donnell              53           Senior Vice President of
                                            Engineering


David E. Olson                 47           Senior Vice President of Worldwide
                                            Operations; Chief Operating Officer
                                            of Digidesign Division


Judith M. Oppenheim            55           Senior Vice President of Human
                                            Resources and Corporate Services


Eric C. Peters                 45           Senior Vice President and Chief
                                            Technology Officer

__________________

WILLIAM J. MILLER. Mr. Miller joined the Company in April 1996 and has been Chairman, Chief Executive Officer and President since September 1996. From April 1996 to September 1996, Mr. Miller was Chairman and Chief Executive Officer. Prior to that time, Mr. Miller was Chief Executive Officer of Quantum Corporation (1992-1995).

WILLIAM L. FLAHERTY. Mr. Flaherty joined the Company in September 1996 and has been Senior Vice President of Finance and Chief Financial Officer since January 1997. He was Vice President of Finance and Chief Financial Officer from September 1996 to January 1997. Prior to joining Avid, Mr. Flaherty was Senior Vice President, Finance and Chief Financial Officer (February - September 1996), and Vice President, Finance and Chief Financial Officer (1993 - February 1996), of Gibson Greetings Corp., and was Vice President and Treasurer of FMR Corp., the parent company of Fidelity Investments Group (1989-1992).

DAVID R. FROKER. Mr. Froker has been Senior Vice President and General Manager of Digidesign since January 1997. Mr. Froker was General Manager of Digidesign from March 1996 to January 1997. Prior to that time, he was Vice President, Business Development of Digidesign, Inc. (1994-1995). He was Product Group Manager at Amdahl (1988-1993).

C. EDWARD HAZEN. Mr. Hazen has been Senior Vice President of Business Development and Corporate Treasurer since January 1997. He was Vice President, Finance and Treasurer from January 1996 to January 1997, Vice President, Chief Financial Officer and Treasurer From November 1995 to January 1996, and Vice President and Treasurer from 1993 to 1996. Mr. Hazen was a Managing Director of Robertson, Stephens & Company (1987-1993).

CLIFFORD A. JENKS. Mr. Jenks joined the Company in October 1996 and has been Senior Vice President of Worldwide Sales and Marketing since January 1997. He was Vice President Worldwide Sales and Marketing from October 1996 to January 1997. Mr. Jenks was Chief Operating Officer of Zenith Data Systems (1992-1996), and Vice President Sales and Marketing Operations of Apple Computer, Inc. (1989-1992).

ROSE G. O'DONNELL. Ms. O'Donnell has been Senior Vice President of Engineering since January 1997. She was Vice President, Engineering from November 1994 to January 1997. Ms. O'Donnell was General Manager of the Technology Division of Hewlett-Packard (1989-1994).

DAVID E. OLSON. Mr. Olson has been Senior Vice President of Worldwide Operations of the Company and Chief Operating Officer of Digidesign since January 1997. He was Vice President of Worldwide Operations for Avid from June 1996 to January 1997. Mr. Olson was Vice President of Operations at Digidesign, Inc. from August 1991 to June 1996.

JUDITH M. OPPENHEIM. Ms. Oppenheim has been Senior Vice President of Human Resources and Corporate Services since January 1997. She was Vice President of Human Resources from November 1992 to January 1997. Ms. Oppenheim was Vice President, Human Resources at The Forum Corporation (1989-1992).

ERIC C. PETERS. Mr. Peters has been Senior Vice President and Chief Technology Officer since January 1997. He was Vice President, Technology and Chief Technology Officer from August 1988 to January 1997.

There is no family relationship among the named officers.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NASDAQ National Market under the symbol AVID. The table below shows the high and low bid prices of the Common Stock during the fiscal years ended December 31, 1996 and 1995.

        1996                       HIGH            LOW
        ----                    -------         ------
      First Quarter             $22.750        $16.375
      Second Quarter             25.875         17.875
      Third Quarter              20.500         12.375
      Fourth Quarter             16.250         10.125


        1995                       HIGH            LOW
        ----                    -------         ------
      First Quarter             $34.000        $23.000
      Second Quarter             40.500         28.250
      Third Quarter              47.750         37.250
      Fourth Quarter             48.750         16.750


The approximate number of holders of record of the Company's Common Stock at March 17, 1997, was 640. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated financial data for Avid Technology, Inc. In January 1995, Avid Technology, Inc. (Avid) completed a merger with Digidesign, Inc. (Digidesign) that was accounted for as a pooling of interests. All financial data presented herein have been restated to include the combined financial results of Avid and Digidesign as though the merger had occurred retroactively. Prior to the merger, Digidesign had a March 31 fiscal year end. Effective with the merger, Digidesign's fiscal year end was changed from March 31 to December 31 to conform with Avid's year end. The results of Digidesign's operations for the twelve-month periods ended December 31, 1994, March 31, 1994, 1993 and 1992 are included in the Company's 1994, 1993, 1992 and 1991 results, respectively. Accordingly, Digidesign's operations for the three months January through March 1994 are included in the Company's results for both of the years ended December 31, 1993 and December 31, 1994. Revenues, net income and earnings per share for Digidesign for the three months ended March 31, 1994 were $8,510,000, $1,078,000 and $0.14 respectively. Net income for this period has been reported as an adjustment to consolidated 1994 retained earnings. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software. The Company's previous years' financial statements have not been restated to include operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. as they were not material to the Company's consolidated operations and financial condition. Costs associated with these mergers, approximately $5,456,000, were charged to operations in 1995. In addition, the Company acquired certain other businesses which were accounted for as purchases; the results of such acquisitions have been included in the Company's financial statements since the respective dates of acquisition. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF INCOME DATA:
In thousands (except per share data)               For the year ended
                                                       December 31,
                                   ---------------------------------------------
                                      1996     1995     1994      1993     1992
                                   ---------------------------------------------
Net revenues...................... $429,009  $406,650  $233,633 $134,366 $69,020
Cost of revenues..................  238,808   198,841   108,057   60,939  29,333
                                   ---------------------------------------------
  Gross profit....................  190,201   207,809   125,576   73,427  39,687
                                   ---------------------------------------------
Operating expenses:
  Research and development........   69,405    53,841    28,223   16,396   8,276
  Marketing and selling...........  127,006   107,780    61,366   38,960  21,279
  General and administrative......   24,203    18,085    12,575    7,801   3,335
  Nonrecurring costs..............   28,950     5,456              3,750
                                   ---------------------------------------------
    Total operating expenses......  249,564   185,162   102,164   66,907  32,890
                                   ---------------------------------------------
Operating income (loss)...........  (59,363)   22,647    23,412    6,520   6,797
Other income and expense, net.....    3,416     1,380     1,675    1,791     152
                                   ---------------------------------------------
Income (loss) before income taxes.  (55,947)   24,027    25,087    8,311   6,949
Provision for (benefit from)
  income taxes....................  (17,903)    8,588     7,294    2,209   2,504
                                   ---------------------------------------------
Net income (loss)................. $(38,044)  $15,439   $17,793   $6,102  $4,445
                                   =============================================
Net income (loss) per
  common share....................   $(1.80)    $0.77     $0.99    $0.40   $0.38
                                   =============================================
Weighted average common and common
  equivalent shares outstanding....  21,163    20,165    17,921   15,216  11,805
                                   =============================================


CONSOLIDATED BALANCE SHEET DATA:
In thousands (except per share data)            As of December 31,
                                  ---------------------------------------------
                                    1996      1995     1994     1993     1992
                                  ---------------------------------------------
Working capital.................. $145,320  $162,260  $86,513  $91,473  $21,780
Total assets.....................  300,979   331,604  182,174  132,355   43,104
Long-term debt, less current
  portion........................    1,186     2,945    2,369      545
Redeemable convertible
preferred stock..................                                        30,897
Total stockholders'
  equity (deficit)...............  213,415   247,966  127,887  106,732     (901)





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

The Company was founded in 1987 to develop and market digital video editing systems for the production and post production markets. The Company shipped its first product, the Avid/1 Media Composer system, in the fourth quarter of 1989. The Company is currently selling Media Composer system version 6.5. In 1992, the Company began shipping its AudioVision product to the digital audio editing segment of the post production market, and in 1993 introduced Film Composer for the film editing market and a line of disk-based capture, editing, and playback products for the broadcast news industry. In 1994, the Company acquired two businesses, SofTECH Systems, Inc. and the newsroom systems division of Basys Automation Systems, Inc., to expand its presence in the newsroom computer systems market. In January 1995, the Company completed its merger with Digidesign, Inc. ("Digidesign"). The Digidesign merger added digital audio production software and related application lines. Pro Tools, the most significant product line acquired in the merger, is marketed to audio professionals. The Media Composer and Pro Tools product lines, together with add-on software, storage devices, and associated maintenance fees, have accounted for a substantial majority of the Company's revenues to date. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software, all of whose products are sold primarily to the film and video production and post-production markets. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996, the Company began selling MCXpress for Macintosh and for Windows NT. The Company began shipping Version 6.5 for its Media Composer family of systems in December 1996.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                              For the year ended December 31,
                                             --------------------------------
                                                1996       1995       1994
                                             --------------------------------
      Net revenues.........................    100.0%     100.0%     100.0%
      Cost of revenues.....................     55.7%      48.9%      46.3%
                                             --------------------------------
        Gross profit.......................     44.3%      51.1%      53.7%
                                             --------------------------------
      Operating Expenses:
        Research and development...........     16.2%      13.2%      12.1%
        Marketing and selling..............     29.6%      26.5%      26.2%
        General and administrative.........      5.6%       4.4%       5.4%
        Nonrecurring costs.................      6.7%       1.4%
                                             --------------------------------
          Total operating expenses.........     58.1%      45.5%      43.7%
                                             --------------------------------
      Operating income (loss)..............    (13.8)%      5.6%      10.0%
      Other income and expense, net........      0.8%       0.3%       0.7%
                                             --------------------------------
      Income (loss) before income taxes....    (13.0)%      5.9%      10.7%
      Provision  for  (benefit  from)
        income taxes.......................     (4.1)%      2.1%       3.1%
                                             ================================
      Net income (loss)....................     (8.9)%      3.8%       7.6%
                                             ================================




Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased by $22.3 million (5.5%) to $429.0 million in the year ended December 31, 1996 from $406.7 million in 1995. Net revenues for the year ended December 31, 1995 of $406.7 million increased by $173.0 million (74.1%) from $233.6 million in 1994. The increase in net revenues during 1996 and 1995 was primarily the result of worldwide growth in unit sales of the Media Composer product line and of digital audio products and to a lesser extent, to the increase in sales of other products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996, the Company began selling MCXpress for
Macintosh and for Windows NT. The Company began shipping Version 6.5 for its Media Composer family of systems in December 1996. To date, product returns of all products have been immaterial.

International sales (sales to customers outside North America) accounted for approximately 49.5% of the Company's 1996 net revenues compared to approximately 46.7% for 1995 and 43.3% for 1994. International sales increased by 11.7% in 1996 compared to 1995 and 87.9% in 1995 compared to 1994. The increase in international sales in 1996 was attributable primarily to higher unit sales of Media Composer and Pro Tools product lines in Europe. The increase in international sales in 1995 compared to 1994 was primarily due to continued sales growth in Europe and Japan, in addition to the sales growth in locations where the Company established new sales subsidiaries in 1995, which included Singapore and Australia, and the March 1995 acquisition of Parallax Software Limited.


Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin decreased to 44.3% in 1996 compared to 51.1% in 1995 and from 53.7% in 1994. The decrease in 1996 largely reflects the effects of upgrading Media Composer systems for use on PCI-based computers, an increase in manufacturing overhead associated with higher facility, information system and customer support costs allocated to costs of revenues. In addition, the Company's decrease in gross margin in 1996 resulted from increased provisions for inventory obsolescence, the fourth quarter non-cash charge of $5.6 million related principally to spare parts which are no longer required to support the Company's business, and the recognition of approximately $6.2 million of revenue from the sale of certain server-based broadcast products at a relatively low gross margin. The decrease in gross margin in 1995 compared to 1994 was primarily due to a further increased proportion of sales of lower margin systems in the second half of 1995, increased sales of third party hardware to the Company's distributors, expansion of the Company's manufacturing infrastructure, growth in the company's post-sales support organizations, and increased proportion of hardware associated with additional functionality in certain of the Company's systems. The Company expects that gross margins during 1997 to be slightly above 1996 levels, but will continue to be lower than 1995 and 1994 gross margins.


Research and Development

Research and development expenses increased $15.6 million (28.9%) from 1995 to 1996 and increased $25.6 million from 1994 to 1995. These increases were primarily due to the continued development of new and existing products. The 1995 expenses are net of $2.9 million of payments received during 1995 under certain development agreements with third parties. Research and development expenses increased as a percentage of net revenues to 16.2% in 1996 from 13.2% in 1995 and 12.1% in 1994 due to significant resources required to develop and maintain various existing products, including the PCI versions of the Media Composer and Pro Tools products, MCXpress product lines, newsroom computer systems, video processing hardware, and the CamCutter product. The Company capitalized software development costs of approximately, net of write-offs, $1.5 million, $3.6 million and $1.1 million in 1996, 1995, and 1994, respectively. This represents 2.1%, 6.2% and 3.8% of total research and development costs during 1996, 1995, and 1994, respectively. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization, net of write-offs totaled approximately $2.9 million, $1.2 million, and $466,000 in 1996, 1995, and 1994, respectively. The capitalized software development costs are associated primarily with enhancements to Media Composer software and also development of software to be used in other products.

Marketing and Selling

Marketing and selling expenses increased by $19.2 million (17.8%) from 1995 to 1996 and increased by $46.4 million (75.6%) from 1994 to 1995. The increase in sales and marketing in 1996 and 1995 was primarily due to expansion of the Company's field sales operations and the opening of field sales offices domestically and internationally during the later part of 1995. Marketing and selling expenses increased as a percentage of net revenues to 29.6% in 1996 and 26.5% in 1995 compared to 26.2% in 1994.


General and Administrative

General and administrative expenses increased $6.1 million from 1995 to 1996 and $5.5 million from 1994 to 1995. General and administrative expenses increased as a percentage of net revenues to 5.6% in 1996 compared to 4.4% in 1995 and 5.4% in 1994. These increased expenses were primarily due to increased staffing and associated costs necessary to support the Company's growth. In addition, 1996 general and administrative expenses increased due to increased legal expenses associated with various litigation matters to which the Company is a party and certain severance and recruiting costs.


Nonrecurring Costs

During the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to February 1996 staffing reductions of approximately 70 employees primarily in the U.S., the Company's concurrent decision to discontinue certain products and development projects, and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. As of December 31, 1996, the Company had completed the related restructuring actions. Included in the $7.0 million for restructuring charges were approximately $5.0 million of cash payments and $2.0 million of non-cash charges. In the third quarter of 1996, the Company recorded a nonrecurring charge of $8.8 million associated primarily with the Company's decision not to release the Avid Media Spectrum product line. In the first quarter of 1995, the Company acquired Digidesign, Inc., Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. In connection with these acquisitions, the Company recorded merger costs of approximately $5.5 million, of which $3.9 million represented direct transaction expenses and $1.6 million consists of various restructuring charges.


Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for 1996 increased $2.0 million from 1995 and decreased $295,000 in 1995 compared to 1994. For the year ended December 31, 1996, interest and other income, net increased primarily due to higher cash and investment balances in 1996 compared to 1995. In addition, 1996 other income increased from 1995 due to the spin-out of certain technologies which resulted in equity income, a gain on sale of a product line, and royalties received during the year. The 1995 decrease in interest and other income, net was principally related to higher interest expense incurred in 1995 and lower cash balances prior to the Company's offering of Common Stock in September 1995.


Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 32%, 36%, and 29%, respectively for 1996, 1995, and 1994. The 1996 and 1994 effective tax rates are different than the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries. The 1995 effective tax rate of 36% is greater than the Federal statutory rate primarily due to non-deductible merger costs. The 1995 provision included taxes of $8.7 million at an effective rate of 32% on $27.5 million of earnings before merger charges. The 1995 provision also included a tax benefit of $640,000 on merger costs of $5.5 million, of which $1.6 million were tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations to date through private sales of equity securities and public offerings of equity securities in 1993 and 1995 which generated net proceeds to the Company of approximately $67 million and $88 million, respectively, as well as through cash flows from operations. As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $94.0 million.

The Company's operating activities generated cash of $40.9 million in 1996 compared to using cash of $19.3 million in 1995. Cash was generated during the twelve months ended December 31, 1996 primarily from reductions in accounts receivable and inventory. In 1996, the decrease in accounts receivable was primarily due to improved collections while the reduction in inventory resulted from improved stock turns and the write-off of inventory no longer required to support the Company's business.

The Company purchased $28.2 million of property and equipment and other assets during 1996, compared to $42.4 million in 1995. These purchases included primarily the purchase of equipment for hardware and software for the Company's information systems and equipment to support research and development activities.

The Company had an equipment-financing arrangement with a bank which expired on March 31, 1996. In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provided for up to $50,000,000 in revolving credit. The original expiration date of June 30, 1996 has been extended to June 28, 1997. Under the terms of the agreement, as amended in June 1996, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee calculated based on the debt service ratio of the Company and ranges from .25% to .40% on the $35,000,000 line. The interest rate to be paid on any outstanding borrowings is contingent upon the financial performance of the Company and ranges from LIBOR plus 1.25% to LIBOR plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain prior periods been in default of certain financial covenants. On these occasions the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against the line and was not in default of any financial covenants as of December 31, 1996. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1997. In the event the Company requires additional financing the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected.

The Company has recently initiated steps designed to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. The Company expects that this shift will result in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices including accompanying software and circuit boards sold by the Company through its direct sales force to customers. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per sale or is unable to reduce its costs associated with such sales, profits could be adversely affected.

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. In 1996, the Company recognized approximately $3.3 million in revenues from three of these initial installations and approximately $3.6 million of related costs. In future quarters, the Company expects to recognize an additional $5.0 million in revenues associated with the remaining initial installations. The Company has provided a reserve for estimated costs in excess of anticipated revenues. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine whether and when the systems will be accepted. There can be no assurance that the remaining initial installations will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining initial installations are recognized or written off. In 1996, the Company installed additional server-based, all-digital broadcast newsroom systems at other customer sites. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, would be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters, 40% or more of the Company's revenues for a quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and of writing off certain assets.

The Company has significant deferred tax assets in the accompanying balance sheets. The deferred tax assets reflect the net tax effects of tax credit and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for multimedia production tools, including the corporate and industrial user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, or that such products will achieve widespread customer acceptance. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company's products operate primarily only on Apple computers. Apple has recently been suffering business and financial difficulties. In consideration of these difficulties, there can be no assurance that customers will not delay purchases of Apple-based products, or purchase compatible products based on non-Apple computers, that Apple will continue to develop and manufacture products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies. The Company believes that further advances will occur in such enabling technologies, including microprocessors, computers, operating systems, bus architectures, storage devices, and digital media formats. The Company may be required, based on market demand, to upgrade existing products or develop other products that incorporate these further advances. In particular, the Company believes that it will be necessary to develop additional products which operate using the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based products in anticipation of the release of NT-based products, that the Company will be successful in developing NT-based or other new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based products, failure by the Company to develop such products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the film, video and audio production and post-production, television broadcast news, and multimedia tools markets, including the corporate and industrial user market. Many current and potential competitors of the Company have substantially greater financial, technical and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Item 3. "LEGAL PROCEEDINGS," and Note K to Consolidated Financial Statements.

                               AVID TECHNOLOGY, INC.

                            ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1996

                                      ITEM 8

           FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               AVID TECHNOLOGY, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants................................     23

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994...............................     24

Consolidated Balance Sheets as of December 31, 1996 and 1995.....     25

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995 and 1994.........................     26

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...............................     27

Notes to Consolidated Financial Statements.......................     28


Consolidated Financial Statement Schedule for the years ended
  December 31, 1996, 1995 and 1994 included in Item 14(d):

Schedule II -          Valuation and Qualifying Accounts             F-1


Schedules other than that listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Avid Technology, Inc.:

We have audited the consolidated balance sheets of Avid Technology, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We also audited the financial statement schedule of Avid Technology, Inc. listed in Item 14(d) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






/s/ COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 6, 1997

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                            For the Year Ended December 31,
                                           -----------------------------------
                                            1996          1995          1994
                                           -------       -------       -------
Net revenues                              $429,009      $406,650      $233,633
Cost of revenues                           238,808       198,841       108,057
                                           -------       -------       -------
   Gross profit                            190,201       207,809       125,576

Operating expenses:
   Research and development                 69,405        53,841        28,223
   Marketing and selling                   127,006       107,780        61,366
   General and administrative               24,203        18,085        12,575
   Nonrecurring costs                       28,950         5,456
                                           -------       -------       -------
       Total operating expenses            249,564       185,162       102,164
                                           -------       -------       -------

Operating income (loss)                    (59,363)       22,647        23,412

Interest and other income                    3,786         2,216         1,801
Interest expense                              (370)         (836)         (126)
                                           -------       -------       -------
Income (loss) before income taxes          (55,947)       24,027        25,087

Provision for (benefit from) income taxes  (17,903)        8,588         7,294
                                           -------       -------       -------

Net income (loss)                         $(38,044)      $15,439       $17,793
                                           ========      =======       =======

Net income (loss) per common share          $(1.80)        $0.77         $0.99
Weighted average common and common
   equivalent shares outstanding            21,163        20,165        17,921













The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                            December 31,
                                                        1996             1995
ASSETS                                              ------------   -----------
Current assets:
   Cash and cash equivalents                             $75,795        $32,847
   Marketable securities                                  17,248         17,543
   Accounts receivable, net of allowances of $7,519
     and $6,472 in 1996 and 1995, respectively            86,187        107,859
   Inventories                                            28,359         63,387
   Deferred tax assets                                    15,852         13,006
   Prepaid expenses                                        6,310          4,907
   Other current assets                                    1,947          3,404
                                                     ------------   ------------
       Total current assets                              231,698        242,953

   Marketable securities                                     997         30,102
   Property and equipment, net                            49,246         48,992
   Long-term deferred tax assets                          15,538              -
   Other assets                                            3,500          9,557
                                                     ------------   ------------
       Total assets                                     $300,979       $331,604
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $25,332        $29,836
   Current portion of long-term debt                       1,726          1,781
   Accrued compensation and benefits                       9,085          7,192
   Accrued expenses                                       21,844         13,595
   Income taxes payable                                    3,258          6,171
   Deferred revenues                                      25,133         22,118
                                                     ------------   ------------
       Total current liabilities                          86,378         80,693
                                                     ------------   ------------

Long-term debt, less current portion                       1,186          2,945
Commitments and contingencies (Note K)

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued or outstanding                 -              -
 Common stock, $.01 par value, 50,000,000 shares
   authorized; 21,338,369 and 20,935,145 shares
   issued and outstanding at December 31, 1996
    and 1995, respectively                                   213            209
   Additional paid-in capital                            212,474        208,918
   Retained earnings                                       1,451         39,495
   Cumulative translation adjustment                        (724)          (700)
   Net unrealized gains on marketable securities               1             44
                                                     ------------   -----------
       Total stockholders' equity                        213,415        247,966
                                                     ------------   -----------
       Total liabilities and stockholders'equity        $300,979       $331,604
                                                     ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)

                                                                                                            Net
                                                                                                      Unrealized Gains
                                                               Additional     Cumulative                 (Losses) on       Total
                                          Common Stock           Paid-in      Retained     Translation    Marketable   Stockholders'
                                      Shares         Amount      Capital      Earnings     Adjustment     Securities      Equity
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1993.......  15,956,988        $160     $103,357       $4,205         $(990)                   $106,732
Exercise of stock options
 and related tax benefits...........     468,365           5        3,812                                                  3,817
Sale of common stock under
 Employee Stock Purchase Plan.......      19,991                      405                                                    405
Stock issued in connection
 with acquisition...................     100,000           1           11                                                     12
Adjustment for duplicate period
 due to pooling of interests........                                            (1,078)                                   (1,078)
Translation adjustment..............                                                             412                         412
Net unrealized losses on
 marketable securities..............                                                                         $(206)         (206)
Net income..........................                                            17,793                                    17,793
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1994........ 16,545,344         166      107,585       20,920          (578)         (206)      127,887
Exercise of stock options and
 related tax benefits...............     741,313           7       11,899                                                 11,906
Sale of common stock under
 Employee Stock Purchase Plan.......      50,744           1        1,203                                                  1,204
Stock issued in connection
  with acquisitions.................   1,522,744          14           85        3,136                                     3,235
Sale of common stock in a
 public offering, net of issuance
 costs of $560......................   2,075,000          21       88,146                                                 88,167
Translation adjustment..............                                                            (122)                       (122)
Net unrealized gains on
 marketable securities..............                                                                           250           250
Net income..........................                                            15,439                                    15,439
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1995.......  20,935,145         209      208,918       39,495          (700)           44       247,966
Exercise of stock options...........     260,055           3        1,185                                                  1,188
Sale of common stock under
 Employee Stock Purchase Plan.......     143,169           1        2,371                                                  2,372
Translation adjustment..............                                                             (24)                        (24)
Net unrealized losses on
 marketable securities..............                                                                           (43)          (43)
Net loss............................                                           (38,044)                                  (38,044)
                                    ----------------------------------------------------------------------------------------------
Balances at December 31, 1996.......  21,338,369        $213     $212,474       $1,451         $(724)           $1      $213,415
                                    ==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                          For the Year Ended December 31,
                                                                            1996       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $(38,044)    $15,439     $17,793
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Adjustment for duplicate period due to pooling of interests                                 (1,078)
        Depreciation and amortization                                       29,641      19,539      10,980
        Provision for accounts receivable allowances                         6,627       3,006       2,007
        Deferred income taxes                                              (18,384)     (8,158)       (820)
        Tax benefit of stock option exercises                                            6,023       1,978
        Provision for product transition costs and nonrecurring
         inventory write-offs, non-cash portion                             18,750
        Provision for other nonrecurring costs, non-cash portion             7,048
        Loss (gain) on disposal of equipment                                 1,410         (80)         (4)
        Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                               13,836     (51,877)    (22,445)
          Inventories                                                       14,479     (31,648)    (11,606)
          Prepaid expenses and other current assets                            147       1,271      (5,537)
          Accounts payable                                                  (3,819)     11,559      10,817
          Income taxes payable                                              (3,206)      1,747       2,079
          Accrued expenses                                                   9,107       7,062       3,191
          Deferred revenues                                                  3,356       6,825       6,253
                                                                          --------    --------    --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   40,948     (19,292)     13,608

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized software development costs                                   (2,295)     (3,570)     (1,057)
   Purchases of property, equipment and other assets                       (28,219)    (42,410)    (22,859)
   Purchases of marketable securities                                      (29,430)    (68,911)    (30,096)
   Proceeds from sales of marketable securities                             58,786      50,152      29,950
   Payments for acquisitions, net of cash acquired                                                  (2,150)
   Proceeds from disposal of equipment                                       1,550         423          13
                                                                          --------    --------    --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      392     (64,316)    (26,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                      3,702
   Payments of long-term debt                                               (2,000)     (2,148)     (1,182)
   Proceeds from issuance of common stock                                    3,560      95,353       2,256
                                                                          --------    --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,560      93,205       4,776
Effects of exchange rate changes on cash and cash equivalents                   48          (5)        216
                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents                        42,948       9,592      (7,599)
Cash and cash equivalents at beginning of year                              32,847      23,255      30,854
                                                                          --------    --------    --------
Cash and cash equivalents at end of year                                   $75,795     $32,847     $23,255
                                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
FOR THE YEAR ENDED 1996:
   Acquisition of equipment under capital lease obligations, $186 FOR THE YEAR ENDED 1995:
   Acquisition of equipment under capital lease obligations, $2,719 Issuance of common stock in connection with acquisitions, $99

The accompanying notes are an integral part of the consolidated financial statements.

                               AVID TECHNOLOGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or "the Company") develops, markets, sells, and supports a wide range of disk-based systems for creating and manipulating digital media content. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. Avid also develops and sells digital editing systems and newsroom computer systems for creating content in the television broadcast news market and digital news gathering ("DNG") systems for delivering news content to air. Avid develops and sells digital audio systems for the music and audio production and post-production markets. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate video departments. The Company's digital editing systems have accounted for the majority of the Company's revenues to date.


As described in Note O, in January 1995, Avid effected a merger with Digidesign, Inc. (Digidesign). Digidesign designs, assembles, markets, and supports random access digital audio production software and related application-specific hardware components, some of which are used in Avid products. The merger has been accounted for as a pooling of interests and the historical consolidated financial statements of Avid Technology, Inc. for all periods prior to the acquisition presented herein have been restated to include the financial position, results of operations and cash flows of Digidesign.


B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A summary of the Company's significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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


Translation of Foreign Currencies

The functional currency of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Avid Technology Sales Ltd. in Ireland, whose functional currencies are the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

The Company enters into foreign exchange forward contracts to hedge the effect of certain asset and liability positions of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The cash flows related to the gains and losses of foreign currency forward contracts are classified in the statements of cash flows as part of cash flows from operations. The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is limited by the term of the Company's contracts, generally one month. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates.


Cash and Cash Equivalents

The Company  considers  all highly  liquid debt  instruments  purchased  with an original maturity of three months or fewer to be cash equivalents. Cash equivalents consist primarily of taxable and tax-exempt money market funds, bankers' acceptances, short-term time deposits, short-term government obligations, and commercial paper.


Marketable Securities

Marketable securities, consisting primarily of state and municipal bonds and commercial paper, represent investment of funds available for sale to fund the operations of the Company. Certain of these marketable securities have a maturity in excess of one year and are classified as long-term investments in marketable securities. The Company has classified its debt securities as "available for sale," and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to stockholders' equity.


Inventories

Inventories, principally purchased components, are stated at the lower of cost (determined on a first-in first-out basis) or market value. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore utilization of existing inventory may differ from the Company's estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income. A significant portion of the property and equipment is subject to rapid technological obsolescence; as a result, the depreciation and amortization periods could ultimately shorten to reflect the change in future technology.


Revenue Recognition

Revenue is recognized upon product shipment, provided that no significant vendor obligations remain outstanding and the resulting receivable is deemed collectible by management. In instances where product ships with the commitment to provide a future upgrade or extended installation services, the Company will defer the revenue related to the upgrade or installation. In addition, the Company may offer rebates on certain products from time to time which are accounted for as offsets to revenues upon shipment. Maintenance revenue is recognized ratably over the term of the maintenance agreement. Service revenue, principally training, is recognized as the services are provided. Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for bad debts.


Warranty Expense

The Company provides a warranty reserve at the time of sale for the estimated costs to repair or replace defective hardware products.


Research and Development Costs

Research and development costs are expensed as incurred except for costs of internally developed or externally purchased software that qualify for capitalization. Capitalized costs are amortized using the straight-line method upon general release, over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of business and economic factors which could result in shorter amortization periods.


Income Taxes

The Company utilizes the asset and liability approach of accounting for income taxes, pursuant to which deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Tax credits are treated as reductions of income taxes in the year in which the credits are utilized for income tax purposes. U.S. taxes have not been provided for undistributed earnings of foreign affiliates which have been permanently reinvested in those operations. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


Computation of Net Income (Loss) Per Common Share

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


C.    MARKETABLE SECURITIES

Gross realized and unrealized gains and losses for the years ended December 31, 1996 and 1995 were immaterial. The amortized cost, including accrued interest, and fair value of marketable securities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                Gross          Gross
                                              Unrealized     Unrealized   Fair
                                  Amortized     Holding        Holding    Value
                                    Cost         Gains         Losses
                                  --------  -------------   ----------   ------
             1996
Federal,  State, and Municipal
Obligations......................   $11,465           $1          $3    $11,463
Commercial paper.................     6,779            3                  6,782
                                   --------      -------      -------   -------
                                    $18,244           $4          $3    $18,245
                                   ========      =======      =======   =======

             1995
Federal,  State, and Municipal
Obligations......................   $47,601          $51          $7    $47,645
                                    =======      =======     =======    =======


The maturities of marketable securities held at December 31, 1996, are as follows (in thousands):

                                                            Fair
                                      Amortized Cost        Value
                                     ---------------   ---------------
Within one year....................       $17,247           $17,248
After one year, within five years..           997               997
                                     ---------------   ---------------
                                          $18,244           $18,245
                                     ===============   ===============


D.    INVENTORIES

Inventories consist of the following (in thousands):
                                                   DECEMBER 31,
                                               1996            1995
                                             --------       --------
      Raw materials........................   $19,182        $55,690
      Work in process......................       870          1,355
      Finished goods.......................     8,307          6,342
                                            ---------      ---------
                                              $28,359        $63,387
                                            =========      =========


E.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized purchased and internally developed software costs, included in other assets at December 31, 1996 and 1995, consist of the following (in thousands):

                                                      DECEMBER 31,
                                                   1996        1995
                                               --------      -------
       Capitalized software development costs.  $6,322        $4,856
       Less accumulated amortization..........   4,595         1,744
                                               --------      -------
                                                $1,727        $3,112
                                               ========      ========

Computer software costs capitalized during 1996, 1995, and 1994 amounted to approximately $2,295,000, $3,570,000, and $1,057,000, respectively. Amortization of computer software costs during those periods was approximately $3,185,000, $1,220,000, and $466,000, respectively. During 1996, as part of the nonrecurring costs, described in Note N, capitalized software costs of $829,000 and accumulated amortization of $334,000 were written off.



F.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                           Depreciable        DECEMBER 31,
                                              LIFE          1996        1995
                                            ---------   ------------  ---------
      Computer and video equipment........  3 to 5 years   $68,171     $61,085
      Office equipment....................  3 to 5 years     4,233       4,601
      Furniture and fixtures..............  3 to 5 years     6,915       4,800
      Leasehold improvements..............  3 to 10 years   12,962      10,404
                                                           --------    --------
                                                            92,281      80,890
      Less accumulated depreciation and amortization        43,035      31,898
                                                           --------    --------
                                                           $49,246     $48,992
                                                           ========    ========

As of December 31, 1996 and 1995 included in property and equipment is approximately $6,607,000 and $6,421,000 of equipment under capital leases.


G.    LONG TERM DEBT


Capital Leases

As of December 31, 1996, future minimum lease payments under capital leases were as follows (in thousands):

          YEAR                                       AMOUNT
         -----                                      --------
          1997...................................... $1,846
          1998......................................    831
          1999......................................    412
                                                    --------
          Total minimum lease payments..............  3,089
          Less amounts representing interest........    177
                                                    --------
          Present value of minimum lease payments...  2,912
          Less current portion of long-term debt....  1,726
                                                    --------
                                                     $1,186
                                                    ========

Total cash payments for interest in 1996, 1995, and 1994 were approximately $311,000, $741,000, and $98,000, respectively.


Capital Leases

During November 1994 and January 1995, the Company entered into equipment financing arrangements with a bank for aggregate borrowings of up to $10,000,000, at various interest rates (ranging from 4.6% to 8.1%) determined at the borrowing date. This equipment financing arrangement expired in March 1996 and was not renewed. As of December 31, 1996 and 1995, $2,912,000 and $4,726,000, respectively were outstanding as capital leases under these arrangements. Borrowings are collateralized by certain assets of the Company.


Line of Credit

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provided for up to $50,000,000 in revolving credit. The original expiration date of June 30, 1996 has been extended to June 28, 1997. Under the terms of the agreement, as amended in June 1996, the Company may borrow up to $35,000,000. The Company must pay a quarterly commitment fee, calculated based on the debt service ratio of the Company and ranges from .25% to .40% on the $35,000,000 line. The interest rate to be paid on any outstanding borrowings is contingent upon the financial performance of the Company and ranges from LIBOR plus 1.25% to LIBOR plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of December 31, 1996.

Two of the Company's European subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of $200,000 and DM800,000. No borrowings were outstanding under these facilities as of December 31, 1996.



H.    INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision for the years ended December 31, 1996, 1995, and 1994 are as follows (in thousands):

                                                 1996       1995      1994
                                               ---------  --------- ---------
     Income (loss) before income taxes:
       United States........................   $(61,242)    $5,582    $16,386
       Foreign..............................      5,295     18,445      8,701
                                               ----------  --------  ---------
       Total income (loss) before income taxes $(55,947)   $24,027    $25,087
                                               ==========  =========  ========

     Provisions for (benefit from)
      income taxes
       Current tax expense:
       Federal..............................    $(3,235)    $7,433     $5,072
       Foreign..............................      3,189      5,487      1,961
       State................................        (16)     1,094      1,034
                                               ---------  ---------  --------
       Total current........................        (62)    14,014      8,067

       Deferred tax benefit:
       Federal..............................    (15,820)    (4,968)      (628)
       Foreign..............................          -        (32)       (76)
       State................................     (2,021)      (426)       (69)
                                               ---------  ---------- ---------
       Total deferred.......................    (17,841)    (5,426)      (773)
                                               ---------  ---------- ---------
       Total income tax  provision (benefit)   $(17,903)    $8,588     $7,294
                                               =========  ==========  ========


Cash payments for income taxes in 1996, 1995, and 1994 were approximately $4,911,000, $7,927,000, and $3,754,000 respectively.

The cumulative amount of undistributed earnings of subsidiaries which is intended to be permanently reinvested and for which income taxes have not been provided totaled $29,579,000 at December 31, 1996.


Deferred tax assets are comprised of the following (in thousands):
                                                               December 31,
                                                           --------------------
                                                             1996         1995
                                                           -------     --------
           Net foreign operating loss carry-forwards.......               $222
           Allowances for accounts receivable..............   $1,406     1,681
           Difference in accounting for:
             Revenue.......................................    2,440     1,629
             Costs and expenses............................    6,764     2,826
             Inventories...................................    4,650     4,422
             Purchased technology..........................      324       605
           Deferred intercompany profit....................      589       582
           Federal tax return carryforwards................   15,538     1,316
           Other...........................................     (321)      (55)
           Valuation allowance.............................               (222)
                                                            --------   --------
             Net deferred tax assets.......................  $31,390   $13,006
                                                            ========   ========

For U.S. Federal Income Tax purposes at December 31, 1996, the Company has tax credit carryforwards of approximately $3,700,000 which will expire between 1997 and 2011 and a net operating loss carryforward of approximately $33,500,000 which will expire in 2011. Deferred tax assets reflect the net tax effects of the tax credit and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. At December 31, 1995, the Company placed a valuation allowance against certain of its foreign deferred tax assets due to the uncertainty surrounding their realization.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                   1996       1995        1994
                                                 -------    --------     ------
   Statutory rate .............................      (35%)       35%        35%
   Nondeductible merger costs .................                   6
   Tax Credits ................................       (1)        (3)        (3)
   Foreign taxes and losses not benefited .....        4         (2)        (4)
   State taxes, net of federal benefit ........       (2)         2          2
   Municipal bond interest ....................                  (2)        (1)
   Foreign sales corporation ..................                  (1)        (2)
   Other ......................................        2          1          2
                                                     -----      -----     ------
                                                     (32%)       36%        29%
                                                     =====      =====     =====

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. The favorable Irish tax rate resulted in tax benefits of approximately $1,300,000 in 1995 and $1,400,000 in 1994. The 1996 Irish tax benefit was immaterial to the results of operations. The 1995 and 1994 per share tax benefits were $0.06 and $0.07, respectively.


I.    CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to one million shares of Preferred Stock, $.01 par value per share. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences as shall be determined by the Board of Directors.

In February 1996, the Board of Directors approved a Shareholder Rights Plan. The rights were distributed in March 1996 as a dividend at the rate of one right for each share of Common Stock outstanding. No value has been assigned to these rights. The rights may be exercised to purchase shares of a new series of $.01 par value junior participating preferred stock or to purchase a number of shares of the Company's Common Stock which equals the exercise price of the right, $115 divided by one-half of the then-current market price, upon occurrence of certain events, including the purchase of 20% or more of the Company's Common Stock by a person or group of affiliated or associated persons. The rights expire on February 28, 2006, and may be redeemed by the Company for $.01 each at any time prior to the tenth day following a change in control and in certain other circumstances.

Common Stock

In January 1995, the Company increased its authorized number of shares of Common Stock to 50,000,000. Effective with the merger between Avid and Digidesign, all issued and outstanding shares of Digidesign Common Stock were converted into the right to receive Avid Common Stock at an exchange ratio of .79.

In September 1995, the Company issued 2,000,000 shares of its Common Stock through a public offering. The Company issued an additional 75,000 shares in October 1995 as the underwriters exercised a portion of their over-allotment option. Proceeds to the Company totaled approximately $88,167,000, net of expenses and underwriters' commissions associated with the offering.


J.    EMPLOYEE BENEFIT PLANS


PROFIT SHARING PLANS

1991 Profit Sharing Plan

The Company has a profit sharing plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. No discretionary contributions had been made as of December 31, 1995. Effective January 1, 1996, the Company began contributing 33% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $946,000 in 1996.

In addition, the Company has various retirement plans covering certain European employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions of approximately $400,000, $302,000, and $123,000 in 1996, 1995, and 1994, respectively.

1997 Profit Sharing Plan

In January 1997, the Board of Directors approved the 1997 Profit Sharing Plan (the Plan). The Plan, effective January 1, 1997, covers substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The Plan provides that the Company contribute a varying percentage of salary (0% to 10%) based on the Company's achieved target of return on invested capital in 1997, as defined by the Plan.


STOCK PLANS

1989 Stock Option Plan

The 1989 Stock Option Plan (the "1989 Plan") allows for the issuance of incentive and non-qualified stock options to purchase the Company's Common Stock. Incentive stock options may not be granted at less than the fair market value of the Company's Common Stock at the date of grant and are exercisable for a term not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair market value of the Common Stock at the date of grant, and the option term may not exceed 5 years. In connection with the establishment of the 1993 Stock Incentive Plan, the 1989 Plan was amended to provide that, subject to certain exceptions, no further options or awards could be issued thereunder.


1991 Stock Option Plan

Digidesign had an employee stock option plan whereby an aggregate of 1,500,000 shares of common stock were reserved for issuance. Effective upon the acquisition by Avid, the stock option agreements were assigned to Avid and Avid registered the 670,884 shares, equivalent to the number of options outstanding, taking into effect the exchange ratio of .79 shares of Avid Common Stock for each share of Digidesign Common Stock. Under the plan, options may be granted to employees, directors, consultants, and advisors to the Company. Incentive stock options may be granted at prices not lower than fair market value, as established by the Board of Directors on the date of grant. Non-qualified stock options may be granted at not less than 85% of fair market value, as established by the Board of Directors on the date of grant. Avid has not granted any options under this plan. The options expire in a maximum of ten years and may be either incentive stock options or non-qualified stock options, determined at the discretion of the Board of Directors. Options are immediately exercisable, subject to a right of repurchase which generally lapses as to 25% of the subject shares on the first anniversary of the vesting commencement date, and as to an additional 2.083% for each succeeding full month of continuous employment.


1993 Stock Incentive Plan

Under the 1993 Stock Incentive Plan (the "1993 Plan"), a maximum of 800,000 shares of Common Stock may be issued upon exercise of incentive stock options or non-qualified stock options, or in connection with awards of restricted stock grants, stock appreciation rights or performance shares. The terms of the incentive stock options granted under this plan are substantially the same as for those granted under the 1989 Plan. The options generally vest ratably over a four-year period.


1993 Director Stock Option Plan

The 1993 Director Stock Option Plan (the "Director Plan"), as amended April 12, 1996, provides for the grant of options to purchase up to a maximum of 220,000 shares of Common Stock of the Company to non-employee directors of the Company, at an exercise price equal to the fair market value of the stock on the date of grant. Certain options vest immediately whereas other options vest ratably over a four-year period from the date of grant.


1994 Stock Option Plan

The 1994 Stock Option Plan, as amended on February 12, 1996, allows for the issuance of incentive and non-qualified options to purchase up to a maximum of 2,400,000 shares of the Company's Common Stock. The terms of the options granted under this plan are essentially the same as for those granted under the 1989 Plan.


1997 Stock Incentive Plan

In February 1997, the Board of Directors approved the 1997 Stock Incentive Plan. This plan, which is subject to shareholder approval, covers employees, consultants, and directors of the Company, and allows for the issuance of incentive and non-qualified stock options and restricted stock grants to purchase the Company's Common Stock. An aggregate of 1,000,000 shares of Common Stock are reserved for issuance under the plan including up to 500,000 shares of restricted stock which may be issued pursuant to the plan.


Employee Stock Purchase Plan

On July 31, 1996, the 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan") expired and was replaced with the 1996 Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 200,000 shares of Common Stock in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.


The Company has seven stock-based compensation plans, which are described above. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and earnings per share in the notes to the financial statements. The Company has adopted the pro forma disclosure provisions of SFAS No. 123 effective in 1996 and has applied Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:


                           1996                                1995
              ---------------------------------   -----------------------------

              Net Income       Earnings per       Net Income       Earnings per
                (Loss)            Share                               Share
              ---------------   ---------------   ---------------   ------------

As Reported     $(38,044)          $(1.80)           $15,439            $0.77
              ===============   ===============   ===============   ============

Pro Forma       $(46,400)          $(2.19)           $10,889            $0.53
              ===============   ===============   ===============   ============


The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) zero-coupon U.S. government issues with interest rates of 6.05% and 6.26%, for 1996 and 1995 respectively, (2) expected option life from vesting of 17 months, (3) expected stock volatility of 58.31%, and (4) expected dividend yield of 0.0%.

The fair value of the employee stock purchase plans periods during 1996 and 1995 is estimated on the date of the purchase using the Black-Scholes option-pricing model utilizing the following weighted average assumptions: (1) expected life of 6 months, (2) expected volatility of 58.31%, and (3) expected dividend yield of 0.0%. The risk-free interest rate used in determining the fair value of the plans was determined to be the rate on a zero-coupon six month U.S. Government issue on the first day of the offering period for each of the four plan periods. These interest rates ranged from 4.97% to 6.21%. The amount of compensation expense, net of income taxes related to the Employee Stock Purchase plans, included in the pro forma net income (loss) and earnings per share detailed above, is approximately $626,000 and $837,000 for 1996 and 1995 respectively.

Information with respect to options granted under all stock option plans is as follows:

                                          1996                   1995              1994
                                  -------------------    --------------------    ---------
                                              Wtd Avg.                Wtd Avg.
                                               Price                   Price
                                    Shares    Per Share    Shares     Per Share    Shares
                                  ---------   ---------  ----------   ---------  ----------
Options outstanding at
beginning of year January 1,       2,986,595    $21.59    2,956,569              2,746,530

Granted                            2,273,398    $17.01    1,105,040    $33.60      744,974
Exercised                           (260,055)    $4.56     (741,313)    $8.03     (399,082)
Canceled                          (1,452,582)   $30.55     (333,701)   $26.26     (135,853)
                                  -----------             -----------           -----------

Options outstanding at
end of year December 31,           3,547,356    $16.18    2,986,595    $21.59    2,956,569
                                  ==========    ======   ==========    ======   ==========

Options exercisable at
December 31,                       1,237,924                999,602                622,014
                                  ==========              ==========             ==========

Options available for
future grant at December 31,         866,759                821,801                846,825
                                  ==========              ==========             ==========

Weighted average fair value of
options granted during the year        $6.93                 $15.59
                                  ==========              ==========


The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                                Options
                         Options Outstanding                                  Exercisable
-------------------------------------------------------------------    -------------------------

                                 Weighted-Average
    Range of                         Remaining      Weighted-Average                Weighted-Average
 Exercise Prices       Number       Contractual         Exercise         Number          Exercise
                     Outstanding      Life               Price         Exercisable        Price
------------------ -------------  --------------    ---------------   ------------  ----------------

$0.0100 to $13.0000      782,724       6.26            $8.3925           635,078         $7.4797
$13.2500 to $15.1900     165,770       9.01           $14.2683            57,370        $15.0698
$15.6600 to $16.5000   1,389,293       9.16           $16.4836            45,980        $16.4147
$16.6875 to $19.6250     730,870       8.20           $18.5272           285,121        $17.6826
$19.7500 to $46.7500     478,699       8.03           $24.6290           214,375        $25.9562
                       ---------                                       ---------
$0.0100 to $46.7500    3,547,356       8.16           $16.1179         1,237,924        $13.7129
                       =========       ====           ========         =========        ========


On February 12, 1996, the Board of Directors authorized all option agreements that granted options under the 1994 Stock Option Plan at an exercise price greater or equal to $28.48 to be eligible to be exchanged for options with an exercise price at the then fair market value of $16.50 per share and a first vest date of February 21, 1997. This cancellation and reissuance of stock options affected approximately 860,000 options.


K.    COMMITMENTS AND CONTINGENCIES


Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 1996 are as follows (in thousands):

            1997......................................        $12,019
            1998......................................         10,208
            1999......................................          8,613
            2000......................................          8,453
            2001......................................          4,616
            Thereafter...............................          35,942
                                                            ---------
            Total.....................................        $79,851
                                                            =========

The Company's two leases for corporate office space in Tewksbury, Massachusetts, and the lease for the Company's Burbank, California sales and support office, expiring September 2000, June 2010 and January 2007, respectively, all contain renewal options to extend the respective terms for an additional 60 months.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under non-cancelable operating leases was approximately $11,425,000, $6,818,000, and $3,612,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


Purchase Commitments

During 1994, the Company entered into a development and manufacturing licensing agreement with an unrelated company. Included in prepaid expenses at December 31, 1995 are approximately $500,000 of refundable prepaid purchases related to this agreement. This agreement may be terminated by either party, as defined.

The Company currently buys certain key components used in its products from sole source suppliers. These components are purchased through purchase orders placed from time to time. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements for them. These purchasing arrangements can result in delays in obtaining products from time to time. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be adversely affected if it were to encounter an extended interruption in its source of supply.


Accounts Sold with Recourse

The Company from time to time sells systems to unrelated financial institutions which lease such systems to end-user customers. In certain of these transactions, the Company accepts varying amounts of recourse from such unrelated third-party lessors. At December 31, 1996 and 1995, the third party lessors' uncollected balance of lease receivables with recourse totaled approximately $22,565,000 and $10,700,000, respectively with approximately $7,964,000 and $3,470,000, respectively of associated recourse to Avid. Included in the Company's accrued expenses are provisions for estimated losses under such recourse agreements. To date, the Company has experienced no significant write-offs or returns under such recourse agreements.


Research and Development Contracts

During 1995, the Company entered into research and development contracts with third parties under which it received $4.3 million to be used in the development of certain specified products. Approximately $2,900,000 was recorded as a reduction of the related development costs during 1995. At December 31, 1995, $1,400,000 was included in accrued expenses due to the status of related product development and other terms of the underlying contracts. The Company granted to such third parties, among other things, discounted pricing on the products developed. At December 31, 1996 $179,000 remained in accrued expenses.


Contingencies

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been temporarily stayed pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act and the `33 Act suit was filed on October 18, 1996. Plaintiffs filed oppositions to both motions on December 13, 1996. The defendants' Reply Briefs were filed and the Court heard oral argument on all pending motions on January 28 and 29, 1997. Both motions have been taken under advisement by the court. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. A reasonable estimate of the Company's potential loss for damages cannot be made at this time. No costs have been accrued for this possible loss contingency.

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs, and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved.

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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation are asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.



L.    FINANCIAL INSTRUMENTS


Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across different regions. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.


Forward Exchange Contracts

As of December 31, 1996 and 1995, the Company had approximately $24,738,000 and $37,087,000, respectively of foreign exchange forward contracts outstanding, denominated in various European and Asian currencies, the Canadian dollar and the Australian dollar, as a hedge against its committed exposures. The following table summarizes the December 31, 1996 currencies and approximate U.S. dollar amounts involved; the Company is the seller with respect to each contract with the exception of the Irish pound contract (in thousands):




                                                             Approximate
                                   Local Currency            U.S. Dollar
                                       Amount                Equivalent
                                   -----------------     ---------------
            Australian Dollar          2,000                   $1,589
            Singapore Dollar           1,000                      716
            British Pound              1,000                    1,711
            Canadian Dollar            1,600                    1,176
            German Mark               11,000                    7,084
            Italian Lire           4,200,000                    2,745
            Irish Pound                  900                    1,489
            French Franc              29,000                    5,531
            Japanese Yen             309,000                    2,697
                                                              --------
                                                              $24,738
                                                              ========

The forward exchange contracts generally have maturities of one month. Net gains (losses) of approximately $968,000, $(687,000), and $107,000 resulting from foreign exchange contracts were included in results of operations in 1996, 1995, and 1994, respectively. The fair values of these forward exchange contracts as of December 31, 1996 and 1995 approximate the contract amounts.


M.    GEOGRAPHICAL INFORMATION


A summary of the Company's operations by geographical area for the years ended December 31, 1996, 1995 and 1994 follows (in thousands):


                                               1996          1995         1994
                                             ---------     --------      -------
Net revenues:
   North America............................  $283,959     $283,474    $182,230
   Asia Pacific and  Latin America..........    36,424       23,365       5,667
   Europe...................................   153,311      131,014      64,180
   Eliminations of transfers from North
    America to other areas..................   (44,685)     (31,203)    (18,444)
                                              ----------   ---------   ---------
       Total net revenues...................  $429,009     $406,650    $233,633
                                              ==========   =========   ========

Operating income:
   North America............................  $(63,451)(1)  $11,111     $14,610
   Asia Pacific and  Latin America..........      (191)(1)    1,480         283
   Europe...................................     4,991 (1)   16,732       8,316
   Eliminations.............................      (712)      (6,676)(2)     203
                                               ----------   ----------  --------
       Total operating income (loss)          $(59,363)     $22,647     $23,412
                                               ==========  ===========  ========

Identifiable assets:
   North America............................  $158,846      $196,143   $112,122
   Asia Pacific and  Latin America..........    15,965        20,408      4,294
   Europe...................................    49,385        61,412     48,897
   Eliminations.............................   (17,257)      (26,851)   (35,030)
                                               ---------    ---------  ---------
       Total identifiable assets............  $206,939      $251,112   $130,283
         Corporate assets...................    94,040        80,492     51,891
                                               ---------    ---------  ---------
            Total assets at December 31,....  $300,979      $331,604   $182,174
                                               =========   ==========  =========


(1) Includes nonrecurring costs, as described in Note N, of $24,248,000, $632,000, and $4,070,000 recorded in North America, Asia Pacific, Latin America, and Europe, respectively in 1996.

(2)  Includes expenses of $5,456,000 related to merger costs.

Sales  outside  North  America  included  in  North  American   operations  were
approximately $22,477,000, $35,680,000, and $31,317,000 in 1996, 1995, and 1994,
respectively.

Transfers between geographic areas are accounted for at prices which, in general, provide a profit after coverage of all manufacturing costs.

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally cash and marketable securities.


N.    NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20,150,000. Included in this charge was $7,000,000 associated with restructuring, consisting of approximately $5,000,000 of costs related to staff reductions of approximately 70 employees, primarily in the U.S., and associated write-offs of fixed assets, and $2,000,000 related to the decision to discontinue development of certain products and projects. Included in this $7,000,000 were approximately $4,976,000 of cash payments consisting of $3,617,000 of salaries and related severance costs and $1,359,000 of other staff reduction and discontinued development costs. The non-cash charges of $2,024,000 recorded during 1996 consists primarily of $1,459,000 for the write-off of fixed assets. Also included in this $20,150,000 nonrecurring charge is $13,150,000 related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. As of December 31, 1996, the Company had completed the related restructuring and product transition actions.

In September 1996, the Company recorded a nonrecurring charge of $8,800,000, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. This charge includes costs to write-off inventory, fixed assets, capitalized software and various other costs associated with the canceled product line. Approximately $7,200,000 of the charge relates to non-cash items associated with the write-off of assets. As of December 31, 1996, $6,600,000 of the charge had been recorded against the liability. The Company expects that these restructuring actions will be completed by March 31, 1997.

As described in Note O, in connection with the 1995 acquisitions, the Company incurred merger costs of approximately $5,456,000. Of this amount, approximately $3,900,000 represents provision for direct transaction expenses, primarily professional fees, and $1,600,000 consists of various restructuring charges.


O.    ACQUISITIONS

In March 1995, the Company acquired Parallax Software Limited and 3 Space Software Limited, developers of paint and compositing software, and Elastic Reality, Inc., a developer of special effects software. These transactions, which were accounted for as poolings of interest, were effected through the exchange of approximately 1.5 million shares of the Company's Common Stock for all of the issued and outstanding shares of these entities. The December 31, 1995, accompanying balance sheet and statement of stockholders' equity includes a retained earnings adjustment for December 31, 1994, retained earnings of the companies, as the Company's previous years' financial statements have not been restated. The operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. are not material to the Company's consolidated operations.

In January 1995, the Company completed a merger with Digidesign. The merger was accounted for as a pooling of interests and was effected through the exchange of approximately 6 million shares of the Company's Common Stock for all of the issued and outstanding shares of Digidesign based on a merger exchange ratio of
 .79 shares of Avid Common Stock for each share of Digidesign Common Stock. The historical consolidated financial statements for all years prior to the acquisition have been restated in the consolidated financial statements to include the financial position, results of operations and cash flows of Digidesign. Effective January 5, 1995, Digidesign's fiscal year end was changed from March 31 to December 31 to conform with the Company's year end. Digidesign's results of operations for the 12-month periods ending December 31, 1994, and March 31, 1994, have been included in the Company's 1994 and 1993 results, respectively. Accordingly, Digidesign's operations for the three months ended March 31, 1994, are included in the Company's results for both of the years ended December 31, 1994 and 1993 (when presented). Revenues and net income for Digidesign for the three months ended March 31, 1994, were $8,510,000 and $1,078,000, respectively. This net income amount has been reported as an adjustment to consolidated retained earnings. Revenue and net income for the individual entities was as follows:

                                         1994
                                       --------
           Net revenues
            Avid Technology, Inc.      $203,668
            Digidesign, Inc.             38,652
            Adjustments                  (8,687)
                                       --------
                    Combined           $233,633
                                       ========

           Net income
            Avid Technology, Inc.       $12,971
            Digidesign, Inc.              5,047
            Adjustments                    (225)
                                        --------
                     Combined           $17,793
                                        ========


The  adjustments to the historical  consolidated  financial  statements  reflect
those  necessary  to  eliminate  the  effects  on  the  consolidated   financial
statements of Digidesign sales to Avid.

On October 1, 1994,  the Company  acquired  certain  assets and assumed  certain liabilities of Basys Automation Systems (Basys), a manufacturer of newsroom automation systems. Basys' revenues were approximately $19,600,000 the year ended December 31, 1994. The effect of this acquisition on net income is immaterial. This transaction was accounted for under the purchase method. Accordingly, the results of Basys are included in the consolidated financial statements from the acquisition date forward. The purchase price was equal to fair value of the net assets acquired. Additionally, on October 1, 1994, the Company acquired SofTECH Systems, Inc. (SofTECH), a developer of newsroom automation software. This transaction, which was accounted for as a pooling of interests, was effected through the exchange of shares of Common Stock of the Company for all the issued and outstanding shares of SofTECH. The operations of SofTECH are not material to the Company's consolidated operations. The aggregate consideration for the Basys and SofTECH acquisitions was approximately $5,000,000 in cash and stock.


P.    QUARTERLY RESULTS (UNAUDITED)

This  information  has  been  derived  from  unaudited   consolidated  financial
statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                        Quarters Ended
                                ---------------------------------------------------------------------------------------------------
                                                      1996                                             1995
                                ------------------------------------------------    -----------------------------------------------
                                   Dec.        Sept.        Jun.          Mar.         Dec.       Sept.          Jun.         Mar.
                                    31           30          30            31           31         30             30           31
                                ------------------------------------------------     ----------------------------------------------
Net revenues..................  $113,211     $114,664     $109,095       $92,039     $109,931    $114,377      $98,447      $83,895
Cost of revenues..............    66,266(1)    60,670       59,416        52,456       54,722      56,408       47,143       40,568
                                ------------------------------------------------     ----------------------------------------------
Gross profit..................    46,945       53,994       49,679        39,583       55,209      57,969       51,304       43,327
                                ------------------------------------------------     ----------------------------------------------
Operating expenses:
  Research & development......    17,583       17,569       16,637        17,616       15,657      12,834       13,141       12,209
  Marketing & Selling.........    32,182       31,303       33,088        30,433       32,926      27,747       25,449       21,658
  General & administrative....     5,857        6,767        6,081         5,498        5,282       4,459        4,110        4,234
  Nonrecurring costs..........                  8,800                     20,150                                              5,456
                                 -----------------------------------------------     ----------------------------------------------
Total operating expenses......    55,622       64,439       55,806        73,697       53,865      45,040       42,700       43,557
                                 -----------------------------------------------     -----------------------------------------------
Operating income (loss).......    (8,677)     (10,445)      (6,127)      (34,114)       1,344      12,929        8,604         (230)
Other income, net.............     1,596          523          710           587          660         (53)         408          365
                                 -----------------------------------------------     -----------------------------------------------
Income (loss) before
 income taxes.................    (7,081)      (9,922)      (5,417)      (33,527)       2,004      12,876        9,012          135
Provision for (benefit from)
 income taxes.................    (2,250)      (3,164)      (1,760)      (10,729)         491       4,122        2,882        1,093
                                 -----------------------------------------------     -----------------------------------------------
Net income (loss).............   $(4,831)     $(6,758)     $(3,657)     $(22,798)      $1,513      $8,754       $6,130        $(958)
                                 ===============================================     ===============================================
Net income (loss)
 per common share.............     $(.23)       $(.32)       $(.17)       $(1.08)        $.07        $.43         $.31        $(.05)
                                 ===============================================     ===============================================
Weighted average common
 and common equivalent
 shares outstanding...........    21,306       21,224       21,104        21,019       22,196      20,344       19,989       18,129
                                 ===============================================     ===============================================

High common stock price.......   $16.250      $20.500      $25.875       $22.750      $48.750     $47.750      $40.500      $34.000
Low common stock price........   $10.125      $12.375      $17.875       $16.375      $16.750     $37.250      $28.250      $23.000

(1) Includes a non-cash charge of $5.6 million related principally to spare parts which are no longer required to support the Company's business.

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions, marketing expenditures, promotional programs, and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its products and customer mix and the level of competition which it experiences. The Company operates with a relatively small backlog. Quarterly sales and operating results therefore generally depend on the volume and timing of orders received during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1997 Proxy Statement under the captions "Director's Compensation" and "Executive Compensation" and is incorporated herein by reference. Information relating to any delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Company's 1997 Proxy Statement under the caption "Reports under Section 16(a) of the Exchange Act."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  1997 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Certain Transactions," and is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

The following  consolidated  financial statements are included in Item 8:

       -  Report of Independent Accountants

       - Consolidated Statements of Operation for the years ended December 31, 1996, 1995 and 1994.

       -  Consolidated  Balance  Sheets as of  December  31,  1996 and  1995.

       - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

       - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

       -  Notes to Consolidated Financial Statements


(a) 2.      FINANCIAL STATEMENT SCHEDULE

The  following  consolidated  financial  statement  schedule is included in Item
14(d):

         Schedule II   -    Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


(a) 3.      LISTING OF EXHIBITS

EXHIBIT NO.                               DESCRIPTION

     3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

     3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64126).

     3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

     3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on April 1, 1996).

     3.5  Certificate  of  Correction  to  the   Certificate   of   Designations
          (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on April 1, 1996).

     4.1 Specimen Certificate representing the Registrant's Common Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

     4.2 Rights Agreement, dated as of February 29, 1996, between the Registrant and The First National Bank of Boston, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996, File No. 0-21174).

    10.1 Lease Agreement, dated as of April 20, 1992, by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

    10.2 Second Amendment dated as of March 17, 1994 to Lease dated as of April 20, 1992 as amended by the First Amendment thereto dated September 21, 1992 between Metropolitan Life Insurance Company and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 13, 1994, File No. 0-21174).

    10.3 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

    10.4 Lease dated August 30, 1995 between Syntex (U.S.A.) Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

    10.5 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

    10.6 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

    10.7 Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of July 1, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 9, 1995, File No. 0-21174).

    10.8 First Amendment dated September 30, 1995 to Amended and Restated Revolving Credit Agreement by and among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14 , 1995, File No. 0-21174).

    10.9 Second Amendment dated as of February 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.10 Third Amendment dated as of May 8, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.11 Fourth Amendment dated as of June 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.12 Fifth Amendment dated as of July 1, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.13 Form of Distribution Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

   10.14 Form of Purchase and License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

   10.15 Form of Software Only License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.16  1989  Stock   Option  Plan   (incorporated   by  reference  to  the
          Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.17  1993  Stock   Option  Plan   (incorporated   by  reference  to  the
          Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.18 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 02-1174).

  #10.19 1993 Executive Compensation Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.20 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64130).

  #10.21 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995, File No. 33-98692).

  #10.22 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 as filed with the Commission on January 6, 1995, File No. 33-88318).

  #10.23 1995 Executive Variable Compensation Program (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

  #10.24 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08821).

  #10.25 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08823).

  #10.26 1996 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08825).

  #10.27 Employment Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

  #10.28 Employment Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

  #10.29  Employment   agreement  between  the  Company  and  Clifford  Jenks
          (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

   10.30 Agreement and Plan of Merger, dated as of October 25, 1994, among Avid Technology, Inc., Avid Technology Merger Co., Inc. and Digidesign, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K as filed with the Commission on October 31, 1994, File No. 0-21174).

     *11  Statement Regarding Supplemental Computation of Per Share Earnings.

     *21  Subsidiaries of the Registrant.

     *23.1 Consent of Coopers & Lybrand L.L.P., Independent Accountants

__________________
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

(b)   REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 1996, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:  /S/ WILLIAM J. MILLER                  By: /S/ WILLIAM L. FLAHERTY
     William J. Miller                          William L. Flaherty
     Chairman of the Board,                     Senior Vice President of Finance
     President and Chief Executive Officer      and Chief Financial Officer
     (Principal Executive Officer)


Date:           MARCH 20, 1997                     Date:       MARCH 20, 1997
  ------------------------------                     --------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      NAME                           TITLE                           DATE

/S/ CHARLES T. BRUMBACK            Director                    MARCH 15, 1997
------------------------                                       ---------------
Charles T. Brumback

/S/ WILLIAM E. FOSTER              Director                    MARCH 20, 1997
------------------------                                       --------------
 William E. Foster

/S/ PETER C. GOTCHER               Director                    MARCH 17, 1997
------------------------                                       --------------
 Peter C. Gotcher

/S/ ROBERT M. HALPERIN             Director                    MARCH 20, 1997
------------------------                                       --------------
Robert M. Halperin

/S/ WILLIAM S. KAISER              Director                    MARCH 20, 1997
------------------------                                       --------------
 William S. Kaiser

/S/ PAUL A. MAEDER                 Director                    MARCH 17, 1997
------------------------                                       --------------
 Paul A. Maeder

/S/ WILLIAM J. WARNER              Director                    MARCH 20, 1997
------------------------                                       --------------
 William J. Warner

                               AVID TECHNOLOGY, INC.

                            ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1996

                                    ITEM 14(d)

                           FINANCIAL STATEMENT SCHEDULES

                               AVID TECHNOLOGY, INC.

           SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1996, 1995 and 1994

                                                       Additions
                                              --------------------------------
      Description                Balance  at    Charged to
                                  beginning      costs and       Charged to                          Balance at
                                  of period      expenses       other accounts     Deductions      end of period
------------------------         -----------  --------------   ----------------   -------------   ---------------
Allowance for doubtful accounts

      December 31, 1996           $6,011,617     $5,599,130       $792,927       $(5,444,431)(a)     $6,959,243

      December 31, 1995            2,307,817      4,304,775        179,578          (780,553)(a)      6,011,617

      December 31, 1994              953,281      1,675,780        162,954(c)       (484,198)(a)      2,307,817

Sales returns and allowances

      December 31, 1996             $460,595                      $283,478(b)      $(184,473)(a)       $559,600

      December 31, 1995              846,936                        35,837(b)       (422,178)(a)        460,595

      December 31, 1994              316,763                      $834,709(b)       (304,536)(a)        846,936

Inventory valuation allowance

      December 31, 1996           $9,780,463    $22,925,413                     $(24,333,416)(a)     $8,372,460

      December 31, 1995            5,462,514     10,089,567       $972,371        (6,743,989)(a)      9,780,463

      December 31, 1994            2,563,018      4,392,608        535,624(c)     (2,028,736)(a)      5,462,514

(a)  Amount represents write-offs net of recoveries.
(b)  Sales returns provisions are charged directly against revenue.
(c)  Amount represents allowances acquired in business combination.

                                 INDEX TO EXHIBITS




   EXHIBIT NO.                        DESCRIPTION

     3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

     3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64126).

     3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

     3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on April 1, 1996).

     3.5  Certificate  of  Correction  to  the   Certificate   of   Designations
          (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on April 1, 1996).

     4.1 Specimen Certificate representing the Registrant's Common Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

     4.2 Rights Agreement, dated as of February 29, 1996, between the Registrant and The First National Bank of Boston, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996, File No. 0-21174).

    10.1 Lease Agreement, dated as of April 20, 1992, by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

    10.2 Second Amendment dated as of March 17, 1994 to Lease dated as of April 20, 1992 as amended by the First Amendment thereto dated September 21, 1992 between Metropolitan Life Insurance Company and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 13, 1994, File No. 0-21174).

    10.3 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

    10.4 Lease dated August 30, 1995 between Syntex (U.S.A.) Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

    10.5 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

    10.6 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

    10.7 Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of July 1, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 9, 1995, File No. 0-21174).

    10.8 First Amendment dated September 30, 1995 to Amended and Restated Revolving Credit Agreement by and among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14 , 1995, File No. 0-21174).

    10.9 Second Amendment dated as of February 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.10 Third Amendment dated as of May 8, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.11 Fourth Amendment dated as of June 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.12 Fifth Amendment dated as of July 1, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

   10.13 Form of Distribution Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

   10.14 Form of Purchase and License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

   10.15 Form of Software Only License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.16  1989  Stock   Option  Plan   (incorporated   by  reference  to  the
          Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.17  1993  Stock   Option  Plan   (incorporated   by  reference  to  the
          Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.18 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 02-1174).

  #10.19 1993 Executive Compensation Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.20 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64130).

  #10.21 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995, File No. 33-98692).

  #10.22 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 as filed with the Commission on January 6, 1995, File No. 33-88318).

  #10.23 1995 Executive Variable Compensation Program (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

  #10.24 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08821).

  #10.25 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08823).

  #10.26 1996 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on July 25, 1996, File No. 333-08825).

  #10.27 Employment Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

  #10.28 Employment Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

  #10.29  Employment   agreement  between  the  Company  and  Clifford  Jenks
          (incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

   10.30 Agreement and Plan of Merger, dated as of October 25, 1994, among Avid Technology, Inc., Avid Technology Merger Co., Inc. and Digidesign, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K as filed with the Commission on October 31, 1994, File No. 0-21174).

     *11  Statement Regarding Supplemental Computation of Per Share Earnings.

     *21  Subsidiaries of the Registrant.

     *23.1 Consent of Coopers & Lybrand L.L.P., Independent Accountants

__________________
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.