Form 10-Q
period 1997-03-31
AVID TECHNOLOGY INC
filed 1997-05-14
CIK 896841

AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




               May 14, 1997





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  QUARTERLY REPORT ON FORM 10-Q

Ladies and Gentlemen:

   Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

   This filing is being effected by direct transmission to the Commission's EDGAR System.

                                Very truly yours,


                                 /s/ Frederic G. Hammond


                               Frederic G. Hammond
                                 General Counsel

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 9, 1997 was 23,080,396.

==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                     PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 1997 and 1996................1

   b) Condensed Consolidated Balance Sheets as of
      March 31, 1997(unaudited) and December 31, 1996...................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 1997 and 1996................3

   d) Notes to Condensed Consolidated Financial Statements..............4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................15

ITEM 6.    Exhibits and Reports on Form 8-K............................16

Signatures.............................................................17

EXHIBIT INDEX..........................................................18

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                          Three Months Ended March 31,
                                        ---------------------------------
                                           1997                 1996
                                        ------------         ------------
                                        (unaudited)          (unaudited)

Net revenues                               $108,209              $92,039
Cost of revenues                             56,185               52,456
                                        ------------         ------------
  Gross profit                               52,024               39,583
                                        ------------         ------------

Operating expenses:
  Research and development                   16,416               17,616
  Marketing and selling                      28,297               30,433
  General and administrative                  5,803                5,498
  Nonrecurring costs                                              20,150
                                        ------------         ------------
    Total operating expenses                 50,516               73,697
                                        ------------         ------------

Operating income (loss)                       1,508              (34,114)
Interest and other income, net                1,240                  587
                                        ------------         ------------
Income (loss) before income taxes             2,748              (33,527)
Provision for (benefit from) income taxes       962              (10,729)
                                        ------------         ------------

Net income (loss)                            $1,786             $(22,798)
                                        ============         ============

Net income (loss) per common share            $0.08               $(1.08)
                                        ============         ============

Weighted average common and
common equivalent shares outstanding         21,750               21,019
                                        ============         ============









The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                   March 31,      December 31,
                                                     1997             1996
                                                 -------------    ------------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $122,981         $75,795
  Marketable securities                                17,875          17,248
  Accounts receivable, net of allowances of $6,982
   and $7,519 in 1997 and 1996, respectively           69,823          86,187
  Inventories                                          24,133          28,359
  Deferred tax assets                                  16,007          15,852
  Prepaid expenses                                      7,471           6,310
  Other current assets                                  1,401           1,947
                                                 -------------    ------------
    Total current assets                              259,691         231,698

  Marketable securities                                                   997
  Property and equipment, net                          45,935          49,246
  Long-term deferred tax assets                        15,538          15,538
  Other assets                                          2,851           3,500
                                                 -------------    ------------
    Total assets                                     $324,015        $300,979
                                                 =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $26,052         $25,332
  Current portion of long-term debt                     1,406           1,726
  Accrued compensation and benefits                     8,716           9,085
  Accrued expenses                                     25,417          21,844
  Income taxes payable                                  7,980           3,258
  Deferred revenues                                    23,488          25,133
                                                 -------------    ------------
    Total current liabilities                          93,059          86,378
                                                 -------------    ------------

Long-term debt, less current portion                      985           1,186

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                            230             213
  Additional paid-in capital                          228,262         212,474
  Retained earnings                                     3,237           1,451
  Cumulative translation adjustment                    (1,749)           (724)
  Net unrealized gains (losses) on marketable
   securities                                              (9)              1
                                                 -------------    ------------
    Total stockholders' equity                        229,971         213,415
                                                 -------------    ------------
    Total liabilities and stockholders' equity       $324,015        $300,979
                                                 =============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        1997            1996
                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $1,786       $(22,798)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         6,427          6,730
    Provision for doubtful accounts                         479            920
    Changes in deferred tax assets                         (155)       (10,729)
    Provision for product transition costs,
      non-cash portion                                                   9,427
    Provision for other nonrecurring costs,
      non-cash portion                                                   1,659
    Loss on disposal of equipment                           504
    Changes in operating assets and liabilities:
      Accounts receivable                                14,500         13,004
      Inventories                                         5,985        (15,869)
      Prepaid expenses and other current assets            (744)         1,031
      Accounts payable                                      876         (7,894)
      Accrued expenses and income taxes payable           7,294          3,256
      Deferred revenues                                  (1,172)           281
                                                      ----------      ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    35,780        (20,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                   (107)          (398)
  Purchases of property and equipment and other
  assets                                                 (3,869)        (7,498)
  Proceeds from disposal of equipment                       316
  Purchases of marketable securities                     (8,983)        (8,119)
  Proceeds from sales of marketable securities            9,343         28,640
                                                      ----------      ---------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (3,300)        12,625

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                               (521)          (335)
  Proceeds from issuance of common stock                 15,806          1,574
                                                      ----------      ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES               15,285          1,239

Effects of exchange rate changes on cash and cash
equivalents                                                (579)            21
                                                      ----------      ---------
Net increase (decrease) in cash and cash equivalents     47,186         (7,097)
Cash and cash equivalents at beginning of period         75,795         32,847
                                                      ----------      ---------
Cash and cash equivalents at end of period             $122,981        $25,750
                                                      ==========      =========

Supplemental  disclosure  of non-cash  transactions:
 For the three months ended March 31, 1996:
      Acquisition of equipment under capital lease obligations.....$186

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries ("the Company"). The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1996 on Form 10-K which included all information and footnotes necessary for such presentation .

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

In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.08 and $(1.08) for the three-month periods ended March 31, 1997 and March 31, 1996, respectively.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                  March 31,      December 31,
                                    1997             1996
                               --------------   --------------
Raw materials                        $14,067          $19,182
Work in process                        1,073              870
Finished goods                         8,993            8,307
                               --------------   --------------
                                     $24,133          $28,359
                               ==============   ==============


4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                 March 31,       December 31,
                                                    1997             1996
                                              ---------------   --------------
Computer and video equipment                         $69,681          $68,171
Office equipment                                       4,452            4,233
Furniture and fixtures                                 7,210            6,915
Leasehold improvements                                12,443           12,962
                                              ---------------   --------------
                                                      93,786           92,281
Less accumulated depreciation and
amortization                                          47,851           43,035
                                              ---------------   --------------
                                                     $45,935          $49,246
                                              ===============   ==============


5.    LINE OF CREDIT

The Company has an unsecured line of credit agreement with a group of banks which provides for up to $35.0 million in revolving credit. The original expiration date of June 30, 1996 has been extended to June 28, 1997. The Company has begun negotiations to amend and extend the unsecured line of credit agreement beyond June 28, 1997. Under the terms of the agreement, as amended in June 1996, the Company must pay a quarterly commitment fee, calculated based on the debt service ratio of the Company and ranges from .25% to .40% on the $35.0 million line. The interest rate to be paid on any outstanding borrowings is contingent upon the financial performance of the Company and ranges from LIBOR plus 1.25% to LIBOR plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of March 31, 1997.

Two of the Company's European subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of $200,000 and DM800,000. No borrowings were outstanding under these facilities as of March 31, 1997.


6.    NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.2 million. Included in this charge was $7.0 million associated with restructuring, consisting of approximately $5.0 million of costs related to staff reductions of approximately 70 employees, primarily in the U.S., and associated write-offs of fixed assets, and $2.0 million related to the decision to discontinue development of certain products and projects. Included in this $7.0 million were approximately $5.0 million of cash payments consisting of $3.6 million of salaries and related severance costs and $1.4 million of other staff reduction and discontinued development costs. The non-cash charges of $2.0 million recorded during 1996 consists primarily of $1.5 million for the write-off of fixed assets. Also included in this $20.2 million nonrecurring charge was $13.2 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. As of December 31, 1996, the Company had completed the related restructuring and product transition actions.


7.    CONTINGENCIES

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

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleged infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs, and attorneys' fees. In April 1997, the litigation was dismissed with prejudice by agreement of the parties. No monies were paid and no other consideration (except for dismissal of claims of each party) is being exchanged by the parties in connection with the dismissal.

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into employment agreements with certain officers of the Company that provide for severance pay and benefits, including vesting of options during the severance period, as defined in the agreement. Under the terms of the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated. Such agreements are effective for two years and are automatically extended for successive one year periods after the second anniversary, unless 30 days advance written notice is given by either party. The Company has also entered into change in control employment agreements with certain officers of the Company. As defined in the agreements, a change in control includes, but is not limited to: a third person or entity becomes the beneficial owner of 30% or more of the Company's common stock, the shareholders approve any plan or proposal for the liquidation or dissolution of the Company, or within a twenty-four month period a majority of the members of the Company's Board of Directors cease to continue as members of the board unless their successors are each approved by at least two-thirds of the Company's directors. If at any time within two years of the change in control, the officer's employment is terminated by the Company for any reason other than cause or by the officer for good reason, as such terms are defined in the agreement, then the employee is entitled to receive severance payments equal to two times salary plus an amount equal to compensation earned under the management incentive compensation plan during the previous two years as well as accelerated vesting of options.


8.    CAPITAL STOCK

On March 24, 1997, the Company issued 1,552,632 shares of its common stock to Intel Corporation in exchange for approximately $14.8 million in cash. The Company plans to use the net proceeds for working capital and other general corporate purposes.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

The Company was founded in 1987 to develop and market digital video editing systems for the production and post production markets. The Company shipped its first product, the Avid/1 Media Composer system, in the fourth quarter of 1989. The Company is currently selling Media Composer system version 6.5. In 1992, the Company began shipping its AudioVision product to the digital audio editing segment of the post production market, and in 1993 introduced Film Composer for the film editing market and a line of disk-based capture, editing, and playback products for the broadcast news industry. In 1994, the Company acquired two businesses, SofTECH Systems, Inc. and the newsroom systems division of Basys Automation Systems, Inc., to expand its presence in the newsroom computer systems market. In January 1995, the Company completed its merger with Digidesign, Inc. ("Digidesign"). The Digidesign merger added digital audio production software and related application lines. Pro Tools, the most significant product line acquired in the merger, is marketed to audio professionals. The Media Composer and Pro Tools product lines, together with add-on software, storage devices, and associated maintenance fees, have accounted for a substantial majority of the Company's revenues to date. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software. Today, Avid's graphics and effects products resulting from these acquisitions include Media Illusion, Matador, and Elastic Reality. These graphics and effects products are sold primarily to the film and video production and post-production markets. In June 1996, the Company began selling MCXpress for Macintosh and for Windows NT; these products are targeted primarily for use by video editors in corporations and institutions.


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased by $16.2 million (17.6%) to $108.2 million in the quarter ended March 31, 1997 from $92.0 million in the same quarter of last year. The increase in net revenues was primarily the result of worldwide growth in unit sales of the Media Composer product line and of digital audio products and to a lesser extent, to the increase in sales of other products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996, the Company began selling MCXpress for Macintosh and for Windows NT. The Company began shipping Version 6.5 for its Media Composer family of systems in December 1996. To date, product returns of all products have been immaterial.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 48.4% of the Company's first quarter 1997 and 1996 net revenues. International sales increased by 17.6% in the first quarter of 1997 compared to the same period in 1996. The increase in international sales in 1997 was attributable primarily to higher unit sales of the Media Composer and Pro Tools product lines in Europe and Asia Pacific.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of aftermarket hardware products. Gross margin increased to 48.1% in the first quarter of 1997 compared to 43.0% in the first quarter of 1996. This increase was primarily due to improved manufacturing efficiencies. In addition, gross margin in the first quarter of 1996 was reduced by certain accrued costs for sales promotions for upgrading certain NuBus-based Media Composer systems to PCI-based systems. The upgrades for which these costs were accrued were completed in 1996. The Company expects that gross margins during 1997 will be slightly above 1996 levels, but will continue to be lower than 1995 and 1994 gross margins.

Research and Development

Research and development expenses decreased $1.2 million (6.8%) in the first quarter of 1997 compared to the same period in 1996. The decrease was primarily due to the inclusion of product marketing costs in marketing and selling expenses rather than research and development expenses which more appropriately reflects the current activities of that function. Research and development expenses decreased as a percentage of net revenues to 15.2% in the first quarter of 1997 compared to 19.1% during the same period in 1996. This decrease was primarily due to the increase in net revenues in the first quarter of 1997 compared to 1996. The Company capitalized software development costs of approximately $107,000 and $398,000 in the first quarter of 1997 and 1996, respectively. These amounts represent 0.6% and 2.2% of total research and development costs during the first quarter of 1997 and 1996, respectively. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $429,000 and $608,000 in the first quarter of 1997 and 1996, respectively. The capitalized software development costs are associated primarily with enhancements to Media Composer and Pro Tools software, as well as the development of software to be used in other products.

Marketing and Selling

Marketing and selling expenses decreased by $2.1 million (7.0%) in the first quarter of 1997 compared to the same period in 1996 primarily due to the effect of the restructuring of the Company's sales and marketing operations during the first quarter of 1997. The Company is shifting its primary distribution emphasis from a direct sales force to indirect sales channels, which reduced certain costs, including direct sales compensation and office overhead expenses in the first quarter of 1997. Marketing and selling expenses decreased as a percentage of net revenues to 26.1% in the first quarter of 1997 as compared to 33.1% in the same period in 1996. This decrease was primarily due to the increase in net revenues in the first quarter of 1997 compared to 1996.

General and Administrative

General and administrative expenses increased by $305,000 (5.5%) in the first quarter of 1997 compared to the same period in 1996. This increase in general and administrative expenses was primarily due to higher compensation-related costs as compared to the first quarter of 1996. General and administrative expenses decreased as a percentage of net revenues to 5.4% in the first quarter of 1997 compared to 6.0% in the same period for 1996 primarily due to the increase in net revenues in the first quarter of 1997 compared to 1996.

Nonrecurring Costs

During the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to February 1996 staffing reductions of approximately 70 employees primarily in the U.S., the Company's concurrent decision to discontinue certain products and development projects, and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. The Company has completed the related restructuring actions. Included in the $7.0 million for restructuring charges were approximately $5.0 million of cash payments and $2.0 million of non-cash charges.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the first quarter in 1997 increased $653,000 as compared to the same period in 1996. This increase in interest and other income, net was primarily due to higher cash and investment balances, and to a lesser extent to higher interest rates, in the first quarter of 1997 compared to the first quarter of 1996.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 35% for the first quarter of 1997, compared to 32% for the first quarter of 1996. The 1996 effective tax rate is different than the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries.

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

In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.08 and $(1.08) for the three-month periods ended March 31, 1997 and March 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations to date through private sales of equity securities and public offerings of equity securities in 1993, 1995 and 1997 which generated net proceeds to the Company of approximately $66.6 million, $88.2 million and $14.8 million respectively, as well as through cash flows from operations. As of March 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $140.9 million.

The Company's operating activities generated cash of $35.8 million in the first quarter of 1997 compared to using cash of $21.0 million in the first quarter of 1996. Cash was generated during the first quarter of 1997 primarily from collections in accounts receivable and reductions in inventory. In the first quarter of 1996, cash was used primarily to fund the increases in inventories and to reduce accounts payable.

The Company purchased $3.9 million of property and equipment and other assets during the first quarter of 1997, compared to $7.5 million in the same period in 1996 . These purchases included primarily the purchase of equipment for hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has an unsecured line of credit agreement with a group of banks which provided for up to $35.0 million in revolving credit. The agreement, as amended, has been extended to June 28, 1997. The Company has begun negotiations to amend and extend the unsecured line of credit agreement beyond June 28, 1997. Under the terms of the agreement, as amended in June 1996, the Company must pay a quarterly commitment fee calculated based on the debt service ratio of the Company and ranges from .25% to .40% on the $35.0 million line. The interest rate to be paid on any outstanding borrowings is contingent upon the financial performance of the Company and ranges from LIBOR plus 1.25% to LIBOR plus 1.75%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain prior periods been in default of certain financial covenants. On these occasions, the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against the line and was not in default of any financial covenants as of March 31, 1997. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1997. In the event the Company requires additional financing the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.


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

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. The Company has recognized approximately $6.1 million in revenues from these initial installations and approximately $6.6 million of related costs. In future quarters, the Company expects to recognize an additional $1.6 million in revenues associated with the remaining initial installations. The Company has provided a reserve for estimated costs in excess of anticipated revenues. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine whether and when the systems will be accepted. There can be no assurance that the remaining initial installations will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining initial installations are recognized or written off. In 1996 and the first quarter of 1997, the Company installed additional server-based, all-digital broadcast newsroom systems at other customer sites. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, would be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

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

The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for multimedia production tools, including the corporate and industrial user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company's products operate primarily only on Apple computers. Apple has recently been suffering business and financial difficulties. In consideration of these difficulties, there can be no assurance that customers will not delay purchases of Apple-based products, or purchase competitor's products based on non-Apple computers, that Apple will continue to develop and manufacture products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company is also dependent on a number of other suppliers as sole source vendors of certain other key components of its products and systems. Products purchased by the Company from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; and application specific integrated circuits ("ASIC") from AMI and LSI Logic. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations would be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies. The Company believes that further advances will occur in such enabling technologies, including microprocessors, computers, operating systems, bus architectures, storage devices, and digital media formats. The Company may be required, based on market demand, to upgrade existing products or develop other products that incorporate these further advances. In particular, the Company believes that it will be necessary to develop additional products which operate using Intel Architecture "(IA)"-based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based products in anticipation of the release of IA-based, NT-based products, that the Company will be successful in developing additional IA-based, NT-based or other new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based products, failure by the Company to develop such products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

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

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 7 to Condensed Consolidated Financial Statements (unaudited), and PART II ITEM 1,"LEGAL PROCEEDINGS". This litigation has been described in previously filed reports on Form 10-Q and 10-K.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS


DATA TRANSLATION, INC.

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleged infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs, and attorneys' fees. In April 1997, the litigation was dismissed with prejudice by agreement of the parties. No monies were paid and no other consideration (except for dismissal of claims of each party) is being exchanged by the parties in connection with the dismissal.


OTHER

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


 (a) EXHIBITS

      10.1        Common Stock Purchase Agreement between Avid Technology,
                   Inc. and Intel Corporation dated as of March 22, 1997

      10.2 Investor Rights Agreement between Avid Technology, Inc. and Intel Corporation dated as of March 22, 1997

      10.3        1997 Stock Incentive Plan

      10.4        1997 Avid Profit Sharing Program

      10.5        1997 Variable Compensation Program

      10.6 Form of Employment Agreement between the Company and certain Executive Officers

      10.7 Form of Change-in-Control Employment Agreement between the Company and certain Executive Officers

      11          Statement Regarding Supplemental Computation of Per Share
                  Earnings

      27          Financial Data Schedule



(b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 1997, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  May 14, 1997     By:   /S/   WILLIAM L. FLAHERTY
                              -----------------------------
                                    William L. Flaherty,
                                    Senior Vice President of Finance
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION

  10.1           Common Stock Purchase Agreement between Avid
                 Technology, Inc. and Intel Corporation dated as of March 22, 1997

  10.2 Investor Rights Agreement between Avid Technology, Inc. and Intel Corporation dated as of March 22, 1997

  10.3           1997 Stock Incentive Plan

  10.4           1997 Avid Profit Sharing Program

  10.5           1997 Variable Compensation Program

  10.6 Form of Employment Agreement between the Company and certain Executive Officers

  10.7 Form of Change-in-Control Employment Agreement between the Company and certain Executive Officers

  11             Statement Regarding Supplemental Computation of Per Share
                 Earnings

  27             Financial Data Schedule