Form 10-Q
period 1997-06-30
AVID TECHNOLOGY INC
filed 1997-08-12
CIK 896841

AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




               August 12, 1997





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q

Ladies and Gentlemen:

   Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of August 8, 1997 was 23,892,042.


==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                            PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996 ....................................1

   b) Condensed Consolidated Balance Sheets as of
      June 30, 1997 (unaudited) and December 31, 1996.........................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 1997 and 1996 ........................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)........4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.................................................15

ITEM 4.    Submission of Matters to a Vote of Security Holders...............16

ITEM 6.    Exhibits and Reports on Form 8-K..................................17

Signatures...................................................................18

EXHIBIT INDEX................................................................19

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                    1997        1996        1997        1996
                                 (unaudited) (unaudited) (unaudited) (unaudited)
Net revenues                      $122,884    $109,095    $231,093    $201,134
Cost of revenues                    59,700      59,416     115,886     111,872
                                  ---------   ---------   ---------   ---------
  Gross profit                      63,184      49,679     115,207      89,262
                                  ---------   ---------   ---------   ---------

Operating expenses:
  Research and development          18,296      16,637      34,712      34,253
  Marketing and selling             30,687      33,088      58,984      63,521
  General and administrative         6,294       6,081      12,096      11,579
  Nonrecurring costs                                                    20,150
                                  ---------   ---------   ---------   ---------
    Total operating expenses        55,277      55,806     105,792     129,503
                                  ---------   ---------   ---------   ---------

Operating income (loss)              7,907      (6,127)      9,415     (40,241)
Interest and other income, net       2,045         710       3,285       1,297
                                  ---------   ---------   ---------   ---------
Income (loss) before income taxes    9,952      (5,417)     12,700     (38,944)
Provision for (benefit from)
income taxes                         3,483      (1,760)      4,445     (12,489)
                                  ---------   ---------   ---------   ---------
Net income (loss)                   $6,469     $(3,657)     $8,255    $(26,455)
                                  =========   ==========  =========   =========

Net income (loss) per common share   $0.27      $(0.17)      $0.36      $(1.26)
                                  =========   ==========  =========   =========

Weighted average common and
common equivalent shares
outstanding                         24,075      21,104      22,913      21,062
                                  =========   =========   =========   =========








The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                      June 30,      December 31,
                                                        1997            1996
                                                    -------------  -------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $89,606        $75,795
  Marketable securities                                   57,801         17,248
  Accounts receivable, net of allowances of $6,777
    and $7,519 in 1997 and 1996, respectively             81,784         86,187
  Inventories                                             23,271         28,359
  Deferred tax assets                                     15,999         15,852
  Prepaid expenses                                         6,801          6,310
  Other current assets                                     2,547          1,947
                                                    -------------  -------------
    Total current assets                                 277,809        231,698
                                                    -------------  -------------

  Marketable securities                                    9,992            997
  Property and equipment, net                             42,870         49,246
  Long-term deferred tax assets                           15,538         15,538
  Other assets                                             2,756          3,500
                                                    -------------  -------------
    Total assets                                        $348,965       $300,979
                                                    =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $27,844        $25,332
  Current portion of long-term debt                        1,080          1,726
  Accrued compensation and benefits                       12,119          9,085
  Accrued expenses                                        31,166         21,844
  Income taxes payable                                    10,356          3,258
  Deferred revenues                                       25,243         25,133
                                                    -------------  -------------
    Total current liabilities                            107,808         86,378
                                                    -------------  -------------

Long-term debt, less current portion                         780          1,186

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                               237            213
  Additional paid-in capital                             241,099        212,474
  Retained earnings                                        9,706          1,451
  Deferred compensation                                   (8,932)
  Cumulative translation adjustment                       (1,781)          (724)
  Net unrealized gains on marketable securities               48              1
                                                    -------------  -------------
    Total stockholders' equity                           240,377        213,415
                                                    -------------  -------------
    Total liabilities and stockholders' equity          $348,965       $300,979
                                                    =============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                      Six Months Ended June 30,
                                                      --------------------------
                                                        1997            1996
                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $8,255        $(26,455)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                        13,271          14,089
    Provision for accounts receivable allowances            564           3,236
    Deferred tax assets                                    (147)        (10,729)
    Provision for product transition costs,
     non-cash portion                                                     9,427
    Provision for other nonrecurring costs,
     non-cash portion                                                     1,764
    Tax benefit of stock option exercises                   600
    Loss on disposal of equipment                           461
    Changes in operating assets and liabilities:
      Accounts receivable                                   805          15,064
      Inventories                                         6,345         (12,368)
      Prepaid expenses and other current assets          (1,199)             18
      Accounts payable                                    2,651          (3,449)
      Accrued expenses                                   13,058           3,647
      Income taxes payable                                7,257          (4,442)
      Deferred revenues                                     673           2,507
                                                      ----------      ----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    52,594          (7,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                   (107)         (1,176)
  Purchases of property and equipment and other assets   (7,817)        (16,156)
  Proceeds from disposal of equipment                       989
  Purchases of marketable securities                    (70,204)        (10,684)
  Proceeds from sales of marketable securities           20,705          55,719
                                                      ----------      ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (56,434)         27,703

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                             (1,052)           (820)
  Proceeds from issuance of common stock                 19,116           1,929
                                                      ----------      ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              18,064           1,109

Effects of exchange rate changes on cash and cash
equivalents                                                (413)            (66)
                                                      ----------      ----------
Net increase in cash and cash equivalents                13,811          21,055
Cash and cash equivalents at beginning of period         75,795          32,847
                                                      ----------      ----------
Cash and cash equivalents at end of period              $89,606         $53,902
                                                      ==========      ==========

Supplemental disclosure of non-cash transactions:
   For the six months ended June 30, 1996:
      Acquisition of equipment under capital lease obligations.....$186

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries ("the Company"). The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1996 on Form 10-K which included all information and footnotes necessary for such presentation.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and income tax asset valuation allowances. Actual results could differ from those estimates.


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

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.28 and $0.27, respectively, for the three-month period ended June 30, 1997 and $0.37 and $0.36 for the six-month period ended June 30, 1997, respectively. Both basic and diluted EPS for the three and six months ended June 30, 1996 would have been $(0.17) and $(1.26), respectively.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                        June 30,    December 31,
                                          1997          1996
                                       ----------    ----------
Raw materials                            $13,351       $19,182
Work in process                            1,296           870
Finished goods                             8,624         8,307
                                       ----------    ----------
                                         $23,271       $28,359
                                       ==========    ==========


4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                June 30,      December 31,
                                                  1997            1996
                                               ----------     ----------
Computer and video equipment                     $71,846        $68,171
Office equipment                                   4,490          4,233
Furniture and fixtures                             6,930          6,915
Leasehold improvements                            12,555         12,962
                                               ----------     ----------
                                                  95,821         92,281
Less accumulated depreciation and
amortization                                      52,951         43,035
                                               ---------      ----------
                                                 $42,870        $49,246
                                               ==========     ==========


5.          LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The agreement was amended on June 27, 1997 to expire on June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rate to be paid on the outstanding borrowings for each loan annually is equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of June 30, 1997.


6.          NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.2 million. Included in this charge was $7.0 million associated with restructuring, consisting of approximately $5.0 million of costs related to staff reductions of approximately 70 employees, primarily in the U.S., and associated write-offs of fixed assets, and $2.0 million related to the decision to discontinue development of certain products and projects. Included in this $7.0 million were approximately $5.0 million of cash payments consisting of $3.6 million of salaries and related severance costs and $1.4 million of other staff reduction and discontinued development costs. The non-cash charges of $2.0 million recorded during 1996 consist primarily of $1.5 million for the write-off of fixed assets. Also included in this $20.2 million nonrecurring charge was $13.2 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. As of December 31, 1996, the Company had completed the related restructuring and product transition actions.


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

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. Plaintiffs filed oppositions to both motions on December 13, 1996. The defendants' Reply Briefs were filed and the Court heard oral argument on all pending motions on January 28 and 29, 1997. Both motions have been taken under advisement by the court. Although the Company believes that it and the other defendants have meritorious defenses to the allegations made by the plaintiffs and intends to contest these lawsuits vigorously, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. A reasonable estimate of the Company's potential loss for damages cannot be made at this time. No costs have been accrued for this possible loss contingency.

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

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleged infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs, and attorneys' fees. In April 1997, the litigation was dismissed with prejudice by agreement of the parties. No monies were paid and no other consideration (except for dismissal of claims of each party) was exchanged by the parties in connection with the dismissal.

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

The Company has entered into employment agreements with certain officers of the Company that provide for severance pay and benefits, including vesting of options during the severance period, as defined in the agreements. Under the terms of the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated. Such agreements are effective for two years and are automatically extended for successive one year periods after the second anniversary, unless 30 days advance written notice is given by either party. The Company has also entered into change in control employment agreements with certain officers of the Company. As defined in the agreements, a change in control includes, but is not limited to: a third person or entity becomes the beneficial owner of 30% or more of the Company's common stock, the shareholders approve any plan or proposal for the liquidation or dissolution of the Company, or within a twenty-four month period a majority of the members of the Company's Board of Directors cease to continue as members of the board unless their successors are each approved by at least two-thirds of the Company's directors. If at any time within two years of the change in control, the officer's employment is terminated by the Company for any reason other than cause or by the officer for good reason, as such terms are defined in the agreement, then the employee is entitled to receive severance payments equal to two times salary plus an amount equal to compensation earned under the management incentive compensation plan during the previous two years as well as accelerated vesting of options.


8.    CAPITAL STOCK

On March 24, 1997, the Company issued 1,552,632 shares of its common stock to Intel Corporation in exchange for approximately $14.8 million in cash. The Company plans to use the net proceeds for working capital and other general corporate purposes.

In June 1997, the Company granted 337,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. An accelerated vesting schedule may occur if certain stock price performance goals, which have been established by the Board of Directors are met. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company has recorded, as a separate component of stockholders' equity, deferred compensation of approximately $8.9 million with respect to this restricted stock. This deferred compensation represents the fair value of the restricted shares at the date of the award, and will be recorded as compensation expense ratably as the shares vest. As of June 30, 1997, no compensation expense has been recorded.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid develops and provides digital film, video and audio editing and special effects software and hardware technologies to create media content for information and entertainment applications. Integrated with the Company's digital storage and networking solutions, Avid's products are used worldwide in film studios; video production and post-production facilities; network, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communications departments; and by individual home users.


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased by $13.8 million (12.6%) to $122.9 million in the quarter ended June 30, 1997 from $109.1 million in the same quarter of last year. Net revenues for the six months ended June 30, 1997 of $231.1 million increased by $30.0 million (14.9%) from $201.1 million for the six months ended June 30, 1996. The increase in net revenues was primarily the result of growth in unit sales of the Media Composer product line and of digital audio products and to a lesser extent, to the increase in sales of other products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996, the Company began selling MCXpress for Macintosh and for Windows NT. The Company began shipping Version 6.5 for its Media Composer family of systems in December 1996. To date, returns of all products have been immaterial.

The Company has recently initiated steps to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels increased to greater than 60.0% for the second quarter of 1997, compared to approximately 50.0% in the same quarter of last year. Indirect channel revenues accounted for greater than 60.0% of net revenues for the six months ended June 30, 1997, compared to approximately 45.0% for the same period in 1996.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 50.0% and 52.2% of the Company's second quarter 1997 and 1996 net revenues, respectively. International sales increased by 7.9% in the second quarter of 1997 compared to the same period in 1996. International sales accounted for approximately 49.3% and 51.0% of the Company's net revenues for the first six months of 1997 and 1996, respectively. International sales increased by 11.0% in the six-month period ended June 30, 1997 from the same period in 1996. The increase in international sales in 1997 was attributable primarily to higher unit sales of the Media Composer and Pro Tools product lines in Europe.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of aftermarket hardware products. Gross margin increased to 51.4% in the second quarter of 1997 compared to 45.5% in the second quarter of 1996 and increased to 49.9% for the six-month period ended June 30, 1997 from 44.4% for the same period in 1996. The increase during 1997 was primarily due to lower material costs, reduced discounts and other sales promotion programs, and a favorable product mix. In addition, gross margin in the first half of 1996 was reduced by certain accrued costs for sales promotions for upgrading certain NuBus-based Media Composer systems to PCI-based systems. The upgrades for which these costs were accrued were completed in 1996. The Company expects that gross margins during the remainder of 1997 will be consistent with recent levels.

Research and Development

Research and development expenses increased $1.7 million (10.0%) in the second quarter of 1997 compared to the same period in 1996. For the six-month period ended June 30, 1997, research and development expenses increased $459,000 (1.3%) compared to the same period of 1996. These increased expenditures were primarily due to additions to the Company's engineering staffs for the continued development of new and existing products as well as provisions resulting from the Company's profit sharing plan. Offsetting these increases is the allocation in 1997 of product marketing costs to sales and marketing expenses rather than research and development expenses which more appropriately reflects the current activities of that function. Research and development expenses decreased to 14.9% of net revenues in the second quarter of 1997 compared to 15.3% in the same quarter of 1996 and from 17.0% to 15.0% for the six-month periods ended June 30, 1996 and 1997, respectively. The Company capitalized software development costs of approximately $107,000 or 0.3% of total research and development costs during the six-month period ended June 30, 1997. No software development costs were capitalized in the second quarter of 1997. The Company capitalized approximately $778,000 or 4.5% and $1.2 million or 3.3% of total research and development costs during the second quarter of 1996 and the six months ended June 30, 1996, respectively. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $227,000 and $656,000 during the three- and six-month periods ended June 30, 1997, respectively. For the three- and six-month periods ended June 30, 1996, amortization totaled approximately $750,000 and $1.4 million, respectively.

Marketing and Selling

Marketing and selling expenses decreased by $2.4 million (7.3%) in the second quarter of 1997 compared to the same period in 1996 and decreased by $4.5 million (7.1%) for the six-month period ended June 30, 1997 compared to the same period in 1996 primarily due to the effect of the restructuring of the Company's sales and marketing operations during the first quarter of 1997. The Company is shifting its primary distribution emphasis from a direct sales force to indirect sales channels, which reduced certain costs, including direct sales compensation and office overhead expenses in the first half of 1997. In addition, marketing and selling expenses decreased in the second quarter of 1997 compared to the same period of 1996 due to lower costs incurred in 1997 associated with the Company's participation in the National Association of Broadcasters trade show. Marketing and selling expenses decreased as a percentage of net revenues from 30.3% and 31.6% in the three- and six-month periods ended June 30, 1996, respectively, to 25.0% and 25.5% in the corresponding periods in 1997. This decrease was primarily due to the increase in net revenues in the first half of 1997 compared to 1996.

General and Administrative

General and administrative expenses for the second quarter of 1997 increased by $213,000 (3.5%) from the second quarter of 1996 and increased $517,000 (4.5%) for the six-month period ended June 30, 1997, compared to the six-month period ended June 30, 1996. This increase in general and administrative expenses was primarily due to provisions resulting from the Company's profit sharing plan as well as higher compensation-related costs as compared to 1996. General and administrative expenses decreased as a percentage of net revenues from 5.6% in the second quarter of 1996 to 5.1% in the second quarter of 1997 and from 5.8% for the six-month period ended June 30, 1996 to 5.2% for the same period in 1997 primarily due to the increase in net revenues in the first half of 1997 compared to 1996.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the second quarter in 1997 increased $1.3 million as compared to the same period in 1996. For the six-month period ended June 30, 1997 and 1996, interest and other income, net increased $2.0 million. This increase during the first half of 1997 was primarily due to higher cash and investment balances in 1997 compared to 1996.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 35% for the three and six months ended June 30, 1997, compared to 32% for the three and six months ended June 30, 1996. The 1996 effective tax rate is different from the Federal statutory rate of 35% primarily due to the impact of the Company's foreign subsidiaries.

Recent Accounting Pronouncements

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.28 and $0.27, respectively for the three-month period ended June 30, 1997 and $0.37 and $0.36 for the six-month period ended June 30, 1997, respectively. Both basic and diluted EPS for the three and six months ended June 30, 1996 would have been $(0.17) and $(1.26), respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company funded its operations to date through private sales of equity securities and public offerings of equity securities in 1993, 1995 and 1997 which generated net proceeds to the Company of approximately $66.6 million, $88.2 million and $14.8 million, respectively, as well as through cash flows from operations. As of June 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $157.4 million.

The Company's operating activities generated cash of $52.6 million in the six months ended June 30, 1997 compared to using cash of $7.7 million in the first half of 1996. Cash from operating activities increased during the six months ended June 30, 1997 primarily due to increases in accrued expenses and income taxes payable as well as reductions in inventory. In the first half of 1996, cash was used primarily to fund the increases in inventories and to reduce accounts payable.

The Company purchased $7.8 million of property and equipment and other assets during the six months ended June 30, 1997, compared to $16.2 million in the same period in 1996. The 1997 purchases included primarily the purchase of equipment for hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has an unsecured line of credit agreement with a group of banks which provide for up to $35.0 million in revolving credit. The agreement, as amended in June 1997, has been extended to June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The interest rate to be paid on any outstanding borrowings is equal to either the Base Rate or LIBOR plus 1.25%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against the line and was not in default of any financial covenants as of June 30, 1997.

The Company believes existing cash and marketable securities, anticipated cash flows from operations, and available borrowings under its bank credit line will be sufficient to meet the Company's working capital and capital expenditure needs, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.



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

The Company has shifted an increasing proportion of its sales through indirect channels such as distributors and resellers. The majority of the Company's product sales to the broadcast industry, however, continue to be sold on a direct basis. The Company believes the overall shift to indirect channels has resulted in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices, including accompanying software and circuit boards, sold by the Company through its direct sales force to customers. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per sale or is unable to continue to reduce its costs associated with such sales, profits could be adversely affected.

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. The Company has recognized approximately $6.1 million in revenues from these initial installations and approximately $6.6 million of related costs. In future quarters, the Company expects to recognize an additional $1.6 million in revenues associated with the remaining initial installations. The Company has provided a reserve for estimated costs in excess of anticipated revenues. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine whether and when the systems will be accepted. There can be no assurance that the remaining initial installations will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining initial installations are recognized or written off. In 1996 and 1997, the Company has installed additional server-based, all-digital broadcast newsroom systems at other customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Other of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters, including the second quarter of 1997, more than 40% of the Company's revenues for the quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

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

The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies. The Company believes that further advances will occur in such enabling technologies, including microprocessors, computers, operating systems, networking technologies, bus architectures, storage devices, and digital media formats. The Company may be required, based on market demand, or on the decision of certain suppliers to end the manufacturing of certain products based on earlier generations of technology, to upgrade existing products or develop other products that incorporate these further advances. In particular, the Company believes that it will be necessary to develop additional products which operate using Intel Architecture "(IA)"-based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based products in anticipation of the release of IA-based, NT-based products, that the Company will be successful in developing additional IA-based, NT-based or other new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based products, failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

The Company's products operate primarily only on Apple computers. Apple has recently been suffering business and financial difficulties. In consideration of these difficulties, there can be no assurance that customers will not delay purchases of Apple-based products, or purchase competitors' products based on non-Apple computers, that Apple will continue to develop and manufacture products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company is also dependent on a number of other suppliers as sole source vendors of certain other key components of its products and systems. Products purchased by the Company from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; and application specific integrated circuits ("ASIC") from Lucent, AMI, and LSI Logic. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations would be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the film, video and audio production and post-production, television broadcast news, and multimedia tools markets, including the corporate and industrial user market. Many current and potential competitors of the Company have substantially greater financial, technical, distribution, support, and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 7 to Condensed Consolidated Financial Statements (unaudited), and PART II ITEM 1, "LEGAL PROCEEDINGS". This litigation has been described in previously filed reports on Form 10-Q and 10-K.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS


DATA TRANSLATION, INC.

On April 23, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the District of Massachusetts by Data Translation, Inc., of Marlboro, Massachusetts. The complaint alleged infringement by the Company of U.S. patent number 5,488,695 and seeks injunctive relief, treble damages and costs, and attorneys' fees. In April 1997, the litigation was dismissed with prejudice by agreement of the parties. No monies were paid and no other consideration (except for dismissal of claims of each party) was exchanged by the parties in connection with the dismissal.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of Stockholders on June 4, 1997. At the meeting, Messrs. Charles T. Brumback and Robert M. Halperin were elected as Class III Directors. The vote with respect to each nominee is set forth below:

                      Total Vote For       Total Vote Withheld
                      Each Director         From Each Director
                   ---------------------   ---------------------

Mr. Brumback            18,973,931               193,574

Mr. Halperin            18,967,760               199,745


Additional Directors of the Company are William J. Miller, William E. Foster, Peter C. Gotcher, William S. Kaiser, and William J. Warner.

The stockholders also authorized the adoption of the Company's 1997 Stock Incentive Plan and authorized the issuance of up to 1,000,000 shares under the Plan by a vote of 14,215,619 shares for, 4,667,264 shares against, 119,721 shares abstaining, with 164,901 broker non-votes.


In addition, the stockholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors by a vote of 19,028,240 shares for, 11,131 shares against, and 128,134 shares abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS.

   10.1 Sixth Amendment dated as of June 27, 1997 to Amended and Restated Revolving Credit Agreement and Assignment (the "Sixth Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on
         Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

   11    Statement Regarding Supplemental Computation of Per Share Earnings

   27    Financial Data Schedule


 (b) Reports on Form 8-K. For the fiscal quarter ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  August 12, 1997    By: /s/  WILLIAM L. FLAHERTY
                             ----------------------------
                                   William L. Flaherty,
                                   Senior Vice President of Finance and
                                   Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION

10.1 Sixth Amendment dated as of June 27, 1997 to Amended and Restated Revolving Credit Agreement and Assignment (the "Sixth Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on
            Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

11          Statement Regarding  Supplemental  Computation of Per Share
            Earnings

27          Financial Data Schedule