Form 10-Q
period 1997-09-30
AVID TECHNOLOGY INC
filed 1997-11-12
CIK 896841

                              AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




               November 12, 1997





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  QUARTERLY REPORT ON FORM 10-Q

Ladies and Gentlemen:

   Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


      Registrant's telephone number, including area code: (978) 640-6789


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

                                 Yes X  No _____

The number of shares outstanding of the registrant's Common Stock as of November 7, 1997 was 24,151,403.
==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                            PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996 ................................1

   b) Condensed Consolidated Balance Sheets as of September 30, 1997
      (unaudited) and December 31, 1996........................................2

   c) Condensed  Consolidated  Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 1997 and 1996 ...................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited).........4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................17

ITEM 6.    Exhibits and Reports on Form 8-K...................................18

Signatures....................................................................19

EXHIBIT INDEX.................................................................20

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   ---------------------   ---------------------
                                     1997        1996        1997        1996
                                  (unaudited) (unaudited) (unaudited)(unaudited)
Net revenues                       $116,510    $114,664    $347,602    $315,798
Cost of revenues                     51,606      60,670     167,491     172,542
                                   ---------   ---------   ---------   ---------
  Gross profit                       64,904      53,994     180,111     143,256
                                   ---------   ---------   ---------   ---------

Operating expenses:
  Research and development           18,598      17,569      53,310      51,822
  Marketing and selling              30,109      31,303      89,094      94,823
  General and administrative          6,734       6,767      18,830      18,346
  Nonrecurring costs                              8,800                  28,950
                                   ---------   ---------   ---------   ---------
    Total operating expenses         55,441      64,439     161,234     193,941
                                   ---------   ---------   ---------   ---------

Operating income (loss)               9,463     (10,445)     18,877     (50,685)
Interest and other income, net        2,596         523       5,882       1,820
                                   ---------   ---------   ---------   ---------
Income (loss) before income taxes    12,059      (9,922)     24,759     (48,865)
Provision for (benefit from)
income taxes                          3,231      (3,164)      7,675     (15,652)
                                   ---------   ---------   ---------   ---------

Net income (loss)                    $8,828     $(6,758)    $17,084    $(33,213)
                                   =========    =========   =========  =========

Net income (loss) per common share    $0.34      $(0.32)      $0.72      $(1.57)
                                   =========    =========   =========  =========

Weighted average common and
common equivalent shares
outstanding                          25,747      21,224      23,857      21,116
                                   =========   =========   =========   =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     -------------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $115,704           $75,795
  Marketable securities                                69,147            17,248
  Accounts receivable, net of allowances of
  $6,047 and $7,519 in 1997 and 1996, respectively     79,811            86,187
  Inventories                                          18,701            28,359
  Deferred tax assets                                  15,994            15,852
  Prepaid expenses                                      5,100             6,310
  Other current assets                                  3,091             1,947
                                                 -------------     -------------
    Total current assets                              307,548           231,698
                                                 -------------     -------------

  Marketable securities                                                     997
  Property and equipment, net                          39,997            49,246
  Long-term deferred tax assets                        15,538            15,538
  Other assets                                          3,949             3,500
                                                 -------------     -------------
    Total assets                                     $367,032          $300,979
                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $23,870           $25,332
  Current portion of long-term debt                       733             1,726
  Accrued compensation and benefits                    21,126             9,085
  Accrued expenses                                     27,801            21,844
  Income taxes payable                                  9,867             3,258
  Deferred revenues                                    25,241            25,133
                                                 -------------     -------------
    Total current liabilities                         108,638            86,378
                                                 -------------     -------------

Long-term debt, less current portion                      586             1,186

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                            241               213
  Additional paid-in capital                          249,813           212,474
  Retained earnings                                    18,535             1,451
  Deferred compensation                                (8,604)
  Cumulative translation adjustment                    (2,227)             (724)
  Net unrealized gains on marketable securities            50                 1
                                                 -------------     -------------
    Total stockholders' equity                        257,808           213,415
                                                 -------------     -------------
    Total liabilities and stockholders' equity       $367,032          $300,979
                                                 =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                 Nine Months Ended September 30,
                                                   --------------------------
                                                       1997            1996
                                                     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $17,084        $(33,213)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                        19,893          21,527
    Provision for accounts receivable allowances          1,464           4,370
    Deferred tax assets                                    (151)        (10,729)
    Provision for product transition costs,
    non-cash portion                                                     13,150
    Provision for other nonrecurring costs,
    non-cash portion                                                      6,394
    Tax benefit of stock option exercises                 2,394              97
    Loss on disposal of equipment                           218
    Changes in operating assets and liabilities:
      Accounts receivable                                    90          18,570
      Inventories                                        11,813          (2,978)
      Prepaid expenses and other current assets            (108)           (711)
      Accounts payable                                   (1,259)         (5,940)
      Accrued expenses                                   18,962           8,371
      Income taxes payable                                6,824          (6,279)
      Deferred revenues                                     759           4,008
                                                      ----------      ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES              77,983          16,637

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                   (107)         (1,296)
  Purchases of property and equipment and other assets  (12,033)        (21,966)
  Proceeds from disposal of equipment                     1,554
  Purchases of marketable securities                   (102,193)        (13,311)
  Proceeds from sales of marketable securities           51,341          58,250
                                                      ----------      ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (61,438)         21,677

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                             (1,593)         (1,488)
  Proceeds from issuance of common stock                 25,821           3,339
                                                      ----------      ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              24,228           1,851

Effects of exchange rate changes on cash and cash
equivalents                                                (864)            (26)
                                                      ----------      ----------
Net increase in cash and cash equivalents                39,909          40,139
Cash and cash equivalents at beginning of period         75,795          32,847
                                                      ----------      ----------
Cash and cash equivalents at end of period             $115,704         $72,986
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

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates in these financial statements include accounts receivable and sales allowances as well as inventory valuation and income tax asset valuation allowances. Actual results could differ from those estimates.

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

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.37 and $0.34, respectively, for the three-month period ended September 30, 1997 and $0.75 and $0.72 for the nine-month period ended September 30, 1997, respectively. Both basic and diluted EPS for the three and nine months ended September 30, 1996 would have been $(0.32) and $(1.57), respectively.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                         September 30,    December 31,
                                             1997            1996
                                        --------------  ---------------
Raw materials                                $10,973          $19,182
Work in process                                1,127              870
Finished goods                                 6,601            8,307
                                        --------------  ---------------
                                             $18,701          $28,359
                                        ==============  ===============

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                          September 30,    December 31,
                                              1997            1996
                                         ---------------  --------------
Computer and video equipment                 $73,632          $68,171
Office equipment                               4,603            4,233
Furniture and fixtures                         6,895            6,915
Leasehold improvements                        12,638           12,962
                                         ---------------  --------------
                                              97,768           92,281
Less accumulated depreciation and
amortization                                  57,771           43,035
                                         ---------------  --------------
                                             $39,997          $49,246
                                         ===============  ==============

5.    LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The agreement was amended on June 27, 1997 to expire on June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of September 30, 1997.


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

In September 1996, the Company recorded a nonrecurring charge of $8.8 million associated primarily with the Company's decision not to release the Avid Media Spectrum product line. This charge included costs to write-off inventory, fixed assets, capitalized software and various other costs associated with the canceled product line. Approximately $7.2 million of the $8.8 million nonrecurring charge related to non-cash items associated with the write-off of assets. As of March 31, 1997, the Company had completed the related restructuring.


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

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "'34 Act suit") and one under the 1933 Securities Act (the "'33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the `33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under ss.12(2) of the `33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the `33 Act and `34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss on the pleadings the plaintiffs' remaining claims in the `33 Act case and the `34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the `33 Act suit, which the underwriters have opposed. The plaintiffs have also sought leave to amend their `33 Act Complaint to add new claims concerning the all digital newsroom, which the Company opposes. Despite the Court's ruling on the motions to dismiss, the Company believes that it and the other defendants have meritorious defenses to the remaining allegations made by the plaintiffs and intends to contest these lawsuits vigorously. Nonetheless, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. A reasonable estimate of the Company's potential loss for damages cannot be made at this time. No costs have been accrued for this possible loss contingency.

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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

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

During June and July 1997, the Company granted 347,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9.1 million with respect to this restricted stock. This deferred compensation represents the fair value of the restricted shares at the date of the award and is recorded as compensation expense ratably as the shares vest.


9.    SUBSEQUENT EVENTS

On October 23, 1997, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, $0.01 par value per share. Purchases will be made in the open market or in privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans.

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


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased by $1.8 million (1.6%) to $116.5 million in the quarter ended September 30, 1997 from $114.7 million in the same quarter of last year. Net revenues for the nine months ended September 30, 1997 of $347.6 million increased by $31.8 million (10.1%) from $315.8 million for the nine months ended September 30, 1996. The increase during 1997 in net revenues was primarily the result of growth in unit sales of storage, MCXpress, and digital audio products and, to a lesser extent, the increase in sales of other products. In March 1996 and in May 1996, the Company began shipments of the Media Composer and Pro Tools product lines, respectively, for use on PCI-based computers. In June 1996, the Company began selling MCXpress for Macintosh and for Windows NT. The Company began shipping Version 6.5 of its Media Composer family of systems in December 1996. During the third quarter of 1997, the Company began shipments of AudioVision 4.0 and Pro Tools 24 systems. To date, returns of all products have been immaterial.

The Company has recently initiated steps to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels were greater than 60% for the third quarter of 1997, compared to approximately 50% in the same quarter of last year. Indirect channel revenues accounted for greater than 60% of net revenues for the nine months ended September 30, 1997, compared to approximately 47% for the same period in 1996.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 46% and 48% of the Company's third quarter 1997 and 1996 net revenues, respectively. International sales decreased by 3% in the third quarter of 1997 compared to the same period in 1996. International sales accounted for approximately 48% and 50% of the Company's net revenues for the first nine months of 1997 and 1996, respectively. International sales increased by 6% in the nine-month period ended September 30, 1997 from the same period in 1996. The increase in international sales in 1997 was attributable primarily to higher unit sales of the storage, MCXpress, and Pro Tools products in Europe.


Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of aftermarket hardware products. Gross margin increased to 55.7% in the third quarter of 1997 compared to 47.1% in the third quarter of 1996 and increased to 51.8% for the nine-month period ended September 30, 1997 from 45.4% for the same period in 1996. The increase during 1997 was primarily due to lower material costs, reduced discounts and other sales promotion programs, and a favorable product mix. The Company expects that gross margins during the remainder of 1997 will be consistent with recent levels.

Research and Development

Research and development expenses increased $1.0 million (5.9%) in the third quarter of 1997 compared to the same period in 1996. For the nine-month period ended September 30, 1997, research and development expenses increased $1.5 million (2.9%) compared to the same period of 1996. These increased expenditures were primarily due to additions to the Company's engineering staffs for the continued development of new and existing products as well as provisions resulting from the Company's profit sharing plan. Offsetting these increases is the allocation in 1997 of product marketing costs to sales and marketing expenses rather than research and development expenses, as this more appropriately reflects the current activities of that function. Research and development expenses increased to 16.0% of net revenues in the third quarter of 1997 compared to 15.3% in the same quarter of 1996 and decreased to 15.3% from 16.4% for the nine-month periods ended September 30, 1997 and 1996, respectively. No software development costs were capitalized in the third quarter of 1997. The Company capitalized software development costs of approximately $107,000 or 0.2% of total research and development costs during the nine-month period ended September 30, 1997. The Company capitalized approximately $120,000 or 0.7% and $1.3 million or 2.5% of total research and development costs during the third quarter of 1996 and the nine months ended September 30, 1996, respectively. These costs are amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $145,000 and $801,000 during the three- and nine-month periods ended September 30, 1997, respectively. For the three- and nine-month periods ended September 30, 1996, amortization totaled approximately $1.1 million and $2.4 million, respectively.

Marketing and Selling

Marketing and selling expenses decreased by $1.2 million (3.8%) in the third quarter of 1997 compared to the same period in 1996 and decreased by $5.7 million (6.0%) for the nine-month period ended September 30, 1997 compared to the same period in 1996 primarily due to the effect of the restructuring of the Company's sales and marketing operations during the first quarter of 1997. The Company has shifted its primary distribution emphasis from a direct sales force to indirect sales channels, which reduced certain costs including direct sales compensation and office overhead expenses in the first three quarters of 1997. Marketing and selling expenses decreased as a percentage of net revenues to 25.8% and 25.6% in the three- and nine-month periods ended September 30, 1997, respectively, from 27.3% and 30.0% in the corresponding periods in 1996. This decrease was primarily due to the increase in net revenues in the first three quarters of 1997 compared to 1996.

General and Administrative

General and administrative expenses for the third quarter of 1997 decreased by $33,000 (0.5%) from the third quarter of 1996 and increased $484,000 (2.6%) for the nine-month period ended September 30, 1997, compared to the nine-month period ended September 30, 1996. This increase in general and administrative expenses for the nine-month period ended September 30, 1997 compared to 1996 was primarily due to provisions resulting from the Company's profit sharing plan. General and administrative expenses decreased as a percentage of net revenues to 5.8% in the third quarter of 1997 from 5.9% in the third quarter of 1996 and to 5.4% for the nine-month period ended September 30, 1997 from 5.8% for the same period in 1996 primarily due to the increase in net revenues in the first nine months of 1997 compared to 1996.

Nonrecurring Costs

During the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to February 1996 staffing reductions of approximately 70 employees primarily in the U.S., the Company's concurrent decision to discontinue certain products and development projects, and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. Included in the $7.0 million for restructuring charges were approximately $5.0 million of cash payments and $2.0 million of non-cash charges. During the third quarter of 1996, the Company recorded charges for costs of $8.8 million, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. Approximately $7.2 million of the $8.8 million nonrecurring charge related to non-cash items associated with the write-off of assets. The Company has completed the related restructuring actions.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the third quarter in 1997 increased $2.1 million as compared to the same period in 1996. For the nine-month period ended September 30, 1997 and 1996, interest and other income, net increased $4.1 million. These increases were primarily due to higher cash and investment balances in 1997 compared to 1996.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 26.8% for the three months ended September 30, 1997 and 31.0% for the nine months ended September 30, 1997. These rates compare to a 32.0% rate for the three and nine months ended September 30, 1996. The 1997 effective tax rate of 31.0% is different from the Federal statutory rate of 35.0% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit. The reduction in the 1997 effective tax rate from 35.0% to 31.0% during the third quarter is due primarily to the tax law change which extended the U.S. Federal Research Tax Credit for the full year as well as the relative levels of profit within the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate. The 1996 effective tax rate is different from the Federal statutory rate of 35.0% primarily due to the impact of the Company's foreign subsidiaries.

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

Had the Company computed earnings per share consistent with the provisions of SFAS 128, basic and diluted EPS would have been $0.37 and $0.34, respectively, for the three-month period ended September 30, 1997 and $0.75 and $0.72 for the nine-month period ended September 30, 1997, respectively. Both basic and diluted EPS for the three and nine months ended September 30, 1996 would have been $(0.32) and $(1.57), respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through public offerings of equity securities in 1993 and 1995 and private sales of equity securities in 1997 which generated net proceeds to the Company of approximately $66.6 million, $88.2 million and $14.8 million, respectively, as well as through cash flows from operations. As of September 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $184.9 million.
The Company's operating activities generated cash of $78.0 million in the nine months ended September 30, 1997 compared to generating cash of $16.6 million in the nine months ended September 30, 1996. Cash from operating activities increased during the nine months ended September 30, 1997 primarily due to increases in accrued expenses and income taxes payable as well as reductions in inventory. In the nine months ended September 30, 1996, cash was used primarily to fund the increases in inventories and to reduce accounts payable.

The Company purchased $12.0 million of property and equipment and other assets during the nine months ended September 30, 1997, compared to $22.0 million in the same period in 1996. The 1997 purchases primarily included the purchase of equipment for hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has an unsecured line of credit agreement with a group of banks which provides for up to $35.0 million in revolving credit. The agreement, as amended in June 1997, has been extended to June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The interest rates to be paid on any outstanding borrowings are equal to either the Base Rate or LIBOR plus 1.25%. Additionally, the Company is required to maintain certain financial ratios and covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against the line and was not in default of any financial covenants as of September 30, 1997.

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

The Company has shifted an increasing proportion of its sales through indirect channels such as distributors and resellers. The majority of the Company's product sales to the broadcast industry, however, continues to be sold on a direct basis. The Company believes the overall shift to indirect channels has resulted in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices, including accompanying software and circuit boards, sold by the Company through its direct sales force to customers. Resellers and distributors typically purchase software and "kits" from the Company and other turnkey components from other vendor sources in order to produce complete systems for resale. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per sale or is unable to continue to reduce its costs associated with such sales, profits could be adversely affected.

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As a result, the Company expects that it will report, in the aggregate, a loss on these sales, when all revenues and costs are recognized. The Company has recognized approximately $6.9 million in revenues from these initial installations and approximately $7.8 million of related costs. In future quarters, the Company expects to recognize an additional $805,000 in revenues associated with the remaining initial installations. The Company has provided a reserve for estimated costs in excess of anticipated revenues. Revenues and costs are recognized upon acceptance of the systems by customers. The Company is unable to determine whether and when the systems will be accepted. There can be no assurance that the remaining initial installations will be accepted by customers or that the Company will not incur further costs in completing the installations. If customers do not accept these systems, the Company could face additional costs associated with reducing the value of the inventory included in the systems. The Company's overall gross margin percentage will be reduced in any quarter or quarters in which the remaining initial installations are recognized or written off. In 1996 and 1997, the Company installed additional server-based, all-digital broadcast newsroom systems at other customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, that the gross margins on such sales would be lower than the gross margins generally on the Company's other systems.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters, including the third quarter of 1997, more than 40% of the Company's revenues for the quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. The Company attempts to reduce the impact of currency fluctuations on results through the use of forward exchange contracts that hedge foreign currency-denominated intercompany net receivables or payable balances. The Company has generally not hedged transactions with external parties, although it periodically evaluates its hedging practices.

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 7 to Condensed Consolidated Financial Statements (unaudited), and PART II ITEM 1, "LEGAL PROCEEDINGS". This litigation has also been described in previously filed reports on Form 10-Q and 10-K.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS


In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "'34 Act suit") and one under the 1933 Securities Act (the "'33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the `33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under ss.12(2) of the `33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the `33 Act and `34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss on the pleadings the plaintiffs' remaining claims in the `33 Act case and the `34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the `33 Act suit, which the underwriters have opposed. The plaintiffs have also sought leave to amend their `33 Act Complaint to add new claims concerning the all digital newsroom, which the Company opposes. Despite the Court's ruling on the motions to dismiss, the Company believes that it and the other defendants have meritorious defenses to the remaining allegations made by the plaintiffs and intends to contest these lawsuits vigorously. Nonetheless, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. A reasonable estimate of the Company's potential loss for damages cannot be made at this time. No costs have been accrued for this possible loss contingency.

OTHER

The Company also receives inquiries from time to time with regard to possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS.

   11    Statement Regarding Supplemental Computation of Per Share Earnings

   27    Financial Data Schedule


 (b) Reports on Form 8-K. For the fiscal quarter ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  November 12, 1997    By: /s/ William L. Flaherty
                                ---------------------------
                                William L. Flaherty,
                                Senior Vice President of Finance and
                                Administration, and
                                Chief Financial Officer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION

11          Statement Regarding  Supplemental  Computation of Per Share
            Earnings

27          Financial Data Schedule