Form 10-K
period 1997-12-31
AVID TECHNOLOGY INC
filed 1998-03-27
CIK 896841

                              AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    March 26, 1998





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Annual Report on Form 10-K


Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      This filing is being effected by direct transmission to the Commission's EDGAR System.


                                 Very truly yours,


                                 /s/ Frederic G. Hammond


                                 Frederic G. Hammond
                                 General Counsel

--------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                        OR
   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM                TO

                          Commission File Number 0-21174

                               AVID TECHNOLOGY, INC.

              (Exact name of registrant as specified in its charter)

               DELAWARE                               04-2977748
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

METROPOLITAN TECHNOLOGY PARK, ONE PARK WEST, TEWKSBURY, MA        01876
(Address of principal executive offices)                     (Zip Code)
                                  (978) 640-6789
               (Registrant's telephone number, including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $858,533,865 based on the closing price of the Common Stock on the NASDAQ National Market on March 18, 1998.

The number of shares outstanding of the registrant's Common Stock as of March 18, 1998, was 23,269,527.

                        DOCUMENTS INCORPORATED BY REFERENCE
                  DOCUMENT DESCRIPTION                        10-K PART
      Portions of the Registrant's Proxy Statement for the Annual
         Meeting of Stockholders to be held May 19, 1998...      III
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS

Avid develops, markets, sells and supports a wide range of disk-based systems for creating and manipulating digital media content. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. Avid also develops and sells digital editing systems and newsroom computer systems for creating content in the digital news production market for delivering news content to air. Avid also develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate video departments.

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

DIGITAL MEDIA CONTENT MARKETS

Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. For example, a letter prepared on a computer using word processing software is the digital media representation of a typewritten letter. The word-processed letter example also illustrates some of the characteristics of digital media, such as flexible editing, the ability to create different versions, simple production of multiple identical copies, and easy integration with other digital media types, such as charts and graphics. These characteristics generally provide digital formats with advantages over their analog equivalents. However, creating and manipulating digital content typically requires new digital content creation tools; for example, the typewriter has given way to dedicated word processors and, more recently, to desktop computers running word processing software.

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

As technical advances in digital media content creation tools have made this migration possible, users have become able to create more complex content that may incorporate several elements of digital media. For example, many video games now include live action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as Titanic or Jurassic Park, integrate sophisticated computer-generated special effects into traditional live action shots.

The Company participates currently in three principal end-user markets in which there are well-established analog, or tape-based, content creation processes and which are transitioning to digital, or disk-based, content creation tools. These three markets are (i) video and film editing and effects; (ii) digital news production; and (iii) professional audio.

Avid's video and film editing and effects market consists of professional users and users in the corporate office, government, education, and consumer markets. Professional users produce video and film material, such as feature films, commercial spots, entertainment and documentary programming, industrial videos, and music videos. These users are typically employed in independent production or post-production companies, which are firms that rent out production and post-production equipment and professionals on a project basis. Professional users are also found in television facilities, film studios, and certain large corporations that perform digital media production and post production in-house. Users in corporations and various other institutions use digital media content tools to distribute information enriched by the addition of digital media content to their customers and employees. Educational users and home consumers use content creation tools to enrich school and home presentations. Avid's digital news production market is comprised of over-the-air and cable broadcast companies that originate news programming. This market includes national and international broadcasters, such as the British Broadcasting Corporation (BBC), the Cable News Network (CNN), and the National Broadcasting Company (NBC), as well as network affiliates, local independent television stations, and local and regional cable operators who produce news programming.

Avid's professional audio market is comprised of professional music recording studios, project studios, radio broadcasters, and home studios. Music recording and project studios operate in the same manner as the independent video and film production and post production firms, as described above. This market also includes audio production and post-production in video and film.

STRATEGY

Avid's mission is to be the leading provider of powerful digital content creation tools used to entertain and inform the world. The Company's strategy consists of four key elements:

      Maintain Existing Markets:
      The Company continues to focus its activities on markets where digital media content creation takes place. The Company has addressed its initial efforts to the professional video and film editing markets, including film and television studios and independent production and post-production firms. The Company extended its target markets to the music and audio production and post-production markets, through the acquisition of Digidesign in 1995, and the broadcast news production market, through the introduction of Avid-developed digital news editing solutions and through the acquisition in 1994 of SofTECH and the newsroom systems division of Basys Automation Systems, Inc. ("Basys"), both of which offered broadcast newsroom computer systems. In March 1995, Avid expanded its position in the feature film and video production and post-production markets through the acquisitions of Elastic Reality and Parallax Software, developers of special effects software.

      Expand Presence in Existing Markets:
      The Company believes that it has established unit and revenue market share leadership positions in the professional video and film digital editing markets, the digital audio market, and the markets for digital news editing and broadcast newsroom computer systems. The Company plans to strengthen these positions by enhancing its existing products, by developing and introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or acquisition, and by providing excellent customer service, support, and training.

      Target New Markets:
      The Company believes that many business communications needs, including employee and customer training, new product introduction, and management communications, can be enriched by integrating digital media elements, including video and audio. As a result, the Company intends to target users in corporations, educational and government institutions, and small businesses who, if offered digital media content creation tools appropriate to their skill levels, price constraints, and other business requirements, could use digital media presentations in their daily operations to improve the power and scope of their business communications.

      The company believes that it is the market leader in off-line editing for television and that expansion opportunity exists in television online editing, which is the final piece of the post-production process that today is still mainly tape-based. The Company believes that because digital solutions address the needs of this editing process, tape will be replaced by digital solutions.

      Drive and Support Open Industry Standards:
      The Company designs its products so that they are based on and can co-exist with major industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. In addition, in response to growing customer demand for open standards that enable the seamless integration of analog and digital media tools from different vendors, the Company has undertaken an initiative to establish the Open Media Framework Interchange ("OMFI") as an industry standard media file interchange format to facilitate the transfer of various media types, such as video, audio, animation, film, and graphics, among various systems and applications used in the media production processes. The Company has published the OMFI file format and is seeking to promulgate it as an industry standard. Hundreds of vendors and end users endorse the OMFI standard and more than 40 vendors are supporting the OMFI standard in their products.

PRODUCTS

The following lists the Company's products within the three principal markets in which they are sold. A description follows of the major products and product families in each of these categories.

Video and Film Editing and Effects

Media Composer:
The Media Composer system is Avid's original product offering and still accounts for a significant portion of its revenues. The Company believes that the Media Composer product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets. The Media
Composer product line now includes four models (the Media Composer Off-line, 1000, 9000 and Media Station), which provide various levels of capability and functionality. The Media Composer is a disk-based digital, nonlinear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material on tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos.

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

Avid Xpress for Macintosh:
Avid Xpress for Macintosh (formerly known as MCXpress for Macintosh) is a digital, nonlinear video editing system designed to meet the needs of professional media entrepreneurs involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress for Macintosh has a streamlined user interface and editing model targeted for this category of user. This attribute allows existing Media Composer users to easily migrate to Avid Xpress systems and provides media and project interchange between the products.

MCXpress for Windows NT:
MCXpress for Windows NT is a digital, nonlinear video editing system designed for the same market as Avid Xpress for Macintosh, but is targeted to users who prefer Windows NT-based computers. MCXpress for Windows NT offers professional picture quality and editing features, support for multiple media delivery options, AVI output, integration with third-party Windows applications, a built-in titling tool, and a plug-in effects architecture.

Avid Cinema:
Avid Cinema is a desktop editing product designed for people who have had no previous video editing experience. Avid Cinema is targeted at users in home, school, and corporate environments. A simple interface guides users through the process of making their own, near-VHS-quality movies to save to videotape, put in a slide presentation, or post on a web page. These movies can include video, transition effects, narration, titles and music. Avid Cinema currently employs Apple's QuickTime technology and allows users to save QuickTime files for various distribution formats.

Media Illusion:
Media Illusion is Avid's digital compositing, layering and special effects software solution running on Silicon Graphics computers. It provides comprehensive nonlinear compositing based on an intuitive, interactive process tree, that enables powerful and efficient effects creation. Media Illusion is used by professionals in both video and film post-production.

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

Storage Systems:
Avid offers a family of media storage solutions for use with its systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. Avid purchases disk, tape and optical drives, and storage enclosure sub-systems from third-party manufacturers, integrates them, enhances their performance, tests and certifies them for use with Avid systems, and packages them in various configurations. These storage systems range in capacity from nine gigabytes to well over one terabyte (1,000 gigabytes).

Digital News Production

NewsCutter:
NewsCutter is a disk-based digital, nonlinear video editing system designed to meet the demands of television news production. NewsCutter enables broadcast news editors to edit news, features, and news series. The user interface for NewsCutter has been designed for fast, easy editing to meet the time-critical demands of daily news deadlines. Based on the same core technology as the Media Composer system, the NewsCutter system offers a range of editing and effects features, including dissolves, wipes and graphics, and character generation. NewsCutter can operate as a standalone editing system or as a client sharing a central library of audio and video media on a server.

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

AvidNews:
Avid entered the newsroom computer systems ("NRCS") market through the acquisition in 1994 of the newsroom division of Basys and of SofTECH Systems, both of which developed and sold NRCS products. These products have now been consolidated into a single offering, AvidNews. Newsroom computer systems are the management information systems for television newsrooms. AvidNews provides a computer based process of news production: story assignment and resource scheduling, story research, story creation and collaboration. Journalists use the system to access wire stories, schedule, script, edit text portions of stories, and send and receive mail and messages. Producers use the system to assign journalists and crews to stories and to review work-in-progress.

Professional Audio

Pro Tools:
Pro Tools is a multi-track random access digital audio workstation developed by Digidesign for the professional music, audio post-production, and radio production markets. Pro Tools features include audio recording, advanced waveform editing, mixing, signal processing, and automation. Pro Tools is an open architecture in which more than 100 Digidesign Development Partners provide additional solutions that expand the functionality of Digidesign's systems, enhancing their appeal to customers. Pro Tools software is compatible across a range of Digidesign hardware platforms, from high-end Pro Tools 24 down through Pro-Tools III and Audiomedia III. Pro Tools PowerMix software runs without Digidesign hardware on Power-PC Macintosh computers using host audio capabilities. The Company believes that Pro Tools holds a greater unit market share than any other digital audio workstation product in professional audio markets.

AudioVision:
AudioVision is a high performance digital audio workstation designed specifically to meet the needs of the audio post-production professional working with film and video. AudioVision is compatible with projects originating on Avid's Media Composer and Film Composer systems. Typical applications include sound editing for feature film and television programming, ADR (automatic dialogue replacement), and commercial spot production. AudioVision allows the user to record, edit and process sound in sync with Avid-format digital video. AudioVision includes project management and database tools, integrated DSP and the ability to edit audio and video together. The system offers a high level of interchange with other Avid systems, including Pro Tools.

SALES AND SERVICE

Avid sells its products through a combination of indirect and direct sales channels. Since late 1996, the Company has increasingly emphasized its indirect channel, including independent distributors, value-added re-sellers ("VARs") and dealers, as the primary means of distribution, providing for broader market coverage and clearer delineation from Avid's direct sales channel and direct sales management. Avid's direct sales organization currently focuses on approximately 115 strategic accounts which are large volume purchasers, which require significant pre-sales and post-sales customer services and which have the potential to work with Avid in developing new product or market opportunities.

As a result of the shifting of emphasis to the indirect sales channel, the Company has increased its support of top customers while the proportion of revenues generated through its indirect channels has been increased.

The Company maintains sales offices in 32 cities in 16 countries and has relationships with more than 500 distributors, VARs and dealers throughout the world.

Pro Tools 24 and other Digidesign-developed products are sold generally through dealers and distributors. Because this channel tends to focus on music-related products, there is, currently, little overlap between this channel and Avid's video, film and broadcast market sales channels.

Avid currently provides direct customer support through regional telephone support centers and field service representatives in major markets. Support offerings include up to 24-hour, seven day per week options for both telephone support and on-site representation, hardware replacement and software upgrades. In addition, customer support is provided by VARs and distributors.

Customer training is provided directly by Avid and through a network of 45 authorized third-party Avid training centers in 14 countries.

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

The Company is dependent upon sole source suppliers for certain key components used in its products. Products purchased by the Company or its VARs and distributors from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from AMI, Atmel, and LSI Logic; digital signal processing integrated circuit from Motorola; and a fibre channel adapter from Adaptec, Inc. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these source components and has no guaranteed supply arrangements. These purchasing arrangements can result in delays in obtaining products from time to time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial difficulties. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be materially adversely affected if it were to encounter an interruption in its sources of supply.

Avid has manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; and Palo Alto and Menlo Park, California.

RESEARCH AND DEVELOPMENT

Avid's research and development efforts currently are focused on 1) the development or enhancement of digital media content creation tools that operate on Windows-based computers, Apple computers, and Unix-based computers; 2) the development of hardware and software enhancements and additions to its existing video, film and audio editing systems, and digital news gathering and newsroom computer systems that lower Avid's costs; 3) the development of hardware and software enhancements and additions to its existing video, film and audio editing systems, and digital news gathering and newsroom computer systems to meet additional needs of the professional production, post-production, and broadcast news markets; 4) the development of AvidNews, a next generation newsroom computer system intended to integrate standard text-based newsroom computer system functionality with nonlinear video and audio functionality; 5) the development of DV-native editing and playback solutions for the broadcast news markets; and 6) the development of new media storage solutions. The Company undertakes research and development activities in Tewksbury, Massachusetts, Palo Alto, California, and London, England.

COMPETITION

The markets for Avid's products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

In the video and film production and post-production markets, Avid encounters competition primarily from vendors that offer similar digital editing products based on standard computer platforms, including Discreet Logic and its subsidiary, D/VISION, Fast America, ImMix (a subsidiary of Scitex America), Lightworks USA (a subsidiary of Tektronix), Media 100 (formerly known as Data Translation, Inc.), Quantel (a subsidiary of Carlton Communications PLC), Softimage (a subsidiary of Microsoft) and Panasonic (a subsidiary of Matsushita).

Avid also competes with vendors, such as Sony, Matsushita and Tektronix, that generally have offered analog-based products. Avid expects that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products, as well as new versions of their analog products.

In the broadcast news market, Avid competes primarily with vendors such as Sony, Panasonic, Tektronix (including primarily its subsidiaries Lightworks USA, The Grass Valley Group and NewStar), Quantel, Associated Press, and BTS (a subsidiary of Philips). Avid expects that competition from these vendors will increase to the extent such vendors continue to develop and introduce digital or new analog-based products. The Company also competes in certain segments of this market with other providers of digital media products, including Media 100 and ImMix.

In the music production and post-production markets, the Company competes primarily with traditional analog tape-based system suppliers, including AMS, Fritz Studer, Otari, Sony, Tascam, and Yamaha; digital tape-based system suppliers, including Alesis, Tascam, and other disk-based digital audio production system suppliers, including Sonic Solutions, Soundscape, Sadie, Yamaha, Fairlight, and Ensoniq. In addition, companies such as Creative Technology currently provide low cost (under $500) digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not introduce products that are more directly competitive with the Company's products.

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

EMPLOYEES

The Company employed 1,599 people as of December 31, 1997.


ITEM 2.   PROPERTIES

The Company's principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three buildings adjacent to one another in an office park located in Tewksbury, Massachusetts. The Company's leases on such buildings expire in June 2010.

The Company also leases a facility in Dublin, Ireland for the manufacture and distribution of its products and in Palo Alto, California, which houses Digidesign headquarters and certain other research and development operations.

In September 1995, the Company's United Kingdom subsidiary entered into a 15-year lease in London, England.

The Company also maintains sales and marketing support offices in leased facilities in various other locations throughout the world.

See Note K - "Commitment and Contingencies" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1997.

In addition, the Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales and marketing support facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

ITEM 3.   LEGAL PROCEEDINGS

DATA TRANSLATION, INC.

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile) pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

CLASS ACTION SHAREHOLDER LITIGATION

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and past and present officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the `33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under ss.12(2) of the `33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the `33 Act and `34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss the plaintiffs' remaining claims in the `33 Act case and the `34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the `33 Act suit, which the underwriters have opposed. The plaintiffs also sought leave to amend both the `33 Act and the `34 Act Complaints to add claims concerning the all digital newsroom, which the Company opposed. In February 1998, the Company and the Plaintiffs entered into a Stipulation of Settlement in both suits and the judge issued an order granting preliminary approval to the settlement. A Final Settlement Approval hearing is scheduled for May 28, 1998. The Company believes the potential settlement will not have a material effect on the Company's consolidated financial position or results of operations. In the event the settlement is not finally approved, the Company believes that it and the other defendants have meritorious defenses to the remaining allegations made by the plaintiffs and intends to contest these lawsuits vigorously. Nonetheless, in the event the settlement is not approved, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. In such event, a reasonable estimate of the Company's potential loss for damages cannot be made at this time.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1997.

                         EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER             AGE                     POSITION(S)

William J. Miller              52               Chairman of the Board, President
                                                and Chief Executive Officer

William L. Flaherty            50               Senior Vice President of
                                                Finance, Chief Financial Officer
                                                and Treasurer

David R. Froker                42               Senior Vice President and
                                                General Manager of  Digidesign

C. Edward Hazen                47               Senior Vice President and
                                                General Manager of Office and
                                                Consumer Products

Clifford A. Jenks              46               Executive Vice President and
                                                General Manager of Editing
                                                and Effects

Rose G. O'Donnell              54               Senior Vice President of
                                                Technical Strategies

David E. Olson                 48               Senior Vice President and
                                                General Manager, Digital News
                                                Production

Judith M. Oppenheim            56               Senior Vice President of Human
                                                Resources and Corporate Services

Eric C. Peters                 47               Senior Vice President and Chief
                                                Technology Officer

Jean Proulx                    55               Senior Vice President and
                                                General Manager of Professional
                                                Products

James T. Wandrey               43               Vice President and Corporate
                                                Controller

--------------------

WILLIAM J. MILLER. Mr. Miller joined the Company in April 1996 and has been Chairman, Chief Executive Officer and President since September 1996. From April 1996 to September 1996, Mr. Miller was Chairman and Chief Executive Officer. Prior to that time, Mr. Miller was Chief Executive Officer of Quantum Corporation (1992-1995).

WILLIAM L. FLAHERTY. Mr. Flaherty joined the Company in September 1996 and has been Senior Vice President of Finance and Chief Financial Officer since January 1997 and Treasurer since December 1997. He was Vice President of Finance and Chief Financial Officer from September 1996 to January 1997. Prior to joining Avid, Mr. Flaherty was Senior Vice President, Finance and Chief Financial Officer (February - September 1996), and Vice President, Finance and Chief Financial Officer (1993 - February 1996), of Gibson Greetings Inc., and was Vice President and Treasurer of FMR Corp., the parent company of Fidelity Investments Group (1989-1992).

DAVID R. FROKER. Mr. Froker has been Senior Vice President and General Manager of Digidesign since January 1997. Mr. Froker was General Manager of Digidesign from March 1996 to January 1997. Prior to that time, he was Vice President, Business Development of Digidesign, Inc. (1994-1995). He was Product Group Manager at Amdahl (1988-1993).

C. EDWARD HAZEN. Mr. Hazen has been Senior Vice President and General Manager of Office and Consumer Products since December 1997. He was Senior Vice President of Business Development and Corporate Treasurer from January 1997 to December 1997. He was Vice President, Finance and Treasurer from January 1996 to January 1997, Vice President, Chief Financial Officer and Treasurer From November 1995 to January 1996, and Vice President and Treasurer from March 1993 to January 1996. Mr. Hazen was a Managing Director of Robertson, Stephens & Company (1987-1993).

CLIFFORD A. JENKS. Mr. Jenks has been Executive Vice President and General Manager of Editing and Effects since December 1997. He was Senior Vice President of Worldwide Sales and Marketing from January 1997 to December 1997. He was Vice President Worldwide Sales and Marketing from October 1996 to January 1997. Mr. Jenks was Chief Operating Officer of Zenith Data Systems (1992-1996), and Vice President Sales and Marketing Operations of Apple Computer, Inc. (1989-1992).

ROSE G. O'DONNELL.  Ms. O'Donnell has been Senior Vice  President  of  Technical
Strategies since April 1997. Ms. O'Donnell was Senior Vice President of Engineering from January 1997 to April 1997. She was Vice President, Engineering from November 1994 to January 1997. Ms. O'Donnell was General Manager of the Technology Division of Hewlett-Packard (1989-1994).

DAVID E. OLSON. Mr. Olson has been Senior Vice President and General Manager, Digital News Production since November 1997. Mr. Olson was Senior Vice President of Worldwide Operations of the Company and Chief Operating Officer of Digidesign from January 1997 to November 1997. He was Vice President of Worldwide
Operations for Avid from June 1996 to January 1997. Mr. Olson was Vice President of Operations at Digidesign, Inc. from August 1991 to June 1996.

JUDITH M. OPPENHEIM. Ms. Oppenheim has been Senior Vice President of Human Resources and Corporate Services since January 1997. She was Vice President of Human Resources from November 1992 to January 1997. Ms. Oppenheim was Vice President, Human Resources at The Forum Corporation (1989- 1992).

ERIC C. PETERS.  Mr. Peters has been Senior Vice President and Chief Technology
Officer since January 1997.  He  was  Vice   President,   Technology  and  Chief
Technology Officer from August 1988 to January 1997.

JEAN PROULX. Ms. Proulx has been Senior Vice President and General Manager of Professional Products since December 1997. She was Senior Vice President of Engineering from May 1997 to December 1997. She was Vice President of Emerging Business at IBM from October 1995 to May 1997, was the Vice President of Network Software Business Unit at Digital Equipment Corporation from January 1994 to October 1995, and was Director of the modern Macintosh Operating Group at Apple Computer from August 1992 to November 1993.

JAMES T. WANDREY. Mr. Wandrey has been a Vice President and Corporate Controller since April 1997. He was Product Group Finance Director for Alcatel Telecom from February 1997 to April 1997 and Corporate Controller at Alcatel Network Systems from January 1995 to February 1997, both of these are units of Alcatel Alsthom S.A. Mr. Wandrey was a Division Controller at Hewlett Packard Company from April 1992 to February 1995.

There are no family relationships among the named officers.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the Common Stock for each calendar quarter the fiscal years ended December 31, 1997 and 1996.

  1997                      HIGH           LOW
  ----                      ----           ---
First Quarter             $14.000         $9.000
Second Quarter             28.125         12.375
Third Quarter              38.000         22.000
Fourth Quarter             33.000         23.000



  1996                      HIGH           LOW
  ----                      ----           ---
First Quarter             $23.125        $16.250
Second Quarter             26.000         17.875
Third Quarter              20.625         12.375
Fourth Quarter             16.375         10.125


The approximate number of holders of record of the Company's Common Stock at March 18, 1998, was 580. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated financial data for Avid Technology, Inc. In January 1995, Avid Technology, Inc. (Avid) completed a merger with Digidesign, Inc. (Digidesign) that was accounted for as a pooling of interests. All financial data presented herein have been restated to include the combined financial results of Avid and Digidesign as though the merger had occurred retroactively. Prior to the merger, Digidesign had a March 31 fiscal year end. Effective with the merger, Digidesign's fiscal year end was changed from March 31 to December 31 to conform with Avid's year end. The results of Digidesign's operations for the twelve-month periods ended December 31, 1994 and March 31, 1994 are included in the Company's 1994 and 1993 results, respectively. Accordingly, Digidesign's operations for the three months January through March 1994 are included in the Company's results for both of the years ended December 31, 1993 and December 31, 1994. Revenues, net income, and diluted earnings per share for Digidesign for the three months ended March 31, 1994 were $8,510,000, $1,078,000 and $0.14 respectively. Net income for this period has been reported as an adjustment to consolidated 1994 retained earnings. In March 1995, the Company acquired Elastic Reality, Inc., a developer of digital image manipulation software, and Parallax Software Limited and 3 Space Software Limited, together developers of paint and compositing software. The Company's previous years' financial statements have not been restated to include operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. as they were not material to the Company's consolidated operations and financial condition. Costs associated with these mergers, approximately $5,456,000, were charged to operations in 1995. In addition, the Company acquired certain other businesses which were accounted for as purchases; the results of such acquisitions have been included in the Company's financial statements since the respective dates of acquisition. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                               For the year ended
                                                  December 31,
                                ------------------------------------------------
                                 1997     1996      1995      1994      1993
                                ------------------------------------------------
Net revenues                    $471,338  $429,009  $406,650  $233,633  $134,366
Cost of revenues                 221,553   238,808   198,841   108,057    60,939
                                ------------------------------------------------
  Gross profit                   249,785   190,201   207,809   125,576    73,427
                                ------------------------------------------------
Operating expenses:
  Research and development        73,470    69,405    53,841    28,223    16,396
  Marketing and selling          120,394   127,006   107,780    61,366    38,960
  General and administrative      25,808    24,203    18,085    12,575     7,801
  Nonrecurring costs                        28,950     5,456               3,750
                                ------------------------------------------------
    Total operating expenses     219,672   249,564   185,162   102,164    66,907
                                ------------------------------------------------
Operating income (loss)           30,113   (59,363)   22,647    23,412     6,520
Other income and expense, net      8,125     3,416     1,380     1,675     1,791
                                ------------------------------------------------
Income (loss) before income
  taxes                           38,238   (55,947)   24,027    25,087     8,311
Provision for (benefit from)
  income taxes                    11,854   (17,903)    8,588     7,294     2,209
                                ------------------------------------------------
Net income (loss)                $26,384  $(38,044)  $15,439   $17,793    $6,102
                                ================================================
Net income (loss) per common
  share - basic                    $1.14    $(1.80)    $0.81     $1.10     $0.45
                                ================================================
Net income (loss) per common
  share - diluted                  $1.08    $(1.80)    $0.77     $0.99     $0.40
                                ================================================
Weighted average common shares
  outstanding - basic             23,065    21,163    19,010    16,238    13,539
                                ================================================
Weighted average common shares
  outstanding - diluted           24,325    21,163    20,165    17,921    15,216
                                ================================================

Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS No. 128 as of December 31, 1997.


CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                               As of December 31,
                                ------------------------------------------------
                                  1997      1996      1995      1994     1993
                                ------------------------------------------------
Working capital                   $186,474  $145,320  $162,260  $86,513  $91,473
Total assets                       356,805   300,979   331,604  182,174  132,355
Long-term debt, less current
  portion                              403     1,186     2,945    2,369      545
Total stockholders' equity         241,794   213,415   247,966  127,887  106,732

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                              For the year ended December 31,
                                             --------------------------------
                                               1997       1996       1995
                                             --------------------------------
      Net revenues                             100.0%     100.0%     100.0%
      Cost of revenues                          47.0%      55.7%      48.9%
                                             ---------- ----------  ----------
        Gross profit                            53.0%      44.3%      51.1%
                                             ---------- ----------  ----------
      Operating Expenses:
        Research and development                15.6%      16.2%      13.2%
        Marketing and selling                   25.5%      29.6%      26.5%
        General and administrative               5.5%       5.6%       4.4%
        Nonrecurring costs                                  6.7%       1.4%
                                             ---------- ----------  ----------
          Total operating expenses              46.6%      58.1%      45.5%
                                             ---------- ----------  ----------
      Operating income (loss)                    6.4%    (13.8)%       5.6%
      Other income and expense, net              1.7%       0.8%       0.3%
                                             ---------- ----------  ----------
      Income (loss) before income taxes          8.1%    (13.0)%       5.9%
      Provision  for  (benefit  from) income
      taxes                                      2.5%     (4.1)%       2.1%
                                             ---------- ----------  ----------
      Net income (loss)                          5.6%     (8.9)%       3.8%
                                             ========== ==========  ==========

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased by $42.3 million (9.9%) to $471.3 million in the year ended December 31, 1997 from $429.0 million in 1996. Net revenues for the year ended December 31, 1996 of $429.0 million increased by $22.3 million (5.5%) from $406.7 million in 1995. The increase during 1997 in net revenues was primarily the result of growth in unit sales of MCXpress products for Macintosh and NT platforms, storage systems, and digital audio products. The increase in net revenues from 1995 to 1996 was primarily the result of worldwide growth in unit sales of the Media Composer product line and of digital audio products. During 1997, the Company began shipments of new versions of MCXpress and Avid Xpress, AudioVision 4.0, Pro Tools 24, AvidNews and Mediashare F/C. To date, product returns of all products have been immaterial.

During 1997, the Company continued to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels were greater than 60% of net revenue for the year ended December 31, 1997, compared to greater than 40% of net revenue for 1996.

International sales (sales to customers outside North America) accounted for approximately 48.6% of the Company's 1997 net revenues compared to approximately 49.5% for 1996 and 46.7% for 1995. International sales increased by 4.9% in 1997 compared to 1996 and by 11.7% in 1996 compared to 1995. The increase in international sales in 1997 was attributable primarily to higher unit sales of the storage, MCXpress, and Pro Tools products in Europe. Revenue growth from 1996 to 1997 was impacted adversely due to the strengthening of the U.S. dollar against various currencies. The increase in international sales in 1996 was attributable primarily to higher unit sales of Media Composer and Pro Tools product lines in Europe.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin increased to 53.0% in 1997 compared to 44.3% in 1996 and 51.1% in 1995. The increase during 1997 was primarily due to lower material costs and manufacturing efficiencies, reduced discounts and other sales promotion programs, and a favorable product mix. The decrease in 1996 compared to 1995 largely reflects the effects of upgrading Media Composer systems for use on PCI-based computers and an increase in manufacturing overhead associated with higher facility, information system and customer support costs allocated to costs of revenues. In addition, the Company's decrease in gross margin in 1996 resulted from increased provisions for inventory obsolescence, the fourth quarter non-cash charge of $5.6 million related principally to spare parts which were no longer required to support the Company's business, and the recognition of approximately $6.2 million of revenue from the sale of certain server-based broadcast products at a relatively low gross margin. The Company currently expects gross margins during 1998 to be slightly above 1997 levels.

Research and Development

Research and development expenses increased by $4.1 million (5.9%) in the year ended December 31, 1997 compared to 1996 and increased by $15.6 million (28.9%) in the year ended December 31, 1996 compared to 1995. The increased expenditures in 1997 were primarily due to provisions resulting from the Company's profit sharing plan and additions to the Company's engineering staffs for the continued development of new and existing products. Offsetting these increases was the allocation in 1997 of product marketing costs to sales and marketing expenses rather than to research and development expenses, as that allocation more appropriately reflected the activities of that function. The increase from 1995 to 1996 was primarily due to the continued development of new and existing products. The 1995 expenses are net of $2.9 million of payments received during 1995 under certain development agreements with third parties. Research and development expenses decreased as a percentage of net revenues to 15.6% in 1997 from 16.2% in 1996 due to the allocation of product marketing costs to sales and marketing and the increase in net revenues, offset by increased expenditures due to continued development of new and existing products. The increase to 16.2% in 1996 from 13.2% in 1995 was due to significant resources required to develop and maintain various existing products. The Company capitalized software development costs, net of write-offs, of approximately $0.1 million, $1.5 million and $3.6 million in 1997, 1996 and 1995 respectively. This represents 0.1%, 2.1% and 6.2% of total research and development costs during 1997, 1996 and 1995 respectively. These costs are amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization, net of write-offs totaled approximately $0.9 million, $2.9 million and $1.2 million in 1997, 1996 and 1995, respectively. The capitalized software development costs are associated primarily with enhancements to Media Composer software and also development of software to be used in other products.

Marketing and Selling

Marketing and selling expenses decreased by $6.6 million (5.2%) in the year ended December 31, 1997 compared to 1996 and increased by $19.2 million (17.8%) in the year ended December 31, 1996 compared to 1995. The decrease in sales and marketing in 1997 was primarily due to the effect of the restructuring of the Company's sales and marketing operations during the first quarter of 1997. The Company has shifted its primary distribution emphasis from a direct sales force to indirect sales channels, which reduced certain costs including direct sales compensation and office overhead expenses in 1997. The reduction in these costs was partially offset by the allocation in 1997 of product marketing costs to sales and marketing rather than to research and development. The increase in sales and marketing in 1996 compared to 1995 was primarily due to expansion of the Company's field sales operations and the opening of field sales offices domestically and internationally during the latter part of 1995. Marketing and selling expenses decreased as a percentage of net revenues to 25.5% in 1997 from 29.6% in 1996, and from 26.5% in 1995. This decrease in 1997 was primarily due to the increase in net revenues in 1997 compared to 1996.

General and Administrative

General and administrative expenses increased $1.6 million (6.6%) in the year ended December 31, 1997 compared to 1996 and increased by $6.1 million (33.8%) in the year ended December 31, 1996 compared to 1995. This increase in general and administrative expenses for 1997 compared to 1996 was primarily due to provisions resulting from the Company's profit sharing plan. The increase in general and administrative expenses in 1996 compared to 1995 was primarily due to increased staffing and associated costs necessary to support the Company's growth as well as increased legal expenses associated with various litigation matters to which the Company is a party and certain severance and recruiting costs. General and administrative expenses as a percentage of net revenues were 5.5% in 1997 compared to 5.6% in 1996 and increased from 4.4% in 1995.

Nonrecurring Costs

During the first quarter of 1996, the Company recorded charges for nonrecurring costs consisting of $7.0 million for restructuring charges related to February 1996 staffing reductions of approximately 70 employees primarily in the U.S., the Company's concurrent decision to discontinue certain products and development projects and $13.2 million for product transition costs in connection with the transition from NuBus to PCI bus technology in certain of its product lines. Included in the $7.0 million for restructuring charges were approximately $5.0 million of cash payments and $2.0 million of non-cash charges. During the third quarter of 1996, the Company recorded charges for costs of $8.8 million, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. Approximately $7.2 million of the $8.8 million nonrecurring charge related to non-cash items associated with the write-off of assets. The Company has completed the related restructuring actions. In the first quarter of 1995, the Company acquired Digidesign, Inc., Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. In connection with these acquisitions, the Company recorded merger costs of approximately $5.5 million, of which $3.9 million represented direct transaction expenses and $1.6 million consisted of various restructuring charges.

Other Income and Expense, Net

Interest and other income, net consists of interest income, other income and interest expense. Interest and other income, net for 1997 which consisted primarily of interest income, increased $4.7 million from 1996 which, in turn, increased $2.0 million from 1995. For the years ended December 31, 1997 and December 31, 1996, interest and other income, net increased primarily due to higher cash and investment balances. In addition, 1996 other income increased from the 1995 amount due to the spin-out of certain technologies which resulted in equity income, a gain on sale of a product line, and royalties received during the year.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 31%, 32%, and 36%, respectively, for 1997, 1996 and 1995. The 1997 effective tax rate of 31.0% is different from the Federal statutory rate of 35.0% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit. The 1996 effective tax rate is different from the Federal statutory rate of 35.0% primarily due to the impact of the Company's foreign subsidiaries. The 1995 effective tax rate of 36% is greater than the Federal statutory rate primarily due to non-deductible merger costs. The 1995 provision included taxes of $8.7 million at an effective rate of 32% on $27.5 million of earnings before merger charges. The 1995 provision also included a tax benefit of $640,000 on merger costs of $5.5 million, of which $1.6 million were tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $187.0 million.

The Company's operating activities generated cash of $111.2 million in 1997 compared to generating cash of $40.9 million in 1996. Cash was generated during the twelve months ended December 31, 1997 primarily from net income, as well as increases in accrued expenses and income taxes payable and reductions in inventory. In 1997, the increase in accrued expenses was primarily due to provisions for profit sharing while the reduction in inventory resulted from improved stock turns.

The Company purchased $15.7 million of property and equipment and other assets during 1997, compared to $28.2 million in 1996. These purchases were primarily of hardware and software for the Company's information systems and equipment to support research and development activities.

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provided revolving credit. The original expiration date of June 30, 1996 has been extended to June 30, 1998. Under the terms of the agreement, as amended in June 1997, the Company may borrow up to $35,000,000. The Company must pay an annual commitment fee of .25% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain periods prior to 1997 been in default of certain financial covenants. On these occasions the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against the line and was not in default of any financial covenants as of December 31, 1997. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1998. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have and will be made in the open market or in privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997,  Statement of Financial  Accounting  Standards No. 130, "Reporting
Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and its adoption is not expected to have a material impact on the Company's financial results.

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

In 1995, the Company shipped server-based, all-digital broadcast newsroom systems to a limited number of beta sites. These systems incorporate a variety of the Company's products, as well as a significant amount of hardware purchased from third parties, including computers purchased from Silicon Graphics, Inc. ("SGI"). Because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company provided greater than normal discounts to these initial customers. In addition, because some of the technology and products in these systems were new and untested in live broadcast environments at the time that such systems were originally installed, the Company has incurred unexpected delays and greater than expected costs in completing and supporting these initial installations to customers' satisfaction. As of December 31, 1997, all revenues and costs related to the initial installations have been recognized. The Company has recognized approximately $7.7 million in revenues from these initial installations and approximately $10.1 million of related costs. The Company had provided a reserve for estimated costs in excess of anticipated revenues. In 1996 and 1997, the Company installed additional server-based, all-digital broadcast newsroom systems at other customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters more than 40% of the Company's revenues for the quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

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

The Company has expanded its product line to address the digital media production needs of the television broadcast news market and the emerging market for multimedia production tools, including the corporate user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies. The Company believes that further advances will occur in such enabling technologies, including microprocessors, computers, operating systems, networking technologies, bus architectures, storage devices, and digital media formats. The Company may be required, based on market demand or the decision of certain suppliers, to end the manufacturing of certain products based on earlier generations of technology, to upgrade existing products or develop other products that incorporate these further advances. In particular, the Company believes that it will be necessary to develop additional products which operate using Intel Architecture ("IA")-based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based products in anticipation of the release of IA-based or NT-based products, that the Company will be successful in developing additional IA-based, NT-based or other new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

The Company's products operate primarily only on Apple computers. Apple continues to suffer business and financial difficulties. In consideration of these difficulties, there can be no assurance that customers will not delay purchases of Apple-based products, or purchase competitors' products based on non-Apple computers, that Apple will continue to develop and manufacture products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company is also dependent on a number of other suppliers as sole source vendors of certain other key components of its products and systems. Products purchased by the Company from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from Lucent, AMI, Atmel, and LSI Logic; digital signal processing integrated circuit from Motorola; and a fibre channel adapter card from Adaptec. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations would be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the video and film editing and effects, digital news production, and professional audio markets. Many current and potential competitors of the Company have substantially greater financial, technical, distribution, support, and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. The Company attempts to reduce the impact of currency fluctuations on results through the use of forward exchange contracts that hedge foreign currency-denominated intercompany net receivables or payable balances. The Company has generally not hedged transactions with external parties, although it periodically re-evaluates its hedging practices.

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note K to Consolidated Financial Statements, and ITEM 3, "Legal
Proceedings." This litigation has also been described in previously filed reports on Form 10-Q and 10-K.

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades. In addition, the Company expects that any costs incurred to modify its internal systems will not be material. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                               AVID TECHNOLOGY, INC.

                            ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1997

                                      ITEM 8

           FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               AVID TECHNOLOGY, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants................................     24

Consolidated Statements of Operations for the years ended December
  31, 1997, 1996 and 1995........................................     25

Consolidated Balance Sheets as of December 31, 1997 and 1996.....     26

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995...............................     27

Consolidated Statements of Cash Flows for the years ended December
  31, 1997, 1996 and 1995........................................     28

Notes to Consolidated Financial Statements.......................     29

Consolidated Financial Statement Schedule for the years ended
  December 31, 1997, 1996 and 1995 included in Item 14(d):

Schedule II -...................Valuation and Qualifying Accounts    F-1

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

                         REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Avid Technology, Inc.:

We have audited the consolidated balance sheets of Avid Technology, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We also audited the financial statement schedule of Avid Technology, Inc. listed in Item 14(d) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                        /s/ Coopers & Lybrand L.L.P.

                                         COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 4, 1998

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                           For the Year Ended December 31,
                                          -----------------------------------
                                           1997          1996          1995
                                          -------       -------       -------
Net revenues                              $471,338      $429,009      $406,650
Cost of revenues                           221,553       238,808       198,841
                                           -------       -------       -------
   Gross profit                            249,785       190,201       207,809

Operating expenses:
   Research and development                 73,470        69,405        53,841
   Marketing and selling                   120,394       127,006       107,780
   General and administrative               25,808        24,203        18,085
   Nonrecurring costs                                     28,950         5,456
                                           -------       -------       -------
       Total operating expenses            219,672       249,564       185,162
                                           -------       -------       -------

Operating income (loss)                     30,113       (59,363)       22,647

Interest and other income                    8,291         3,786         2,216
Interest expense                              (166)         (370)         (836)
                                           --------      -------       -------
Income (loss) before income taxes           38,238       (55,947)       24,027

Provision for (benefit from) income taxes   11,854       (17,903)        8,588
                                           --------      -------       -------
Net income (loss)                          $26,384      $(38,044)      $15,439
                                           ========      =======       =======
Net income (loss) per common share -
  basic                                     $1.14        $(1.80)        $0.81
                                           ========      ========      =======
Net income (loss) per common share -
  diluted                                    $1.08        $(1.80)        $0.77
                                           ========      ========      =======

Weighted average common shares
outstanding - basic                         23,065        21,163        19,010
                                           ========      =======       =======
Weighted average common shares
outstanding - diluted                       24,325        21,163        20,165
                                           ========      =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                           December 31,
                                                 -----------------------------
                                                    1997              1996
                                                 ------------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                        $108,308          $75,795
   Marketable securities                              78,654           17,248
   Accounts receivable, net of allowances of
     $7,529 and $7,519 in 1997 and 1996,
     respectively                                     79,773           86,187
   Inventories                                         9,842           28,359
   Deferred tax assets                                17,160           15,852
   Prepaid expenses                                    4,645            6,310
   Other current assets                                2,700            1,947
                                                 ------------      -----------
       Total current assets                          301,082          231,698

   Marketable securities                                                  997
   Property and equipment, net                        38,917           49,246
   Long-term deferred tax assets                      14,820           15,538
   Other assets                                        1,986            3,500
                                                 ------------      -----------
       Total assets                                 $356,805         $300,979
                                                 ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $22,166          $25,332
   Current portion of long-term debt                     783            1,726
   Accrued compensation and benefits                  23,737            9,085
   Accrued expenses                                   30,249           21,844
   Income taxes payable                               11,210            3,258
   Deferred revenues                                  26,463           25,133
                                                 ------------      -----------
       Total current liabilities                     114,608           86,378
                                                 ------------      -----------

Long-term debt, less current portion                     403            1,186

Commitments and contingencies (Note K)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; no shares issued or
    outstanding                                             -               -
  Common stock, $.01 par value, 50,000,000
    shares authorized;24,156,938 and 21,338,369
    shares issued and 23,199,636 and
    21,338,369 shares outstanding at December
    31, 1997 and 1996, respectively                      242              213
  Additional paid-in capital                         252,307          212,474
  Retained earnings                                   27,286            1,451
  Treasury stock, at cost, 957,302
    and 0 shares at December 31, 1997
    and 1996, respectively                           (27,548)
  Deferred compensation                               (8,034)
  Cumulative translation adjustment                   (2,472)           (724)
   Net unrealized gains on marketable securities          13               1
                                                 ------------      -----------
    Total stockholders' equity                       241,794         213,415
                                                 ------------      -----------
    Total liabilities and stockholders' equity      $356,805        $300,979
                                                 ============      ===========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

                                                                                                              Net
                                                                                                           Unrealized
                                                                                                              Gains
                                                Additional                                     Cumulative  (Losses) on      Total
                                Common Stock     Paid-in    Retained   Treasury   Deferred    Translation  Marketable  Stockholders'
                              Shares     Amount  Capital    Earnings    Stock    Compensation  Adjustment  Securities      Equity
                              ------------------------------------------------------------------------------------------------------
Balances at December
  31, 1994                    16,545,344   $166   $107,585    $20,920                              $(578)      $(206)      $127,887
Exercise of stock options
  and related tax benefits       741,313      7     11,899                                                                   11,906
Sale of common stock under
  Employee Stock Purchase
  Plan                            50,744      1      1,203                                                                    1,204
Stock issued in connnection
  with acquisitions            1,522,744     14         85      3,136                                                         3,235
Sale of common stock in a
  public offering, net of
  issuance costs of $560       2,075,000     21     88,146                                                                   88,167
Translation adjustment                                                                              (122)                      (122)
Net unrealized gains on
  marketable securities                                                                                          250            250
Net income                                                     15,439                                                        15,439
                              ------------------------------------------------------------------------------------------------------
Balances at December
  31, 1995                    20,935,145    209    208,918     39,495                               (700)         44        247,966
Exercise of stock options        260,055      3      1,185                                                                    1,188
Sale of common stock under
  Employee Stock Purchase
  Plan                           143,169      1      2,371                                                                    2,372
Translation adjustment                                                                               (24)                       (24)
Net unrealized losses on
  marketable securities                                                                                          (43)           (43)
Net loss                                                      (38,044)                                                      (38,044)
                              ------------------------------------------------------------------------------------------------------
Balances at December
  31, 1996                    21,338,369    213    212,474      1,451                               (724)          1        213,415
Sale of common stock           1,552,632     16     14,712                                                                   14,728
Acquisition of 1,000,000
  shares of common stock                                                $(28,776)                                           (28,776)
Exercise of (758,298)stock
  options and related tax
  benefits                       715,600      8     14,006       (549)     1,228                                             14,693
Sale of common stock under
  Employee Stock Purchase
  Plan                           204,137      2      1,989                                                                    1,991
Restricted stock issuance        347,200      3      9,152                           $(9,152)                                     3
Restricted stock grants
  cancelled and compensation
  expense                         (1,000)              (26)                            1,118                                  1,092
Translation adjustment                                                                            (1,748)                    (1,748)
Net unrealized gains on
  marketable securities                                                                                           12             12
Net income                                                     26,384                                                        26,384
                              ------------------------------------------------------------------------------------------------------
Balances at December 31,
  1997                        24,156,938   $242   $252,307    $27,286   $(27,548)    $(8,034)    $(2,472)        $13       $241,794
                              ======================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                     For the Year Ended
                                                         December 31,
                                                  1997       1996       1995
                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $26,384   $(38,044)  $15,439
   Adjustments to reconcile  net income (loss)
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization               25,380     29,641    19,539
        Compensation from stock grants and
        options                                      2,119
        Provision for accounts receivable
        allowances                                   3,304      6,627     3,006
        Deferred income taxes                         (617)   (18,384)   (8,158)
        Tax benefit of stock option exercises        3,658                6,023
        Provision for product transition
          costs and nonrecurring inventory
          write-offs, non-cash portion                         18,750
        Provision for other nonrecurring
        costs, non-cash portion                                 7,048
        Loss (gain) on disposal of equipment           222      1,410       (80)
        Changes in operating assets and
          liabilities, net of acquisitions:
          Accounts receivable                       (2,215)    13,836   (51,877)
          Inventories                               22,514     14,479   (31,648)
          Prepaid expenses and other
            current assets                             663        147     1,271
          Accounts payable                          (2,940)    (3,819)   11,559
          Income taxes payable                       7,556     (3,206)    1,747
          Accrued expenses                          23,047      9,107     7,062
          Deferred revenues                          2,119      3,356     6,825
                                                 ---------   --------   --------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                   111,194     40,948   (19,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs              (107)    (2,295)   (3,570)
  Purchases of property, equipment and
    other assets, net                              (15,685)   (28,219)  (42,410)
  Purchases of marketable securities              (147,960)   (29,430)  (68,911)
  Proceeds from sales of marketable
    securities                                      87,564     58,786    50,152
  Proceeds from disposals of equipment               2,227      1,550       423
                                                 ---------   --------   --------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                   (73,961)       392   (64,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                        (1,726)    (2,000)   (2,148)
  Proceeds from issuance of common stock            26,729      3,560    95,353
  Purchase of common stock for treasury            (28,776)
                                                   --------   --------  --------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                    (3,773)     1,560    93,205

Effects of exchange rate changes on cash and
  cash equivalents                                    (947)        48        (5)
                                                   --------   --------  --------
Net increase in cash and cash equivalents           32,513     42,948     9,592
Cash and cash equivalents at beginning of year      75,795     32,847    23,255
                                                   --------    -------  --------
Cash and cash equivalents at end of year          $108,308    $75,795   $32,847
                                                   ========   ========  ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

   Acquisition of equipment under capital
     lease obligations                                           $186
   Acquisition of equipment under capital
     lease obligations                                                   $2,719
   Issuance of common stock in connection
     with acquisitions                                                      $99


The accompanying notes are an integral part of the consolidated financial statements.

                               AVID TECHNOLOGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or "the Company") develops, markets, sells, and supports a wide range of disk-based systems for creating and manipulating digital media content. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. Avid also develops and sells digital editing systems and newsroom computer systems for creating content in the digital production market and for delivering news content to air as well as digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate video departments. The Company's digital editing systems have accounted for the majority of the Company's revenues to date.

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

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

Marketable Securities

Marketable securities consist primarily of state and municipal bonds and commercial paper. Certain of these marketable securities with maturities in excess of one year are classified as long-term investments in marketable securities. The Company has classified its debt securities as "available for sale," and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to stockholders' equity.

Inventories

Inventories, principally purchased components, are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore utilization of existing inventory may differ from the Company's estimates.

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

Revenue Recognition

Revenue is recognized upon product shipment, provided that no significant vendor obligations remain outstanding and the resulting receivable is deemed collectible by management. In instances where product is shipped with the commitment to provide a future upgrade or extended installation services, the Company will defer the revenue related to the upgrade or installation services. In addition, the Company may offer rebates on certain products from time to time which are accounted for as offsets to revenues upon shipment. Maintenance revenue is recognized ratably over the term of the maintenance agreement. Service revenue, principally training, is recognized as the services are provided. Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for bad debts.

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

Computation of Net Income (Loss) Per Common Share

Net income per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the Diluted EPS calculation where the effect of their inclusion would be dilutive. Net loss per common share, both basic and dilutive, is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

Recent Accounting Pronouncements

In June 1997,  Statement of Financial  Accounting  Standards No. 130, "Reporting
Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and its adoption is not expected to have a material impact on the Company's financial results.

C.    MARKETABLE SECURITIES

Gross realized and unrealized gains and losses for the years ended December 31, 1997 and 1996 were immaterial.


             1997                                  Amortized         Fair
             ----                                     Cost           Value
                                                   ----------      ---------
Federal, State, and Municipal Obligations           $78,641        $78,654
                                                   ==========      =========

             1996
             ----

Federal, State, and Municipal Obligations           $11,465        $11,463
Commercial paper                                      6,779          6,782
                                                   ----------      ---------
                                                    $18,244        $18,245
                                                   ==========      =========

All marketable securities held at December 31, 1997 mature within 1 year.

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                                  December 31,
                                           ---------------------------
                                             1997             1996
                                           ----------       ----------
       Raw materials                          $5,488          $19,182
       Work in process                           674              870
       Finished goods                          3,680            8,307
                                           ----------       ----------
                                              $9,842          $28,359
                                           ==========       ==========

E.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized purchased and internally developed software costs, included in other assets at December 31, 1997 and 1996, consist of the following (in thousands):

                                                           DECEMBER 31,
                                                       1997            1996
                                                      ------          ------
     Capitalized software development costs           $6,424          $6,322
     Less accumulated amortization                     5,483           4,595
                                                      ------          ------
                                                        $941          $1,727
                                                      ======          ======

Computer software costs capitalized during 1997, 1996, and 1995 amounted to approximately $107,000, $2,295,000, and $3,570,000, respectively. Amortization of computer software costs during those periods was approximately $893,000, $3,185,000, and $1,220,000, respectively. During 1996 as part of the nonrecurring costs, described in Note N, capitalized software costs of $829,000 and accumulated amortization of $334,000 were written off.

F.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                       Depreciable           December 31,
                                          Life            1997          1996
                                       -----------       -------      -------
   Computer and video equipment        3 to 5 years      $75,042      $68,171
   Office equipment                    3 to 5 years        4,652        4,233
   Furniture and fixtures              3 to 5 years        6,820        6,915
   Leasehold improvements              3 to 10 years      13,105       12,962
                                                         -------      -------
                                                          99,619       92,281
  Less accumulated depreciation and
    amortization                                          60,702       43,035
                                                         -------      -------
                                                         $38,917      $49,246
                                                         =======      =======

As of December 31, 1997 and 1996, property and equipment included approximately $6,607,000 of equipment under capital leases.

G.    LONG TERM DEBT

Capital Leases

During November 1994 and January 1995, the Company entered into equipment financing arrangements with a bank for aggregate borrowings of up to $10,000,000, at various interest rates (ranging from 4.6% to 8.1%) determined at the borrowing date. This equipment financing arrangement expired in March 1996 and was not renewed. As of December 31, 1997 and 1996, $1,186,000 and $2,912,000, respectively was outstanding as capital leases under these arrangements. Borrowings are collateralized by certain assets of the Company.

As of December 31, 1997, future minimum lease payments under capital leases were as follows (in thousands):

                                           YEAR         AMOUNT
                                          ------       --------
                                           1998          $831
                                           1999           412
                                                       -------
      Total minimum lease payments                      1,243
      Less amounts representing interest                   57
                                                       -------
      Present  value  of  minimum  lease
        payments                                        1,186
      Less current  portion of long-term
        debt                                              783
                                                       -------
      Long-term   portion   of   capital
        lease obligations                                $403
                                                       =======

Total cash payments for interest in 1997, 1996, and 1995 were approximately $136,000, $311,000, and $741,000, respectively.

Line of Credit

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was amended on June 27, 1997 to expire on June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of December 31, 1997.

Three of the Company's European subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of Italian Lire 300,000,000, Irish Punt 150,000 and German Mark 800,000. No borrowings were outstanding under these facilities as of December 31, 1997.

H.    INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                              1997       1996        1995
                                              ---------  ---------   ---------
Income (loss) before income taxes:
  United States                               $22,017   $(61,242)    $5,582
  Foreign                                      16,221      5,295     18,445
                                             --------   --------   --------
  Total income (loss) before
    income taxes                              $38,238   $(55,947)   $24,027
                                             ========   ========   ========

Provisions for (benefit from) income taxes:
    Current tax expense:
      Federal                                  $2,353    $(3,235)    $7,433
      Foreign                                   4,667      3,189      5,487
      State                                        75        (16)     1,094
                                             --------   --------   --------
      Total current                             7,095        (62)    14,014

      Deferred tax benefit:
      Federal                                   4,937    (15,820)    (4,968)
      Foreign                                  (1,237)                  (32)
      State                                     1,059     (2,021)      (426)
                                             --------   --------   --------
      Total deferred                            4,759    (17,841)    (5,426)
                                             --------   --------   --------
      Total income tax  provision
       (benefit)                              $11,854   $(17,903)    $8,588
                                             ========   ========   ========


Net cash payments or (refunds) for income taxes in 1997, 1996, and 1995 were approximately $(1,104,103), $4,911,000, and $7,927,000 respectively. The net refund in 1997 was the result of the 1996 loss, which was carried back to 1993, 1994, and 1995 for federal tax purposes.

The cumulative amount of undistributed earnings of subsidiaries which is intended to be permanently reinvested and for which U.S. income taxes have not been provided totaled $34,806,000 at December 31, 1997.


Deferred tax assets are comprised of the following (in thousands):

                                                        December 31,
                                                 ---------------------------
                                                    1997           1996
                                                 ------------   ------------
   Allowances for accounts receivable              $1,583         $1,406
   Difference in accounting for:
     Revenue                                        3,922          2,440
     Costs and expenses                             9,372          6,764
     Inventories                                    2,738          4,650
     Purchased technology                              43            324
   Deferred intercompany profit                        23            589
   Tax credit and net  operating  loss
     carryforwards                                 14,820         15,538
   Other                                             (521)          (321)
                                                  --------       --------
   Net deferred tax assets                        $31,980        $31,390
                                                  ========       ========

For U.S. Federal Income Tax purposes at December 31, 1997, the Company has tax credit carryforwards of approximately $7,291,000 which will expire between 1998 and 2012 and a net operating loss carryforward of approximately $18,105,000 which will expire in 2011. Deferred tax assets reflect the net tax effects of the tax credits and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; accordingly, no valuation allowance has been recorded for net deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                1997       1996        1995
                                              ---------  ----------  ----------
             Statutory rate                     35%        (35%)        35%
             Nondeductible merger costs                                  6
             Tax credits                        (4)         (1)         (3)
             Foreign operations                 (3)          4          (2)
             State taxes, net of federal
             benefit                             2          (2)          2
             Municipal bond interest                                    (2)
             Foreign sales corporation          (1)                     (1)
             Other                               2           2           1
                                              --------   --------    --------
                                                31%        (32%)        36%
                                              ========   ========    ========

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. The favorable Irish tax rate resulted in tax benefits of approximately $900,000 in 1997 and $1,300,000 in 1995. The 1996 Irish tax benefit was immaterial to the results of operations. The 1997 basic and dilutive per share tax benefit was $0.04 and $0.04, respectively. The 1995 basic and dilutive per share tax benefit was $0.07 and $0.06, respectively.

I.    CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to one million shares of Preferred Stock, $.01 par value per share. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

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

Common Stock

During June and July 1997, the Company granted 347,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9,100,000 with respect to this restricted stock. This deferred compensation represents the excess of fair value of the restricted shares at the date of the award over the purchase price and is recorded as compensation expense ratably as the shares vest. As of December 31, 1997, approximately $1,092,000 was recorded as compensation expense.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have and will be made in the open market or in privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28,776,000, which completed the program announced in October.

Effective with the merger between Avid and Digidesign, as of January 1, 1995 all issued and outstanding shares of Digidesign Common Stock were converted into the right to receive Avid Common Stock at an exchange ratio of 0.79.

In September 1995, the Company issued 2,000,000 shares of its Common Stock through a public offering. The Company issued an additional 75,000 shares in October 1995 as the underwriters exercised a portion of their over-allotment option. Proceeds to the Company totaled approximately $88,167,000, net of expenses and underwriters' commissions associated with the offering.

J.    EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLANS

1991 Profit Sharing Plan

The Company has a profit sharing plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. No discretionary contributions had been made as of December 31, 1995. Effective January 1, 1996, the Company began contributing 33% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $988,000 and $946,000 in 1997 and 1996, respectively.

In addition, the Company has various retirement plans covering certain European employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions of approximately $489,000, $400,000 and $302,000 in 1997, 1996, and 1995, respectively.

1997 Profit Sharing Plan

In January 1997, the Board of Directors approved the 1997 Profit Sharing Plan (the "1997 Plan"). The 1997 Plan, effective January 1, 1997, covers substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The Plan provides that the Company contribute a varying percentage of salary (0% to 10%) based on the Company's achievement of targeted return on invested capital in 1997, as defined by the Plan.

1998 Profit Sharing Plan

In December 1997, the Board of Directors approved the 1998 Profit Sharing Plan (the "1998 Plan"). The 1998 Plan, effective January 1, 1998 covers substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The Plan provides that the Company contribute a varying percentage of salary based on the Company's achievement of targeted return on invested capital in 1998, as defined by the Plan.

1998 Variable Compensation Plan

In December 1997, the Board of Directors approved the 1998 Executive and Senior Management Variable Compensation Plan (the "1998 Variable Plan"). The 1998 Variable Plan, effective January 1, 1998, covers executive officers and senior management. The plan provides that the Company contribute a varying percentage of salary based on the Company's achievement of targeted return on invested capital in 1998, as defined by the Plan.

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

1991 Stock Option Plan

Digidesign had an employee stock option plan whereby an aggregate of 1,500,000 shares of common stock were reserved for issuance. Effective upon the acquisition by Avid, the stock option agreements were assigned to Avid and Avid registered the 670,884 shares, equivalent to the number of options outstanding, taking into effect the exchange ratio of 0.79 shares of Avid Common Stock for each share of Digidesign Common Stock. Under the plan, options may be granted to employees, directors, consultants, and advisors to the Company. Incentive stock options may be granted at prices not lower than fair market value, as established by the Board of Directors on the date of grant. Non-qualified stock options may be granted at not less than 85% of fair market value, as established by the Board of Directors on the date of grant. Avid has not granted any options under this plan. The options expire in a maximum of ten years and may be either incentive stock options or non-qualified stock options, determined at the discretion of the Board of Directors. Options are immediately exercisable, subject to a right of repurchase which generally lapses as to 25% of the subject shares on the first anniversary of the vesting commencement date, and as to an additional 2.083% for each succeeding full month of continuous employment.

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

1997 Stock Incentive Plan

The 1997 Stock Incentive Plan covers employees, consultants, and directors of the Company, and allows for the issuance of incentive and non-qualified stock options and restricted stock grants to purchase the Company's Common Stock. An aggregate of 1,000,000 shares of Common Stock are reserved for issuance under the plan including up to 500,000 shares of restricted stock which may be issued pursuant to the plan. The terms of the options granted under this plan are essentially the same as for those granted under the 1989 Plan. The options generally vest ratably over a four-year period.

1997 Stock Option Plan

In December 1997, the Board of Directors approved the 1997 Stock Option Plan. This plan, which covers employees and consultants, other than executive officers and directors, allows for the issuance of non-qualified options to purchase up to 1,000,000 shares of the Company's common stock. The terms of the options granted under this plan are essentially the same as for those granted under the 1989 Plan. The options generally vest over a four-year period.

Employee Stock Purchase Plan

On July 31, 1996, the 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan") expired and was replaced with the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan authorizes the issuance of a maximum of 200,000 shares of Common Stock in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. In December 1997, the Board of Directors approved an amendment to the Plan. The amendment, which is subject to shareholder approval, adds 500,000 shares of common stock to the number of shares authorized to be issued under the Plan.

As disclosed in Note I, the Company has  announced  programs to repurchase up to
2.5 million shares of common stock for use in its employee stock purchase plans.

Stock Based Compensation Plans

The Company has eight stock-based compensation plans, which are described above. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and earnings per share in the notes to the financial statements. The Company adopted SFAS No. 123 in 1996 and elected the disclosure-only alternative provisions. The Company has chosen to continue to account for stock-based compensation granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:



                                     1997                                  1996                                  1995
                     --------------------------------------------------------------------------------------------------------------
                      Net     Earnings      Earnings        Net      Earnings       Earnings       Net      Earnings    Earnings
                     Income   per share     per share      Income    per share      per share     Income    per share   per share
                     (Loss)     Basic       Dilutive       (Loss)      Basic        Dilutive      (Loss)      Basic     Dilutive
                     -----------------------------------   -----------------------------------   -----------------------------------
As
Reported             $26,384      $1.14      $1.08         $(38,044)    $(1.80)     $(1.80)       $15,439    $0.81      $0.77
                     =======      =====      =====         =========    ======      ======        =======    =====      =====
Pro
Forma                $18,855      $0.82      $0.76         $(46,400)    $(2.19)     $(2.19)       $10,889    $0.57      $0.52
                     =======      =====      =====         =========    ======      ======        =======    =====      =====

The fair value of each option granted during 1997, 1996, and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) zero-coupon U.S. government issues with interest rates of 6.47%, 6.05% and 6.26%, for 1997, 1996 and 1995 respectively, (2) expected option life from date of vesting of 17 months (3) expected stock volatility of 61.2% for 1997 and 58.31% for 1996 and 1995, and
(4) expected dividend yield of 0.0%.

The fair value of awards under the Employee Stock Purchase Plans periods during 1997, 1996, and 1995 is estimated on the date of the purchase using the Black-Scholes option-pricing model utilizing the following weighted average assumptions: (1) expected option life of 6 months, (2) expected volatility of 61.2% for 1997 and 58.31% for 1996 and 1995, and (3) expected dividend yield of 0.0%. The risk-free interest rate used in determining the fair value of the plans was determined to be the rate on a zero-coupon six month U.S. Government issue on the first day of the offering period for each of the six plan periods. These interest rates ranged from 4.97% to 6.21% for all years presented. The amount of compensation expense, net of income taxes related to the Employee Stock Purchase plans, included in the pro forma net income (loss) and earnings per share detailed in the table above, is approximately $499,000, $626,000, and $837,000 for 1997, 1996, and 1995, respectively.

The effects of applying SFAS No. 123 for the purposes of pro forma disclosures may not be indicative of the effects on reported net income (loss) and net income (loss) per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995.

Information with respect to options granted under all stock option plans is as follows:

                                           1997                       1996                         1995
                                   ---------------------     ------------------------     ----------------------
                                               Wtd Avg.                     Wtd Avg.                   Wtd Avg.
                                                Price                        Price                      Price
                                 Shares        Per Share      Shares        Per Share     Shares      Per Share
                                 -----------------------     ------------------------     ----------------------
Options outstanding at
beginning of year January 1,     3,547,356     $16.18         2,986,595       $21.59       2,956,569

Granted, at fair value           1,243,950     $14.77         2,273,398       $17.01       1,105,040     $33.60
Exercised                         (758,298)    $13.23          (260,055)       $4.56        (741,313)     $8.03
Cancelled                         (459,481)    $17.17        (1,452,582)      $30.55        (333,701)    $26.26
                                 ----------                   ----------                   ----------
Options outstanding at
end of year December 31,         3,573,527     $16.09         3,547,356       $16.18       2,986,595     $21.59
                                 ==========    ======         ==========      ======       ==========    ======

Options exercisable at
December 31,                     1,338,726     $16.04         1,237,924       $13.71         999,602     $12.76
                                 ==========    ======         ==========      ======       ==========    ======

Options available for future
grant at December 31,              674,296                      866,759                      821,801
                                 ==========                   ==========                   ==========
Weighted average fair value
of options granted during
the year                             $7.46                        $6.93                       $15.59
                                 ==========                   ==========                   ==========


The following table summarizes information about stock options outstanding at December 31, 1997:


                            Options Outstanding                                              Options Exercisable
   -----------------------------------------------------------------------           ----------------------------------
                                     Weighted-Average
                                       Remaining         Weighted-Average                              Weighted-Average
   Range of               Number      Contractual            Exercise                   Number             Exercise
Exercise Prices         Outstanding      Life                 Price                   Exercisable            Price
------------------      -----------   --------------      ----------------            -----------       ----------------
$ 0.0100 to $13.0000      1,220,057         7.82                $10.4889                354,883               $ 8.3389
$13.1875 to $15.3125        271,419         8.74                $14.2218                 77,918               $14.2806
$15.6250 to $16.5000        978,908         8.19                $16.4563                398,770               $16.4632
$16.6875 to $19.6250        504,340         7.66                $18.8271                278,099               $18.4287
$19.7500 to $46.7500        598,803         8.20                $25.4678                229,056               $24.9226
                          ---------                                                   ----------
$ 0.0100 to $46.7500      3,573,527         8.03                $16.0938              1,338,726               $16.0379
                          =========         ====                ========              ==========              ========


On February 12, 1996, the Board of Directors authorized that all options under the 1994 Stock Option Plan at an exercise price greater or equal to $28.48 would be eligible to be exchanged for options with an exercise price at the then fair market value of $16.50 per share and a first vest date of February 21, 1997. This cancellation and reissuance of stock options affected approximately 860,000 options.

K.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 1997 are as follows (in thousands):

                         1998                       $11,682
                         1999                        10,516
                         2000                         9,722
                         2001                         5,823
                         2002                         5,475
                         Thereafter                  33,472
                                                ------------
                         Total                      $76,690
                                                ============

The Company's two leases for corporate office space in Tewksbury, Massachusetts, and the lease for the Company's Burbank, California sales and support office, expiring June 2010 and January 2007, respectively, contain renewal options to extend the respective terms of each lease for an additional 60 months.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases was approximately $13,321,762, $11,425,000 and $6,818,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The total of future minimum rentals to be received under non-cancelable subleases related to the above leases is $2.1 million.

Purchase Commitments

As of December 31, 1997, the Company has entered into two short-term non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements aggregate approximately $5,958,000.

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

Accounts Sold with Recourse

The Company from time to time sells systems to unrelated financial institutions which lease such systems to end-user customers. In certain of these transactions, the Company accepts varying amounts of recourse from such unrelated third-party lessors. At December 31, 1997 and 1996, the third-party lessors' uncollected balance of lease receivables with recourse totaled approximately $57,977,000 and $22,565,000, respectively with approximately $15,428,000 and $7,964,000, respectively of associated recourse to Avid. Included in the Company's accrued expenses are provisions for estimated losses under such recourse agreements. To date, the Company has experienced no significant write-offs or returns under such recourse agreements.

Research and Development Contracts

During 1995, the Company entered into research and development contracts with third parties under which it received $4,300,000 to be used in the development of certain specified products. The Company granted to such third parties, among other things, discounted pricing on the products developed. Approximately $2,900,000 was recorded as a reduction of the related development costs during 1995. At December 31, 1995, $1,400,000 was included in accrued expenses due to the status of related product development and other terms of the underlying contracts. During 1996, that accrued amount was substantially utilized for related contract obligations.

Contingencies

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile) pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints include claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints seek unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the `33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under ss.12(2) of the `33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the `33 Act and `34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss the plaintiffs' remaining claims in the `33 Act case and the `34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the `33 Act suit, which the underwriters have opposed. The plaintiffs also sought leave to amend their `33 Act Complaint to add new claims concerning the all digital newsroom, which the Company opposed. In February 1998, the Company and the Plaintiffs entered into a Stipulation of Settlement in both suits and the judge issued an order granting preliminary approval to the settlement. A Final Settlement Approval hearing is scheduled for May 28, 1998. The Company believes the potential settlement will not have a material effect on the Company's consolidated financial position or results of operations. In the event the settlement is not finally approved, the Company believes that it and the other defendants have meritorious defenses to the remaining allegations made by the plaintiffs and intends to contest these lawsuits vigorously. Nonetheless, in the event the settlement is not approved, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. In such event, a reasonable estimate of the Company's potential loss for damages cannot be made at this time.

On March 11, 1996, the Company was named as defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs, and attorneys' fees. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have a material adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

The Company has entered into employment agreements with certain officers of the Company that provide for severance pay and benefits, including accelerated vesting of options. Under the terms of the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated. Such agreements are effective for two years and are automatically extended for successive one year periods after the second anniversary, unless 30 days advance written notice is given by either party. The Company has also entered into change in control employment agreements with certain officers of the Company. As defined in the agreements, a change in control includes, but is not limited to: a third person or entity becoming the beneficial owner of 30% or more of the Company's common stock, the shareholders approving any plan or proposal for the liquidation or dissolution of the Company, or within a twenty-four month period a majority of the members of the Company's Board of Directors ceasing to continue as members of the board unless their successors are each approved by at least two-thirds of the Company's directors. If at any time within two years of the change in control, the officer's employment is terminated by the Company for any reason other than cause or by the officer for good reason, as such terms are defined in the agreement, then the employee is entitled to receive certain severance payments plus an amount equal to compensation earned under the management incentive compensation plan during the previous two years as well as accelerated vesting of options.

L.    FINANCIAL INSTRUMENTS

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across different regions. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.

Forward Exchange Contracts

As of December 31, 1997 and 1996, the Company had approximately $22,138,000 and $24,738,000, respectively, of foreign exchange forward contracts outstanding, denominated in various European and Asian currencies, the Canadian dollar and the Australian dollar, as a hedge against its committed exposures. The following table summarizes the December 31, 1997 currencies and approximate U.S. dollar amounts involved; the Company is the seller with respect to each contract with the exception of the Irish pound contract (in thousands):


                                                             Approximate
                                   Local Currency            U.S. Dollar
                                       Amount                Equivalent
                                  ------------------      ------------------
            Australian Dollar          1,200                     $787
            Singapore Dollar           1,900                    1,132
            Canadian Dollar            2,600                    1,809
            German Mark               10,600                    5,953
            Italian Lire           4,500,000                    2,566
            Irish Pound                  900                    1,302
            French Franc              26,000                    4,361
            Japanese Yen             548,000                    4,228
                                                              --------
                                                              $22,138
                                                              ========

The forward exchange contracts generally have maturities of one month. Net gains (losses) of approximately $3,226,000, $968,000 and $(687,000) resulting from forward exchange contracts were included in results of operations in 1997, 1996 and 1995, respectively. The fair values of these forward exchange contracts as of December 31, 1997 and 1996 approximate the contract amounts.

M.    GEOGRAPHICAL INFORMATION

A summary of the Company's operations by geographical area for the years ended December 31, 1997, 1996 and 1995 follows (in thousands):


                                                      1997               1996           1995
                                                    ---------          --------       ---------
Net revenues:
North America                                      $328,547           $283,959        $283,474
Asia Pacific and Latin America                       39,165             36,424          23,365
Europe                                              165,785            153,311         131,014
Eliminations of transfers from North
America to other areas                              (62,159)           (44,685)        (31,203)
                                                   ---------          ---------       ---------
Total net revenues                                 $471,338           $429,009        $406,650
                                                   =========          =========       =========

Operating income (loss):
North America                                       $14,862           $(63,451)(1)     $11,111
Asia Pacific and Latin America                          278               (191)(1)       1,480
Europe                                               15,182              4,991 (1)      16,732
Eliminations                                           (209)              (712)         (6,676)(2)
                                                  ---------            ---------      ---------
Total operating income (loss)                       $30,113           $(59,363)        $22,647
                                                  =========            =========      =========
Identifiable assets:
North America                                      $126,286           $158,846        $196,143
Asia Pacific and Latin America                       12,242             15,965          20,408
Europe                                               48,958             49,385          61,412
Eliminations                                        (17,643)           (17,257)        (26,851)
                                                  ---------            ---------      ---------
Total identifiable assets                          $169,843           $206,939        $251,112
Corporate assets                                    186,962             94,040          80,492
                                                  ---------            ---------      ---------
Total assets at December 31,                       $356,805           $300,979        $331,604
                                                  =========            =========      =========

(1) Includes nonrecurring costs, as described in Note N, of $24,248,000, $632,000, and $4,070,000 recorded in North America, Asia Pacific, Latin America, and Europe, respectively, in 1996.

(2) Includes expenses of $5,456,000 related to merger costs.

Sales  outside  North  America  included  in  North  American   operations  were
approximately  $22,086,000,  $22,477,000 and $35,680,000 in 1997, 1996 and 1995,
respectively.

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

In September 1996, the Company recorded a nonrecurring charge of $8,800,000, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. This charge includes costs to write-off inventory, fixed assets, capitalized software and various other costs associated with the canceled product line. Approximately $7,200,000 of the charge relates to non-cash items associated with the write-off of assets. As of December 31, 1997, the Company had completed the related restructuring.

As described in Note O, in connection with the 1995 acquisitions, the Company incurred merger costs of approximately $5,456,000. Of this amount, approximately $3,900,000 represented a provision for direct transaction expenses, primarily professional fees, and $1,600,000 consisted of various restructuring charges.

O.    ACQUISITIONS

In March 1995, the Company acquired Parallax Software Limited and 3 Space Software Limited, developers of paint and compositing software, and Elastic Reality, Inc., a developer of special effects software. These transactions, which were accounted for as poolings of interest, were effected through the exchange of approximately 1.5 million shares of the Company's Common Stock for all of the issued and outstanding shares of these entities. The December 31, 1995, accompanying statement of stockholders' equity includes a retained earnings adjustment for December 31, 1994 for retained earnings of the companies as the Company's previous years' financial statements were not restated. The operations of Parallax Software Limited, 3 Space Software Limited and Elastic Reality, Inc. were not material to the Company's consolidated operations.

In January 1995, the Company completed a merger with Digidesign. The merger was accounted for as a pooling of interests and was effected through the exchange of approximately 6 million shares of the Company's Common Stock for all of the issued and outstanding shares of Digidesign based on a merger exchange ratio of
 .79 shares of Avid Common Stock for each share of Digidesign Common Stock. The historical consolidated financial statements for all years prior to the acquisition were restated in the consolidated financial statements to include the financial position, results of operations and cash flows of Digidesign.

P.    NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share," which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                            For the Years Ended December 31,
                                           ----------------------------------
(In thousands, except per share data)        1997         1996         1995
                                             ----         ----         ----
Basic EPS
Numerator:
Net income (loss)                            $26,384      $(38,044)    $15,439

Denominator:
Common shares outstanding                     23,065        21,163      19,010

Basic EPS                                      $1.14        $(1.80)      $0.81
                                             =======      ========     ========

Diluted EPS
Numerator:
Net income (loss)                            $26,384      $(38,044)    $15,439

Denominator:
Common shares outstanding                     23,065        21,163      19,010
Common stock equivalents                       1,260                     1,155
                                             -------      --------     --------
                                              24,325        21,163      20,165

Diluted EPS                                    $1.08        $(1.80)      $0.77
                                             =======      ========     ========

Options to purchase 319,541 and 403,280 shares of common stock outstanding during the years ended December 31, 1997 and 1995, respectively, were excluded from the year-to-date calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during those periods. Options to purchase 3,547,356 shares of common stock outstanding during the year ended December 31, 1996 were excluded from the year-to-date calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS No. 128.

Q.    QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                          Quarters Ended
                                   ------------------------------------------------------------------------------------------
                                                      1997                                          1996
                                   --------------------------------------------  --------------------------------------------
                                   Dec.        Sept.      Jun.        Mar.        Dec.         Sept.      Jun.        Mar.
                                    31          30         30          31          31           30         30          31
                                   --------------------------------------------  --------------------------------------------
Net revenues                       $123,735    $116,510   $122,884    $108,209    $113,211     $114,664   $109,095    $92,039
Cost of revenues                     54,062      51,606     59,700      56,185      66,266(1)    60,670     59,416     52,456
                                   --------------------------------------------  --------------------------------------------
Gross profit                         69,673      64,904     63,184      52,024      46,945       53,994     49,679     39,583
                                   --------------------------------------------  --------------------------------------------
Operating expenses:
Research & development               20,160      18,598     18,296      16,416      17,583       17,569     16,637     17,616
Marketing & selling                  31,301      30,109     30,687      28,297      32,182       31,303     33,088     30,433
General & administrative              6,977       6,734      6,294       5,803       5,857        6,767      6,081      5,498
Nonrecurring costs                                                                                8,800                20,150
                                   --------------------------------------------  --------------------------------------------
Total operating expenses             58,438      55,441     55,277      50,516      55,622       64,439     55,806     73,697
                                   --------------------------------------------  --------------------------------------------
Operating income (loss)              11,235       9,463      7,907       1,508      (8,677)     (10,445)    (6,127)   (34,114)
Other income, net                     2,244       2,596      2,045       1,240       1,596          523        710        587
                                   --------------------------------------------  --------------------------------------------
Income (loss) before
income taxes                         13,479      12,059      9,952       2,748      (7,081)      (9,922)    (5,417)   (33,527)
Provision for (benefit from)
income taxes                          4,178       3,231      3,483         962      (2,250)      (3,164)    (1,760)   (10,729)
                                   --------------------------------------------  --------------------------------------------
Net income (loss)                    $9,301      $8,828     $6,469      $1,786     $(4,831)     $(6,758)   $(3,657)  $(22,798)
                                   ============================================  =============================================
Net income (loss)
per share - basic                     $0.39       $0.37      $0.28       $0.08      $(0.23)      $(0.32)    $(0.17)    $(1.08)
                                   ============================================  =============================================
Net income (loss)
per share - diluted                   $0.37       $0.34      $0.27       $0.08      $(0.23)      $(0.32)    $(0.17)    $(1.08)
                                   ============================================  =============================================
Weighted average
common shares
outstanding - basic                  23,601      23,912     23,164      21,550      21,306       21,224     21,104     21,019
                                   ============================================  =============================================
Weighted average
common shares
outstanding - diluted                25,231      25,747     24,075      21,750      21,306       21,224     21,104     21,019
                                   ============================================  =============================================

High common stock price             $33.000     $38.000    $28.125     $14.000     $16.375      $20.625    $26.000    $23.125
Low common stock price              $23.000     $22.000    $12.375      $9.000     $10.125      $12.375    $17.875    $16.250

(1) Includes a non-cash charge of $5.6 million related principally to spare parts which are no longer required to support the Company's business.

Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS No. 128.

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

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 (the "1998 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1998 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  1998 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

The following  consolidated  financial  statements  are  included in Item 8:

 -    Report of Independent  Accountants
 - Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
 -    Consolidated  Balance  Sheets  as of  December  31,  1997  and  1996
 - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
 - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
 -    Notes to Consolidated Financial Statements

(a) 2.      FINANCIAL STATEMENT SCHEDULE

The  following  consolidated  financial  statement  schedule is included in Item
14(d):

         Schedule II   -    Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

a) 3.      LISTING OF EXHIBITS

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

3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996).

3.5     Certificate   of  Correction   to  the   Certificate   of   Designations
        (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996).

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

10.1 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

10.2 Lease dated August 30, 1995 between Syntex (U.S.A.) Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

10.3 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

10.4 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.5 Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of July 1, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 9, 1995, File No. 0-21174).

10.6 First Amendment dated September 30, 1995 to Amended and Restated Revolving Credit Agreement by and among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14 , 1995, File No. 0-21174).

10.7 Second Amendment dated as of February 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.8 Third Amendment dated as of May 8, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.9 Fourth Amendment dated as of June 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.10 Fifth Amendment dated as of July 1, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.11 Sixth Amendment dated as of June 27, 1997 to Amended and Restated Revolving Credit Agreement and Assignment (the "Sixth Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1997, File No. 0-21174).

*#10.12 Seventh Amendment dated as of October 1, 1997 to  Amended  and  Restated
        Revolving Credit Agreement (the "Seventh Amendment"), by and among AVID TECHNOLOGY,INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

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

#10.17 1993 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

#10.18 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 0-21174).

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

#10.22 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

#10.23 1995 Executive Variable Compensation Program (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

*#10.24 1998 Executive and Senior Management Variable Compensation Plan.

#10.25  1997 Stock Option Plan.

*#10.26 1996 Employee Stock Purchase Plan, as amended.

#10.27 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

*#10.28 1998 Profit Sharing Plan.

*#10.29 Employment Agreement between the Company and William J. Miller.

*#10.30 Change-in-Control Agreement between the Company and William J. Miller.

*#10.31 Employment Agreement between the Company and William L. Flaherty.

*#10.32 Change-in-Control Agreement between the Company and William L. Flaherty.

#10.33 Employment agreement between the Company and Clifford Jenks(incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

*21     Subsidiaries of the Registrant.

*23.1   Consent of Coopers & Lybrand L.L.P., Independent Accountants.

------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

(b)   REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 1997, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:   /s/ William J. Miller                  By:   /s/ William L. Flaherty
      ----------------------                       -----------------------
      William J. Miller                            William L. Flaherty
      Chairman of the Board,                       Senior Vice President of
      President and Chief                          Finance, Chief Financial
      Executive Officer                            Officer and Treasurer
      (Principal Executive Officer)                (Principal Financial Officer)

Date: March 26, 1998                         Date: March 26, 1998
      --------------------                         --------------------

By:   /s/ James T. Wandrey
      -----------------------
      James T. Wandrey
      Vice President and
      Corporate Controller
      (Principal Accounting Officer)

Date: March 26, 1998
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      NAME                           TITLE                           DATE

/s/Charles T. Brumback              Director                     March 16, 1998
----------------------                                           --------------
 Charles T. Brumback

/s/William E. Foster                Director                     March 16, 1998
----------------------                                           --------------
 William E. Foster

/s/Peter C. Gotcher                 Director                     March 16, 1998
----------------------                                           --------------
 Peter C. Gotcher

/s/Robert M. Halperin               Director                     March 16, 1998
----------------------                                           --------------
 Robert M. Halperin

/s/Nancy Hawthorne                  Director                     March 13, 1998
----------------------                                           --------------
 Nancy Hawthorne

/s/Roger J. Heinen, Jr.             Director                     March 16, 1998
----------------------                                           --------------
 Roger J. Heinen, Jr.

/s/William S. Kaiser                Director                     March 13, 1998
----------------------                                           --------------
 William S. Kaiser

/s/Lucille S. Salhany               Director                     March 16, 1998
----------------------                                           --------------
 Lucille S. Salhany

/s/William J. Warner                Director                     March 19, 1998
----------------------                                           --------------
 William J. Warner

                               AVID TECHNOLOGY, INC.

                            ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1997

                                    ITEM 14(d)

                           FINANCIAL STATEMENT SCHEDULE

                               AVID TECHNOLOGY, INC.

           SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1997, 1996 and 1995

                                                             Additions
                                                      ----------------------
                                          Balance      Charged      Charged                        Balance
                                            at           to            to                             at
                                         beginning    costs and      other                          end of
        Description                      of period    expenses      accounts      Deductions        period
-------------------------------          ----------   ----------    ---------     -----------      ---------
Allowance for doubtful accounts

     December 31, 1997                   $6,959,243   $2,032,489    $(413,862)     $(1,479,977)(a)   $7,097,893

     December 31, 1996                    6,011,617    5,599,130      792,927       (5,444,431)(a)    6,959,243

     December 31, 1995                    2,307,817    4,304,775      179,578         (780,553)(a)    6,011,617

Sales returns and allowances

     December 31, 1997                     $559,600                  $152,272(b)     $(281,162)(a)     $430,710

     December 31, 1996                      460,595                   283,478(b)      (184,473)(a)      559,600

     December 31, 1995                      846,936                    35,837(b)      (422,178)(a)      460,595

Inventory valuation allowance

     December 31, 1997                   $8,372,460   $5,136,384     $166,187      $(4,747,190)(a)   $8,927,840

     December 31, 1996                    9,780,463   22,925,413                   (24,333,416)(a)    8,372,460

     December 31, 1995                    5,462,514   10,089,567      972,371       (6,743,989)(a)    9,780,463


(a)  Amount represents write-offs net of recoveries.
(b)  Sales returns provisions are charged directly against revenue.


                                 INDEX TO EXHIBITS



EXHIBIT NO.               DESCRIPTION                                   PAGE

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

3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996).

3.5     Certificate   of  Correction   to  the   Certificate   of   Designations
        (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996).

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

10.1 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

10.2 Lease dated August 30, 1995 between Syntex (U.S.A.) Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

10.3 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

10.4 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.5 Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of July 1, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 9, 1995, File No. 0-21174).

10.6 First Amendment dated September 30, 1995 to Amended and Restated Revolving Credit Agreement by and among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995, File No. 0-21174).

10.7 Second Amendment dated as of February 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.8 Third Amendment dated as of May 8, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.9 Fourth Amendment dated as of June 28, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.10 Fifth Amendment dated as of July 1, 1996 to Amended and Restated Revolving Credit Agreement among Avid Technology, Inc., The First National Bank of Boston, as agent, NationsBank of Texas, N.A., BayBank and ABN AMRO Bank N.V. dated as of June 30, 1996 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996, File No. 0-21174).

10.11 Sixth Amendment dated as of June 27, 1997 to Amended and Restated Revolving Credit Agreement and Assignment (the "Sixth Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1997, File No. 0-21174).

*#10.12 Seventh  Amendment  dated as of October 1, 1997 to Amended and  Restated
        Revolving Credit Agreement (the "Seventh Amendment"), by and among AVID TECHNOLOGY,INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

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

#10.17 1993 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

#10.18 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 0-21174).

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

#10.22 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

#10.23 1995 Executive Variable Compensation Program (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

*#10.24 1998 Executive and Senior Management Variable Compensation Plan.

*#10.25 1997 Stock Option Plan.

#10.26  1996 Employee Stock Purchase Plan, as amended.

#10.27 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

*#10.28 1998 Profit Sharing Plan.

*#10.29 Employment Agreement between the Company and William J. Miller.

*#10.30 Change-in-Control Agreement between the Company and William J. Miller.

*#10.31 Employment Agreement between the Company and William L. Flaherty.

*#10.32 Change-in-Control Agreement between the Company and William L. Flaherty.

#10.33 Employment agreement between the Company and Clifford Jenks(incorporated by reference to the Registrant's quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

*21     Subsidiaries of the Registrant.

*23.1   Consent of Coopers & Lybrand L.L.P., Independent Accountants.

------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.