Form 10-Q
period 1998-03-31
AVID TECHNOLOGY INC
filed 1998-05-13
CIK 896841

AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                  May 13, 1998





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 11, 1998 was 23,337,640.


==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                  PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........1

   b) Condensed Consolidated Balance Sheets as of
      March 31, 1998 (unaudited) and December 31, 1997..............2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 1998 and 1997 ...........3

   d) Notes to Condensed Consolidated Financial Statements
      (unaudited)...................................................4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................8

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.........................14

Signatures..........................................................15

EXHIBIT INDEX.......................................................16

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                Three Months Ended March 31,
                                               --------------------------------
                                                  1998                1997
                                               ------------        ------------
                                               (unaudited)         (unaudited)
Net revenues                                      $108,742            $108,209
Cost of revenues                                    45,527              56,185
                                               ------------        ------------
  Gross profit                                      63,215              52,024
                                               ------------        ------------

Operating expenses:
  Research and development                          20,312              16,416
  Marketing and selling                             27,694              28,297
  General and administrative                         6,579               5,803
                                               ------------        ------------
    Total operating expenses                        54,585              50,516
                                               ------------        ------------

Operating income                                     8,630               1,508
Interest and other income, net                       2,536               1,240
                                               ------------        ------------
Income before income taxes                          11,166               2,748
Provision for income taxes                           3,461                 962
                                               ------------        ------------

Net income                                          $7,705              $1,786
                                               ============        ============

Net income per common share - basic                  $0.34               $0.08
                                               ============        ============

Net income per common share - diluted                $0.31               $0.08
                                               ============        ============

Weighted average common shares
outstanding - basic                                 22,908              21,550
                                               ============        ============

Weighted average common shares
outstanding - diluted                               24,587              21,750
                                               ============        ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   March 31,        December 31,
                                                     1998              1997
                                                 -------------     -------------
                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $97,160         $108,308
  Marketable securities                               101,406           78,654
  Accounts receivable, net of allowances of
  $7,228 and $7,529 in 1998 and 1997, respectively     67,523           79,773
  Inventories                                          10,906            9,842
  Deferred tax assets                                  16,919           17,160
  Prepaid expenses                                      5,804            4,645
  Other current assets                                  2,929            2,700
                                                 -------------     ------------
    Total current assets                              302,647          301,082

  Property and equipment, net                          37,230           38,917
  Long-term deferred tax assets                        14,820           14,820
  Other assets                                          2,854            1,986
                                                 -------------     ------------
    Total assets                                     $357,551          $356,805
                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $22,076          $22,166
  Current portion of long-term debt                       725              783
  Accrued compensation and benefits                    14,785           23,737
  Accrued expenses                                     29,558           30,249
  Income taxes payable                                 13,529           11,210
  Deferred revenues                                    26,312           26,463
                                                 -------------     ------------
    Total current liabilities                         106,985          114,608

Long-term debt, less current portion                      192              403

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                            240              242
  Additional paid-in capital                          252,838          252,307
  Retained earnings                                    30,797           27,286
  Treasury stock                                      (24,296)         (27,548)
  Deferred compensation                                (7,047)          (8,034)
  Cumulative translation adjustment                    (2,161)          (2,472)
  Net unrealized gains on marketable securities             3               13
                                                 -------------     ------------
    Total stockholders' equity                        250,374          241,794
                                                 -------------     ------------
    Total liabilities and stockholders' equity       $357,551         $356,805
                                                 =============     ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        1998           1997
                                                     (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $7,705         $1,786
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         6,122          6,427
    Compensation from stock grants and options            1,534
    Provision for doubtful accounts                          58            479
    Changes in deferred tax assets                          260           (155)
    (Gain)/loss on disposal of equipment                   (292)           504
    Changes in operating assets and liabilities:
      Accounts receivable                                11,888         14,500
      Inventories                                          (795)         5,985
      Prepaid expenses and other current assets          (1,409)          (744)
      Accounts payable                                      (99)           876
      Income taxes payable                                2,303          4,888
      Accrued expenses, compensation, and benefits       (9,086)         2,406
      Deferred revenues                                    (100)        (1,172)
                                                      ----------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            18,089         35,780

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                    (20)          (107)
  Purchases of property and equipment and other
    assets                                               (5,941)        (3,869)
  Proceeds from disposal of equipment                       629            316
  Purchases of marketable securities                    (54,924)        (8,983)
  Proceeds from sales of marketable securities           32,164          9,343
                                                     -----------     ----------
   NET CASH USED IN INVESTING ACTIVITIES                (28,092)        (3,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                               (269)          (521)
  Purchase of common stock for treasury                  (5,963)
  Proceeds from issuance of common stock                  5,006         15,806
                                                     -----------     ----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                               (1,226)        15,285

Effects of exchange rate changes on cash and cash
equivalents                                                  81           (579)
                                                     -----------     ----------
Net increase (decrease) in cash and cash equivalents    (11,148)        47,186
Cash and cash equivalents at beginning of period        108,308         75,795
                                                     -----------     ----------
Cash and cash equivalents at end of period              $97,160       $122,981
                                                     ===========    ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries ("the Company"). The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1997 on Form 10-K which included all information and footnotes necessary for such presentation.

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


2.    NET INCOME PER COMMON SHARE

The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share". The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of
Operations:

(In  thousands, except per share data)

                                        For the Three Months Ended March 31,
                                         ----------------------------------
                                             1998                 1997
                                         --------------       -------------
Basic EPS
   Numerator:
      Net income                                $7,705              $1,786
   Denominator:
      Common shares outstanding                 22,908              21,550

   Basic EPS                                     $0.34               $0.08
                                         ==============       =============
Diluted EPS
   Numerator:
      Net income                                $7,705              $1,786
   Denominator:
      Common shares outstanding                 22,908              21,550
      Common stock equivalents                   1,679                 200
                                         --------------       -------------
                                                24,587              21,750

   Diluted EPS                                   $0.31               $0.08
                                         ==============       =============

Options to purchase 71,747 and 3,432,900 shares of common stock outstanding at March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three month periods ended March 31, 1998 and 1997, respectively.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                March 31,        December 31,
                                   1998              1997
                               -------------     -------------
Raw materials                        $6,760            $5,488
Work in process                         781               674
Finished goods                        3,365             3,680
                               -------------     -------------
                                    $10,906            $9,842
                               =============     =============


4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                 March 31,       December 31,
                                                   1998              1997
                                               --------------    --------------
Computer and video equipment                         $77,425           $75,042
Office equipment                                       4,626             4,652
Furniture and fixtures                                 6,842             6,820
Leasehold improvements                                13,064            13,105
                                               --------------    --------------
                                                     101,957            99,619
Less accumulated depreciation and
amortization                                          64,727            60,702
                                               --------------    --------------
                                                     $37,230           $38,917
                                               ==============    ==============



5.    CONTINGENCIES

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method". Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile) pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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


6.    CAPITAL STOCK

On March 24, 1997, the Company issued 1,552,632 shares of its common stock to Intel Corporation in exchange for approximately $14,727,000 in cash. The Company used the net proceeds for working capital and other general corporate purposes.

During June and July 1997, the Company granted 347,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met including an additional 20% which will vest on May 1, 1998. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9,100,000 with respect to this restricted stock. This deferred compensation represents the excess of fair value of the restricted shares at the date of the award over the purchase price and is recorded as compensation expense ratably as the shares vest.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28,776,000, which completed the program announced in October. As of March 31, 1998, the Company had repurchased approximately
180,000 shares at a cost of $5,963,000, under the program announced during February.


7.    RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. Total comprehensive income, net of taxes, for the three months ended March 31, 1998 and 1997 was $7,913,000 and $1,113,000, respectively, which consists of net income, the net changes in foreign currency translation adjustment and the net unrealized losses on available-for-sale securities.

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended March 31, 1998.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results".

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


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased to $108.7 million in the quarter ended March 31, 1998 from $108.2 million in the same quarter of last year. Revenues reflected increased sales of MCXpress and Avid Xpress, storage peripherals, customer service, and digital audio products. These increased revenues were offset by a reduction in sales of Avid Cinema and Media Composer products. During 1997, the Company began shipments of new versions of MCXpress and Avid Xpress, AudioVision 4.0, Pro Tools 24, AvidNews, and MediaShare F/C. In February 1998, the Company began shipments of version 7.0 of Media Composer and Film Composer as well as version
2.0 of Avid Xpress. To date, product returns of all products have been immaterial.

The Company continues to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels were greater than 65% of net revenue for the three months ended March 31, 1998, compared to greater than 55% of net revenue for the same period in 1997.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 47.8% and 48.4% of the Company's first quarter 1998 and 1997 net revenues, respectively. International sales were essentially flat in the first quarter of 1998 compared to the same period in 1997. Revenue growth from 1997 to 1998 was impacted adversely by the strengthening of the U.S. dollar against various currencies.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin increased to 58.1% in the first quarter of 1998 compared to 48.1% in the same period of 1997. This increase was primarily due to lower material costs, continued improvements in manufacturing efficiencies, and improved service margins. The Company currently expects that 1998 gross margins will approximate results of the two most recent quarters.

Research and Development

Research and development expenses increased by $3.9 million (23.7%) in the first quarter of 1998 compared to the same period in 1997. The increase was primarily due to additions to the Company's engineering staffs for the continued development of new and existing products and higher compensation-related costs as compared to the first quarter of 1997. Research and development expenses increased as a percentage of net revenues to 18.7% in the first quarter of 1998 from 15.2% for the same period in 1997. This increase was primarily due to the increase in research and development expenses with relatively flat revenues. The Company capitalized immaterial amounts of software development costs during the first quarter of 1998 and 1997. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $69,000 and $429,000 in the first quarter of 1998 and 1997, respectively. The capitalized software development costs are associated primarily with enhancements to Media Composer and Pro Tools software, as well as the development of software to be used in other products.

Marketing and Selling

Marketing and selling expenses decreased by approximately $600,000 (2.1%) in the first quarter of 1998 compared to the same period in 1997 primarily due to the continued effect of the shift to an indirect sales model, resulting in savings in compensation, facilities and depreciation costs. These savings were partially offset by the cost of marketing programs. Marketing and selling expenses decreased as a percentage of net revenues to 25.5% in the first quarter of 1998 from 26.1% for the same period in 1997. This decrease was primarily due to the decrease in marketing and selling expenses with relatively flat revenues.

General and Administrative

General and administrative expenses increased by $776,000 (13.4%) in the first quarter of 1998 compared to the same period in 1997. This increase in general and administrative expenses was primarily due to higher compensation-related costs as compared to the first quarter of 1997. General and administrative expenses increased as a percentage of net revenues to 6.1% in the first quarter of 1998 from 5.4% for the same period in 1997 primarily due to the increase in general and administrative expenses with relatively flat revenues.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the first quarter in 1998 increased $1.3 million as compared to the same period in 1997. This increase in interest and other income, net was primarily due to higher investment balances.

Provision for Income Taxes

The Company's effective tax rate was 31% for the first quarter of 1998, compared to 35% for the same quarter in 1997. The 1998 effective tax rate of 31% is different from the Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $198.6 million.

The Company's operating activities generated cash of $18.1 million in the first quarter of 1998 compared to $35.8 million in the first quarter of 1997. Cash was generated during the first quarter of 1998 primarily from net income, as well as from collections of accounts receivable offset by a decrease in accrued expenses. In the first quarter of 1997, cash was generated primarily from collections of accounts receivable and reductions in inventory.

The Company purchased $5.9 million of property and equipment and other assets during the first quarter of 1998, compared to $3.9 million in the same period in 1997. These purchases included primarily hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement expires on June 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of March 31, 1998. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the end of 1998. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of approximately $28.8 million, which completed the program announced in October. As of March 31, 1998, the Company had repurchased approximately 180,000 shares at a cost of approximately $6.0 million, under the program announced during February.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. In addition, in 1997 and during the first quarter of 1998, the Company installed server-based, all-digital broadcast newsroom systems at certain customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

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

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters more than 45% of the Company's revenues for the quarter have been recorded in the third month of the quarter. Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

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

The Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the corporate user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

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

The Company is involved in various legal proceedings, including patent and securities litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 6 to Condensed Consolidated Financial Statements, and ITEM 3, "Legal Proceedings", of the Company's annual report or Form 10-K for the year ended December 31, 1997.

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



PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


 (a)  EXHIBITS

      27          Financial Data Schedule


(b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 1998, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Avid Technology, Inc.


      Date: May 13, 1998                By:/s/ William L. Flaherty
                                           ---------------------------
                                           William L. Flaherty
                                           Senior Vice President of
                                           Finance, Chief Financial Officer
                                           and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION

27                  Financial Data Schedule