Form 10-Q
period 1998-06-30
AVID TECHNOLOGY INC
filed 1998-08-12
CIK 896841

                              AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    August 12, 1998





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                Very truly yours,
                              Avid Technology, Inc.

                              /s/ Peter T. Johnson


                                Peter T. Johnson
                                Vice President and Chief Legal Officer

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of August 10, 1998 was 24,966,030.

==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                            PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 ..............................1

   b) Condensed Consolidated Balance Sheets as of
      June 30, 1998 (unaudited) and December 31, 1997...................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 1998 and 1997 ..................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)..4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................11


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................21

ITEM 4.    Submission of Matters to a Vote of Security Holders.........22

ITEM 5.    Other Events................................................23

ITEM 6.    Exhibits and Reports on Form 8-K............................24

Signatures.............................................................25

EXHIBIT  INDEX.........................................................26

PART I.          FINANCIAL INFORMATION
ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                  Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               ------------------------ ------------------------
                                  1998         1997        1998         1997
                               (unaudited)  (unaudited) (unaudited)  (unaudited)
Net revenues                     $112,852     $122,884    $221,594     $231,093
Cost of revenues                   44,537       59,700      90,064      115,886
                               -----------  ----------- -----------  -----------
  Gross profit                     68,315       63,184     131,530      115,207
                               -----------  ----------- -----------  -----------
Operating expenses:
  Research and development         20,616       18,296      40,928       34,712
  Marketing and selling            30,584       30,687      58,278       58,984
  General and administrative        6,450        6,294      13,029       12,096
                               -----------  ----------- -----------  -----------
    Total operating expenses       57,650       55,277     112,235      105,792
                               -----------  ----------- -----------  -----------

Operating income                   10,665        7,907      19,295        9,415
Interest and other income, net      2,713        2,045       5,249        3,285
                               -----------  ----------- -----------  -----------
Income before income taxes         13,378        9,952      24,544       12,700
Provision for income taxes          4,147        3,483       7,608        4,445
                               -----------  ----------- -----------  -----------

Net income                         $9,231       $6,469     $16,936       $8,255
                               ===========  =========== ===========  ===========

Net income per common share
- basic                             $0.40        $0.28       $0.74        $0.37
                               ===========  =========== ===========  ===========
Net income per common share
- diluted                           $0.37        $0.27       $0.69        $0.36
                               ===========  =========== ===========  ===========
Weighted average common
shares outstanding - basic         23,076       23,164      22,993       22,357
                               ===========  =========== ===========  ===========
Weighted average common
shares outstanding - diluted       24,833       24,075      24,687       22,913
                               ===========  =========== ===========  ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       June 30,    December 31,
                                                        1998         1997
                                                      ----------   ----------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $114,725     $108,308
  Marketable securities                                  95,144       78,654
  Accounts receivable, net of allowances of $7,664
  and $7,529 in 1998 and 1997, respectively              65,657       79,773
  Inventories                                             9,980        9,842
  Deferred tax assets                                    16,951       17,160
  Prepaid expenses                                        5,576        4,645
  Other current assets                                    3,759        2,700
                                                      ----------   ----------
    Total current assets                                311,792      301,082

  Property and equipment, net                            35,225       38,917
  Long-term deferred tax assets                          14,820       14,820
  Other assets                                            2,942        1,986
                                                      ----------   ----------
    Total assets                                       $364,779     $356,805
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $20,785      $22,166
  Current portion of long-term debt                         631          783
  Accrued compensation and benefits                      18,312       23,737
  Accrued expenses                                       28,186       30,249
  Income taxes payable                                   17,472       11,210
  Deferred revenues                                      21,293       26,463
                                                      ----------   ----------
    Total current liabilities                           106,679      114,608

Long-term debt, less current portion                         87          403

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                              240          242
  Additional paid-in capital                            252,386      252,307
  Retained earnings                                      36,758       27,286
  Treasury stock                                        (24,245)     (27,548)
  Deferred compensation                                  (4,939)      (8,034)
  Cumulative translation adjustment                      (2,207)      (2,472)
  Net unrealized gains on marketable securities              20           13
                                                      ----------   ----------
    Total stockholders' equity                          258,013      241,794
                                                      ----------   ----------
    Total liabilities and stockholders' equity         $364,779     $356,805
                                                      ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1998        1997
                                                         (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $16,936      $8,255
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           10,851      13,271
    Compensation from stock grants and options               3,099
    Provision for doubtful accounts                            567         564
    Changes in deferred tax assets                             223        (147)
    Tax benefit of stock option exercises                                  600
    (Gain)/loss on disposal of equipment                      (539)        461
    Changes in operating assets and liabilities:
      Accounts receivable                                   13,296         805
      Inventories                                              783       6,345
      Prepaid expenses and other current assets             (2,056)     (1,199)
      Accounts payable                                      (1,380)      2,651
      Income taxes payable                                   6,230       7,257
      Accrued expenses, compensation, and benefits          (7,543)     13,058
      Deferred revenues                                     (5,115)        673
                                                         ----------  ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES               35,352      52,594

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                       (20)       (107)
  Purchases of property and equipment and other assets      (9,097)     (7,817)
  Proceeds from disposal of equipment                        1,218         989
  Purchases of marketable securities                      (100,300)    (70,204)
  Proceeds from sales of marketable securities              83,817      20,705
                                                         ----------  ----------
    NET CASH USED IN INVESTING ACTIVITIES                  (24,382)    (56,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                  (468)     (1,052)
  Purchase of common stock for treasury                    (12,837)
  Proceeds from issuance of common stock                     8,775      19,116
                                                         ----------  ----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (4,530)     18,064

Effects of exchange rate changes on cash and cash
  equivalents                                                  (23)       (413)
                                                         ----------  ----------
Net increase in cash and cash equivalents                    6,417      13,811
Cash and cash equivalents at beginning of period           108,308      75,795
                                                         ----------  ----------
Cash and cash equivalents at end of period                $114,725     $89,606
                                                         ==========  ==========

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


2.    NET INCOME PER COMMON SHARE

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

(In thousands, except per share data)

                                         For the Three Months Ended June 30,
                                         -----------------------------------
                                            1998                   1997
                                         ------------          -------------
Basic EPS
   Numerator:
      Net income                              $9,231                 $6,469
   Denominator:
      Common shares outstanding               23,076                 23,164
   Basic EPS                                   $0.40                  $0.28
                                         ============          =============
Diluted EPS
   Numerator:
      Net income                              $9,231                 $6,469
   Denominator:
      Common shares outstanding               23,076                 23,164
      Common stock equivalents                 1,757                    911
                                         ------------          -------------
                                              24,833                 24,075
   Diluted EPS                                 $0.37                  $0.27
                                         ============          =============

Options to purchase 77,786 and 711,496 shares of common stock outstanding at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three-month periods ended June 30, 1998 and 1997, respectively.

(In thousands, except per share data)

                                          For the Six Months Ended June 30,
                                         -----------------------------------
                                            1998                   1997
                                         ------------          -------------
Basic EPS
     Numerator:
        Net income                           $16,936                 $8,255
     Denominator:
        Common shares outstanding             22,993                 22,357
     Basic EPS                                 $0.74                  $0.37
                                         ============          =============
  Diluted EPS
     Numerator:
        Net income                           $16,936                 $8,255
     Denominator:
        Common shares outstanding             22,993                 22,357
        Common stock equivalents               1,694                    556
                                         ------------          -------------
                                              24,687                 22,913
     Diluted EPS                               $0.69                  $0.36
                                         ============          =============

Options to purchase 73,391 and 2,427,177 shares of common stock outstanding at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the six-month periods ended June 30, 1998 and 1997, respectively.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                 June 30,        December 31,
                                   1998              1997
                               -------------     -------------
Raw materials                        $5,460            $5,488
Work in process                       1,480               674
Finished goods                        3,040             3,680
                               -------------     -------------
                                     $9,980            $9,842
                               =============     =============


4.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                   June 30,        December 31,
                                                     1998              1997
                                               --------------    --------------
Computer and video equipment                         $79,255           $75,042
Office equipment                                       4,591             4,652
Furniture and fixtures                                 6,775             6,820
Leasehold improvements                                13,150            13,105
                                               --------------    --------------
                                                     103,771            99,619
Less accumulated depreciation and
amortization                                          68,546            60,702
                                               --------------    --------------
                                                     $35,225           $38,917
                                               ==============    ==============


5.     LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks, which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of June 30, 1998.

6.    CONTINGENCIES

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

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "'34 Act suit") and one under the 1933 Securities Act (the "'33 Act suit"). Principal allegations contained in the two complaints included claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The '34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The '33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints sought unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the '34 Act suit and the '33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the '33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under section 12(2) of the '33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the '33 Act and '34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss the plaintiffs' remaining claims in the '33 Act case and the '34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the '33 Act suit, which the underwriters opposed. The plaintiffs also sought leave to amend their '33 Act Complaint to add new claims concerning the all digital newsroom, which the Company opposed. In February 1998, the Company and the plaintiffs entered into a Stipulation of Settlement in both suits and the judge issued an order granting preliminary approval of the settlement. On May 28, 1998, the Court issued a final order approving the Stipulation of Settlement between the Company and the plaintiffs in both suits. The period within which the Court's order could have been appealed has expired without an appeal being filed; accordingly, the '33 Act suit and '34 Act suit are officially settled. The amount of the settlement did not have a material effect on the Company's consolidated financial position or results of operations.

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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual matters or employee relations matters or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.


7.    CAPITAL STOCK

During June and July 1997, the Company granted 347,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. On May 1, 1998, an additional 20% of the restricted stock became vested due to the attainment of specific stock performance goals. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9,100,000 with respect to this restricted stock. This deferred compensation represents the excess of fair value of the restricted shares at the date of the award over the purchase price and is recorded as compensation expense ratably as the shares vest.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28,776,000, which completed the program announced in October 1997. As of June 30, 1998, the Company had repurchased approximately 348,000 shares of Avid common stock at a cost of $12,836,000 under the program announced during February 1998. Subsequent to June 30, 1998, the Company repurchased approximately 863,000 additional shares of Avid common stock, under the program, at a cost of $29,082,000. These additional purchases include the 500,000 shares repurchased from Intel Corporation as discussed below.

On March 24, 1997, the Company issued 1,552,632 shares of its common stock to Intel Corporation in exchange for approximately $14,727,000 in cash. The Company used the net proceeds for working capital and other general corporate purposes. On August 7, 1998, the Company repurchased, under the on-going stock repurchase program, 500,000 shares of Avid common stock from Intel Corporation at $33.00 per share, or $16,500,000.


8.    RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. Total comprehensive income, net of taxes, was $9,193,000 and $6,504,000 for the three-month period ended June 30, 1998 and 1997, respectively and $17,292,000 and $6,893,000 for the six-month period ended June 30, 1998 and 1997, respectively, which consists of net income, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the three- and six-month periods ended June 30, 1998.

9.     SUBSEQUENT EVENTS

On June 15, 1998, the Company entered into a Stock and Asset Purchase Agreement (the "Agreement") with Microsoft Corporation ("Microsoft") and its wholly owned Canadian subsidiary, Softimage Inc. ("Softimage"). On August 3, 1998, under the terms of the Agreement, the Company acquired from Microsoft the outstanding capital stock of Softimage as well as certain assets and rights relating to the Softimage business. The Company paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the ("Note") in the amount of $5.0 million, (ii) 2,344,490 shares of Common Stock and (iii) a ten-year warrant to purchase 1,155,235 shares of Common Stock at an exercise price of $47.65 per share. In addition, the Company issued options, with a nominal exercise price, to Softimage employees to purchase up to 1,911,846 shares of Common Stock ("Avid Options") to replace unvested Microsoft options that were forfeited in the transaction. The principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options. The transaction will be accounted for under the purchase method of accounting.

Based on an independent valuation of the consideration to be paid, the Company has estimated the purchase price for accounting purposes to be approximately $249 million. As a result of this valuation, the Company expects to record a pre-tax, non-recurring charge for the write-off of in-process technology of approximately $194 million in the third quarter of 1998. The Company also expects to record on its balance sheet intangible assets consisting of approximately $45 million of completed technology and $12 million of other acquisition related intangibles. The completed technology and other intangibles will be amortized into operating expenses over their estimated useful lives of two and three years. The Company also expects to record approximately $6 million in working capital and fixed assets, and $8 million as an offsetting deferred tax liability. The estimated amounts above are expected to be finalized during the third quarter of 1998.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid develops and provides digital film, video and audio editing and special effects software and hardware technologies to create media content for information and entertainment applications. Integrated with the Company's digital storage and networking solutions, Avid's products are used worldwide in film studios; video production and post-production facilities; network, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communications departments; and by consumers.


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of maintenance contracts. Net revenues decreased by $10.0 million (8.1%) to $112.9 million in the quarter ended June 30, 1998 from $122.9 million for the same quarter of last year. Net revenues for the six months ended June 30, 1998 of $221.6 million decreased by $9.5 million (4.1%) from $231.1 million for the six months ended June 30, 1997. The decline in revenues in both periods reflected decreased sales of system upgrades, Avid
Cinema, Media Composer products, and storage peripherals. These decreased revenues were offset by increased sales of MCXpress and Avid Xpress products, customer service, and digital audio products. During 1998, the Company began shipments of Media Composer 9000, version 7.0 of Media Composer and Film Composer, and version 2.0 of Avid Xpress, as well as version 1.1 and the Media Browse Module of AvidNews. Additionally, late in the second quarter of 1998, the Company began shipping version 5.0 of Avid Media Illusion. To date, product returns of all products have been immaterial.

The Company continues to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels were greater than 70% of net revenue for the three months ended June 30, 1998, compared to greater than 60% in the same period of last year.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 48.9% and 50.0% of the Company's second quarter 1998 and 1997 net revenues, respectively. International sales decreased by 10.3% in the second quarter of 1998 compared to the same period in 1997. International sales accounted for approximately 48.4% and 49.3% of the Company's net revenues for the first six months of 1998 and 1997, respectively. International sales decreased by 5.9% in the six-month period ended June 30, 1998 from the same period in 1997. International revenues reflected increased sales of MCXpress and Avid Xpress offset by reductions in sales of upgrades, Media Composer products, and storage peripherals. Additionally, revenue in the first half of 1998 was impacted adversely by the strengthening of the U.S. dollar against various currencies.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; shipping; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin increased to 60.5% in the second quarter of 1998 compared to 51.4% in the same period of 1997 and increased to 59.4% for the six-month period ended June 30, 1998 from 49.9% for the same period in 1997. These increases were primarily due to lower material costs, continued improvements in manufacturing efficiencies, and improved service margins. The Company currently expects that gross margins for the remainder of 1998 will approximate the results of the two most recent quarters.

Research and Development

Research and development expenses increased by $2.3 million (12.7%) in the second quarter of 1998 compared to the same period in 1997 and increased $6.2 million (17.9%) for the six-month period ended June 30, 1998 compared to the same period of 1997. These increased expenditures were primarily due to additions to the Company's engineering staffs for the continued development of new and existing products and higher compensation-related costs. Research and development expenses increased to 18.3% of net revenues in the second quarter of 1998 compared to 14.9% in the same quarter of 1997 and increased to 18.5% from 15.0% for the six-month periods ended June 30, 1998 and 1997, respectively. These increases were primarily due to the increases in research and development expenses noted above combined with decreases in revenues. The Company capitalized immaterial amounts of software development costs during the six months ended June 30, 1998 and 1997. These costs will be amortized into cost of revenues over the estimated life of the related products, generally 12 to 24 months. Amortization totaled approximately $58,000 and $126,000 during the three- and six-month periods ended June 30, 1998, respectively. For the three- and six-month periods ended June 30, 1997, amortization totaled approximately $227,000 and $656,000, respectively. The capitalized software development costs are associated primarily with enhancements to Media Composer and Pro Tools software, as well as the development of software to be used in other products.

Marketing and Selling

Marketing and selling expenses decreased by approximately $103,000 (0.3%) in the second quarter of 1998 compared to the same period in 1997 and decreased by $706,000 (1.2%) for the six-month period ended June 30, 1998 compared to the same period in 1997. These decreased expenditures in selling and marketing were primarily due to on-going savings in selling expenses as a result of the shift to an indirect sales model. These savings were offset by increased investment in marketing programs. Marketing and selling expenses increased to 27.1% as a percentage of net revenues in the second quarter of 1998 compared to 25.0% in the same quarter of 1997 and increased to 26.3% from 25.5% for the six-month periods ended June 30, 1998 and 1997, respectively. These increases were primarily due to relatively flat spending in the second quarter and decreased spending for the six-month period combined with decreases in revenues.

General and Administrative

General and administrative expenses increased by $156,000 (2.5%) in the second quarter of 1998 compared to the same period in 1997 and increased by $933,000 (7.7%) for the six-month period ended June 30, 1998 compared to the same period in 1997. These increased expenditures in general and administrative expenses were primarily due to higher compensation-related costs. General and administrative expenses increased to 5.7% as a percentage of net revenues in the second quarter of 1998 compared to 5.1% in the same quarter of 1997 and increased to 5.9% from 5.2% for the six month period ended June 30, 1998 and 1997, respectively. These increases were primarily due to relatively flat spending in the second quarter and increased spending for the six-month period combined with decreases in revenues.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the second quarter in 1998 increased $668,000 as compared to the same period in 1997. For the six-month period ended June 30, 1998 as compared to the same period in 1997, interest and other income, net increased $2.0 million. These increases were primarily due to higher investment balances.

Provision for Income Taxes

The Company's effective tax rate was 31% for the three and six months ended June 30, 1998, compared to 35% for the three- and six-months ended June 30, 1997. The 1998 effective tax rate of 31% is different from the Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $209.9 million.

The Company's operating activities generated cash of $35.4 million in the six months ended June 30, 1998 compared to $52.6 million in the six months ended June 30, 1997. Cash was generated during the six months ended June 30, 1998 primarily from net income, as well as from collections of accounts receivable and increases in income taxes payable offset by decreases in accrued expenses and deferred revenue. In the six months ended June 30, 1997, cash was generated primarily from net income, as well as increases in accrued expenses and income taxes payable and reductions in inventory.

The Company purchased $9.1 million of property and equipment and other assets during the six months ended June 30, 1998, compared to $7.8 million in the same period in 1997. These purchases included primarily hardware and software for the Company's information systems and equipment to support research and development activities.

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of June 30, 1998. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997 and February 5, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million and 1.5 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of approximately $28.8 million, which completed the program announced in October 1997. As of August 11, 1998, the Company had repurchased approximately 1,211,000 shares of Avid common stock at a cost of approximately $41.9 million, under the program announced during February 1998. These purchases under the program announced in February 1998, include the repurchase of 500,000 shares of Avid common stock from Intel Corporation. Intel originally purchased 1,552,632 shares of Avid common stock at $9.50 per share in March 1997. See Note 7 to Condensed Consolidated Financial Statements herein.

On June 15, 1998, the Company entered into a Stock and Asset Purchase Agreement (the "Agreement") with Microsoft Corporation ("Microsoft") and its wholly owned Canadian subsidiary, Softimage Inc. ("Softimage"). On August 3, 1998, under the terms of the Agreement, the Company acquired from Microsoft the outstanding capital stock of Softimage as well as certain assets and rights relating to the Softimage business. The Company paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5.0 million, (ii) 2,344,490 shares of Common Stock and (iii) a ten-year warrant to purchase 1,155,235 shares of Common Stock at an exercise price of $47.65 per share. In addition, the Company issued options, with a nominal exercise price, to Softimage employees to purchase up to 1,911,846 shares of Common Stock ("Avid Options") to replace unvested Microsoft options that were forfeited in the transaction. The principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options.


NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions were accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. In addition, in 1997 and during the first half of 1998, the Company installed server-based, all-digital broadcast newsroom systems at certain customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

     The Company has shifted an increasing proportion of its sales through indirect channels such as distributors and resellers. The majority of the Company's product sales to the broadcast industry, however, continues to be sold on a direct basis. The Company believes the overall shift to indirect channels has resulted in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices, including accompanying software and circuit boards, sold by the Company through its direct sales force to customers. Resellers and distributors typically purchase software and "kits" from the Company and other turnkey components from other vendor sources in order to produce complete systems for resale. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per unit sale or is unable to continue to reduce its costs associated with such sales, profits could be adversely affected.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters approximately half of the Company's revenues for the quarter have been recorded in the third month of the quarter.
Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, the Company's operating results may be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions of certain operating expenses, if incurred, in the face of lower than expected revenues could involve material one-time charges associated with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

The Company has significant deferred tax assets. The deferred tax assets reflect the net tax effects of tax credit and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

The Company has from time to time developed new products, or upgraded existing products that incorporate advances in enabling technologies. The Company believes that further advances will occur in such enabling technologies, including microprocessors, computers, operating systems, networking technologies, bus architectures, storage devices, and digital media formats. The Company may be required, based on market demand or the decision of certain suppliers, to end the manufacturing of certain products based on earlier generations of technology, to upgrade existing products or develop other products that incorporate these further advances. The Company is developing additional products which operate using Intel Architecture ("IA") -based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based products in anticipation of the release of IA-based or NT-based products, that the Company will be successful in developing additional IA-based, NT-based or other new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

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

The Company is also dependent on a number of other suppliers as sole source vendors of certain other key components of its products and systems. Products purchased by the Company from sole source vendors include computers from Apple and SGI; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from AMI, Atmel, and LSI Logic; digital signal processing integrated circuit from Motorola; and a fibre channel adapter card from Adaptec. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations could be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. The Company attempts to reduce the impact of currency fluctuations on results through the use of forward exchange contracts that hedge foreign currency-denominated intercompany net receivables or payable balances. The Company has generally not hedged transactions with external parties, although it periodically reevaluates its hedging practices.

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 6 to Condensed Consolidated Financial Statements, and Part II, Item I, "Legal Proceedings," herein.

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

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company has formed a task force and has begun to assess the potential impact to the Company that may result from the euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts. At this early stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

On June 15, 1998, the Company entered into a Stock and Asset Purchase Agreement (the "Agreement") with Microsoft Corporation ("Microsoft") and its wholly owned Canadian subsidiary, Softimage, Inc. ("Softimage"). On August 3, 1998, under the terms of the Agreement, the Company acquired from Microsoft the outstanding capital stock of Softimage as well as certain assets and rights relating to the Softimage business. See ITEM 5, "Other Events," of the Company's current report on Form 8-K filed on July 7, 1998, and Note 9 to Condensed Consolidated Financial Statements herein. The Company's business and results of operations could be materially adversely affected in the event the Company fails to successfully integrate the business and operations of Softimage.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

In December 1995, six purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts naming the Company and certain of its underwriters and officers and directors as defendants. On July 31, 1996, the six actions were consolidated into two lawsuits: one brought under the 1934 Securities Exchange Act (the "`34 Act suit") and one under the 1933 Securities Act (the "`33 Act suit"). Principal allegations contained in the two complaints included claims that the defendants violated federal securities laws and state common law by allegedly making false and misleading statements and by allegedly failing to disclose material information that was required to be disclosed, purportedly causing the value of the Company's stock to be artificially inflated. The `34 Act suit was brought on behalf of all persons who bought the Company's stock between July 26, 1995 and December 20, 1995. The `33 Act suit was brought on behalf of persons who bought the Company's stock pursuant to its September 21, 1995 public offering. Both complaints sought unspecified damages for the decline of the value of the Company's stock during the applicable period. A motion to dismiss both the `34 Act suit and the `33 Act suit was filed on October 18, 1996. After briefing and argument on the motions, the Court issued its decision on August 14, 1997. With respect to the `33 Act suit, the Court dismissed the claims against the underwriters, dismissed the claims brought against the Company under ss.12(2) of the `33 Act, and dismissed the plaintiffs' claims relating to the Company's all digital newsroom (in both the `33 Act and `34 Act cases) on the grounds that the plaintiffs had failed to allege a material misrepresentation or omission. Finding that it was required to draw all reasonable inferences in favor of the plaintiffs, the Court declined to dismiss the plaintiffs' remaining claims in the `33 Act case and the `34 Act claims relating to matters other than the all digital newsroom. On September 26, 1997, the plaintiffs filed a motion seeking to have the Court reconsider its dismissal of the underwriters from the `33 Act suit, which the underwriters opposed. The plaintiffs also sought leave to amend their `33 Act Complaint to add new claims concerning the all digital newsroom, which the Company opposed. In February 1998, the Company and the Plaintiffs entered into a Stipulation of Settlement in both suits and the judge issued an order granting preliminary approval of the settlement. On May 28, 1998, the Court issued a final order approving the Stipulation of Settlement between the Company and the Plaintiffs in both suits. The period within which the Court's order could have been appealed has expired without an appeal being filed; accordingly, the '33 Act suit and '34 Act suit are officially settled. The amount of the settlement did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 1998. At the meeting, Messrs. Peter C. Gotcher, Roger J. Heinen and William J. Warner were elected as Class II Directors. The vote with respect to each nominee is set forth below:


                              Total Vote For          Total Vote Withheld
                              Each Director           From Each Director
                              ----------------        --------------------
            Mr. Gotcher          19,375,960                288,569

            Mr. Heinen           19,272,031                392,498

            Mr. Warner           19,378,116                286,413

Additional Directors of the Company whose term of office continues after the meeting are Charles T. Brumback, William E. Foster, Robert M. Halperin, Nancy Hawthorne, William J. Miller and Lucille S. Salhany.

The stockholders also authorized the amendment of the Company's 1996 Employee Stock Purchase Plan to increase by 500,000 shares to 700,000 shares the number of shares authorized for issuance under this Plan, by a vote of 18,809,928 shares for, 771,743 shares against, 82,858 shares abstaining, with no broker non-votes.

The stockholders also authorized the amendment of the Company's 1997 Stock Incentive Plan to increase by 500,000 shares to 1,500,000 the number of shares authorized for issuance under the Plan, by a vote of 13,470,186 shares for, 6,036,048 shares against, 86,669 shares abstaining, with 71,626 broker non-votes.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors by a vote of 19,584,200 shares for, 6,631 shares against, and 73,698 shares abstaining.

ITEM 5.     OTHER INFORMATION

Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Meeting") must be submitted to the Secretary of the Company at its offices, Metropolitan Technology Park, One Park West, Tewksbury, Massachusetts 01876, no later than December 7, 1998.

In addition, the Company's Bylaws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy card as described above). To be timely, the notice must be received by the Company no later than March 7, 1999 or 60 days before the date of the 1999 Meeting, whichever is later. The Company has not yet set a date for the 1999 Meeting. However, if the 1999 Meeting is held on May 19, 1999 (the anniversary of the 1998 Annual Meeting of Stockholders), the deadline for delivery of the notice would be March 20, 1999.

On June 15, 1998, the Company entered into a Stock and Asset Purchase Agreement (the "Agreement") with Microsoft Corporation ("Microsoft") and its wholly owned Canadian subsidiary, Softimage Inc. ("Softimage"). On August 3, 1998, under the terms of the Agreement, the Company acquired from Microsoft the outstanding capital stock of Softimage as well as certain assets and rights relating to the Softimage business. The Company paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5.0 million, (ii) 2,344,490 shares of Common Stock and (iii) a ten-year warrant to purchase 1,155,235 shares of Common Stock at an exercise price of $47.65 per share. In addition, the Company issued options, with a nominal exercise price, to Softimage employees to purchase up to 1,911,846 shares of Common Stock ("Avid Options") to replace unvested Microsoft options that were forfeited in the transaction. The principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

     2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto. Exhibits not filed herewith will be provided to the Securities and Exchange Commission upon request by The Commission.

     10.1 Eighth Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

      27  Financial Data Schedule


(b) REPORTS ON FORM 8-K.

For the fiscal quarter ended June 30, 1998, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.


Date: August 12, 1998    By: /s/ William  L. Flaherty
                             ------------------------
                               William L. Flaherty
                               Senior Vice President of Finance,
                               Chief Financial Officer and Treasurer
                              (Principal Financial Officer)

                                  EXHIBIT INDEX

    Exhibit No.                       Description


     2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto. Exhibits not filed herewith will be provided to the Securities and Exchange Commission upon request by The Commission.


     10.1 Eighth Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

      27  Financial Data Schedule