Form 10-Q
period 1998-09-30
AVID TECHNOLOGY INC
filed 1998-11-13
CIK 896841

AVID TECHNOLOGY, INC.
                          Metropolitan Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    November 12, 1998





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  QUARTERLY REPORT ON FORM 10-Q

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                Very truly yours,


                                /s/Frederic G. Hammond


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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of November 9, 1998 was 24,499,653.





 ==============================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                          PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997 ..............................1

   b) Condensed Consolidated Balance Sheets as of September 30, 1998
      (unaudited) and December 31, 1997......................................2

   c) Condensed  Consolidated  Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 1998 and 1997 .................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited).......4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................13

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.................................26

Signatures..................................................................27

EXHIBIT INDEX...............................................................28

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                          Three Months Ended                 Nine Months Ended
                                            September 30,                      September 30,
                                       ------------------------         ------------------------
                                          1998         1997                1998         1997
                                       (unaudited)  (unaudited)         (unaudited)  (unaudited)
Net revenues                            $ 116,185      $ 116,510         $ 337,779     $ 347,602
Cost of revenues                           45,929         51,606           135,993       167,491
                                        ---------      ---------         ---------     ---------
  Gross profit                             70,256         64,904           201,786       180,111
                                        ---------      ---------         ---------     ---------

Operating expenses:
  Research and development                 22,757         18,598            63,685        53,310
  Marketing and selling                    30,967         30,109            89,245        89,094
  General and administrative                6,902          6,734            19,931        18,830
  Nonrecurring costs                      193,741                          193,741
  Amortization of acquired
    intangible assets                       4,350                            4,350
                                        ---------      ---------         ---------     ---------
    Total operating expenses              258,717         55,441           370,952       161,234


Operating income (loss)                  (188,461)         9,463          (169,166)       18,877
Interest and other income, net              2,016          2,596             7,266         5,882
                                        ---------      ---------         ---------     ---------
Income (loss) before income
  taxes                                  (186,445)        12,059          (161,900)       24,759
Provision for (benefit from)
  income taxes                            (42,105)         3,231           (34,497)        7,675
                                        ---------      ---------         ---------     ---------

Net income (loss)                       ($144,340)        $8,828         ($127,403)      $17,084
                                        =========      =========         =========     =========

Net income (loss) per common
  share - basic                            ($5.97)         $0.37            ($5.45)        $0.75
                                        =========      =========         =========     =========
Net income (loss) per common
  share - diluted                          ($5.97)         $0.34            ($5.45)        $0.72
                                        =========      =========         =========     =========
Weighted average common
  shares outstanding - basic               24,190         23,912            23,396        22,875
                                        =========      =========         =========     =========

Weighted average common shares
  outstanding - diluted                    24,190         25,747            23,396        23,857
                                        =========      =========         =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   September 30,    December 31,
                                                        1998           1997
                                                    ----------     ----------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $60,643        $108,308
  Marketable securities                                37,699          78,654
  Accounts receivable, net of allowances of $7,923
    and $7,529 in 1998 and 1997, respectively          73,760          79,773
  Inventories                                          12,059           9,842
  Deferred tax assets                                  16,975          17,160
  Prepaid expenses                                      6,823           4,645
  Other current assets                                  5,412           2,700
                                                    ----------      ----------
    Total current assets                              213,371         301,082

Property and equipment, net                            36,848          38,917
Long-term deferred tax assets                          50,764          14,820
Acquired intangible assets                             52,034
Other assets                                            2,878           1,986
                                                    ----------      ----------
    Total assets                                     $355,895        $356,805
                                                    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $17,586         $22,166
  Current portion of long-term debt                       562             783
  Accrued compensation and benefits                    23,293          23,737
  Accrued expenses                                     33,187          30,249
  Income taxes payable                                 15,758          11,210
  Deferred revenues                                    21,623          26,463
                                                    ----------      ----------
    Total current liabilities                         112,009         114,608

Long-term debt, less current portion                    7,622             403
Purchase consideration                                 64,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                            265            242
  Additional paid-in capital                          344,582        252,307
  Retained earnings (accumulated deficit)            (108,433)        27,286
  Treasury stock                                      (59,543)       (27,548)
  Deferred compensation                                (4,308)        (8,034)
  Cumulative translation adjustment                    (1,254)        (2,472)
  Net unrealized gains on marketable securities            72             13
                                                     ----------     ----------
    Total stockholders' equity                        171,381        241,794
                                                     ----------     ----------
    Total liabilities and stockholders' equity       $355,895       $356,805
                                                     ==========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                          1998        1997
                                                        (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     ($127,403)    $17,084
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Charge for acquired in-process research and
      development, net of tax benefit                     149,374
    Depreciation and amortization                          20,585      19,893
    Compensation from stock grants and options              3,531
    Provision for doubtful accounts                         1,407       1,464
    Changes in deferred tax assets                            224        (151)
    Tax benefit of stock option exercises                               2,394
    (Gain) loss on disposal of equipment                     (605)        218
    Changes in operating assets and liabilities,
      net of effects of acquisition:
      Accounts receivable                                  13,174          90
      Inventories                                          (1,922)     11,813
      Prepaid expenses and other current assets            (3,493)       (108)
      Accounts payable                                     (5,837)     (1,259)
      Income taxes payable                                  4,518       6,824
      Accrued expenses, compensation and benefits          (5,945)     18,962
      Deferred revenues                                    (6,491)        759

------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              41,117      77,983
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other assets    (12,462)    (12,033)
  Acquisition of business, net of cash
    acquired (Notes 3 and 4)                              (78,416)
  Capitalized software development costs                      (20)       (107)
  Proceeds from disposal of equipment                       1,306       1,554
  Purchases of marketable securities                     (128,759)   (102,193)
  Proceeds from sales of marketable securities            169,774      51,341

------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                 (48,577)    (61,438)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                 (521)     (1,593)
  Purchase of common stock for treasury                   (51,144)
  Proceeds from issuance of common stock                   10,859      25,821

------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                          (40,806)     24,228
------------------------------------------------------------------------------

Effects of exchange rate changes on cash and cash
  equivalents                                                 601        (864)
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      (47,665)     39,909
Cash and cash equivalents at beginning of period          108,308      75,795
------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $60,643    $115,704
------------------------------------------------------------------------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries ("Avid" or "the Company"). The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1997 on Form 10-K which included all information and footnotes necessary for such presentation.

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


2.    NET INCOME (LOSS) PER COMMON SHARE

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

(in thousands, except per share data)

                                            For the Three Months Ended
                                                   September 30,
                                         -----------------------------------
                                            1998                   1997
                                         ------------          -------------
Basic EPS
   Numerator:
     Net income (loss)                   ($144,340)                  $8,828
   Denominator:
     Weighted common shares outstanding     24,190                   23,912
   Basic EPS                                ($5.97)                   $0.37
                                         ============          =============
Diluted EPS
   Numerator:
     Net income (loss)                   ($144,340)                  $8,828
   Denominator:
     Weighted common shares outstanding     24,190                   23,912
     Weighted common stock equivalents          -                     1,835
                                         ------------          -------------
                                            24,190                   25,747
   Diluted EPS                              ($5.97)                   $0.34
                                         ============          =============

Options to purchase 2,285,526 weighted shares of common stock outstanding at September 30, 1998 were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive. Options to purchase 57,855 weighted shares of common stock outstanding at September 30, 1997, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three-month period ended September 30, 1997.

(in thousands, except per share data)

                                              For the Nine Months Ended
                                                   September 30,
                                         -----------------------------------
                                            1998                   1997
                                         ------------          -------------
Basic EPS
  Numerator:
    Net income (loss)                    ($127,403)             $17,084
  Denominator:
    Weighted common shares outstanding      23,396               22,875
  Basic EPS                                 ($5.45)               $0.75
                                        ============          ===========

Diluted EPS
  Numerator:
    Net income (loss)                    ($127,403)             $17,084
  Denominator:
    Weighted common shares outstanding      23,396               22,875
    Weighted common stock equivalents          -                    982
                                        ------------          -----------
                                            23,396               23,857
  Diluted EPS                               ($5.45)               $0.72
                                        ============          ===========

Options to purchase 1,912,090 weighted shares of common stock outstanding at September 30, 1998 were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive. Options to purchase 302,195 weighted shares of common stock outstanding at September 30, 1997, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the nine-month period ended September 30, 1997.


3.     ACQUISITION OF SOFTIMAGE

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage Inc. ("Softimage") and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5 million, due June 2003, (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid agreed to issue to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million ("Avid Options"). Avid also incurred fees of $4.0 million in connection with the transaction. Per terms of the agreements, shares of common stock issued to Microsoft and the underlying warrant may not be traded until August 3, 2001. Additionally, the principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options. The value of the Avid Options has been recorded on the balance sheet as Purchase Consideration. As the underlying options either become vested or are forfeited by employees, additional paid-in capital or the Note, respectively, will be increased and Purchase Consideration will be reduced.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

       Working capital, net                $2,448
       Property and equipment               3,505
       Completed technologies              44,772
       In-process research and
         development                      193,741
       Work force                           7,644
       Tradename                            4,172
       Deferred tax liability              (8,422)
                                       -----------
                                         $247,860
                                       ===========

The amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $193.7 million was charged to operations at the date of the acquisition, net of the related tax benefit of $44.4 million. The amounts allocated to completed technologies, work force, and tradename are being amortized on a straight-line basis over expected useful lives of two and three years. The values of completed technologies and in-process research and development were determined using a risk-adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The evaluation considered the inherent difficulties and uncertainties in completing the development projects and the risks related to the viability of and potential changes in future target markets.

In-process research and development projects identified at the acquisition date include next-generation three-dimensional modeling, animation and rendering software; new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing; and new editing technology architectures to support collaborative work groups. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to (i) completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set; (ii) the rewriting of software code of the compositing engine to accommodate significant new features, the rewriting of software code of the titling component, and the rebuilding of the framework architecture; and (iii) the design of a new architecture to support simultaneous and synchronized access to projects and media data. If these projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

No assets related to tax credits and carryforwards of Softimage were recorded at the acquisition date due to the uncertainty of their realization. If any benefit of these tax credits and carryforwards is realized in the future, the non-current assets recorded upon the acquisition will be reduced at that time by a corresponding amount, before any benefit is recognized in the statement of operations.

Accumulated amortization associated with acquired intangible assets totaled $4.4 million at September 30, 1998. During the quarter ended September 30, 1998, the Purchase Consideration recorded for the value of Avid Options was reduced by approximately $3.3 million, resulting from increases to the Note of approximately $2.5 million for forfeited options and by increases to additional paid-in capital of approximately $0.8 million for options which became vested.

The following table presents unaudited pro forma information as if Avid and Softimage had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Avid and Softimage been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation on amortization of acquired intangible assets and exclude the acquisition-related charge for the purchased in-process technology and related tax benefit.

                                                   Pro Forma Unaudited
                                        (in thousands, except per share amounts)
                                         For the Nine Months Ended September 30,
                                               1998                1997
                                         -----------------   ------------------
Net revenue                                  $360,784            $377,060
                                         ===============     ================

Net income (loss)                              $5,714             ($5,920)
                                         ===============     ================

Net income (loss) per common
  share - basic                                 $0.23              ($0.23)
                                         ===============     ================
Net income (loss) per common
  share - diluted                               $0.20              ($0.23)
                                         ===============     ================
Weighted average common shares
  outstanding - basic                          25,305              25,310
                                         ===============     ================
Weighted average common shares
  outstanding - diluted                        28,591              25,310
                                         ===============     ================


4.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage acquisition.
                                         Nine Months Ended
                                         September 30, 1998
                                         -------------------
Fair value of:
   Assets acquired                                 $262,709
   Liabilities assumed                              (18,850)
   Debt, common stock, stock options
       and warrant issued                          (164,859)
                                         -------------------

Cash paid                                            79,000
Less:  cash acquired                                   (584)
                                         -------------------
Net cash paid for acquisition                       $78,416
                                         ===================


5.    INVENTORIES

Inventories consist of the following (in thousands):

                                        September 30,     December 31,
                                            1998              1997
                                       --------------  ---------------
Raw materials                                 $7,488           $5,488
Work in process                                1,913              674
Finished goods                                 2,658            3,680
                                       --------------  ---------------
                                             $12,059           $9,842
                                       ==============  ===============



6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                               September 30,     December 31,
                                                   1998              1997
                                               --------------   ---------------
Computer and video equipment                         $84,463           $75,042
Office equipment                                       4,916             4,652
Furniture and fixtures                                 7,030             6,820
Leasehold improvements                                14,233            13,105
                                               --------------   ---------------
                                                     110,642            99,619
Less accumulated depreciation and
  amortization                                        73,794            60,702
                                               --------------   ---------------
                                                     $36,848           $38,917
                                               ==============   ===============


7.    LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks, which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999 and certain covenants were subsequently amended as of September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility during the nine-month period ended September 30, 1998.


8.     LONG-TERM DEBT

In connection with the acquisition of Softimage, Avid issued a $5 million subordinated note (the "Note"). The principal amount of the Note, including any adjustments due to Avid Options, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. The interest rate of the Note will increase to 12.5% during any period of default in payment of principal or interest. Through September 30, 1998, the Note has been increased by approximately $2.5 million for forfeited Avid Options.


9.    CONTINGENCIES

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc., a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile) pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, from time to time as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.


10.    CAPITAL STOCK

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

On October 23, 1997, February 5, 1998, and October 21, 1998 the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million, and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. As of September 30, 1998, the Company had repurchased a total of 1.5 million shares of Avid common stock at a cost of $51.1 million, which completed the program announced during February 1998. These purchases under the program announced in February 1998, include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased 1,552,632 shares of Avid common stock in March 1997. Subsequent to September 30, 1998 through November 9, 1998, the Company repurchased approximately 176,000 additional shares of Avid common stock, under the program announced in October 1998, at a cost of $4.1 million.


11.   RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. Total comprehensive income (loss), net of taxes, was ($143.6) million and $9.5 million for the three-month period ended September 30, 1998 and 1997, respectively and ($126.5) million and $17.9 million for the nine-month period ended September 30, 1998 and 1997, respectively, which consists of net income, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the three- and nine-month periods ended September 30, 1998.

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

In August 1998, the Company acquired the common stock of Softimage and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a leading developer of three-dimensional ("3D") animation, video production, two-dimensional ("2D") cel animation ( a cel used in cel animation consists of layers of two dimensional artwork which are changed on a frame by frame basis creating an illusion of motion) and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage have been included in the Company's financial statements as of the acquisition date. The Company's results of operations for the three and nine months ended September 30, 1998 include a pre-tax charge $193.7 million for the value of acquired in-process research and development and amortization of $4.4 million for acquired intangible assets as a result of the acquisition.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of disk-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues decreased by $325,000 (0.3%) to $116.2 million in the quarter ended September 30, 1998 from $116.5 million in the same quarter of last year. Net revenues for the nine months ended September 30, 1998 of $337.8 million decreased by $9.8 million (2.8%) from $347.6 million for the nine months ended September 30, 1997. Revenues for the three months ended September 30, 1998 compared to the same period in 1997 reflected decreased sales of Media Composer and storage products. These decreases in revenues were largely offset by incremental Softimage business and increased sales of digital audio products. The decrease in net revenues for the nine months ended September 30, 1998 compared to the same period in 1997 reflected decreased sales of system upgrades, Media Composer products, Avid Cinema, and Broadcast products. These decreased revenues were offset in part by increased sales of MCXpress and Avid Xpress products, customer service, and incremental Softimage business. During the third quarter of 1998, the Company began shipments of Pro Tools/24 MIX products, version 1.6 of MCXpress, and Avid Marquee. Additionally, late in the third quarter 1998, the Company began shipping the NewsCutter DV product. To date, returns of all products have been immaterial.

The Company continues to shift an increasing proportion of its sales through indirect channels such as distributors and resellers. Net revenues derived through indirect channels were greater than 70% of net revenue for the three months ended September 30, 1998, compared to greater than 60% in the same period of last year.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 48% and 46% of the Company's third quarter 1998 and 1997 net revenues, respectively. International sales increased by 5.6% in the third quarter of 1998 compared to the same period in 1997. International sales accounted for approximately 48% of the Company's net revenues for the first nine months of 1998 and 1997, respectively. International sales decreased by 2.2% in the nine-month period ended September 30, 1998 from the same period in 1997. International revenues reflected sluggishness in the Asia Pacific region offset by increases in Europe. Additionally, revenue for the nine months was impacted adversely by the strengthening of the U.S. dollar against various currencies.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of aftermarket hardware products. Gross margin increased to 60.5% in the third quarter of 1998 compared to 55.7% in the third quarter of 1997 and increased to 59.7% for the nine-month period ended September 30, 1998 from 51.8% for the same period in 1997. The increase during 1998 was primarily due to lower material costs, continued improvements in manufacturing efficiencies, and improved service margins. The Company currently expects that gross margins for the remainder of 1998 will approximate the results of the three most recent quarters.

Research and Development

Research and development expenses increased by $4.2 million (22.4%) in the third quarter of 1998 compared to the same period in 1997 and increased $10.4 million (19.5%) for the nine-month period ended September 30, 1998 compared to the same period of 1997. These increased expenditures were primarily due to two months of incremental Softimage costs as well as additions to the Company's engineering staffs for the continued development of new and existing products. Research and development expenses were 19.6% as a percentage of net revenues in the third quarter of 1998 compared to 16.0% in the same quarter of 1997 and were 18.9% compared to 15.3% for the nine-month periods ended September 30, 1998 and 1997, respectively. These increases were primarily due to the increases in research and development expenses noted above combined with lower revenues.

Marketing and Selling

Marketing and selling expenses increased by $858,000 (2.8%) in the third quarter of 1998 compared to the same period in 1997 and increased by $151,000 (0.2%) for the nine-month period ended September 30, 1998 compared to the same period in 1997. These increased expenditures in selling and marketing were primarily due to two months of incremental Softimage costs as well as an increase in marketing programs offset by ongoing savings in selling expenses as a result of the shift to an indirect sales model. Marketing and selling expenses were 26.7% as a percentage of net revenues in the third quarter of 1998 compared to 25.8% in the same quarter of 1997 and were 26.4% compared to 25.6% for the nine-month periods ended September 30, 1998 and 1997, respectively. These increases largely reflect the higher selling and marketing expenditures noted above combined with lower revenues.

General and Administrative

General and administrative expenses for the third quarter of 1998 increased by $168,000 (2.5%) from the third quarter of 1997 and increased $1.1 million (5.8%) for the nine-month period ended September 30, 1998, compared to the nine-month period ended September 30, 1997. The increase in general and administrative expenses for the three-month period ended September 30, 1998 compared to 1997 was primarily due to two months of incremental Softimage costs. The increase in general and administrative expenses for the nine-month period ended September 30, 1998 compared to 1997 was primarily due to two months of incremental Softimage costs. General and administrative expenses were 5.9% as a percentage of net revenues in the third quarter of 1998 compared to 5.8% in the third quarter of 1997 and were 5.9% for the nine-month period ended September 30, 1998 compared to 5.4% for the same period in 1997 primarily due to the incremental Softimage costs as well as lower revenues.

Nonrecurring Costs and Amortization of Acquired Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $193.7 million to in-process research and development and $56.6 million to intangible assets consisting of completed technologies, work force and tradename. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, its value of $193.7 million was expensed as of the acquisition date and is reflected as a nonrecurring charge to operations for the three and nine months ended September 30, 1998. Results for the three and nine months ended September 30, 1998 also reflect amortization of $4.4 million associated with the acquired intangible assets and a tax benefit of $44.4 million related to the charge for in-process research and development (see
Note 3 to the Condensed Consolidated Financial Statements). Excluding the one-time charge, net of the related tax benefit, and the amortization associated with the acquisition, the Company would have reported net income of $8.0 million or $0.30 per diluted share and $25.0 million or $0.99 per diluted share for the three and nine months ended September 30, 1998, respectively. Excluding only the one-time charge associated with acquired in-process research and development, net of the related tax benefit, the Company would have reported net income of $5.0 million or $0.19 per diluted share and $22.0 million or $0.87 per diluted share for the three and nine months ended September 30, 1998, respectively.

The amounts allocated to acquired tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The values of completed technologies and in-process research and development were determined using a risk-adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The evaluation considered the inherent difficulties and uncertainties in completing the development projects and the risks related to the viability of and potential changes in future target markets.

In-process research and development projects identified at the acquisition date include next-generation three-dimensional modeling, animation and rendering software; new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing; and new editing technology architectures to support collaborative work groups. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to (i) completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set; (ii) the rewriting of software code of the compositing engine to accommodate significant new features, the rewriting of software code of the titling component, and the rebuilding of the framework architecture; and (iii) the design of a new architecture to support simultaneous and synchronized access to projects and media data. If these projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The estimated costs to be incurred to complete the development of the in-process research and development projects total approximately $23 million through the first half of 2000. The Company expects to begin to benefit from the purchased in-process research and development from the first half of 1999 through the first half of 2000.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the third quarter in 1998 decreased $580,000 as compared to the same period in 1997. For the nine-month period ended September 30, 1998 as compared to the same period in 1997, interest and other income, net increased $1.4 million. The decrease in interest and other income for the three-month period ended September 30, 1998 compared to 1997 was primarily due to a decrease in investment balances. The increase in interest and other income for the nine-month period ended September 30, 1998 compared to 1997 was primarily due to higher investment balances.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 22.6% and 21.3% for the three and nine months ended September 30, 1998 compared to 26.8% for the three months ended September 30, 1997 and 31% for the nine months ended September 30, 1997. The tax rate for the three and nine months ended September 30, 1998 includes a benefit of $44.4 million related to the pre-tax charge of $193.7 for the charge for in-process technology associated with the Company's acquisition of Softimage. A portion of the charge is not deductible for U.S. Federal tax purposes. Excluding the charge and related tax benefit, the Company's effective tax rate would have been 31% for the three and nine months ended September 30, 1998. The pro forma 1998 and actual 1997 effective tax rate of 31% is different from the Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S Federal Research Tax Credit. The effective tax rate of 26.8% for the three months ended September 30, 1997 reduced the year to date effective tax rate from 35% to 31% in the third quarter of 1997. This reduction was primarily due to the tax law change which extended the U.S. Federal Research Tax Credit for the full year as well as the relative levels of profit within the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate.



LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of September 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $98.3 million.

The Company's operating activities generated cash of $41.1 million in the nine months ended September 30, 1998 compared to $78.0 million in the nine months ended September 30, 1997. Cash was generated during the nine months ended September 30, 1998 primarily from net income after adjustment for the charge for in-process research and development in connection with the acquisition of Softimage as well as from collections of accounts receivable and increases in income taxes payable offset by decreases in accounts payable, accrued expenses and deferred revenue. In the nine months ended September 30, 1997, cash was generated primarily from net income as well as from increases in accrued expenses and income taxes payable and reductions in inventory.

The Company purchased $12.5 million of property and equipment and other assets during the nine months ended September 30, 1998, compared to $12.0 million in the same period in 1997. These purchases included primarily hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized $78.4 million, net of cash acquired, in the acquisition of Softimage.

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999 and certain covenants were subsequently amended on September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of September 30, 1998. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures and investments in product development, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998, and October 21, 1998 the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million shares, and 2.0 million, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of approximately $28.8 million, which completed the program announced in October 1997. As of September 30, 1998, the Company had repurchased a total of 1.5 million shares at a cost of approximately $51.1 million, which completed the program announced in February 1998. These purchases under the program announced in February 1998 include the repurchase of 500,000 shares of Avid common stock from Intel Corporation. Intel originally purchased 1,552,632 shares of Avid common stock in March 1997. See Note 10 to Condensed Consolidated Financial Statements herein. As of November 9, 1998, the Company had repurchased approximately 176,000 shares of Avid common stock at a cost of approximately $4.1 million under the program announced during October 1998.

Other planned uses of cash include the efforts to develop the purchased in-process research and development related to the Softimage acquisition into commercially viable products. The estimated costs to be incurred to complete the development of in-process research and development projects total approximately $23 million through the first half of the year 2000. Additionally, the note issued to Microsoft Corporation in connection with the acquisition is due and payable in June, 2003.

YEAR 2000 ISSUE

The Company, like many other companies, is taking steps to confirm and address its readiness for any problems that may arise due to the "Year 2000 Issue." In broad terms, the "Year 2000 Issue" refers to the possibility that a given computer system, software product or other equipment utilizing microprocessors may not correctly process dates beyond December 31, 1999 because such systems are coded to accept only two digit entries in the date code field, and therefore might read a date using "00" as the year 1900 rather than the year 2000. As a result, a given system may fail to work at all or may give erroneous information or miscalculations potentially causing a disruption in operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, send invoices, or engage in similar normal business transactions.

The Company has commenced a phased program to identify, assess, test, remediate, and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 Issue ("the Y2K Program"), to be substantially completed by June 30, 1999. The Company has also established a Year 2000 Program Management Office to manage the Y2K Program. All Company groups are represented and involved in the Y2K Program efforts. The Company has also engaged a third-party consultant to assist with the Company's Y2K Program. The goal of the Y2K Program is to determine that the particular product or asset is "Year 2000 Ready"; that is, when used in its designated manner of use, prior to, during or after the calendar year 2000, the product or asset will operate correctly, including leap year and date sensitive calculations.

The Y2K Program has identified three potential areas of impact for review: (1) the software and systems used in the Company's internal business processes; (2) the Company's software and hardware products offered to customers; and (3) third party vendors, manufacturers and suppliers.

The Company, utilizing a third-party consultant, is conducting its inventory and assessment of internal applications and computer hardware. Some software applications have been determined to be Year 2000 ready, and work is already underway to address other applications which have not yet been determined to be Year 2000 Ready based on their importance to the business and the estimated time required to make them Year 2000 Ready. Currently, the Company is on target for completing its inventory and assessment phase by December 31, 1998. All internal software and hardware testing and any necessary remediation is expected to be completed no later than June 30, 1999.

With regard to products sold by the Company, the Company's Year 2000 Program efforts include assessment and testing of designated products currently or recently sold by the Company for Year 2000 issues. Generally, for any such products identified as being subject to the Year 2000 Issue, the Company plans to take an appropriate action suited to the particular product, such as preparing updates, recommending migration paths, providing patches, ceasing to sell the product, or a combination of actions.

While the Company's goal is to ensure that the designated products currently or recently sold are Year 2000 Ready, the actual performance of such Company products will also require that systems used by the end user in conjunction with the Company products be Year 2000 Ready and accurately exchange information with such Company products.

The Company has initiated communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide certification regarding the Year 2000 Readiness status of their products. The Company will continue to seek certification from non-responsive suppliers and will continue to evaluate the importance of other existing vendors and suppliers. In addition, in order to protect against the acquisition of additional products that may not be Year 2000 Ready, the Company plans to implement a policy that would require sufficient assurances that products sold or licensed to the Company are Year 2000 Ready, prior to purchase of such products.

Year 2000 Readiness activities are expected for the most part to be performed as a part of the Company's normal sustaining activity. The Company is not currently able to estimate the total cost of its Year 2000 identification, assessment, remediation and testing efforts. The Company believes based on available information that Year 2000 Readiness will be achieved in a timely manner. However, satisfactorily addressing the Year 2000 Issue on a timely basis is dependent on many factors, some of which are not completely within the Company's control, including the continued availability of skilled resources, critical suppliers and subcontractors meeting their commitments to be Year 2000 Ready, and timely action by customers to address their own Year 2000 issues. If the Company fails to adhere to its timeline for achieving Year 2000 Readiness for these or any other unforeseen reasons, the costs could become material to the Company's results of operations as the millennium approaches.

As with other companies generally, the Company's internal business operations could be subject to the risks generally associated with the Year 2000 Issue. Moreover, because the Company is in the business of selling computer software and hardware products, the Company is also subject to the potential effect of the Year 2000 Issue on the Company's products, thus making the Company's related Year 2000 risk potentially greater than that of companies in other industries. Despite the Company's evaluation and testing of its internal business operations or products, there remains the risk that errors or defects related to the Year 2000 Issue may remain undetected.

Should the Company's internal systems, its software and/or hardware products delivered to customers or the internal systems of one or more of its significant vendors, manufacturers or suppliers fail to achieve Year 2000 readiness (or any combination of those events), the Company's business and its results of operations could be adversely affected in a variety of ways, including the delay or loss of revenue, a diversion in development resources, delay or cancellation of the product development, or increased service or warranty costs. There can be no assurance that there will not be interruptions in the Company's operations, other limitations of systems functionality, product failures, or significant costs incurred to avoid such interruptions, limitations or failures.

The Company has not yet fully developed a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 Readiness of its critical operations. Development of such contingency plans is in progress and is expected to be completed by June 30, 1999. The Company is also subject to the same unpredictable external forces that generally affect industry and commerce. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address all Year 2000 issues that may arise.


EUROPEAN MONETARY UNION

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries have agreed to adopt the euro as their common legal currency. However the legacy currencies will also remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may elect to pay or charge for goods and services using either the euro or the participating country's legacy currency.

The Company established a task force to assess the potential impact to the Company as a result of the introduction of the euro. The task force has developed a plan for addressing potential operational issues. The plan includes testing and evaluating system capabilities, determining euro and legacy currency pricing strategies and analyzing the effects on the Company's currency exposure and hedging practices. The Company's plan for testing and evaluating system capabilities with respect to the euro will determine whether the Company will be able to process euro-denominated transactions such as invoices, purchases, payments and cash receipts, and whether such transactions will be properly translated into the legacy and reporting currencies. The Company does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, the Company can not reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company recently began shipping its Avid Symphony product, which is based on Intel Architecture ("IA") -based computers and the Microsoft Windows NT operating system, and its ProTools/24 MIX product. The Company expects that a portion of its revenues for the fourth quarter will be attributable to sales of these newly introduced products. However, if these products fail to achieve anticipated levels of market acceptance, the Company's revenues and results of operations would be adversely affected. In addition, the Company has from time to time developed new products or upgraded existing products to incorporate advances in enabling technologies. For example, the Company is continuing to develop additional products that operate using IA - based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based and other products in anticipation of the release of such new products, that the Company will be successful in developing additional new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based or other products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

Many of the Company's products operate primarily only on Apple computers. The Company relies on Apple Computer, Inc. as the sole manufacturer of such computers. There can be no assurance that customers will not purchase competitors' products based on non-Apple computers, that Apple will continue to develop, manufacture, and support products suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of Apple computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

In August 1998, the Company consummated its acquisition of Softimage from Microsoft. Softimage is a leading developer of 3D animation, video production, 2D cel animation and compositing software solutions and technologies. The Company's business and results of operations could be materially adversely affected in the event that the Company fails successfully to integrate the business and operations of Softimage.

The Company's gross margin has fluctuated, and may continue to fluctuate, based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. In addition, during the first nine months of 1998, the Company installed server-based, all-digital broadcast newsroom systems at certain customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

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

The Company is also dependent on a number of other suppliers as sole source vendors of certain other key components of its products and systems. Components purchased by the Company from sole source vendors include; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from AMI, Atmel, and LSI Logic; digital signal processing integrated circuits from Motorola; a fibre channel adapter card from Adaptec; a fibre channel storage array from Data General's Clariion division; and a PCI expansion chassis from Magma Inc. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision, Inc. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations could be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

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

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 9 to Condensed Consolidated Financial Statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     4 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

     10.1 Registration Rights Agreement dated as of August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

     10.2 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

     27   Financial Data Schedule



(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 1998, the Company filed current reports on Form 8-K on July 7, 1998 and August 12, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Avid Technology, Inc.

Date:  November 12, 1998     By:  /s/ William L. Flaherty
       -----------------        ------------------------------
                                William L. Flaherty, Senior Vice
                                President of Finance, Chief
                                Financial Officer and Treasurer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX


  Exhibit No.                    Description

     4 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

     10.1 Registration Rights Agreement dated as of August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

     10.2 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

     27   Financial Data Schedule