Form 10-Q/A
period 1998-09-30
AVID TECHNOLOGY INC
filed 1999-03-30
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                 One Park West
                              Tewksbury, MA 01876




                                 March 30, 1999





OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  QUARTERLY REPORT ON FORM 10-Q/A

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1998.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                 Very truly yours,


                             /s/ Ethan E. Jacks


                                 Ethan E. Jacks
                                 Chief Legal Officer

--------------------------------------------------------------------------------


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

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


                             AVID TECHNOLOGY PARK
                                ONE PARK WEST
                             TEWKSBURY, MA 01876
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (978) 640-6789


      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                                Yes X    No
                                            ----


      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                            ----

The number of shares outstanding of the registrant's Common Stock as of November 9, 1998 was 24,499,653.


--------------------------------------------------------------------------------

                            AVID TECHNOLOGY, INC.

                                 FORM 10-Q/A

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                              TABLE OF CONTENTS


                                                                       PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997 ..................1

   b) Condensed Consolidated Balance Sheets as of September 30, 1998
      (unaudited) and December 31, 1997...................................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 1998 and 1997 ..............3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................15

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K..............................29

Signatures...............................................................30

EXHIBIT INDEX............................................................31

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                -----------------------  ----------------------
                                    1998        1997        1998        1997
                                (unaudited) (unaudited)  (unaudited) (unaudited)
                                 (restated)              (restated)
                                -----------------------  -----------------------
Net revenues                       $116,185    $116,510    $337,779    $347,602
Cost of revenues                     45,929      51,606     135,993     167,491
                                   --------    --------    --------    --------
  Gross profit                       70,256      64,904     201,786     180,111
                                   --------    --------    --------    --------

Operating expenses:
  Research and development           22,757      18,598      63,685      53,310
  Marketing and selling              30,967      30,109      89,245      89,094
  General and administrative          6,902       6,734      19,931      18,830
  Nonrecurring costs                 28,373                  28,373
  Amortization of
    acquisition-related
    intangible assets                13,701                  13,701
                                   --------    --------    --------    --------
    Total operating expenses        102,700      55,441     214,935     161,234


Operating income (loss)             (32,444)      9,463     (13,149)     18,877
Interest and other income, net        2,016       2,596       7,265       5,882
                                   --------    --------    --------    --------
Income (loss) before income taxes   (30,428)     12,059      (5,884)     24,759
Provision for (benefit from)
  income taxes                       (8,855)      3,231      (1,247)      7,675
                                   --------    --------    --------    --------

Net income (loss)                  ($21,573)     $8,828     ($4,637)    $17,084
                                   ========    ========    ========    ========

Net income (loss) per common
  share - basic                      ($0.89)      $0.37      ($0.20)      $0.75
                                   ========    ========    ========    ========

Net income (loss) per common
  share - diluted                    ($0.89)      $0.34      ($0.20)      $0.72
                                   ========    ========    ========    ========

Weighted average common shares
  outstanding - basic                24,190      23,912      23,396      22,875
                                   ========    ========    ========    ========

Weighted average common shares
  outstanding - diluted              24,190      25,747      23,396      23,857
                                   ========    ========    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  September 30,    December 31,
                                                      1998            1997
                                                  -------------    ------------
                                                    (unaudited)
                                                     (restated)
ASSETS
Current assets:
  Cash and cash equivalents                            $60,643        $108,308
  Marketable securities                                 37,699          78,654
  Accounts receivable, net of allowances
    of $7,923 and $7,529 in 1998 and 1997,
    respectively                                        73,760          79,773
  Inventories                                           12,059           9,842
  Deferred tax assets                                   16,975          17,160
  Prepaid expenses                                       6,823           4,645
  Other current assets                                   5,412           2,700
                                                      --------        --------
    Total current assets                               213,371         301,082

Property and equipment, net                             37,301          38,917
Long-term deferred tax assets                           20,092          14,820
Acquisition-related intangible assets                  202,121
Other assets                                             2,878           1,986
                                                      --------        --------
   Total assets                                       $475,763        $356,805
                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $17,586         $22,166
  Current portion of long-term debt                        562             783
  Accrued compensation and benefits                     23,293          23,737
  Accrued expenses                                      33,187          30,249
  Income taxes payable                                  12,859          11,210
  Deferred revenues                                     21,623          26,463
                                                      --------        --------
    Total current liabilities                          109,110         114,608

Long-term debt, less current portion                     7,622             403
Purchase consideration                                  64,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                             265             242
  Additional paid-in capital                           344,582         252,307
  Retained earnings                                     14,334          27,286
  Treasury stock                                       (59,543)        (27,548)
  Deferred compensation                                 (4,308)         (8,034)
  Cumulative translation adjustment                     (1,254)         (2,472)
  Net unrealized gains on marketable securities             72              13
                                                      --------        --------
    Total stockholders' equity                         294,148         241,794
                                                      --------        --------
    Total liabilities and stockholders' equity        $475,763        $356,805
                                                      ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1998          1997
                                                       (unaudited)   (unaudited)
                                                        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       ($4,637)      $17,084
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Charge for acquired in-process research and
      development, net of tax benefit                      20,155
    Depreciation and amortization                          29,936        19,893
    Compensation from stock grants and options              3,531
    Provision for doubtful accounts                         1,407         1,464
    Changes in deferred tax assets                            224          (151)
    Tax benefit of stock option exercises                                 2,394
    (Gain) loss on disposal of equipment                     (605)          218
    Changes in operating assets and liabilities,
      net of effects of acquisition:
      Accounts receivable                                  13,174            90
      Inventories                                          (1,921)       11,813
      Prepaid expenses and other current assets            (3,493)         (108)
      Accounts payable                                     (5,837)       (1,259)
      Income taxes payable                                  1,619         6,824
      Accrued expenses, compensation and benefits          (5,945)       18,962
      Deferred revenues                                    (6,491)          759
--------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              41,117        77,983
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other assets    (12,462)      (12,033)
  Acquisition of business, net of cash acquired
    (Notes 3 and 4)                                       (78,416)
  Capitalized software development costs                      (20)         (107)
  Proceeds from disposal of equipment                       1,306         1,554
  Purchases of marketable securities                     (128,759)     (102,193)
  Proceeds from sales of marketable securities            169,774        51,341
--------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                  (48,577)      (61,438)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                 (521)       (1,593)
  Purchase of common stock for treasury                   (51,144)
  Proceeds from issuance of common stock                   10,859        25,821
--------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (40,806)       24,228
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash
  equivalents                                                 601          (864)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (47,665)       39,909
Cash and cash equivalents at beginning of period          108,308        75,795
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $60,643      $115,704
================================================================================

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

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation, the recoverability of intangible assets including goodwill, and income tax valuation allowances. Actual results could differ from those estimates.

Restatement

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage Inc. ("Softimage") and certain assets relating to the business of Softimage (see Note 3). The Company believes that the amount recorded as an in-process research and development (IPR&D) charge at the date of its acquisition of Softimage was measured in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisition. Subsequent to the acquisition, in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (SEC) expressed new views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of the IPR&D that were the basis for the Company's measurement of its IPR&D. Accordingly, the Company has voluntarily decided to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's new views and has restated its third quarter 1998 condensed consolidated financial statements. As a result, the third quarter pre-tax charge for acquired IPR&D was decreased from the $193.7 million amount previously recorded to an amount of $28.4 million, a decrease of $165.3 million. Correspondingly, the value of completed technologies was increased from $44.8 million to $76.2 million, resulting in goodwill of $127.8 million, in addition to other minor changes.

Amortization of acquired intangible assets (including goodwill) was increased from $4.4 million, as previously reported for the quarter to $13.7 million. As a result of this change and the decrease in the IPR&D charge, the third quarter 1998 net loss decreased from $144.3 million to $21.6 million, and basic and diluted net loss per share decreased to a net loss per share of $0.89.

The following table summarizes the changes to the purchase price allocation among the acquired assets and assumed liabilities as a result of the Company's restatement (in thousands):
                                              As
                                          Previously        As
                                           Reported      Restated
                                          ----------    ----------

        Working capital                       $2,448        $2,448
        Property and equipment                 3,505         3,958
        Completed technologies                44,772        76,205
        In-process research and
          development                        193,741        28,373
        Work force                             7,644         7,790
        Trade name                             4,172         4,252
        Deferred tax liability                (8,422)       (2,945)
        Goodwill                                           127,779
                                          ----------    ----------
             Total Purchase Price           $247,860      $247,860
                                          ==========    ==========

The following table summarizes the changes in the Company's condensed consolidated results of operations for the three- and nine-month periods ended September 30, 1998 and changes in its condensed consolidated balance sheet as of September 30, 1998 as a result of the Company's restatement of the purchase price allocation (in thousands):

                                          For the                 For the
                                     Three Months Ended      Nine Months Ended
                                     September 30, 1998      September 30, 1998
                                    --------------------    --------------------
                                        As                     As
                                    Previously     As       Previously     As
                                     Reported   Restated     Reported   Restated
                                    ----------  --------    ----------  --------
Nonrecurring costs                    $193,741   $28,373     $193,741   $28,373
Amortization of acquisition-
  related intangible assets              4,350    13,701        4,350    13,701
Total operating expenses               258,717   102,700      370,952   214,935
Operating income (loss)               (188,461)  (32,444)    (169,166)  (13,149)
Income (loss) before income taxes     (186,445)  (30,428)    (161,900)   (5,884)
Provision for (benefit from)
  income taxes                         (42,105)   (8,855)     (34,497)   (1,247)
Net income (loss)                     (144,340)  (21,573)    (127,403)   (4,637)
Net income (loss) per common share
  - basic                                (5.97)    (0.89)       (5.45)    (0.20)
Net income (loss) per common share
  - diluted                              (5.97)    (0.89)       (5.45)    (0.20)


                                               As of September 30, 1998
                                               ------------------------
                                                   As
                                               Previously         As
                                                Reported       Restated
                                               ----------      --------
             Property and equipment, net          $36,848       $37,301
             Deferred tax assets, long-term        50,764        20,092
             Acquisition-related
               intangible assets                   52,034       202,121
             Total assets                         355,895       475,763
             Income taxes payable                  15,758        12,859
             Total current liabilities            112,009       109,110
             Retained earnings                   (108,433)       14,334
             Total stockholders' equity           171,381       294,148

2.    NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

(in thousands, except per share data)                     For the
                                                    Three Months Ended
                                                      September 30,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
Basic EPS
  Numerator:
    Net income (loss)                             ($21,573)       $8,828
  Denominator:
    Weighted common shares outstanding              24,190        23,912
  Basic EPS                                         ($0.89)        $0.37
                                                  ========      ========
Diluted EPS
  Numerator:
    Net income (loss)                             ($21,573)       $8,828
  Denominator:
    Weighted common shares outstanding              24,190        23,912
    Weighted common stock equivalents                              1,835
                                                  --------      --------
                                                    24,190        25,747
  Diluted EPS                                       ($0.89)        $0.34
                                                  ========      ========

Options and warrants to purchase 3,013,826 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended September 30, 1998 because their inclusion would be anti-dilutive. Options to purchase 57,855 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three month period ended September 30, 1997 because the exercise prices of those options exceeded the average market price of common stock for the three-month period ended September 30, 1997.

(in thousands, except per share data)                    For the
                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                   1998          1997
                                                 --------      --------
Basic EPS
  Numerator:
    Net income (loss)                             ($4,637)      $17,084
  Denominator:
    Weighted common shares outstanding             23,396        22,875
  Basic EPS                                        ($0.20)        $0.75
                                                 ========      ========

Diluted EPS
  Numerator:
    Net income (loss)                             ($4,637)      $17,084
  Denominator:
    Weighted common shares outstanding             23,396        22,875
    Weighted common stock equivalents                   -           982
                                                 --------      --------
                                                   23,396        23,857
  Diluted EPS                                      ($0.20)        $0.72
                                                 ========      ========

Options and warrants to purchase 2,188,964 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 1998 because their inclusion would be anti-dilutive. Options to purchase 302,195 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the nine month period ended September 30, 1997 because the exercise prices of those options exceeded the average market price of common stock for the nine-month period ended September 30, 1997.

3.     ACQUISITION OF SOFTIMAGE

On August 3, 1998,  the Company  acquired  from  Microsoft  the common  stock of
Softimage and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5 million, due June 2003, (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid agreed to issue to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million ("Avid Options"). Avid also incurred fees of $4.0 million in connection with the transaction. Per terms of the agreements, shares of common stock issued to Microsoft and shares underlying the warrant may not be traded until August 3, 2001. Additionally, the principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options. The value of the Avid Options has been recorded on the balance sheet as Purchase Consideration. As the underlying options either become vested or are forfeited by employees, additional paid-in capital or the Note, respectively, will be increased and Purchase Consideration will be reduced.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

                 Working capital, net                $2,448
                 Property and equipment               3,958
                 Completed technologies              76,205
                 In-process research and
                   development                       28,373
                 Work force                           7,790
                 Trade name                           4,252
                 Deferred tax liability              (2,945)
                 Goodwill                           127,779
                                                   --------
                                                   $247,860
                                                   ========

The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $28.4 million was charged to operations at the date of the acquisition, net of the related tax benefit of $8.2 million.

The values of completed technologies and in-process research and development were determined using a risk-adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present values, and adjusting that result to reflect each project's stage of completion.

In-process research and development projects identified at the acquisition date include next-generation three-dimensional modeling, animation and rendering software, and new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to (i) completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set; and (ii) the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. If these projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

The Company recorded deferred tax assets of $6.9 million related to tax credits and carryforwards of Softimage. An additional $2.6 million of deferred tax assets were not recorded at the acquisition date due to the uncertainty of their realization. If any benefit of these unrecorded tax credits and carryforwards is realized in the future, the non-current assets recorded upon the acquisition will be reduced at that time by a corresponding amount, before any benefit is recognized in the statement of operations.

Accumulated amortization associated with identifiable intangible assets was approximately $6.6 million at September 30, 1998; accumulated amortization associated with goodwill was approximately $7.1 million at September 30, 1998. During the quarter ended September 30, 1998, the Purchase Consideration recorded for the value of Avid Options was reduced by approximately $3.3 million, resulting from increases to the Note of approximately $2.5 million for forfeited options and by increases to additional paid-in capital of approximately $0.8 million for options that became vested.

The following table presents unaudited pro forma information as if Avid and Softimage had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Avid and Softimage been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation from amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology and related tax benefit.

                                              Pro Forma Unaudited
                                    (in thousands, except per share amounts)

                                                    For the
                                               Nine Months Ended
                                                  September 30,
                                             ----------------------
                                               1998          1997
                                             --------      --------
Net revenue                                  $360,784      $377,060
                                             ========      ========

Net income (loss)                            ($23,328)     ($34,963)
                                             ========      ========
Net income (loss) per common share
  - basic                                      ($0.92)       ($1.38)
                                             ========      ========
Net income (loss) per common share
  - diluted                                    ($0.92)       ($1.38)
                                             ========      ========
Weighted average common shares
  outstanding - basic                          25,305        25,310
                                             ========      ========
Weighted average common shares
  outstanding - diluted                        25,305        25,310
                                             ========      ========

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage acquisition.
                                                  Nine Months Ended
                                                  September 30, 1998
                                                  ------------------
          Fair value of:
            Assets acquired and goodwill               $257,233
            Liabilities assumed                         (13,374)
            Debt, common stock, stock options
              and warrant issued                       (164,859)
                                                       --------

          Cash paid                                      79,000
          Less:  cash acquired                             (584)
                                                       --------
          Net cash paid for acquisition                 $78,416
                                                       ========

5.    INVENTORIES

Inventories consist of the following (in thousands):

                                            September 30,    December 31,
                                                1998            1997
                                            -------------    ------------
          Raw materials                            $7,488          $5,488
          Work in process                           1,913             674
          Finished goods                            2,658           3,680
                                                 --------        --------
                                                  $12,059          $9,842
                                                 ========        ========

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                            September 30,    December 31,
                                                1998             1997
                                            -------------    ------------
          Computer and video equipment            $84,463         $75,042
          Office equipment                          4,916           4,652
          Furniture and fixtures                    7,030           6,820
          Leasehold improvements                   14,686          13,105
                                                 --------        --------
                                                  111,095          99,619
          Less accumulated depreciation and
            amortization                           73,794          60,702
                                                 --------        --------
                                                  $37,301         $38,917
                                                 ========        ========

7.    LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks, which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999, and certain covenants were subsequently amended as of September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility during the nine-month period ended September 30, 1998.

8.    LONG-TERM DEBT

In connection with the acquisition of Softimage (see Note 3), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. Through September 30, 1998, the Note has been increased by approximately $2.5 million for forfeited Avid stock options.

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

On October 23, 1997, February 5, 1998 and October 21, 1998 the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. As of September 30, 1998, the Company had repurchased a total of 1.5 million shares of Avid common stock at a cost of $51.1 million, which completed the program announced during February 1998. These purchases under the program announced in February 1998, include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased 1,552,632 shares of Avid common stock in March 1997. Subsequent to September 30, 1998 through November 9, 1998, the Company repurchased approximately 176,000 additional shares of Avid common stock, under the program announced in October 1998, at a cost of $4.1 million.

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. Total comprehensive income (loss), net of taxes, was ($20.9) million and $9.5 million for the three-month period ended September 30, 1998 and 1997, respectively and ($3.8) million and $17.9 million for the nine-month period ended September 30, 1998 and 1997, respectively, which consists of net income, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

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

12. SUPPLEMENTAL RECONCILIATION OF NET INCOME (LOSS) TO PRO FORMA NET INCOME (UNAUDITED)

The following table presents a pro forma calculation of tax-effected income and diluted per share amounts, excluding nonrecurring costs and amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the years presented.

(in thousands, except per share data)                       For the
                                                       Three Months Ended
                                                         September 30,
                                                     ---------------------
                                                        1998       1997
                                                     ---------   ---------
Net income (loss)                                    ($21,573)      $8,828

Adjustments:
  Nonrecurring costs                                   28,373
  Amortization of acquisition-related
    intangible assets                                  13,701
  Tax impact of adjustments                           (12,465)
                                                     --------     --------
Pro forma net income                                   $8,036       $8,828
                                                     ========     ========
Pro forma net income (loss) per common share
  - diluted                                             $0.30        $0.34
                                                     ========     ========
Weighted average common shares outstanding -
  diluted - used for pro forma calculation             26,476       25,747
                                                     ========     ========


(in thousands, except per share data)                     For the
                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1998         1997
                                                   ---------    ---------
Net income (loss)                                    ($4,637)     $17,084
  Adjustments:
    Nonrecurring costs                                28,373
    Amortization of acquisition-related               13,701
      intangible assets
    Tax impact of adjustments                        (12,465)
                                                    --------     --------
Pro forma net income                                 $24,972      $17,084
                                                    ========     ========
Pro forma net income (loss) per common
share - diluted                                        $0.99        $0.72
                                                    ========     ========
Weighted average common shares outstanding -
  diluted - used for pro forma calculation            25,308       23,857
                                                    ========     ========

The 1998 adjustments for the three and nine months include the charge for in-process research and development of $28.4 million as well as the amortization of $13.7 million related to acquired intangible assets and goodwill associated with the acquisition of Softimage. The acquisition is further described in Note 3.

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

In August 1998, the Company acquired the common stock of Softimage and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a leading developer of three-dimensional ("3D") animation, video production, two-dimensional ("2D") cel animation (a cel used in cel animation consists of layers of two-dimensional artwork which are changed on a frame by frame basis creating an illusion of motion) and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage have been included in the Company's financial statements as of the acquisition date.

The Company believes that the amount recorded as an in-process research and development (IPR&D) charge at the date of its acquisition of Softimage was measured in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisition. Subsequent to the acquisition, in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (SEC) expressed new views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D. Accordingly, the Company has voluntarily decided to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's new views and to restate its third quarter 1998 condensed consolidated financial statements.

As a result, the third quarter pre-tax charge for acquired IPR&D was decreased from the $193.7 million amount previously recorded to an amount of $28.4 million, a decrease of $165.3 million. Correspondingly, the value of completed technologies was increased from $44.8 million to $76.2 million, resulting in goodwill of $127.8 million, in addition to other minor changes. Amortization of acquired intangible assets (including goodwill) was increased from $4.4 million, as previously reported for the quarter, to $13.7 million. As a result of this change and the decrease in the IPR&D charge, the third quarter 1998 net loss decreased from $144.3 million to $21.6 million, and basic and diluted net loss per share decreased to a net loss per share of $0.89. Excluding this one-time charge and amortization, pro forma net income was $8.0 million, or $0.30 per diluted share, and $25.0 million, or $0.99 per diluted share, for the three and nine months ended September 30, 1998, respectively.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues decreased by $325,000 (0.3%) to $116.2 million in the quarter ended September 30, 1998 from $116.5 million in the same quarter of last year. Net revenues for the nine months ended September 30, 1998 of $337.8 million decreased by $9.8 million (2.8%) from $347.6 million for the nine months ended September 30, 1997. Revenues for the three months ended September 30, 1998 compared to the same period in 1997 reflected decreased sales of Media Composer and storage products. These decreases in revenues were largely offset by incremental Softimage business and increased sales of digital audio products. The decrease in net revenues for the nine months ended September 30, 1998 compared to the same period in 1997 reflected decreased sales of system upgrades, Media Composer products, Avid Cinema, and Broadcast products. These decreased revenues were offset in part by increased sales of MCXpress and Avid Xpress products, customer service, and incremental Softimage business. During the third quarter of 1998, the Company began shipments of Pro Tools/24 MIX products, version 1.6 of MCXpress, and Avid Marquee. Additionally, late in the third quarter 1998, the Company began shipping the NewsCutter DV product. To date, returns of all products have been immaterial.

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

General and Administrative

General and administrative expenses for the third quarter of 1998 increased by $168,000 (2.5%) from the third quarter of 1997 and increased $1.1 million (5.8%) for the nine-month period ended September 30, 1998, compared to the nine-month period ended September 30, 1997. The increase in general and administrative expenses for the three-month period ended September 30, 1998 compared to 1997 was primarily due to two months of incremental Softimage costs. The increase in general and administrative expenses for the nine-month period ended September 30, 1998 compared to 1997 was primarily due to two months of incremental Softimage costs. General and administrative expenses were 5.9% as a percentage of net revenues in the third quarter of 1998 compared to 5.8% in the third quarter of 1997 and 5.9% for the nine-month period ended September 30, 1998 compared to 5.4% for the same period in 1997 primarily due to the incremental Softimage costs as well as lower revenues.

Nonrecurring Costs and Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $28.4 million to in-process research and development; $88.2 million to intangible assets consisting of completed technologies, work force and trade name; and $127.8 million to goodwill. In-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, its value of $28.4 million was expensed as of the acquisition date and is reflected as a nonrecurring charge to operations in the third quarter of 1998. Results for the three- and nine-month periods ended September 30, 1998 also reflect amortization of $13.7 million associated with the acquired intangible assets, including goodwill, as well as a tax benefit of $8.2 million related to the charge for in-process research and development (see Note 3 to the Condensed Consolidated Financial Statements).

The amounts allocated to identifiable tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The values of completed technologies and in-process research and development were determined using a risk-adjusted, discounted cash flow approach.

In-process research and development projects identified at the acquisition date included next-generation three-dimensional modeling, animation and rendering software, and new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing. A description of each project follows:

     Next Generation Three-Dimensional Modeling, Animation and Rendering Software. The efforts required to develop this project into a commercially viable product principally relate to completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set. As of the acquisition date, the Company assessed that the overall project was 81% complete and assigned a value of $25.7 million to this in-process research and development. The estimated costs to complete this project as of the acquisition date were $5.1 million. Anticipated completion of this project is expected during the second half of 1999, at which time the Company expects to begin to benefit economically.

     New Graphic, Film and Media Management Capabilities for Effects-Intensive, On-line Finishing. The efforts required to develop this project into a commercially viable product principally relate to the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. As of the acquisition date, the Company assessed that the overall project was 6% complete and assigned a value of $2.7 million to this in-process research and development. The estimated costs to complete this project as of the acquisition date were $3.8 million. Anticipated completion of this project is expected during the second half of 1999, at which time the Company expects to begin to benefit economically.

The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present values, and adjusting that result to reflect each project's stage of completion. The expected cash flows of the in-process projects were adjusted to reflect the contribution of completed and core technologies.

Total revenues from these in-process projects were forecasted to peak in 2002 and to decline from 2002 to 2004 as new products are expected to be introduced by the Company. These revenue forecasts were based on management's estimate of market size and growth, expected trends in technology, and the expected timing of new product introductions. A discount rate of 21% was used for valuing the in-process research and development. The discount rate was higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet to reach technological feasibility, among other factors.

Total revenues from the completed technologies were forecasted to peak in 1999 and to decline through 2001. The Company discounted the net cash flows of the completed technology to their present value using a discount rate of 16%.

The Company believes that the assumptions used in the forecasts were reasonable at the date of acquisition. The Company cannot be assured, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Accordingly, actual results may vary from the projected results.

The Company currently expects to complete the in-process projects. However, risk is associated with the completion of the projects, and the Company cannot be assured that the projects will meet with either technological or commercial success. If these projects are not successfully developed or commercially viable, the sales and profitability of the Company may be adversely affected in future periods.

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

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 29% and 21% for the three and nine months ended September 30, 1998 compared to 27% for the three months ended September 30, 1997 and 31% for the nine months ended September 30, 1997. The tax rate for the three and nine months ended September 30, 1998 includes a benefit of $8.2 million related to the pre-tax charge of $28.4 for the in-process technology associated with the Company's acquisition of Softimage. A portion of the charge is not deductible for U.S. Federal tax purposes. Excluding the charge and related tax benefit, the Company's effective tax rate would have been 31% for the three and nine months ended September 30, 1998. The pro forma 1998 and actual 1997 effective tax rate of 31% is different from the Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit. The effective tax rate of 27% for the three months ended September 30, 1997 reduced the year to date effective tax rate from 35% to 31% in the third quarter of 1997. This reduction was primarily due to the tax law change which extended the U.S. Federal Research Tax Credit for the full year as well as the relative levels of profit within the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of September 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $98.3 million.

The Company's operating activities generated cash of $41.1 million in the nine months ended September 30, 1998 compared to $78.0 million in the nine months ended September 30, 1997. Cash was generated during the nine months ended September 30, 1998 primarily from net income after adjustment for the charge for in-process research and development in connection with the acquisition of Softimage and for depreciation and amortization, as well as from collections of accounts receivable offset by decreases in accounts payable, accrued expenses and deferred revenue. In the nine months ended September 30, 1997, cash was generated primarily from net income adjusted for depreciation as well as from increases in accrued expenses and income taxes payable and reductions in inventory.

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

The Company has an unsecured line of credit with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999, and certain covenants were subsequently amended on September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of September 30, 1998. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures and investments in product development, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of approximately $28.8 million, which completed the program announced in October 1997. As of September 30, 1998, the Company had repurchased a total of 1.5 million shares at a cost of approximately $51.1 million, which completed the program announced in February 1998. These purchases under the program announced in February 1998 include the repurchase of 500,000 shares of Avid common stock from Intel Corporation. Intel originally purchased 1,552,632 shares of Avid common stock in March 1997. As of November 9, 1998, the Company had repurchased approximately 176,000 shares of Avid common stock at a cost of approximately $4.1 million under the program announced during October 1998.

Other planned uses of cash include the efforts to develop the purchased in-process research and development related to the Softimage acquisition into commercially viable products. As of the acquisition date, the estimated costs to be incurred to complete the development of in-process research and development projects totaled approximately $8.9 million through the second half of the year 1999. Additionally, the note issued to Microsoft Corporation in connection with the acquisition is due and payable in June 2003.

YEAR 2000 READINESS DISCLOSURE

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

EUROPEAN MONETARY UNION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries agreed to adopt the euro as their common legal currency. However the legacy currencies will also remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may elect to pay or charge for goods and services using either the euro or the participating country's legacy currency.

During 1998, the Company developed a plan which includes testing and evaluating system capabilities, determining euro and legacy currency pricing strategies and analyzing the effects on the Company's currency exposure and hedging practices. The Company's plan will determine whether the Company will be able to process euro-denominated transactions such as invoices, purchases, payments and cash receipts, and whether such transactions will be properly translated into the legacy and reporting currencies. The Company does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have, if any, on the Company's financial condition or results of operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

       4 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

      10.1 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

      10.2 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

      27    Financial Data Schedule


(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 1998, the Company filed current reports on Form 8-K on July 7, 1998 and August 12, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Avid Technology, Inc.

Date:  March 30, 1999       By:  /s/ William L. Flaherty
                                 -----------------------
                                   William L. Flaherty,
                                   Senior Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description

       4 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

      10.1 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation.

      10.2 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

      27    Financial Data Schedule