Form 10-K
period 1998-12-31
AVID TECHNOLOGY INC
filed 1999-03-30
CIK 896841

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

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                 Very truly yours,


                                 /s/ Ethan E. Jacks


                                 Ethan E. Jacks
                                 Chief Legal Officer

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended December 31, 1998
                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition period from           to

                         Commission File Number 0-21174

                             AVID TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                 04-2977748
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

Avid Technology Park, One Park West, Tewksbury, MA              01876
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $546,205,830 based on the closing price of the Common Stock on the NASDAQ National Market on March 26, 1999.

The number of shares outstanding of the registrant's Common Stock as of March 26, 1999, was 24,597,598.

                      DOCUMENTS INCORPORATED BY REFERENCE
             DOCUMENT DESCRIPTION                              10-K PART
   Portions of the Registrant's Proxy Statement for the
     Annual Meeting of  Stockholders to be held June 2, 1999...   III
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

Avid Technology, Inc. ("Avid" or "the Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by individual home users.

In August 1998, Avid acquired the common stock of Softimage Inc. ("Softimage") as well as certain assets related to its business. Softimage is a leading
developer   of   three-dimensional    ("3D")   animation,    video   production,
two-dimensional ("2D") cel animation (a cel in 2D cel animation consists of layers of 2D artwork changed on a frame by frame basis creating an illusion of motion) and compositing software solutions and technologies.

In October 1998, Avid formed a strategic alliance with Tektronix, Inc. ("Tektronix"), principally designed to serve the needs of broadcast newsrooms, which includes three key initiatives: a distribution agreement, the formation of a joint venture and a technology development alliance. Avid and Tektronix formally organized a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"), on January 27, 1999. The joint venture is dedicated to providing the next generation of digital news production products by combining both companies' newsroom computer systems technology and certain personnel.

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

As technical advances in digital media content creation tools have made this migration possible, users have become able to create more complex content that may incorporate several elements of digital media. For example, many video games now include live action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as Armageddon or Titanic, integrate sophisticated computer-generated special effects into traditional live action shots.

The Company participates currently in two principal end-user markets in which there are well-established analog, or tape-based, content creation processes and which are transitioning to digital, or disk-based, content creation tools. These two markets are (i) video and film editing and effects and (ii) professional audio.

Avid's video and film editing and effects market consists of professional users, over-the-air and cable broadcast companies and users in the corporate office, government, education, and consumer markets. Professional users produce video and film material, such as feature films, commercial spots, entertainment and documentary programming, industrial videos, and music videos. Professional users also include professional character animators and video game developers. These users are typically employed in independent production or post-production companies, which are firms that rent out production and post-production equipment and professionals on a project basis. Professional users are also found in television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. Over-the-air and cable broadcast companies originate news programming, and include national and international broadcasters, such as the British Broadcasting Corporation
(BBC),  the Cable News  Network  (CNN),  and the National  Broadcasting  Company
(NBC), as well as network affiliates, local independent television stations, and local and regional cable operators who produce news programming. Users in corporations and various other institutions use digital media content tools to distribute information enriched by the addition of digital media content to their customers and employees. Educational users and home consumers use content creation tools to enrich school and home presentations.

Avid's professional audio market is comprised of professional music recording studios, project studios, radio broadcasters, and home studios. Music recording and project studios operate in the same manner as the independent video and film production and post-production firms, as described above. This market also includes audio production and post-production in video and film.

STRATEGY

Avid's mission is to be the leading provider of powerful digital content creation tools used to entertain and inform the world. The Company's strategy consists of four key elements:

Maintain A Leading Position in Existing Markets:
The Company continues to focus its activities on markets where digital media content creation already takes place, and management believes that the Company enjoys a leadership position in each of these primary markets. These include professional video and film editing, including film and television studios and independent production and post-production firms, the music and audio production and post-production markets, and 3D (three-dimensional) animation. The Company plans to strengthen these positions by enhancing its existing products; by developing and introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or through acquisitions; and by providing excellent customer service, support and training. To this end, in August 1998, Avid acquired the common stock of Softimage as well as certain assets related to its business. Softimage is a leading developer of 3D animation, video production, 2D cel animation (a cel in 2D cel animation consists of layers of 2D artwork changed on a frame by frame basis creating an illusion of motion) and compositing software solutions and technologies. Additionally, in October 1998, Avid formed a strategic alliance with Tektronix, principally designed to serve the needs of broadcast newsrooms, which includes three key initiatives: a distribution agreement, the intent to form a joint venture and a technology development alliance.

Extend Technology to Market Sectors That Are Still Primarily Analog-based:
The Company believes that it has established unit and revenue market share leadership positions in the professional video and film digital editing markets, the digital audio market, and the markets for digital news editing and broadcast newsroom computer systems. To strengthen these positions and further increase overall market share, the Company is specifically targeting those market sectors that are currently mainly analog-based. As an example, the Company believes that expansion opportunity exists in television online editing, which is the final piece of the post-production process that today is still mainly tape-based. The Company believes that because digital solutions address the needs of this editing process, tape will be replaced by digital solutions. Market sectors that are mainly analog-based, and which the Company intends to aggressively pursue, also include broadcast news, corporate and industrial video and audio mixing, mastering and tracking.

Provide Digital Media Composition Tools for Emerging Media Applications:
The Company believes that many business communications needs, including employee and customer training, new product introduction and management communications, can be enriched by integrating digital media elements, including video and audio. As a result, the Company intends to target users in corporations, educational and government institutions, and small businesses who, if offered digital media content creation tools appropriate to their skill levels, price constraints, and other business requirements, could use digital media presentations in their daily operations to improve the power and scope of their business communications. Other emerging markets on which the Company intends to focus include individual users interested in tools for editing home video productions, as well as creators of web-based video.

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

In addition to OMFI, Avid is supporting the development and promulgation of the Advanced Authoring Format, or AAF, which is based on the OMFI standard. AAF is an industry-driven, cross-platform, openly published multimedia content-creation process format that will allow interchange of media and compositional information between AAF-compliant applications. AAF applications will include Avid's Media Composer, Avid Cinema and SOFTIMAGE|DS, as well as content-creation tools from other vendors. The AAF format is being promoted by a group of companies called the MultiMedia Task Force which is comprised of Avid, Microsoft, Adobe, Sonic Foundry, Matrox, Pinnacle Systems and its subsidiary, Truevision. The AAF format is also being offered as an open standard to such formal standards groups as the Society of Motion Picture and Television Engineers (SMPTE), the Audio Engineering Society (AES) and the Moving Picture Experts Group (MPEG) Committee.

PRODUCTS

The following lists the Company's products within the two principal markets in which they are sold. A description follows of the major products and product families in each of these categories.

Video and Film Editing and Effects

Media Composer:
The Media Composer product is Avid's original product offering and still accounts for a significant portion of its revenues. The Company believes that the Media Composer product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets. The Media Composer is a computer-based digital, nonlinear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material on tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. The Media Composer product line now includes four models (the Media Composer Off-line, 1000, 9000 and Media Station) which provide various levels of capability and functionality.

Symphony:
Avid's Symphony product is an editing and finishing system that has the capability to handle uncompressed digital versions of visual and audio source material. Such uncompressed media allow users to work with higher quality digital images and sound. Avid Symphony uses the Windows NT operating system and delivers all of the proven Media Composer editing functionality using two streams of uncompressed video and a graphics channel. Avid Symphony is targeted towards completing primetime television programs.

Film Composer:
The Film Composer product is a 24 frames per second ("fps") editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds, 30 fps in the United States, and at 25 fps in other countries, a standard 30 or 25 fps video editing system will not yield an accurate 24 fps film cut list from which to cut a master. The Film Composer includes software that determines which frames on the videotape are actual frames from the film source material and allows the creation of a frame accurate cut list. The Film Composer software also includes special features to meet the specific needs of film editors. The Company believes that Film Composer holds a greater unit market share than any other digital non-linear editing system in professional film editing markets.

SOFTIMAGE|DS:
The SOFTIMAGE|DS product is a comprehensive, nonlinear production system for creating, editing and finishing such short-form, effects-intensive projects as commercials and music videos. It combines a rich set of tools for video and audio editing, compositing, effects generation, image treatment and project management, all seamlessly integrated within a unified architecture and common user interface. With SOFTIMAGE|DS, digital artists have access to a comprehensive toolset with uncompressed capabilities, combined with a choice of third-party hardware platforms. SOFTIMAGE|DS runs on the Windows NT platform.

Avid Xpress for Macintosh and Windows NT:
The Avid Xpress product is a digital, nonlinear video editing system designed to meet the needs of professional media entrepreneurs and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress has a streamlined user interface and editing model targeted for this category of user.

MCXpress for Windows NT:
The MCXpress for Windows NT product is a digital, nonlinear video editing system designed for corporate and institutional video production. It is a professional system with capabilities geared to first-time users of digital video and multimedia as compared, for example, to the Avid Xpress product which offers a higher level of capability for experienced digital video producers.

NewsCutter DV:
Avid's NewsCutter DV product is a computer-based digital, nonlinear video editing system designed to meet the demands of television news production. The NewsCutter DV system uses the popular DVCPro media compression format and is built on a Windows NT-based computer platform. NewsCutter DV enables broadcast news editors to edit news, features, and news series. The user interface for NewsCutter DV has been designed for fast, easy editing to meet the time-critical demands of daily news deadlines. Based on the same core technology as the Media Composer system, the NewsCutter DV system offers a range of editing and effects features, including dissolves, wipes and graphics, and character generation. NewsCutter DV can operate as a stand alone editing system or in a news production workgroup with a playback system.

Avid MediaServer:
Avid's MediaServer product is a workgroup video production server that provides simultaneous access to a central computer-based library of video and audio media files. Based on the Silicon Graphics family of servers, Avid MediaServer supports multiple editing and/or playback workstations. The Avid MediaServer system is designed to allow television broadcasters to capture electronic news feeds, edit stories, and play them to air all in a computer-based environment.

AvidNews:
Newsroom computer systems are the management information systems for television newsrooms. AvidNews provides a computer-based process of news production: story assignment and resource scheduling, story research, story creation and collaboration. Journalists use the system to access wire stories, schedule, script, edit text portions of stories, and send and receive mail and messages. Producers use the system to assign journalists and crews to stories and to review work-in-progress. In connection with the joint venture with Tektronix, Avid granted to AvStar an exclusive license to use AvidNews for the primary purpose of developing, marketing and selling next generation newsroom automation computer systems in the worldwide broadcast market.

Avid Cinema:
The Avid Cinema product is a desktop editing product designed for people who have had little or no previous digital video editing experience. Avid Cinema is targeted at users in home, school, and corporate environments. A simple interface guides users through the process of making their own, near-VHS-quality movies to save to videotape, put in a slide presentation, or post on a web page. These movies can include video, transition effects, narration, titles and music. Avid Cinema currently employs Apple's QuickTime technology and allows users to save QuickTime files for various distribution formats. Avid Cinema products are available for both Apple Macintosh and Windows 95/98 operating systems.

Media Illusion:
The Media Illusion product is Avid's digital compositing, layering and special effects software solution running on Silicon Graphics computers. It provides comprehensive, nonlinear compositing based on an intuitive, interactive process tree, that enables powerful and efficient effects creation. Media Illusion is used by professionals in both video and film post-production.

SOFTIMAGE|3D:
The SOFTIMAGE|3D product is a complete, end-to-end 3D production system including modeling, animation and rendering tools, designed for integration into a production workflow. SOFTIMAGE|3D has revolutionized animation production and established a suite of tools that encompasses the entire 3D-production process.

Matador:
The Matador product is a 2D post-production paint software solution. Matador provides the user with painting, image treatment, rotoscoping, tracking, and multi-layered 2D animation in a single resolution, independent system.

Elastic Reality:
Avid's Elastic Reality product is a software solution that provides tools for performing 2D and 3D hierarchical animation, character animation, warping and morphing of shapes and images, color correction and matte making, and compositing. Elastic Reality is based on Avid's proprietary "shape-to-shape" morphing interface. The Company believes that Elastic Reality holds a greater unit market share than any other morphing and warping software in professional film and video special effects markets.

Marquee:
Avid's Marquee product is a resolution-independent, title-animation software package for Silicon Graphics and Windows NT workstations. Targeted at professionals in television post-production and broadcast design, Marquee allows users to quickly create sophisticated, layered title animation using a unique and powerful editing timeline, real-time interactive light sources, animated textures, and true 3D text.

Storage Systems:
Avid offers a family of media storage solutions for use with its systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. Avid purchases disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrates them, enhances their performance, tests and certifies them for use with Avid systems, and packages them in various configurations. These storage systems range in capacity from nine gigabytes to well over one terabyte (1,000 gigabytes).

Professional Audio

Pro Tools:
The Pro Tools product is a multi-track, nonlinear digital audio workstation which runs on Power Macintosh and Windows NT/Intel Architecture-based personal computers. Pro Tools is developed by Digidesign for the professional music, film, television, radio, multimedia, DVD and web production markets. Pro Tools features include audio recording, editing, signal processing and automated mixing. Pro Tools provides an open architecture in which more than 100 Digidesign Development Partners provide additional solutions that expand the functionality of the system, enhancing its appeal to customers.

ProControl:
In 1998, Digidesign began selling ProControl, a modular, expandable, tactile hardware control surface for Pro Tools systems. ProControl is a modular hardware control surface that adds high-quality tactile recording, mixing and editing capabilities to ProTools systems. ProControl connects via ethernet, and interacts with Pro Tools software via patented DigiFader moving faders, 25 high resolution, 8 character scribble strips and dedicated switch and encoder controls. ProControl serves as a comprehensive front-end for Pro Tools' mixing, editing and DSP (digital signal processing), and can serve as the only mix controller in the user's work environment.

AudioVision:
The AudioVision product is a high performance, digital audio workstation designed to meet the needs of the audio post-production professional working with film and video. AudioVision is compatible with projects originating on Avid's Media Composer and Film Composer systems. Typical applications include sound editing for feature film and television programming, ADR (automatic dialogue replacement), and commercial spot production. AudioVision allows the user to record, edit and process sound in sync with Avid-format digital video. AudioVision includes project management and database tools, integrated DSP (digital signaling processing) and the ability to edit audio and video together. The system offers a high level of interchange with other Avid systems, including Pro Tools and Media Composer.

SALES AND SERVICE

Avid sells its products through a combination of direct and, to a greater extent, indirect sales channels. Since late 1996, the Company has increasingly emphasized its indirect channel, including independent distributors, value-added resellers ("VARs") and dealers, providing for broad market coverage. As a result of the shifting of emphasis to the indirect sales channel, the Company has increased its support of top customers, while the proportion of revenues generated through its indirect channels has been increased.

The Company maintains sales offices in 31 cities in 15 countries and has relationships with more than 500 distributors, VARs and dealers throughout the world.

Pro Tools|24 and other Digidesign-developed products are sold generally through dealers and distributors. Because this channel tends to focus on music-related products, there is, currently, little overlap between this channel and Avid's video and film market sales channel.

Avid currently provides direct customer support through regional telephone support centers and field service representatives in major markets. Support offerings include up to 24-hour, seven day-per-week options for both telephone support and on-site representation, hardware replacement and software upgrades. In addition, customer support is provided by VARs and distributors and other authorized providers.

Customer training is provided directly by Avid and through a network of 42 authorized third-party Avid training centers in 11 countries.

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

The Company is dependent upon sole source suppliers for certain key components used in its products. Products purchased by the Company or its VARs and distributors from sole source vendors include computers from Apple, SGI, IBM and Intergraph; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASIC") from Chip Express and LSI Logic; digital signal processing integrated circuit from Motorola; a fibre channel adapter from JNI; a fibre channel storage array from Data General's Clariion division; and a PCI expansion chassis from Magma Inc. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision (a subsidiary of Pinnacle Systems). The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. These purchasing arrangements can result in delays in obtaining products from time to time. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter financial difficulties. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be materially adversely affected if it were to encounter an interruption in its sources of supply.

Avid has manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; and Palo Alto and Menlo Park, California.

RESEARCH AND DEVELOPMENT

Avid's  research  and  development  efforts  are focused on the  development  of digital media content creation tools and workgroup solutions that operate on Windows-based, IRIX-based and Apple computers. This includes the development and enhancement of best-in-class video, film, 3D animation and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the consumer, educational and corporate markets. As these digital tools proliferate, all-digital production cycles are becoming possible. Avid's research and development efforts therefore also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as standalone and network-attached media storage systems for workgroups. The Company undertakes research and development activities in Tewksbury, Massachusetts; Palo Alto, California; Santa Monica, California; Montreal, Quebec; and London, England.

COMPETITION

The markets for Avid's products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

In the video and film editing and effects markets, Avid encounters competition primarily from vendors that offer similar digital production and post-production editing products based on standard computer platforms. Avid also competes with vendors that offer editing and effects products for originators of broadcast news. These companies include Discreet Logic, Kinetix (a subsidiary of Autodesk), Media 100 (formerly known as Data Translation, Inc.), Quantel (a subsidiary of Carlton Communications PLC), Alias/Wavefront (a subsidiary of Silicon Graphics), Panasonic (a subsidiary of Matsushita) and Sony. Avid also competes with vendors, such as Sony and Matsushita, that generally have offered analog-based products. Avid expects that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products as well as new versions of their analog products.

In the professional audio markets, the Company competes primarily with traditional analog and digital recording and/or mixing system suppliers including Alesis, Euphonix, Mackie, and Yamaha as well as other disk-based digital audio system suppliers including Fairlight, Roland, Steinberg, Studio/Audio/Video (SADie), and others. In addition, companies such as Creative Technology currently provide low cost (under $500) digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not introduce products that are more directly competitive with the Company's products.

The Company may face competition in any or all of these markets in the future from computer manufacturers, such as Compaq, Hewlett-Packard, IBM, and Silicon Graphics, as well as from software vendors, such as Oracle and Sybase. All of these companies have announced their intentions to enter some or all of the Company's target markets, including specifically the broadcast news and special effects sectors of the video and film editing and effects market. In addition, certain developers of shrink-wrapped digital media software products, such as Adobe and Macromedia, either offer or have announced video and audio editing products which may compete with certain of the Company's products.

The primary competitive factors in all of the Company's market sectors are price/performance, functionality, product quality, reputation, product line breadth, access to distribution channels, customer service and support, brand name awareness, and ease of use.

EMPLOYEES

The Company employed 1,929 people as of December 31, 1998.


ITEM 2.   PROPERTIES

The Company's principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three buildings adjacent to one another in an office park located in Tewksbury, Massachusetts. The Company's leases on such buildings expire in June 2010.

The Company also leases a facility in Dublin, Ireland, for the manufacture and distribution of its products and in Palo Alto, California, which houses Digidesign headquarters and certain other research and development operations.

Additionally, the Company leases a facility in Montreal, Canada, which houses certain administrative, research and development, and support operations.

In September 1995, the Company's United Kingdom subsidiary entered into a 15-year lease in London, England.

The Company also maintains sales and marketing support offices in leased facilities in various other locations throughout the world.

See Note K - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1998.

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

Other

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER             AGE                   POSITION(S)

William J. Miller              53             Chairman of the Board and
                                              Chief Executive Officer

Clifford A. Jenks              47             President and Chief Operating
                                              Officer

William L. Flaherty            51             Senior Vice President of
                                              Finance, Chief Financial Officer
                                              and Treasurer

David R. Froker                43             Senior Vice President and
                                              General Manager of Digidesign

C. Edward Hazen                48             Senior Vice President and
                                              General Manager of Office and
                                              Consumer Products

Rose G. O'Donnell              55             Senior Vice President of
                                              Technical Strategies

David E. Olson                 49             Senior Vice President

Judith M. Oppenheim            57             Senior Vice President of Human
                                              Resources and Corporate Services

Jean Proulx                    56             Senior Vice President

Carol L. Reid                  51             Vice President and Corporate
                                              Controller

---------------

WILLIAM J. MILLER. Mr. Miller joined the Company in April 1996 and has been Chairman and Chief Executive Officer since September 1996. From September 1996 to February 1999, Mr. Miller was President in addition to Chairman and Chief Executive Officer. Prior to April 1996, Mr. Miller was Chief Executive Officer of Quantum Corporation (1992-1995).

CLIFFORD A. JENKS. Mr. Jenks joined the Company in October 1996 and was named President and Chief Operating Officer in February 1999. From December 1997 to February 1999, Mr. Jenks was Executive Vice President and General Manager of Editing and Effects. From January 1997 to December 1997, Mr. Jenks was Senior Vice President of Worldwide Sales and Marketing. He was Vice President Worldwide Sales and Marketing from October 1996 to January 1997. Mr. Jenks was Chief Operating Officer of Zenith Data Systems (1992-1996), and Vice President Sales and Marketing Operations of Apple Computer, Inc. (1989-1992).

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

ROSE G. O'DONNELL. Ms. O'Donnell has been Senior Vice President of Technical Strategies since April 1997. Ms. O'Donnell was Senior Vice President of Engineering from January 1997 to April 1997. She was Vice President, Engineering from November 1994 to January 1997. Ms. O'Donnell was General Manager of the Media Technology Division of Hewlett-Packard (1989-1994).

DAVID E. OLSON. Mr. Olson is a Senior Vice President of the Company. From November 1997 to February 1999, Mr. Olson was Senior Vice President and General Manager, Digital News Production. Mr. Olson was Senior Vice President of Worldwide Operations of the Company and Chief Operating Officer of Digidesign from January 1997 to November 1997. He was Vice President of Worldwide Operations for Avid from June 1996 to January 1997. Mr. Olson was Vice President of Operations at Digidesign, Inc. from August 1991 to June 1996.

JUDITH M. OPPENHEIM. Ms. Oppenheim has been Senior Vice President of Human Resources and Corporate Services since January 1997. She was Vice President of Human Resources from November 1992 to January 1997. Ms. Oppenheim was Vice President, Human Resources at The Forum Corporation (1989- 1992).

JEAN PROULX. Ms. Proulx is a Senior Vice President of the Company. From December 1997 to January 1999, Ms. Proulx was Senior Vice President and General Manager of Professional Products. She was Senior Vice President of Engineering from May 1997 to December 1997. She was Vice President of Emerging Business at IBM from October 1995 to May 1997, was the Vice President of Network Software Business Unit at Digital Equipment Corporation from January 1994 to October 1995, and was Director of the modern Macintosh Operating Group at Apple Computer from August 1992 to November 1993.

CAROL L. REID. Ms. Reid joined the Company in November 1998 as Vice President and Corporate Controller. Prior to that time, she was Vice President of Internal Audit for Digital Equipment Corporation from January 1998 to November 1998 and Assistant Treasurer/Director from October 1994 to January 1998.

There are no family relationships among the named officers.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the Common Stock for each calendar quarter the fiscal years ended December 31, 1998 and 1997.

  1998                      HIGH             LOW
  ----                      ----             ---
First Quarter             $41.250          $26.000
Second Quarter            $47.750          $28.375
Third Quarter             $38.875          $18.625
Fourth Quarter            $27.000          $11.063


  1997                      HIGH             LOW
  ----                      ----             ---
First Quarter             $14.000           $9.000
Second Quarter            $28.125          $12.375
Third Quarter             $38.000          $22.000
Fourth Quarter            $33.000          $23.000


The approximate number of holders of record of the Company's Common Stock at March 26, 1999, was 602. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

The Company has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operation of its business. The Company therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated financial data for Avid. Included in the Company's financial statements and selected financial data are the results of operations of Softimage, which the Company acquired on August 3, 1998. The Company accounted for this acquisition as a purchase and, accordingly, the results of operations of Softimage are included as of the date of acquisition. In January 1995, the Company completed a merger with Digidesign that was accounted for as a pooling of interests and, accordingly, all financial data presented was restated to include the combined results of Avid and Digidesign as though the merger had occurred retroactively. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                For the Year ended
                                                   December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                ------------------------------------------------
Net revenues                    $482,377  $471,338  $429,009  $406,650  $233,633
Cost of revenues                 190,249   221,553   238,808   198,841   108,057
                                ------------------------------------------------
  Gross profit                   292,128   249,785   190,201   207,809   125,576
                                ------------------------------------------------
Operating expenses:
  Research and development        88,787    73,470    69,405    53,841    28,223
  Marketing and selling          125,280   120,394   127,006   107,780    61,366
  General and administrative      28,549    25,808    24,203    18,085    12,575
  Nonrecurring costs              28,373              28,950     5,456
  Amortization of acquisition
    -related assets               34,204
                                ------------------------------------------------
    Total operating expenses     305,193   219,672   249,564   185,162   102,164
                                ------------------------------------------------
Operating income (loss)          (13,065)   30,113   (59,363)   22,647    23,412
Other income and expense, net      8,636     8,125     3,416     1,380     1,675
                                ------------------------------------------------
Income (loss) before income
  taxes                           (4,429)   38,238   (55,947)   24,027    25,087
Provision for (benefit from)
  income taxes                      (796)   11,854   (17,903)    8,588     7,294
                                 -----------------------------------------------
Net income (loss)                ($3,633)  $26,384  ($38,044)  $15,439   $17,793
                                 ===============================================
Net income (loss) per common
  share - basic                   ($0.15)    $1.14    ($1.80)    $0.81     $1.10
                                 ===============================================
Net income (loss) per common
  share - diluted                 ($0.15)    $1.08    ($1.80)    $0.77     $0.99
                                 ===============================================
Weighted average common shares
  outstanding - basic             23,644    23,065    21,163    19,010    16,238
                                 ===============================================
Weighted average common shares
  outstanding - diluted           23,644    24,325    21,163    20,165    17,921
                                 ===============================================


CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                               As of December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995       1994
                                ------------------------------------------------
Working capital                 $118,965  $186,474  $145,320  $162,260   $86,513
Total assets                     486,715   356,805   300,979   331,604   182,174
Long-term obligations             13,261       403     1,186     2,945     2,369
Total stockholders' equity       290,311   241,794   213,415   247,966   127,887


SUPPLEMENTAL PRO FORMA INFORMATION:

The following table presents pro forma net income, as well as the related pro forma per share amounts, excluding the tax-effected impact of nonrecurring costs and amortization of acquisition-related intangible assets.

In thousands (except per share data)

                                               For the Year ended
                                                  December 31,
                               -------------------------------------------------
                                  1998      1997      1996      1995      1994
                               -------------------------------------------------
Pro forma net income,
  excluding nonrecurring
  costs and amortization
  of acquisition-related
  intangible assets             $40,123   $26,384   ($14,518)  $18,869   $17,793
                                =======   =======   ========   =======   =======

Pro forma net income per
  common share, excluding
  nonrecurring costs and
  amortization of
  acquisition-related
  intangible assets - diluted     $1.56     $1.08     ($0.69)    $0.94     $0.99
                                =======   =======   ========   =======   =======

Weighted average common
  shares outstanding -
  diluted - used for pro
  forma calculations             25,704    24,325     21,163    20,165    17,921
                                =======   =======   ========   =======   =======

See Note R for supplemental pro forma calculations of net income (unaudited).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid develops and provides digital film, video and audio editing and special effects software and hardware technologies to create media content for information and entertainment applications. Integrated with the Company's digital storage and networking solutions, Avid's products are used worldwide in video and audio production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communications departments; and by individual home users.

In August 1998, the Company acquired the common stock of Softimage and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a leading developer of 3D animation, video production, 2D cel animation and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage are included in the Company's financial statements as of the acquisition date. The Company's results of operations for the year ended December 31, 1998 include a pre-tax charge of $28.4 million for the value of acquired in-process research and development and amortization of $34.2 million related to intangible assets recorded as a result of the acquisition. Excluding this one-time charge and amortization, pro forma net income was $40.1 million, or $1.56 per diluted share, for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                             For the Year ended December 31,
                                            --------------------------------
                                                1998      1997      1996
                                            --------------------------------
     Net revenues                              100.0%    100.0%    100.0%
     Cost of revenues                           39.4%     47.0%     55.7%
                                              --------  --------  --------
       Gross profit                             60.6%     53.0%     44.3%
                                              --------  --------  --------
     Operating expenses:
       Research and development                 18.4%     15.6%     16.2%
       Marketing and selling                    26.0%     25.5%     29.6%
       General and administrative                5.9%      5.5%      5.6%
       Nonrecurring costs                        5.9%                6.7%
       Amortization of  acquisition-related
       intangible assets                         7.1%
                                              --------  --------  --------
         Total operating expenses               63.3%     46.6%     58.1%
                                              --------  --------  --------
     Operating income (loss)                    (2.7)%     6.4%    (13.8)%
     Other income and expense, net               1.8%      1.7%      0.8%
                                              --------  --------  --------
     Income (loss) before income taxes          (0.9)%     8.1%    (13.0)%
     Provision  for  (benefit  from)
       income taxes                             (0.2)%     2.5%     (4.1)%
                                              --------  --------  --------
     Net income (loss)                          (0.7)%     5.6%     (8.9)%
                                              ========  ========  ========

Excluding nonrecurring costs of 5.9% of revenues and amortization of acquisition related intangible assets of 7.1% of revenues, both of which are related to the acquisition of Softimage, pro forma net income was 8.3% of 1998 revenues.

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. Net revenues increased by $11.1 million (2.3%) to $482.4 million in the year ended December 31, 1998 from $471.3 million in 1997. Net revenues for the year ended December 31, 1997 of $471.3 million increased by $42.3 million (9.9%) from $429.0 million in 1996. The increase in net revenues during 1998 was primarily attributable to incremental revenue related to product lines acquired in the Softimage transaction, increased unit sales of Avid Xpress products for Macintosh and NT platforms, and increased sales of Media Composer products, partially offset by decreases in sales of system upgrades and Avid Cinema. The increase in net revenues during 1997 was primarily the result of growth in unit sales of MCXpress products for Macintosh and NT platforms, storage systems, and digital audio products. During 1998, the Company introduced numerous new products, including Symphony, Media Composer 9000, SOFTIMAGE|DS 2.1, Avid Express for Windows NT, Pro Tools|24 Mix, and Marquee. Additionally, the Company introduced numerous version updates of existing products, including version 7.0 of Media Composer and Film Composer, version 2.0 and 1.6 of Avid Xpress and MCXpress, respectively, and version 1.1 of the Media Browse module of AvidNews. During 1997, the Company began shipments of new versions of MCXpress and Avid Xpress, AudioVision 4.0, Pro Tools|24, AvidNews and Mediashare Fibre Channel. To date, product returns of all products have been immaterial.

The Company continues to shift an increasing proportion of its sales through indirect channels, such as distributors and resellers. Net revenues derived through indirect channels were greater than 70% of net revenue for the year ended December 31, 1998, compared to greater than 60% of net revenue for 1997 and 40% for 1996.

International sales (sales to customers outside North America) accounted for 49.3% of the Company's 1998 net revenues, compared to 48.6% for 1997 and 49.5% for 1996. International sales increased by 3.8% in 1998 compared to 1997 and by 4.9% in 1997 compared to 1996. The increase in international sales for 1998 compared to 1997 and the increase for 1997 compared to 1996 reflected increases in Europe, partly offset by lower sales in the Asia Pacific region.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; provisions for inventory obsolescence; warehousing; and post-sales customer support costs. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, and sales of aftermarket hardware products. Gross margin increased to 60.6% in 1998, compared to 53.0% in 1997 and 44.3% in 1996. The increase during 1998 was primarily due to lower vendor material costs, improved service margins and a favorable product mix. The increase during 1997 was primarily due to lower material costs and manufacturing efficiencies, reduced discounts and other sales promotion programs, and a favorable product mix. The Company currently expects gross margins during 1999 to be consistent with the 1998 levels.

Research and Development

Research and development expenses increased by $15.3 million (20.8%) in the year ended December 31, 1998 compared to 1997 and increased by $4.1 million (5.9%) in the year ended December 31, 1997 compared to 1996. The increased expenditures in 1998 were primarily due to five months of incremental Softimage costs as well as additions to the Company's engineering staff for the continued development of new and existing products. The increased expenditures in 1997 were primarily due to provisions resulting from the Company's profit sharing plan and additions to the Company's engineering staff for the continued development of new and existing products. Offsetting the 1997 increase was the allocation in 1997 of product marketing costs to sales and marketing expenses rather than to research and development expenses, as that allocation more appropriately reflected the activities of that function. Research and development expenses increased as a percentage of net revenues to 18.4% in 1998 from 15.6% in 1997 primarily due to the increases in research and development expenses for 1998 noted above. The decrease to 15.6% in 1997 from 16.2% in 1996 was due to the allocation of product marketing costs to sales and marketing and the increase in net revenues, offset by increased expenditures due to continued development of new and existing products.

Marketing and Selling

Marketing and selling expenses increased by $4.9 million (4.1%) in the year ended December 31, 1998 compared to 1997 and decreased by $6.6 million (5.2%) in the year ended December 31, 1997 compared to 1996. The increased expenditures in 1998 were primarily due to five months of incremental Softimage costs as well as an increase in marketing programs, offset by ongoing savings in selling expenses as a result of the shift to an indirect sales model. The decrease in sales and marketing expense in 1997 was primarily due to the effect of the restructuring of the Company's sales and marketing operations during the first quarter of 1997 to an indirect sales model. The Company had shifted its primary distribution emphasis from a direct sales force to indirect sales channels, which reduced certain costs including direct sales compensation and office overhead expenses in 1997 and 1998. The reduction in 1997 costs was partially offset by the allocation in 1997 of product marketing costs to sales and marketing rather than to research and development. Marketing and selling expenses increased as a percentage of net revenues to 26.0% in 1998 from 25.5% in 1997, and decreased as a percentage of net revenues from 29.6% in 1996. The increase in 1998 was primarily due to the increases in selling and marketing expenses noted above. The decrease in 1997 was primarily due to the increase in net revenues in 1997 compared to 1996.

General and Administrative

General and administrative expenses increased $2.7 million (10.6%) in the year ended December 31, 1998 compared to 1997 and increased by $1.6 million (6.6%) in the year ended December 31, 1997 compared to 1996. The increased expenditures in 1998 were primarily due to five months of incremental Softimage costs as well as higher compensation related costs. The increase in general and administrative expenses for 1997 compared to 1996 was primarily due to provisions resulting from the Company's profit sharing plan. General and administrative expenses increased as a percentage of net revenues to 5.9% in 1998 from 5.5% in 1997, and from 5.6% in 1996. The increase in 1998 was primarily due to the increases in general and administrative expenses noted above.

Nonrecurring Costs and Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $28.4 million to in-process research and development; $88.2 million to intangible assets consisting of completed technologies, work force and trade name; and $127.8 million to goodwill. In-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, its value of $28.4 million was expensed as of the acquisition date and is reflected as a nonrecurring charge to operations in 1998. Results for the year ended December 31, 1998 also reflect amortization of $34.2 million associated with the acquired intangible assets, including goodwill, as well as a tax benefit of $8.2 million related to the charge for in-process research and development (see Note O and Q to the Consolidated Financial Statements).

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

   Next Generation Three-Dimensional Modeling, Animation and Rendering Software. The efforts required to develop this project into a commercially viable product principally relate to completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set. As of the acquisition date, the Company assessed that the overall project was 81% complete and calculated a value of $25.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $5.1 million, of which $3.2 million has been incurred through December 31, 1998. The Company currently expects to incur $4.4 million of additional costs during fiscal year 1999. Development costs through December 31, 1998 and as expected to be incurred in the future are higher than originally anticipated due to challenges encountered in the development process. Anticipated completion of this project is expected during the second half of 1999, at which time the Company expects to begin to benefit economically.

   New Graphics, Film and Media Management Capabilities for Effects-Intensive, On-line Finishing. The efforts required to develop this project into a commercially viable product principally relate to the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. As of the acquisition date, the Company assessed that the overall project was 6% complete and calculated a value of $2.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $3.8 million, of which $2.5 million has been incurred through December 31, 1998. The Company currently expects to incur $3.2 million of additional costs during fiscal year 1999. Development costs through December 31, 1998 and as expected to be incurred in the future are higher than originally anticipated due to the addition of features and functionality, which has expanded the scope of the original project. Anticipated completion of this project is expected during the second half of 1999, at which time the Company expects to begin to benefit economically.

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

Total revenues from these in-process projects were forecast to peak in 2002 and to decline from 2002 to 2004 as new products are expected to be introduced by the Company. These revenue forecasts were based on management's estimate of market size and growth, expected trends in technology, and the expected timing of new product introductions. A discount rate of 21% was used for valuing the in-process research and development. The discount rate was higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

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

Other Income and Expense, Net

Interest and other income, net, consists of interest income, other income and interest expense. Interest and other income, net, for 1998, which consisted primarily of interest income, increased approximately $511,000 from 1997 which, in turn, increased $4.7 million from 1996. For the years ended December 31, 1998 and December 31, 1997, interest and other income, net, increased primarily due to higher cash and investment balances.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 18%, 31%, and 32%, respectively, for 1998, 1997, and 1996. The tax rate for 1998 includes a benefit of $8.2 million related to the pre-tax charge of $28.4 for in-process technology associated with the Company's acquisition of Softimage Inc. A portion of the charge is not deductible for U.S. Federal tax purposes. Excluding the charge and related tax benefit, the Company's effective tax rate would have been 31% for 1998. The pro forma 1998 and actual 1997 effective tax rate of 31% is different from the
Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit. The 1996 effective tax rate is different from the Federal statutory rate of 35.0% primarily due to the impact of the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $111.8 million.

With respect to cash flow, net cash provided by operating activities was $68.2 million in 1998 compared to $111.2 million in 1997 and $40.9 million in 1996. During the twelve months ended December 31, 1998 net cash provided by operating activities primarily reflects net income after adjustment for the charge for in-process research and development in connection with the acquisition of Softimage and depreciation and amortization. During the twelve months ended December 31, 1997 net cash provided by operating activities primarily reflects net income adjusted for depreciation, as well as increases in accounts payable and income taxes payable and reductions in inventory. In 1997, the increase in accrued expenses was primarily due to provisions for profit sharing while the reduction in inventory resulted from improved inventory turns. (See Consolidated Statements of Cash Flow)

The Company purchased $15.9 million of property and equipment and other assets during 1998, compared to $15.7 million and $28.2 million in 1997 and 1996, respectively. These purchases were primarily of hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized cash of $78.4 million in its acquisition of Softimage in 1998.

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999, and certain covenants were amended on September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company has in certain periods prior to 1997 been in default of certain financial covenants. On these occasions the defaults have been waived by the banks. There can be no assurance that the Company will not default in future periods or that, if in default, it will be able to obtain such waivers. The Company had no borrowings against the line and was not in default of any financial covenants as of December 31, 1998. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be
sufficient  to  meet  the  Company's  cash   requirements,   including   capital
expenditures, at least through the end of 1999. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of
$28.8 million, which completed the program announced in October 1997. As of December 31, 1998, the Company had repurchased approximately 1.9 million additional shares of common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. These purchases include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased approximately 1.6 million shares of Avid common stock in March 1997.

Other planned uses of cash include the efforts to develop the purchased in-process research and development related to the Softimage acquisition into commercially viable products. As of December 31, 1998, the estimated costs to be incurred to complete the development of in-process research and development projects total approximately $7.6 million through the second half of 1999. Additionally, the note issued to Microsoft Corporation in connection with the acquisition is due and payable in June 2003 (See Note O to the Notes to Consolidated Financial Statements).

YEAR 2000 READINESS DISCLOSURE

The Company has a worldwide program in place to address its exposure to the Year 2000 issue. This program is designed to minimize the possibility of significant Year 2000 interruptions. Possible worst case scenarios include the interruption of significant parts of the Company's business as a result of critical business systems failures or failures experienced by suppliers, resellers, or customers. Any such interruption may have a material adverse impact on future results. Since the possibility of such interruptions cannot be eliminated, the Company has involved a significant number of cross-functional resources with technical, business, legal, and financial expertise in order to achieve Year 2000 readiness.

In 1998, the Company established the worldwide program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program includes the following phases: identification, assessment, testing, remediation, and contingency planning.

With respect to its products, the Company has created categories to describe the status of its products. More than 70% of the products that the Company has considered for testing have been classified as "Year 2000 Ready." The "Year 2000 Ready" category indicates that the Company has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999, provided that all products used in conjunction with the Avid product accurately exchange formatted information with the Avid product. The Company intends to continue testing the majority of the remaining 30% of its designated products and to provide updates such as software patches, workarounds, or other solutions for such designated products where necessary to make them Year 2000 ready. In certain cases, for older products, the Company has or may deem it inappropriate to test or provide upgrade paths for Year 2000 readiness.

The readiness status of the Company's hardware and software products is available on the Company's web site, which is updated from time to time. This web site has been and will continue to be the Company's primary method for communicating information about its products to the public. Because all customer situations cannot be anticipated, the Company may see a change in demand or an increase in warranty or service claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

With respect to the Company's efforts to address the Year 2000 readiness of its internal business systems the identification and assessment phases have, for the most part, been completed; the remainder of these efforts will occur in the second quarter of 1999. These identification and assessment phases involved evaluation of substantially all of the Company's internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing and customer support processes. Testing of certain existing internal information systems is currently underway and is scheduled to be substantially completed in the second quarter of 1999. Those systems which are already known or are shown not to be Year 2000 ready are scheduled for remediation during the second or third quarter of 1999. Remediation may involve upgrades or replacements of non-ready systems. Certain of the Company's business systems were already scheduled to be replaced in the normal course of business for reasons unrelated to potential Year 2000 issues. Those systems will be tested for Year 2000 issues as part of the normal installation and testing process.

The Company has initiated communications with mission critical third party suppliers and service providers, such as inventory suppliers, equipment suppliers, financial institutions, landlords, and resellers, to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of software, hardware or other products that might contain embedded processors were requested to provide certification regarding the Year 2000 readiness status of their products and business processes. Suppliers of services were also requested to provide certification or other appropriate information regarding their Year 2000 readiness status. For service suppliers who interface with the Company via electronic means, the Company intends to test mission critical interfaces where possible or appropriate. In addition, in order to protect against the acquisition of additional products or services that may not be Year 2000 ready, the Company is implementing a policy that requires sufficient assurances that such products and services are Year 2000 ready. With respect to the Company's resellers, the Company has requested or is in the process of requesting from them appropriate assurances regarding Year 2000 readiness status of their business processes.

The Company's efforts with respect to third party suppliers and service providers is scheduled for completion during the second quarter of 1999. The Company does not anticipate any related delays that will significantly impact its Year 2000 readiness as a whole. However, the Company does face a risk with respect to third party suppliers who may prove unable to address and remediate their Year 2000 issues. The Company is developing contingency plans to address the products or services obtained from those third parties who fail to provide the requested information or whose responses are inadequate.

The costs of the readiness program are primarily costs of existing internal resources and expertise combined with small incremental external spending. The entire cost of the program is estimated at $3.2 million, of which approximately 50% has been incurred through March 31, 1999. Costs for business system replacements or upgrades unrelated to Year 2000 issues are not included in this estimate. No future material product readiness costs are anticipated. However, milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available.

Based on the Company's ongoing evaluation of internal information and other systems, the Company does not anticipate significant business interruptions. However, satisfactorily addressing a particular Year 2000 issue on a timely basis is dependent on many factors, some of which are not completely within the Company's control, such as those involving third parties. Additionally, there remains the risk that errors or defects related to the Year 2000 issue may remain undetected. Should business interruptions occur, or should a significant Year 2000 issue go undetected, there could be a material adverse impact on future results.

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

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. SFAS 133 is effective for fiscal quarters beginning after January 1, 2000 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company recently began shipping its Avid Symphony product, which is based on Intel Architecture ("IA") computers and the Microsoft Windows NT operating system, and its SOFTIMAGE|DS and Pro Tools|24 Mix products. The Company expects that a significant portion of its future revenues will be attributable to sales of these newly introduced products. However, if these products fail to achieve anticipated levels of market acceptance, the Company's revenues and results of operations could be adversely affected. In addition, the Company from time to time develops new products or upgraded existing products to incorporate advances in enabling technologies. For example, the Company is continuing to develop additional products that operate using IA - based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based and other products in anticipation of the release of such new products, that the Company will be successful in developing additional new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based or other products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

Certain of the Company's products operate only on specific computer platforms. The Company currently relies on Apple Computer, Inc., IBM and Intergraph as the sole manufacturers of such computer platforms. There can be no assurance that customers will not purchase competitors' products based on other computer platforms, that the respective manufacturers will continue to develop, manufacture, and support such computer platforms suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of computers, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the corporate and home user market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company's gross margin may fluctuate based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. In addition, during 1998, the Company installed server-based, all-digital broadcast newsroom systems at certain customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

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

The Company is dependent on a number of suppliers as sole source vendors of certain key components of its products and systems. Components purchased by the Company from sole source vendors include; video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from Chip Express and LSI Logic; digital signal processing integrated circuits from Motorola; a fibre channel adapter card from JNI; a fibre channel storage array from Data General's Clariion division; and a PCI expansion chassis from Magma Inc. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from Truevision (a subsidiary of Pinnacle Systems). The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations could be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

The markets for digital media editing and production systems are intensely competitive and subject to rapid change. The Company encounters competition in the video and film editing and effects and professional audio markets. Many current and potential competitors of the Company have substantially greater financial, technical, distribution, support, and marketing resources than the Company. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably. Further, such competitors may be able to develop products comparable or superior to those of the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. Accordingly, there can be no assurance that the Company will be able to compete effectively in its target markets or that future competition will not adversely affect its business and results of operations.

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

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Item 3. Legal Proceedings and Note K to Consolidated Financial Statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                             AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                             AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants.....................................    27

Consolidated Statements of Operations for the years ended December 31,
  1998, 1997 and 1996.................................................    28

Consolidated Balance Sheets as of December 31, 1998 and 1997..........    29

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996....................................    30

Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996.................................................    31

Notes to Consolidated Financial Statements............................    32


Consolidated Financial Statement Schedule for the years ended
  December 31, 1998, 1997 and 1996 included in Item 14(d):

Schedule II - Supplemental Valuation and Qualifying Accounts..........   F-1


Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Avid Technology, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Item 14(d) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 3, 1999

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                      For the Year
                                                   Ended December 31,
                                            -------------------------------
                                              1998        1997        1996
                                            --------    --------    --------
Net revenues                                $482,377    $471,338    $429,009
Cost of revenues                             190,249     221,553     238,808
                                            --------    --------    --------
  Gross profit                               292,128     249,785     190,201
                                            --------    --------    --------
Operating expenses:
  Research and development                    88,787      73,470      69,405
  Marketing and selling                      125,280     120,394     127,006
  General and administrative                  28,549      25,808      24,203
  Nonrecurring costs                          28,373                  28,950
  Amortization of acquisition-related
    intangible assets                         34,204
                                            --------    --------    --------
    Total operating expenses                 305,193     219,672     249,564
                                            --------    --------    --------

Operating income (loss)                      (13,065)     30,113     (59,363)

Interest and other income                      8,986       8,291       3,786
Interest expense                                (350)       (166)       (370)
                                            --------    --------    --------
Income (loss) before income taxes             (4,429)     38,238     (55,947)

Provision for (benefit from) income taxes       (796)     11,854     (17,903)
                                            --------    --------    --------
Net income (loss)                            ($3,633)    $26,384    ($38,044)
                                            ========    ========    ========
Net income (loss) per common share -
  basic                                       ($0.15)      $1.14      ($1.80)
                                            ========    ========    ========
Net income (loss) per common share -
  diluted                                     ($0.15)      $1.08      ($1.80)
                                            ========    ========    ========

Weighted average common shares
   outstanding - basic                        23,644      23,065      21,163
                                            ========    ========    ========

Weighted average common shares
  outstanding - diluted                       23,644      24,325      21,163
                                            ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                            December 31,
                                                      -------------------------
                                                         1998           1997
                                                      ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                            $62,904        $108,308
  Marketable securities                                 48,922          78,654
  Accounts receivable, net of allowances of
    $7,171 and $7,529 in 1998 and 1997,
    respectively                                        89,754          79,773
  Inventories                                           11,093           9,842
  Deferred tax assets                                   17,771          17,160
  Prepaid expenses                                       6,095           4,645
  Other current assets                                   5,108           2,700
                                                     ---------       ---------
      Total current assets                             241,647         301,082

  Property and equipment, net                           35,398          38,917
  Long-term deferred tax assets                         23,891          14,820
  Acquisition-related intangible assets                181,631
  Other assets                                           4,148           1,986
                                                     ---------       ---------
      Total assets                                    $486,715        $356,805
                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $24,311         $22,166
  Current portion of long-term debt                        398             783
  Accrued compensation and benefits                     29,031          23,837
  Accrued expenses                                      32,708          30,149
  Income taxes payable                                  13,715          11,210
  Deferred revenues                                     22,519          26,463
                                                     ---------       ---------
      Total current liabilities                        122,682         114,608
                                                     ---------       ---------
Long-term debt and other liabilities,
  less current portion                                  13,261             403

Purchase consideration                                  60,461

Commitments and contingencies (Note K)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; no shares issued
  Common stock, $.01 par value, 50,000,000
    shares authorized; 26,591,457 and
    24,156,938 shares issued and 24,393,795
    and 23,199,636 shares outstanding at
    December 31, 1998 and 1997, respectively               265             242
  Additional paid-in capital                           349,289         252,307
  Retained earnings                                     14,338          27,286
  Treasury stock, at cost, 2,197,662 and 957,302
    shares at December 31, 1998 and 1997,
    respectively                                       (68,024)        (27,548)
  Deferred compensation                                 (3,773)         (8,034)
  Accumulated other comprehensive income (loss)         (1,784)         (2,459)
                                                     ---------       ---------
      Total stockholders' equity                       290,311         241,794
                                                     ---------       ---------
      Total liabilities and stockholders' equity      $486,715        $356,805
                                                     =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of
Stockholders' Equity
(in thousands, except share data)

                                                                                                                  Accumulated
                                                                                                                     Other
                                                                                                                    Compre-  Total
                                            Shares of          Common  Additional                                  hensive   Stock-
                                          Common Stock          Stock   Paid-in   Retained  Treasury   Deferred     Income  holders'
                                      Issued      In Treasury  Issued   Capital   Earnings    Stock   Compensation  (Loss)   Equity
                                     ----------------------------------------------------------------------------------------------
Balances at December
  31, 1995                            20,935,145                 $209   $208,918   $39,495                         ($656)  $247,966
Exercise of stock options                260,055                    3      1,185                                              1,188
Sale of common stock under
  Employee Stock Purchase Plan           143,169                    1      2,371                                              2,372
Comprehensive income (loss):
  Net income                                                                       (38,044)                                 (38,044)
  Other comprehensive income (loss):
    Net unrealized losses on
      marketable securities                                                                                          (24)       (24)
    Translation adjustment                                                                                           (43)       (43)
                                                                                                                           --------
  Other comprehensive
    income (loss)                                                                                                               (67)
                                                                                                                           --------
Comprehensive income (loss)                                                                                                 (38,111)
                                     ----------------------------------------------------------------------------------------------
Balances at December
  31, 1996                            21,338,369                  213    212,474     1,451                          (723)   213,415
Sale of common stock                   1,552,632                   16     14,712                                             14,728
Acquisition of shares of common
  stock for treasury                               (1,000,000)                              ($28,776)                       (28,776)
Exercise of stock options and
  related tax benefits                   715,600       42,698       8     14,006      (549)    1,228                         14,693
Sale of common stock under
  Employee Stock Purchase Plan           204,137                    2      1,989                                              1,991
Issuance of restricted stock             347,200                    3      9,152                       ($9,152)                   3
Restricted stock grants canceled
  and compensation expense                (1,000)                            (26)                        1,118                1,092
Comprehensive income (loss):
  Net income                                                                        26,384                                   26,384
  Other comprehensive income (loss):
    Net unrealized gains on
      marketable securities                                                                                           12         12
    Translation adjustment                                                                                        (1,748)    (1,748)
                                                                                                                           --------
  Other comprehensive income (loss)                                                                                          (1,736)
                                                                                                                           --------
Comprehensive income                                                                                                         24,648
                                     ----------------------------------------------------------------------------------------------
Balances at December
   31, 1997                           24,156,938     (957,302)    242    252,307    27,286   (27,548)   (8,034)   (2,459)   241,794
Acquisition of shares of common
  stock for treasury                               (1,953,487)                               (61,822)                       (61,822)
Exercise of stock options and
  related tax benefits                                650,420              3,094    (9,059)   18,717                         12,752
Sale of common stock under
  Employee Stock Purchase Plan                         91,507                         (256)    2,629                          2,373
Issuance of common stock in
  connection with acquisition          2,435,519                   24     65,463                                             65,487
Issuance of warrants to purchase
  common stock in connection
  with acquisition                                                        26,196                                             26,196
Issuance of stock options in
  connection with acquisition                                              2,544                                              2,544
Restricted stock grants canceled
  and compensation expense                (1,000)     (28,800)     (1)      (315)                        4,261                3,945
Comprehensive income (loss):
  Net loss                                                                          (3,633)                                  (3,633)
  Other comprehensive income (loss):
    Net unrealized gains on
      marketable securities                                                                                            5          5
    Translation adjustment                                                                                           670        670
                                                                                                                           --------
  Other comprehensive income                                                                                                    675
                                                                                                                           --------
Comprehensive income (loss)                                                                                                  (2,958)
                                     ----------------------------------------------------------------------------------------------
Balances at December
  31, 1998                            26,591,457   (2,197,662)   $265   $349,289   $14,338  ($68,024)  ($3,773)  ($1,784)  $290,311
                                     ==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                        For the Year Ended
                                                          December 31,
                                                    ------------------------
                                                     1998      1997        1996
                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                ($3,633)   $26,384  ($38,044)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Charge for acquired in-process research and
      development, net of tax benefit               20,155
    Depreciation and amortization                   55,928     25,380    29,641
    Compensation from stock grants and options       3,945      2,119
    Provision for doubtful accounts                  2,018      3,304     6,627
    Changes in deferred tax assets                  (4,412)      (617)  (18,384)
    Tax benefit of stock option exercises            3,829      3,658
    Provision for product transition costs and
      nonrecurring inventory write-offs,
      non-cash portion                                                   18,750
    Provision for other nonrecurring costs,
      non-cash portion                                                    7,048
    (Gain) loss on disposal of equipment              (133)       222     1,410
    Changes in operating assets and liabilities,
    net of effects of acquisition:
      Accounts receivable                           (2,801)    (2,215)   13,836
      Inventories                                   (2,769)    22,514    14,479
      Prepaid expenses and other current assets     (2,126)       663       147
      Accounts payable                                 814     (2,940)   (3,819)
      Income taxes payable                           2,404      7,556    (3,206)
      Accrued expenses, compensation and benefits      716     23,047     9,107
      Deferred revenues                             (5,700)     2,119     3,356
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         68,235    111,194    40,948
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and
    other assets                                   (15,913)   (15,685)  (28,219)
  Acquisition of business, net of cash acquired    (78,416)
  Capitalized software development costs               (20)      (107)   (2,295)
  Proceeds from disposal of equipment                1,309      2,227     1,550
  Purchases of marketable securities              (166,580)  (147,960)  (29,430)
  Proceeds from sales of marketable securities     196,317     87,564    58,786
--------------------------------------------------------------------------------
  NET CASH  PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                     (63,303)   (73,961)      392
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                          (610)    (1,726)   (2,000)
  Purchase of common stock for treasury            (61,822)   (28,776)
  Proceeds from issuance of common stock            10,901     26,729     3,560
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                     (51,531)    (3,773)    1,560
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash and
  cash equivalents                                   1,195       (947)       48
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      (45,404)    32,513    42,948
Cash and cash equivalents at beginning of year     108,308     75,795    32,847
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $62,904   $108,308   $75,795
================================================================================

Non-cash Financing and Investing Activities:
-------------------------------------------
See supplemental cash flow information in Note S

The accompanying notes are an integral part of the consolidated financial statements.

                             AVID TECHNOLOGY, INC.
                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS

A.   ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or "the Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by individual home users.

As described in Note O, in August 1998, the Company acquired the common stock of Softimage Inc. ("Softimage") and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a leading developer of three-dimensional ("3D") animation, video production, two-dimensional ("2D") cel animation and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage have been included in the Company's financial statements as of the acquisition date.

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

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation, the recoverability of intangible assets including goodwill and income tax valuation allowances. Actual results could differ from those estimates.

Translation of Foreign Currencies

The functional currency of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Avid Technology Sales Ltd. in Ireland, whose functional currencies are the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

The Company enters into foreign exchange forward contracts to hedge the effect of certain intercompany receivables and payables (asset and liability positions) of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are currently recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The cash flows related to the gains and losses of foreign currency forward contracts are classified in the statements of cash flows as part of cash flows from operations.

The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is limited by the term of the Company's contracts, generally one month. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates. (See also Note L).

Cash and Cash Equivalents

The Company  considers  all highly  liquid debt  instruments  purchased  with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of taxable and tax-exempt money market funds, bankers' acceptances, short-term time deposits, short-term government obligations, and commercial paper.

Marketable Securities

Marketable securities consist primarily of state and municipal bonds and commercial paper. The Company has classified its debt securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income, which is reflected as a separate component of stockholders' equity.

Inventories

Inventories, principally purchased components, are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

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

Acquisition-related Intangible Assets

Acquisition-related intangible assets result from the Company's acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two and three years. Goodwill is amortized on a straight-line basis over three years. The Company periodically evaluates the existence of intangible asset impairments. Recoverability of these assets is assessed based on undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

Purchase Consideration

In conjunction with the acquisition of Softimage (see Note O), the Company issued stock options to retained employees. As agreed with the seller, the value of the note payable to the seller will be increased by $39.71 for each share underlying options that become forfeited by employees. At the date of acquisition, the Company recorded these options as purchase consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the note payable to the seller is increased, with purchase consideration being reduced by a corresponding amount in either case.

Revenue Recognition

Effective January 1, 1998, the Company adopted the guidelines of Statement of Position (SOP) 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post contract customer support, installation or training. The determination of fair value is based upon vendor specific objective evidence. If evidence of fair value for each element of the transaction does not exist, all revenue from the transaction is generally deferred until evidence of each element's fair value does exist or until all elements of the transaction are delivered. According to the guidelines, revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of each of the related products, upgrades or enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed.

The Company recognizes revenue from sales of software or products including proprietary software upon product shipment to distributors and end users and upon receipt of a signed purchase order or contract, provided that collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is not essential to the functionality of the product. The Company recognizes revenue from maintenance ratably and from training or other related services as the services are performed. Revenue from services has been insignificant in relation to product revenue for all periods presented.

Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for bad debts. Actual returns have not differed materially from management's estimates and have not been significant. In addition, the Company offers from time to time rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes. When telephone support is provided at no additional charge during the product's initial warranty period and no other product enhancements or upgrades are provided, the revenue allocated to the telephone support is recognized at time of product shipment, with the costs of providing the support being accrued.

Warranty Expense

The Company provides a warranty reserve at the time of sale for the estimated cost to repair or replace defective hardware products.

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

Computation of Net Income (Loss) Per Common Share

Net income per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the Diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Net loss per common share, both basic and dilutive, is based upon the weighted average number of common shares outstanding during the period.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). The adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' equity. For the purpose of SFAS 130 disclosures, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Recent Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. SFAS 133 is effective for fiscal quarters beginning after January 1, 2000 for the Company and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

C.   MARKETABLE SECURITIES

The amortized cost, including accrued interest, and fair value of marketable securities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                   Amortized         Fair
                 1998                                 Cost           Value
                 ----                              ---------       --------
   Federal, State, and Municipal Obligations         $48,904        $48,922
                                                   =========       ========

                 1997
                 ----
   Federal, State, and Municipal Obligations         $78,641        $78,654
                                                   =========      =========

Gross realized and unrealized gains and losses which are calculated on a specific identification basis, for the years ended December 31, 1998 and 1997 were immaterial. All marketable securities held at December 31, 1998 mature within one year.

D.   INVENTORIES

Inventories consist of the following (in thousands):

                                              December 31,
                                         ---------------------
                                           1998          1997
                                         -------       -------
                Raw materials             $6,193        $5,488
                Work in process            2,081           674
                Finished goods             2,819         3,680
                                         -------       -------
                                         $11,093        $9,842
                                         =======       =======


E.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized purchased and internally developed software costs, included in other assets at December 31, 1998 and 1997, consist of the following (in thousands):

                                                        December 31,
                                                     1998        1997
                                                    ------      ------
       Capitalized software development costs       $6,443      $6,424
       Less accumulated amortization                 5,677       5,483
                                                    ------      ------
                                                      $766        $941
                                                    ======      ======

Software development costs capitalized during 1998, 1997 and 1996 amounted to approximately $20,000, $107,000 and $2.3 million, respectively. Amortization of software development costs during those periods was approximately $194,000, $893,000, and $3.2 million, respectively. During 1996 as part of the nonrecurring costs, described in Note N, capitalized software costs of $829,000 and accumulated amortization of $334,000 were written off.

F.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                        --------------------
                                       Depreciable
                                          Life            1998        1997
                                       -------------    --------    --------
   Computer and video equipment        2 to 5 years      $85,365     $75,042
   Office equipment                    3 to 5 years        4,874       4,652
   Furniture and fixtures              3 to 5 years        7,138       6,820
   Leasehold improvements              3 to 10 years      15,287      13,105
                                                        --------    --------
                                                         112,664      99,619
   Less accumulated depreciation
     and amortization                                     77,266      60,702
                                                        --------    --------
                                                         $35,398     $38,917
                                                        ========    ========

As of December 31, 1998 and 1997, property and equipment included approximately $2.4 million of equipment under capital leases.

G.   LONG-TERM DEBT

Capital Leases

During November 1994 and January 1995, the Company entered into equipment financing arrangements with a bank for aggregate borrowings of up to $10.0 million, at various interest rates (ranging from 4.6% to 8.1%) determined at the borrowing date. This equipment financing arrangement expired in March 1996 and was not renewed. As of December 31, 1998 and 1997, approximately $398,000 and $1.2 million, respectively, was outstanding as capital leases under these arrangements. Borrowings are collateralized by certain assets of the Company. As of December 31, 1998, future minimum lease payments under capital leases totaled $407,000 due in 1999, of which $9,000 represents the payment of interest. Total cash payments for interest in 1998, 1997, and 1996 were approximately $48,000, $136,000, and $311,000, respectively.

Line of Credit

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 30, 1998 to expire on June 29, 1999, and certain covenants were subsequently amended on September 30, 1998. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of December 31, 1998 or 1997.

Four of the Company's international subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of Italian Lire 300,000,000, Irish Punt 150,000, Australian Dollar 963,400 and German Mark 800,000. No borrowings were outstanding under these facilities as of December 31, 1998 or 1997.

Subordinated Note

In connection with the acquisition of Softimage (see Note O), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. Through December 31, 1998, the Note has been increased by approximately $5.2 million for forfeited Avid stock options. The Company made cash interest payments of $77,000 during 1998.

H.   INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                1998        1997        1996
                                              --------    --------    --------
Income (loss) before income taxes:
  United States                               ($27,497)    $22,017    ($61,242)
  Foreign                                       23,068      16,221       5,295
                                              --------    --------    --------
  Total income (loss) before
    income taxes                               ($4,429)    $38,238    ($55,947)
                                              ========    ========    ========
Provisions for (benefit from) income taxes:
  Current tax expense:
    Federal                                     $7,770      $2,353     ($3,235)
    Foreign                                      4,665       4,667       3,189
    State                                          155          75         (16)
                                              --------    --------    --------
  Total current tax expense                     12,590       7,095         (62)

  Deferred tax (benefit) expense:
    Federal                                    (13,878)      4,937     (15,820)
    Foreign                                      2,401      (1,237)
    State                                       (1,909)      1,059      (2,021)
                                              --------    --------    --------
  Total deferred tax (benefit) expense         (13,386)      4,759     (17,841)
                                              --------    --------    --------
  Total income tax provision (benefit)           ($796)    $11,854    ($17,903)
                                              ========    ========    ========

Net cash payments or (refunds) for income taxes in 1998, 1997 and 1996 were approximately $6.6 million, ($1.1) million, and $4.9 million, respectively. The net refund in 1997 was the result of the 1996 loss, which was carried back to 1993, 1994 and 1995 for federal tax purposes.

The cumulative amount of undistributed earnings of subsidiaries which is intended to be permanently reinvested and for which U.S. income taxes have not been provided totaled approximately $47.9 million at December 31, 1998.

Deferred tax assets are comprised of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
          Allowances for accounts receivable       $2,118      $1,583
          Difference in accounting for:
             Revenue                                3,487       3,922
             Costs and expenses                    10,846       9,372
             Inventories                            1,944       2,738
             Intangible assets                      7,735          43
          Deferred intercompany profit                844          23
          Tax  credit and net  operating  loss
            carryforwards                          15,506      14,820
          Other                                      (818)       (521)
                                                 --------    --------
          Net deferred tax assets                 $41,662     $31,980
                                                 ========    ========

For U.S. Federal income tax and Canadian income tax purposes at December 31, 1998, the Company has tax credit carryforwards of approximately $11.8 million and $3.7 million, respectively. A portion of the tax credits expire between 2004 and 2018. Deferred tax assets reflect the net tax effects of the tax credits and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; accordingly, no valuation allowance has been recorded for net deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                    1998      1997      1996
                                                   ------    ------    ------
          Statutory rate                             35%       35%      (35)%
          Nondeductible acquisition costs            12
          Tax credits                                (8)       (4)       (1)
          Foreign operations                         (8)       (3)        4
          State taxes, net of federal benefit        (2)        2        (2)
          Foreign sales corporation                  (2)       (1)
          Other                                       4         2         2
                                                    ----      ----      ----

          Effective tax rate before
            special charge                           31        31       (32)

          Rate difference due to charge for
            in-process research and development     (49)
                                                    ----      ----      ----

          Effective tax rate                        (18)%      31%      (32)%
                                                    ====      ====      ====

For the year ended December 31, 1998, the effective tax rate before special charge is based on a profit before tax amount that excludes the $28.4 million charge for in-process research and development, of which $6.7 million was not deductible for tax purposes. The Company's actual effective tax rate of 18% for the year reflects a tax benefit equal to 29% of this one-time charge.

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. The favorable Irish tax rate resulted in tax benefits of approximately $1.5 million in 1998 and $900,000 in 1997. The 1996 Irish tax benefit was immaterial to the results of operations. The 1998 basic and diluted per share tax benefit was $0.06 and $0.06, respectively.

The Internal Revenue Service is examining the Company's U.S. tax returns for 1993 through 1996. Management believes that any related adjustments that might be required will not be material to the financial statements.

I.   CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to one million shares of preferred stock, $.01 par value per share. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

In February 1996, the Board of Directors approved a Shareholder Rights Plan. The rights were distributed in March 1996 as a dividend at the rate of one right for each share of Common Stock outstanding. No value was assigned to these rights. The rights may be exercised to purchase shares of a new series of $.01 par value, junior participating preferred stock or to purchase a number of shares of the Company's common stock which equals the exercise price of the right, $115 divided by one-half of the then-current market price, upon occurrence of certain events, including the purchase of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. The rights expire on February 28, 2006 and may be redeemed by the Company for $.01 each at any time prior to the tenth day following a change in control and in certain other circumstances.

Common Stock

During June and July 1997, the Company granted 347,200 shares of $.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan approved by the shareholders on June 4, 1997. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. On May 1, 1998, an additional 20% of the restricted stock became vested due to the attainment of specific stock performance goals. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9.1 million with respect to this restricted stock. This deferred compensation represents the excess of fair value of the restricted shares at the date of the award over the purchase price and is recorded as compensation expense ratably as the shares vest. For the year ended December 31, 1998 and 1997, approximately $3.2 million and $1.1 million, respectively was recorded as compensation expense.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of
$28.8 million, which completed the program announced in October 1997. As of December 31, 1998, the Company had repurchased approximately 1.9 million additional shares of Avid common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. These purchases include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased approximately 1.6 million shares of Avid common stock in March 1997.

Warrants

In connection with the acquisition of Softimage Inc. (see Note O), the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrants are exercisable after August 3, 2000, at a price of $47.65 per share, and expire after August 3, 2008.

J.   EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLANS

1991 Profit Sharing Plan

The Company has a profit sharing plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. Effective January 1, 1996, the Company began contributing 33% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $1.3 million, $988,000, and $946,000 in 1998, 1997 and 1996, respectively.
Effective January 1, 1999, the Company's contribution will be increased from 33% to 50% of up to the first 6% of an employee's salary contributed to the plan by the employee.

In addition, the Company has various retirement and post-employment plans covering certain European employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions of approximately $1.0 million, $489,000, and $400,000 in 1998, 1997, and 1996, respectively.

1997 Profit Sharing Plan

In January 1997, the Board of Directors approved the 1997 Profit Sharing Plan (the "1997 Plan"). The 1997 Plan, effective January 1, 1997, covers substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The plan provides that the Company contribute a varying percentage of salary (0% to 10%) based on the Company's achievement of targeted return on invested capital for 1997, as defined by the plan.

1998 Profit Sharing Plan

In December 1997, the Board of Directors approved the 1998 Profit Sharing Plan (the "1998 Plan"). The 1998 Plan, effective January 1, 1998 covers substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The plan provides that the Company contribute a varying percentage of salary (0% to 15%) based on the Company's achievement of targeted return on invested capital for 1998, as defined by the plan.

1998 Executive Variable Compensation Plan

In December 1997, the Board of Directors approved the 1998 Executive and Senior Management Variable Compensation Plan (the "1998 Variable Plan"). The 1998 Variable Plan, effective January 1, 1998, covers executive officers and senior management. The plan provides that the Company contribute a varying percentage of salary based on the Company's achievement of targeted return on invested capital for 1998, as defined by the plan.

1998 Nonqualified Deferred Compensation Plan

In December 1997, the Board of Directors approved the 1998 Nonqualified Deferred Compensation Plan (the "1998 Deferred Plan"). The 1998 Deferred Plan, effective January 1, 1998, covers selected senior management and highly compensated employees, as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. The timing of the payouts can be at the election of the employee or upon termination of employment with the Company. The benefit payable under the 1998 Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay in the future the value of the deferred compensation, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $2.9 million as of December 31, 1998 and are recorded in other assets and other long-term liabilities.

STOCK PLANS

1989 Stock Option Plan

The 1989 Stock Option Plan (the "1989 Plan") allows for the issuance of incentive and non-qualified stock options to purchase the Company's common stock. Incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of grant and are exercisable for a term not to exceed ten years. For holders of 10% or more of the total combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of grant, and the option term may not exceed 5 years. The options generally vest over a four-year period. In connection with the establishment of the 1993 Stock Incentive Plan, the 1989 Plan was amended to provide that, subject to certain exceptions, no further options or awards could be issued thereunder. The 1989 Plan is due to expire on November 9, 1999.

1991 Stock Option Plan

Digidesign had an employee stock option plan whereby an aggregate of 1.5 million shares of common stock were reserved for issuance. Effective upon the acquisition by Avid, the stock option agreements were assigned to Avid and Avid registered the 670,884 shares, equivalent to the number of options outstanding, taking into effect the exchange ratio of 0.79 shares of Avid common stock for each share of Digidesign common stock. Under the plan, options may be granted to employees, directors, consultants, and advisors to the company. Incentive stock options may be granted at prices not lower than fair market value, as established by the Board of Directors on the date of grant. Non-qualified stock options may be granted at not less than 85% of fair market value, as established by the Board of Directors on the date of grant. The options expire in a maximum of ten years and may be either incentive stock options or non-qualified stock options, determined at the discretion of the Board of Directors. Options are immediately exercisable, subject to a right of repurchase which generally lapses as to 25% of the subject shares on the first anniversary of the vesting commencement date, and as to an additional 2.083% for each succeeding full month of continuous employment. Avid has not granted any additional options under this plan.

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

1993 Director Stock Option Plan

The 1993 Director Stock Option Plan (the "Director Plan"), as amended April 12, 1996, provides for the grant of options to purchase up to a maximum of 220,000 shares of common stock of the Company to non-employee directors of the Company, at an exercise price equal to the fair market value of the stock on the date of grant. Options generally vest over a twelve month period from the date of grant, excluding initial grants to directors which vest ratably over a four-year period, and are exercisable for a term not to exceed ten years.

1994 Stock Option Plan

The 1994 Stock Option Plan, as amended on February 12, 1996, allows for the issuance of incentive and non-qualified options to purchase up to a maximum of
2.4 million shares of the Company's common stock. The options generally vest over a four-year period. The terms of the options granted under this plan are essentially the same as for those granted under the 1989 Plan.

1997 Stock Incentive Plan

The 1997 Stock Incentive Plan covers employees, consultants, and directors of the Company, and allows for the issuance of incentive and non-qualified stock options and restricted stock grants to purchase the Company's common stock. An aggregate of 1.0 million shares of common stock are reserved for issuance under the plan, including up to 500,000 shares of restricted stock which may be issued pursuant to the plan. The terms of the options granted under this plan are substantially the same as for those granted under the 1989 Plan. The options generally vest ratably over a four-year period. In December 1998, the Board of Directors approved an amendment to the plan. The amendment, which is subject to shareholder approval, increases the number of shares authorized to be issued under the plan by 500,000 shares of common stock.

1997 Stock Option Plan

In December 1997, the Board of Directors approved the 1997 Stock Option Plan. This plan, which covers employees and consultants, other than executive officers and directors, allows for the issuance of non-qualified options to purchase up to 1.0 million shares of the Company's common stock. The terms of the options granted under this plan are essentially the same as for those granted under the 1989 Plan. The options generally vest over a four-year period.

1998 Avid-Softimage Stock Option Plan

The 1998 Avid-Softimage Stock Option Plan was approved by the Board of Directors as part of the acquisition of Softimage Inc. (see Note O) to replace the unvested Microsoft options that were forfeited in the transaction. This plan, which covers Softimage employees, executive officers and directors, allows for the issuance of non-qualified options to purchase up to 2.0 million shares of the Company's common stock. The options may expire up to ten years from the grant date and generally vest over a four-year period.

1998 Stock Option Plan

In December 1998, the Board of Directors approved the 1998 Stock Option Plan. This plan, which covers employees and consultants, other than executive officers and directors, and allows for the issuance of non-qualified options to purchase up to 1.5 million shares of the Company's common stock. The options may expire up to ten years from the grant date and generally vest over a four-year period.

Employee Stock Purchase Plan

On July 31, 1996, the 1993 Employee Stock Purchase Plan expired and was replaced with the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan, as amended on May 19, 1998, authorizes the issuance of a maximum of 700,000 shares of common stock in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

As disclosed in Note I, the Company has  announced  programs to repurchase up to
6.5 million shares of common stock for use in its employee stock purchase and stock option plans.

Stock-Based Compensation Plans

Information with respect to options granted under all stock option plans is as follows:

                                          1998                      1997                       1996
                                 ----------------------    ----------------------    ------------------------
                                              Wtd Avg.                  Wtd Avg.                   Wtd Avg.
                                                Price                     Price                      Price
                                   Shares     Per Share      Shares     Per Share      Shares      Per Share
                                 ----------   ---------    ----------   ---------    ----------    ----------
Options outstanding at
beginning of year January 1,      3,573,527     $16.09      3,547,356     $16.18       2,986,595     $21.59

Granted, at fair value            3,208,674     $26.19      1,243,950     $14.77       2,273,398     $17.01
Granted, below fair value         1,820,817      $0.01
Exercised                          (650,420)    $13.74       (758,298)    $13.23        (260,055)     $4.56
Canceled                           (551,108)    $16.52       (459,481)    $17.17      (1,452,582)    $30.55
                                  ---------                 ---------                 ----------
Options outstanding at
December 31,                      7,401,490     $16.63      3,573,527     $16.09       3,547,356     $16.18
                                  =========                 =========                 ==========
Options exercisable at
December 31,                      1,658,724     $15.94      1,338,726     $16.04       1,237,924     $13.71
                                  =========                 =========                 ==========
Options available for future
grant at December 31,             1,660,022                   674,296                    866,759
                                  =========                 =========                 ==========

Weighted average fair value
of options granted during
the year                             $13.29                     $7.46                      $6.93
                                  =========                 =========                 ==========

The following table summarizes information about stock options outstanding at December 31, 1998:

                            Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------        --------------------------------
                                         Weighted-Average
   Range of                 Number          Remaining        Weighted-Average           Number       Weighted-Average
Exercise Prices           Outstanding    Contractual Life     Exercise Price          Exercisable     Exercise Price
------------------        -----------    ----------------    ----------------         -----------    ----------------
$ 0.0100 to $13.0000       2,546,875           8.69                $3.6732              534,458           $9.2260
$13.1875 to $15.3125         171,549           7.94               $14.2018               91,035          $14.1838
$15.6250 to $16.5000         696,487           7.20               $16.0065              453,061          $16.4606
$16.6875 to $19.6250         424,202           6.84               $19.0415              294,165          $18.9073
$19.7500 to $46.7500       3,562,377           9.29               $25.8392              286,005          $25.1491
                           ---------                                                    -------

$ 0.0100 to $46.7500       7,401,490           8.72               $16.6272            1,658,724          $15.9366
                           =========           ====               ========            =========          ========

The Company has ten stock-based compensation plans, which are described above. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for
Stock-Based Compensation", which is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and earnings per share in the notes to the financial statements. The Company adopted SFAS No. 123 in 1996 and elected the disclosure-only alternative provisions. The Company has chosen to continue to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock.

During 1998, the Company issued stock options to purchase approximately 1.8 million shares of common stock with a nominal exercise price in connection with the acquisition of Softimage (see Note O). As a result of this nominal exercise price, the Company excluded the effects of the options issued from the calculation of 1998 pro forma net loss from SFAS No. 123 disclosures of compensation expense. The Softimage purchase price included the excess of the fair value of the Company's stock on the grant date over the exercise prices.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                         1998                               1997                                1996
           ---------------------------------    ------------------------------    --------------------------------
               Net     Earnings    Earnings       Net     Earnings   Earnings        Net      Earnings   Earnings
             Income    per share   per share     Income   per share  per share      Income    per share  per share
             (Loss)      Basic      Dilutive     (Loss)     Basic     Dilutive      (Loss)      Basic     Dilutive
           ----------  ---------  ----------     -------  ---------  ---------    ----------  ---------  ---------
As
Reported    ($3,633)    ($0.15)     ($0.15)      $26,384    $1.14       $1.08      ($38,044)   ($1.80)    ($1.80)
            =======     ======      ======       =======    =====       =====      ========    ======     ======

Pro
Forma      ($13,598)    ($0.58)     ($0.58)      $18,855    $0.82       $0.76      ($46,400)   ($2.19)    ($2.19)
           ========     ======      ======       =======    =====       =====      ========    ======     ======

The fair value of regular employee options granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) risk free interest rate of 5.15%, 6.47%, and 6.05%, for 1998, 1997 and 1996, respectively, based on zero-coupon U.S. government issues, (2) expected option life from date of vesting of 17 months, (3) expected stock volatility of 61.8% for 1998, 61.2% for 1997, and 58.31% for 1996, and (4) expected dividend yield of 0.0%.

The fair value of awards under the Employee Stock Purchase plans during 1998, 1997 and 1996 is estimated on the date of the purchase using the Black-Scholes option-pricing model utilizing the following weighted average assumptions: (1) expected option life of 6 months, (2) expected volatility of 61.8% for 1998, 61.2% for 1997, and 58.31% for 1996, and (3) expected dividend yield of 0.0%. The risk-free interest rate used in determining the fair value of the plans was determined to be the rate on a zero-coupon six month U.S. Government issue on the first day of the offering period for each of the six plan periods. These interest rates ranged from 4.97% to 6.21% in each year. The amount of compensation expense, net of income taxes, related to the Employee Stock Purchase plans, included in the pro forma net income (loss) and earnings per share detailed in the table above, is approximately $1.0 million, $499,000 and $626,000 for 1998, 1997 and 1996, respectively.

The effects of applying SFAS No. 123 for the purposes of pro forma disclosures may not be indicative of the effects on reported net income (loss) and net income (loss) per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995.

On February 12, 1996, the Board of Directors authorized that all options under the 1994 Stock Option Plan at an exercise price greater than or equal to $28.48 would be eligible to be exchanged for options with an exercise price at the then fair market value of $16.50 per share and a first vest date of February 21, 1997. This cancellation and reissuance of stock options affected approximately 860,000 options.

K.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 1998 are as follows (in thousands):

                          1999                 $13,198
                          2000                  11,577
                          2001                   7,758
                          2002                   6,674
                          2003                   5,253
                          Thereafter            28,463
                                               -------
                          Total                $72,923
                                               =======

The total of future minimum rentals to be received under non-cancelable subleases related to the above leases is $5.6 million. Such amounts are not reflected in the schedule of minimum lease payments above.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring June 2010 contain renewal options to extend the respective terms of each lease for an additional 60 months.

The Company's lease for the Dublin, Ireland facility has a termination option clause in April of 2002, which if elected requires the Company to pay certain penalties of approximately $338,000. The future minimum lease commitments above include the Company's obligation for its Dublin, Ireland facility through April 2002.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases was approximately $12.4 million, $13.3 million, and $11.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Purchase Commitments

As of December 31, 1998, the Company has entered into non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements aggregate approximately $13.7 million.

The Company currently purchases certain key components used in its products from sole source suppliers. These components are purchased through purchase orders placed from time to time. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements for them. These purchasing arrangements can result in delays in obtaining products from time to time. While the Company believes that alternative sources of supply for its sole source components could be developed, its business and results of operations could be adversely affected if it were to encounter an extended interruption in its source of supply.

Accounts Sold with Recourse

The Company provides lease financing options to its customers, including distributors. The Company assigns all of its rights under these lease agreements to an unrelated third party. Under the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 1998, 1997 and 1996, the third party's uncollected balance of lease receivables with recourse was approximately $86.1 million, $58.0 million and $22.6 million, respectively; at those same dates, Avid's maximum recourse totaled approximately $22.3 million, $15.4 million and $8.0 million, respectively. The Company records revenue from these transactions upon the shipment of products to end-users and maintains a reserve for estimated losses under this recourse lease program. To date, the Company has not experienced significant losses under this lease program.

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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into employment agreements with certain officers of the Company that provide for severance pay and benefits, including accelerated vesting of options. Under the terms of the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated. Such agreements are effective for two years and are automatically extended for successive one-year periods after the second anniversary, unless 30 days advance written notice is given by either party. The Company has also entered into change in control employment agreements with certain officers of the Company. As defined in the agreements, a change in control includes, but is not limited to: a third person or entity becoming the beneficial owner of 30% or more of the Company's common stock, the shareholders approving any plan or proposal for the liquidation or dissolution of the Company, or within a twenty-four month period a majority of the members of the Company's Board of Directors ceasing to continue as members of the board unless their successors are each approved by at least two-thirds of the Company's directors. If at any time within two years of the change in control, the officer's employment is terminated by the Company for any reason other than cause or by the officer for good reason, as such terms are defined in the agreement, then the employee is entitled to receive certain severance payments plus an amount equal to compensation earned under the management incentive compensation plan during the previous two years as well as accelerated vesting of options.

L.    FINANCIAL INSTRUMENTS

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across different regions. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations. (See also Note B).

Forward Exchange Contracts

As of December 31, 1998 and 1997, the Company had approximately $31.9 million and $22.1 million, respectively, of foreign exchange forward contracts outstanding, denominated in various European and Asian currencies, the Canadian dollar and the Australian dollar, as a hedge against its committed exposures. The following table summarizes the December 31, 1998 currencies and approximate U.S. dollar amounts involved; the Company is the seller with respect to each contract with the exception of the Irish pound contract (in thousands):

                                         Local        Approximate
                                      Currency        U.S. Dollar
                                        Amount         Equivalent
                                  ------------       ------------
           British Pound                   800             $1,341
           Spanish Peseta              312,000              2,196
           Canadian Dollar               2,800              1,804
           German Mark                  24,170             14,473
           Italian Lire              1,100,000                665
           Irish Pound                   1,100              1,635
           French Franc                 30,000              5,348
           Japanese Yen                504,000              4,401
                                                          -------
                                                          $31,863
                                                          =======

The forward exchange contracts generally have maturities of one month. Net gains (losses) of approximately ($1.1) million, $3.2 million, and $968,000 resulting from forward exchange contracts were included in results of operations in 1998, 1997 and 1996, respectively. The fair values of these forward exchange contracts as of December 31, 1998, 1997, and 1996 were immaterial, as the contracts generally are placed within a week of year-end.

M.    SEGMENT INFORMATION

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" (SFAS No. 131), which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in annual and interim financial statements filed with the SEC and issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company adopted SFAS No. 131 effective January 1, 1998.

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects and Professional Audio.

The Video and Film Editing and Effects segment produces nonlinear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. The Professional Audio segment produces digital audio systems for the professional audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. The segments are reported net of eliminations resulting from intersegment sales and transfers. The Company does not present segment assets as part of the assessment of segment performance, as such, segment asset information is not disclosed.

The following is a summary of the Company's operations by operating segment for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                           For the Year Ended December 31,
                                          ---------------------------------
                                            1998         1997         1996
                                          --------     --------     --------
   Video and Film Editing and Effects:
       Net revenues                       $412,374     $406,808     $374,381
                                          ========     ========     ========
       Depreciation                        $20,290      $21,676      $24,852
                                          ========     ========     ========
       Operating income (loss)             $37,818      $22,061     ($23,880)
                                          ========     ========     ========

   Professional Audio:
       Net revenues                        $70,003      $64,530      $54,628
                                          ========     ========     ========
       Depreciation                         $1,373       $1,601       $1,288
                                          ========     ========     ========
       Operating income (loss)             $11,694       $8,052        ($886)
                                          ========     ========     ========

   Consolidated:
       Net revenues                       $482,377     $471,338     $429,009
                                          ========     ========     ========
       Depreciation                        $21,663      $23,277      $26,140
                                          ========     ========     ========
       Operating income (loss)             $49,512      $30,113     ($24,766)
                                          ========     ========     ========

The following table reconciles revenues and operating income (loss) to total consolidated amounts for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                               1998        1997        1996
                                             --------    --------    --------
Operating income (loss)
  Total operating income (loss) for
  reportable segments                         $49,512     $30,113    ($24,766)
  Unallocated amounts:
    Nonrecurring costs                       ($28,373)               ($34,597)
    Amortization of acquisition-related
      intangible assets                      ($34,204)
                                             --------    --------    --------
Consolidated operating income (loss)         ($13,065)    $30,113    ($59,363)
                                             ========    ========    ========

The 1998 unallocated amounts represent the charge for in-process research and development and the amortization of acquired intangible assets, including goodwill associated with the acquisition of Softimage as described in Note O. The 1996 unallocated amounts represent approximately $20.1 million of restructuring and product transition charges and $8.8 million associated with the Company's decision not to release the Avid Media Spectrum product line as described in Note N as well as approximately $5.6 million associated with the write-off of spare parts no longer required to support the business.

The following table summarizes the Company's revenues and long-lived assets, excluding deferred tax assets, by country (in thousands):

                                             For the Year Ended December 31,
                                           ----------------------------------
                                             1998         1997         1996
                                           --------     --------     --------
Revenues
  North America (U.S. and Canada)          $244,476     $242,106     $210,602
  United Kingdom                             47,511       45,232       36,151
  Other foreign countries                   190,390      184,000      182,256
                                           --------     --------     --------
Total revenues                             $482,377     $471,338     $429,009
                                           ========     ========     ========

Long-lived assets
  North America (U.S. and Canada)          $216,940      $35,589      $45,888
  United Kingdom                              1,867        2,466        3,158
  Other foreign countries                     2,370        2,848        4,605
                                           --------     --------     --------
Total long-lived assets                    $221,177      $40,903      $53,651
                                           ========     ========     ========

Foreign revenue is based on the country in which the sales originate.

N.   NONRECURRING COSTS

In the first quarter of 1996, the Company recorded a nonrecurring charge of $20.1 million. Included in this charge was $7.0 million associated with restructuring, consisting of approximately $5.0 million of costs related to staff reductions of approximately 70 employees, primarily in the U.S., and associated write-offs of fixed assets, and $2.0 million related to the decision to discontinue development of certain products and projects. Included in this $7.0 million were approximately $5.0 million of cash payments consisting of $3.6 million of salaries and related severance costs and $1.4 million of other staff reduction and discontinued development costs. The non-cash charges of $2.0 million recorded during 1996 consisted primarily of $1.5 million for the write-off of fixed assets. Also included in this $20.1 million nonrecurring charge was $13.1 million related to product transition costs associated with the transition from NuBus to PCI bus technology in some of the Company's product lines. As of December 31, 1996, the Company had completed the related restructuring and product transition actions.

In September 1996, the Company recorded a nonrecurring charge of $8.8 million, associated primarily with the Company's decision not to release the Avid Media Spectrum product line. This charge included costs to write-off inventory, fixed assets, capitalized software and various other costs associated with the canceled product line. Approximately $7.2 million of the charge related to non-cash items associated with the write-off of assets. As of December 31, 1997, the Company had completed the related restructuring.

As described in Note O, in connection with the 1998 acquisition of Softimage, the Company recorded a charge of approximately $28.4 million for the acquired in-process research and development. The related tax benefit of $8.2 million is reflected in the 1998 tax provision (benefit).

O.   ACQUISITIONS

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5 million, due June 2003, (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid agreed to issue to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million ("Avid Options"). Avid also incurred fees of $4.0 million in connection with the transaction. Per terms of the agreements, shares of common stock issued to Microsoft and shares underlying the warrant may not be traded until August 3, 2001. Additionally, the principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options. The value of the Avid Options has been recorded on the balance sheet as Purchase Consideration (see Note B).

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

              Working capital, net                     $2,448
              Property and equipment                    3,958
              Completed technologies                   76,205
              In-process research and development      28,373
              Work force                                7,790
              Trade name                                4,252
              Deferred tax liability                   (2,945)
              Goodwill                                127,779
                                                    ----------
                                                     $247,860
                                                    ==========

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

In-process research and development projects identified at the acquisition date included next-generation three-dimensional modeling, animation and rendering software and new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relate to (i) completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set; and (ii) the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. If these projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

The Company recorded deferred tax assets of $6.9 million related to tax credits and carryforwards of Softimage Inc. An additional $2.6 million of deferred tax assets were not recorded at the acquisition date due to the uncertainty of their realization. If any benefit of these unrecorded tax credits and carryforwards is realized in the future, the non-current assets recorded upon the acquisition will be reduced at that time by a corresponding amount, before any benefit is recognized in the statement of operations.

Accumulated amortization associated with identifiable intangible assets was approximately $16.5 million at December 31, 1998; accumulated amortization associated with goodwill was approximately $17.7 million at December 31, 1998. During the year ended December 31, 1998, the Purchase Consideration recorded for the value of Avid Options was reduced by approximately $7.7 million, resulting from increases to the Note of approximately $5.2 million for forfeited options and by increases to additional paid-in capital of approximately $2.5 million for options which became vested.

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

                                          Pro Forma Unaudited
                                (in thousands, except per share amounts)

                                    For the Year Ended December 31,
                                    -------------------------------
                                         1998            1997
                                       --------        --------
Net revenue                            $505,382        $508,153
                                       ========        ========

Net income (loss)                      ($22,329)       ($43,102)
                                       ========        ========

Net income (loss) per common
share - basic                            ($0.89)         ($1.69)
                                       ========        ========

Net income (loss) per common
share - diluted                          ($0.89)         ($1.69)
                                       ========        ========

Weighted average common shares
outstanding - basic                      25,071          25,501
                                       ========        ========

Weighted average common shares
outstanding - diluted                    25,071          25,501
                                       ========        ========

P.   NET INCOME (LOSS) PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the consolidated statements of operations:

                                            For the Years Ended December 31,
                                           ----------------------------------
(In thousands, except per share data)        1998         1997         1996
                                           --------     --------     --------
Basic EPS
  Numerator:
    Net income (loss)                       ($3,633)     $26,384     ($38,044)
  Denominator:
    Weighted common shares outstanding       23,644       23,065       21,163

  Basic EPS                                  ($0.15)       $1.14       ($1.80)
                                           ========     ========     ========
Diluted EPS
  Numerator:
    Net income (loss)                       ($3,633)     $26,384     ($38,044)
  Denominator:
    Weighted common shares outstanding       23,644       23,065       21,163
    Weighted common stock equivalents                      1,260
                                           --------     --------     --------
                                             23,644       24,325       21,163

  Diluted EPS                                ($0.15)       $1.08       ($1.80)
                                           ========     ========     ========

Options and warrants to purchase 2,534,833 and 1,958,422 weighted shares of common stock outstanding as of December 31, 1998 and 1996 were excluded from the year-to-date calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Options to purchase 234,554 weighted shares of common stock outstanding as of December 31, 1997 were excluded from the year-to-date calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods.

See Note R for supplemental pro forma calculations of net income (unaudited).

Q.   QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                             Quarters Ended
                                    -----------------------------------------------------------------------------------------------
                                                         1998                                            1997
                                    ---------------------------------------------    ---------------------------------------------
                                     Dec. 31     Sept.30(A)  June 30     Mar. 31      Dec. 31    Sept. 30     June 30     Mar. 31
                                    ---------------------------------------------    ---------------------------------------------
Net revenues                        $144,598    $116,185    $112,852    $108,742     $123,735    $116,510    $122,884    $108,209
Cost of revenues                      54,256      45,929      44,537      45,527       54,062      51,606      59,700      56,185
                                    --------    --------    --------      ------       ------      ------      ------      ------
Gross profit                          90,342      70,256      68,315      63,215       69,673      64,904      63,184      52,024
                                    --------    --------    --------      ------       ------      ------      ------      ------
Operating expenses:
  Research & development              25,102      22,757      20,616      20,312       20,160      18,598      18,296      16,416
  Marketing & selling                 36,035      30,967      30,584      27,694       31,301      30,109      30,687      28,297
  General & administrative             8,618       6,902       6,450       6,579        6,977       6,734       6,294       5,803
  Nonrecurring costs                              28,373
  Amortization of acquisition-
    related intangible assets         20,503      13,701
                                    ---------------------------------------------    ---------------------------------------------
  Total operating expenses            90,258     102,700      57,650      54,585       58,438      55,441      55,277      50,516
                                    ---------------------------------------------    ---------------------------------------------
Operating income (loss)                   84     (32,444)     10,665       8,630       11,235       9,463       7,907       1,508
Other income, net                      1,371       2,016       2,713       2,536        2,244       2,596       2,045       1,240
                                    ---------------------------------------------    ---------------------------------------------
Income (loss) before income taxes      1,455     (30,428)     13,378      11,166       13,479      12,059       9,952       2,748
Provision for (benefit from)
  income taxes                           451      (8,855)      4,147       3,461        4,178       3,231       3,483         962
                                    ---------------------------------------------    ---------------------------------------------
Net income (loss)                     $1,004    ($21,573)     $9,231      $7,705       $9,301      $8,828      $6,469      $1,786
                                    =============================================    =============================================
Net income (loss) per share
  - basic                              $0.04      ($0.89)      $0.40       $0.34        $0.39       $0.37       $0.28       $0.08
                                    =============================================    =============================================
Net income (loss) per share
  - diluted                            $0.04      ($0.89)      $0.37       $0.31        $0.37       $0.34       $0.27       $0.08
                                    =============================================    =============================================
Weighted average common shares
  outstanding - basic                 24,378      24,190      23,076      22,908       23,601      23,912      23,164      21,550
                                    =============================================    =============================================
Weighted average common shares
  outstanding - diluted               26,703      24,190      24,833      24,587       25,231      25,747      24,075      21,750
                                    =============================================    =============================================

High common stock price              $27.000     $38.875     $47.750     $41.250      $33.000     $38.000     $28.125     $14.000
Low common stock price               $11.063     $18.625     $28.375     $26.000      $23.000     $22.000     $12.375      $9.000

(A) The results for the quarter ended September 30, 1998 reflect the restatement of previously reported results of operations associated with the amount of the purchase price originally allocated to acquired in-process research and development at the date of the Company's acquisition of Softimage. The restated amounts for the quarter reflect a decrease in the charge for in-process research and development of $165.4 million, an increase in amortization of acquisition-related intangible assets of $9.4 million, a decrease in benefit from income taxes of $33.2 million, a decrease in net loss of $122.8 million, and a decrease in net loss per basic and diluted share of $5.08.

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

R. SUPPLEMENTAL RECONCILIATION OF NET INCOME (LOSS) TO PRO FORMA NET INCOME (UNAUDITED)

The following table presents a pro forma calculation of tax-effected income and diluted per share amounts, excluding nonrecurring costs and amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the years presented.

(in thousands, except per share data)       For the Years Ended December 31,
                                           ----------------------------------
                                              1998        1997         1996
                                            --------    --------     --------
Net income (loss)                           ($3,633)     $26,384     ($38,044)
Adjustments:
  Nonrecurring costs                         28,373                   $34,597
  Amortization of acquisition-related
    intangible assets                        34,204
  Tax impact of adjustments                 (18,821)                  (11,071)
                                           --------      -------     --------
Pro forma net income                        $40,123      $26,384     ($14,518)
                                           ========      =======     ========
Pro forma net income (loss) per common
share -diluted                                $1.56        $1.08       ($0.69)
                                           ========      =======     ========
Weighted average common shares
  outstanding - diluted -
  used for pro forma calculation             25,704       24,325       21,163
                                           ========      =======     ========

The 1998 adjustments include the charge for in-process research and development of $28.4 million as well as the amortization of $34.2 million related to acquired intangible assets and goodwill associated with the acquisition of Softimage. The transaction is further described in Note O.

The 1996 adjustment represents approximately $20.1 million of restructuring and product transition charges and $8.8 million associated with the Company's decision not to release the Avid Media Spectrum product line as described in Note N as well as a non-cash charge recorded in cost of revenues of approximately $5.6 million associated with the write-off of spare parts no longer required to support the business.

S.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage acquisition.

                                                 Year Ended
                                             December 31, 1998
                                             -----------------
               Fair value of:
                 Assets acquired and goodwill        $257,233
                 Liabilities assumed                  (13,374)
                 Debt, common stock, stock
                   options and warrant issued        (164,859)
                                                    ---------

               Cash paid                               79,000
               Less:  cash acquired                      (584)
                                                    ---------
               Net cash paid for acquisition          $78,416
                                                    =========

T.    SUBSEQUENT EVENTS (UNAUDITED)

On January 27, 1999, the Company, with Tektronix, Inc., incorporated a 50% owned and funded newsroom venture, AvStar Systems LLC ("AvStar"), which began operations in February 1999 with its corporate office located in Madison, Wisconsin. The joint venture is dedicated to providing the next generation of digital news production products. The Company's investment in the joint venture will be accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million in cash and $0.5 million of licensed technology, fixed assets and inventory.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1999 (the "1999 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1999 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  1999 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                          PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

The following  consolidated  financial  statements  are  included in Item 8:

      -  Report of Independent Accountants

      - Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

      -  Consolidated Balance Sheets as of December 31, 1998 and 1997

      - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

      - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

      -  Notes to Consolidated Financial Statements

(a) 2.   FINANCIAL STATEMENT SCHEDULE

The  following  consolidated  financial  statement  schedule is included in Item
14(d):

         Schedule II  -  Supplemental Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.   LISTING OF EXHIBITS

EXHIBIT NO.                            DESCRIPTION


   2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to the Registrant's Quarterly Report a Form 10-Q as filed with the Commission on August 12, 1998, File No. 0-21174).

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

   4.3 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report a Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

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

  10.12 Seventh Amendment dated as of October 1, 1997 to Amended and Restated Revolving Credit Agreement (the "Seventh Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on
            Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

  10.13 Eighth Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment (the "Eighth Amendment"), by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998, File No. 0-21174).

  10.14 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

  10.15     Form of  Distribution  Agreement  (incorporated  by reference to the
            Registrant's   Registration   Statement  on  Form  S-1  as  declared
            effective by the Commission on March 11, 1993, File No. 33-57796).

  10.16 Form of Purchase and License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  10.17 Form of Software Only License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

 #10.18     1989  Stock   Option  Plan   (incorporated   by   reference  to  the
            Registrant's   Registration   Statement  on  Form  S-1  as  declared
            effective by the Commission on March 11, 1993, File No. 33-57796).

 #10.19     1993  Stock  Incentive  Plan   (incorporated  by  reference  to  the
            Registrant's   Registration   Statement  on  Form  S-1  as  declared
            effective by the Commission on March 11, 1993, File No. 33-57796).

 #10.20 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 0-21174).

 #10.21 1993 Executive Compensation Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

 #10.22 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64130).

 #10.23 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995, File No. 33-98692).

 #10.24 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

 #10.25     1995  Executive  Variable   Compensation  Program  (incorporated  by
            reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

 #10.26     1998 Executive and Senior Management Variable Compensation Plan.

 #10.27     1997 Stock Option Plan.

 #10.28     1996 Employee Stock Purchase Plan, as amended.

 #10.29 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

 #10.30     1998 Profit Sharing Plan.

 #10.31     Employment Agreement between the Company and William J. Miller.

 #10.32     Change-in-Control  Agreement  between  the  Company  and  William J.
            Miller.

 #10.33     Employment Agreement between the Company and William L. Flaherty.

 #10.34     Change-in-Control  Agreement  between  the  Company  and  William L.
            Flaherty.

 #10.35 Employment agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

*#10.36     1999 Profit Sharing Plan.

*#10.37     1999 Executive and Senior Management Variable Compensation Plan.

  10.38 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

 *10.39     Form of Electronic Software License Agreement.

*#10.40 Form of Employment Agreements between the Company and certain Executive Officers.

*#10.41 Form of Change-in-Control Agreement between the Company and certain Executive Officers.

*#10.42     Employment Agreement between the Company and Clifford Jenks.

*#10.43     Change-in-Control Agreement between the Company and Clifford Jenks.

 *21        Subsidiaries of the Registrant.

 *23.1      Consent of PricewaterhouseCoopers LLP.
----------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

(b)   REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K/A on October 19, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:  /s/ William J. Miller              By:  /s/ William L. Flaherty
     -----------------------                 -----------------------
     William J. Miller                       William L. Flaherty
     Chairman of the Board                   Senior Vice President of
     and Chief Executive Officer             Finance, Chief Financial
     (Principal Executive Officer)           Officer and Treasurer
                                             (Principal Financial Officer)

Date:  March 30, 1999                   Date:  March 30, 1999
       --------------                          --------------

By:  /s/ Carol L. Reid
     -----------------------
     Carol L. Reid
     Vice President and
     Corporate Controller
     (Principal Accounting Officer)

Date:  March 30, 1999
       --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       NAME                           TITLE                        DATE
       ----                           -----                        ----

 /s/ Charles T. Brumback             Director                  March 21, 1999
 ------------------------                                      --------------
  Charles T. Brumback

 /s/ William E. Foster               Director                  March 29, 1999
 ------------------------                                      --------------
  William E. Foster

 /s/ Peter C. Gotcher                Director                  March 24, 1999
 ------------------------                                      --------------
  Peter C. Gotcher

 /s/ Robert M. Halperin              Director                  March 23, 1999
 ------------------------                                      --------------
  Robert M. Halperin

 /s/ Nancy Hawthorne                 Director                  March 21, 1999
 ------------------------                                      --------------
  Nancy Hawthorne

 /s/ Roger J. Heinen, Jr.            Director                  March 25, 1999
 ------------------------                                      --------------
  Roger J. Heinen, Jr.

 /s/ Daniel Langlois                 Director                  March 30, 1999
 ------------------------                                      --------------
  Daniel Langlois

 /s/ Lucille S. Salhany              Director                  March 27, 1999
 ------------------------                                      --------------
  Lucille S. Salhany

 /s/ William J. Warner               Director                  March 30, 1999
 ------------------------                                      --------------
  William J. Warner

                             AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                             AVID TECHNOLOGY, INC.

          SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997 and 1996

                                                                 Additions
                                                         --------------------------
                                         Balance at      Charged to      Charged to                             Balance at
                                        beginning of     costs and          other                                 end of
         Description                       period         expenses        accounts          Deductions            period
-------------------------------         ------------     ----------      ----------        ------------         ----------
Allowance for doubtful accounts

     December 31, 1998                   $7,097,893      $2,103,801      $(116,756)        $(3,216,947)(a)      $5,867,991

     December 31, 1997                    6,959,243       2,032,489       (413,862)         (1,479,977)(a)       7,097,893

     December 31, 1996                    6,011,617       5,599,130        792,927          (5,444,431)(a)       6,959,243

Sales returns and allowances

     December 31, 1998                     $430,710                       $879,670(b)          $(6,994)(a)      $1,303,386

     December 31, 1997                      559,600                        152,272(b)         (281,162)(a)         430,710

     December 31, 1996                      460,595                        283,478(b)         (184,473)(a)         559,600

Inventory valuation allowance

       December 31, 1998                 $8,927,841      $3,668,098        $57,049         $(5,163,997)(a)      $7,488,990

       December 31, 1997                  8,372,460       5,136,384        166,187          (4,747,190)(a)       8,927,841

       December 31, 1996                  9,780,463      22,925,413                        (24,333,416)(a)       8,372,460

(a) Amount represents write-offs, net of recoveries.
(b) Sales return provisions are charged directly against revenue.

                               INDEX TO EXHIBITS


Exhibit No.          Description                                          Page

     2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998, File No. 0-21174).

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

     4.3 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report a Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

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

   10.12 Seventh Amendment dated as of October 1, 1997 to Amended and Restated Revolving Credit Agreement (the "Seventh Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on
            Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

   10.13 Eighth Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment (the "Eighth Amendment"), by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998, File No. 0-21174)

   10.14 Ninth Amendment dated as of September 30, 1998 to Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed on schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

   10.15    Form of  Distribution  Agreement  (incorporated  by reference to the
            Registrant's   Registration   Statement  on  Form  S-1  as  declared
            effective by the Commission on March 11, 1993, File No. 33-57796).

   10.16 Form of Purchase and License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

   10.17 Form of Software Only License Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.18 1989 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S- 1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.19    1993  Stock  Incentive  Plan   (incorporated  by  reference  to  the
            Registrant's   Registration   Statement  on  Form  S-1  as  declared
            effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.20 1993 Director Stock Option Plan, as amended (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 27, 1995, File No. 0-21174).

  #10.21 1993 Executive Compensation Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

  #10.22 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64130).

  #10.23 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995, File No. 33-98692).

  #10.24 Digidesign, Inc. 1991 Stock Option Plan (incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

  #10.25    1995  Executive  Variable   Compensation  Program  (incorporated  by
            reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

  #10.26    1998 Executive and Senior Management Variable Compensation Plan.

  #10.27    1997 Stock Option Plan.

  #10.28    1996 Employee Stock Purchase Plan, as amended.

  #10.29 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

  #10.30    1998 Profit Sharing Plan.

  #10.31    Employment Agreement between the Company and William J. Miller.

  #10.32    Change-in-Control  Agreement  between  the  Company  and  William J.
            Miller.

  #10.33    Employment Agreement between the Company and William L. Flaherty.

  #10.34    Change-in-Control  Agreement  between  the  Company  and  William L.
            Flaherty.

  #10.35 Employment agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

 *#10.36    1999 Profit Sharing Plan.

 *#10.37    1999 Executive and Senior Management Variable Compensation Plan.

   10.38 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

  *10.39    Form of Electronic Software License Agreement.

 *#10.40 Form of Employment Agreements between the Company and certain Executive Officers.

 *#10.41 Form of Change-in-Control Agreement between the Company and certain Executive Officers.

 *#10.42    Employment Agreement between the Company and Clifford Jenks.

 *#10.43    Change-in-Control Agreement between the Company and Clifford Jenks.

     *21    Subsidiaries of the Registrant.

   *23.1    Consent of PricewaterhouseCoopers LLP.

-----------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.