Form 10-Q
period 1999-03-31
AVID TECHNOLOGY INC
filed 1999-05-12
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                  May 12, 1999





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  QUARTERLY REPORT ON FORM 10-Q
                  -----------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                 Very truly yours,


                                 /s/ Ethan E. Jacks


                                 Ethan E. Jacks
                                 General Counsel

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999
                                    _________

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

                                 Yes __X__ No _____

      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                 Yes __X__ No _____

The number of shares outstanding of the registrant's Common Stock as of May 10, 1999 was 23,978,106.

================================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 1999

                                TABLE OF CONTENTS




                                                                  Page



PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 1999 and 1998 .................1

   b) Condensed Consolidated Balance Sheets as of
      March 31, 1999 (unaudited) and December 31, 1998....................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 1999 and 1998..................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10

PART II.   OTHER INFORMATION

ITEM 6.....Exhibits and Reports on Form 8-K..............................19

Signatures...............................................................20

EXHIBIT INDEX............................................................21

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                 Three Months Ended March 31,
                                               --------------------------------
                                                  1999                1998
                                               ------------        ------------
                                               (unaudited)         (unaudited)
Net revenues                                      $111,283            $108,742
Cost of revenues                                    44,420              45,527
                                               ------------        ------------
  Gross profit                                      66,863              63,215
                                               ------------        ------------

Operating expenses:
  Research and development                          24,248              20,312
  Marketing and selling                             32,563              27,694
  General and administrative                         6,741               6,579
  Amortization of acquisition-related
    intangible assets                               20,511
                                               ------------        ------------
    Total operating expenses                        84,063              54,585
                                               ------------        ------------

Operating income (loss)                            (17,200)              8,630
Interest and other income, net                         600               2,536
                                               ------------        ------------
Income (loss) before income taxes                  (16,600)             11,166
Provision for (benefit from) income taxes           (5,146)              3,461
                                               ------------        ------------

Net income (loss)                                 ($11,454)             $7,705
                                               ============        ============

Net income (loss) per common share - basic          ($0.47)              $0.34
                                               ============        ============

Net income (loss) per common share - diluted        ($0.47)              $0.31
                                               ============        ============

Weighted average common shares outstanding -
basic                                               24,391              22,908
                                               ============        ============

Weighted average common shares outstanding -
diluted                                             24,391              24,587
                                               ============        ============









The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   March 31,       December 31,
                                                     1999              1998
                                                  ------------     -------------
                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $53,720           $62,904
  Marketable securities                                47,794            48,922
  Accounts receivable, net of allowances of
   $6,923 and $7,171 in 1999 and 1998, respectively    68,982            89,754
  Inventories                                          11,828            11,093
  Deferred tax assets                                  19,341            17,771
  Prepaid expenses                                      6,816             6,095
  Other current assets                                  4,062             5,108
                                                  ------------     -------------
    Total current assets                              212,543           241,647

  Property and equipment, net                          35,464            35,398
  Long-term deferred tax assets                        24,020            23,891
  Acquisition-related intangible assets               161,193           181,631
  Other assets                                          6,393             4,148
                                                  ------------     -------------
    Total assets                                     $439,613          $486,715
                                                  ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $21,168           $24,311
  Current portion of long-term debt                       405               398
  Accrued compensation and benefits                    15,074            29,031
  Accrued expenses                                     29,466            32,708
  Income taxes payable                                  7,939            13,715
  Deferred revenues                                    19,625            22,519
                                                  ------------     -------------
    Total current liabilities                          93,677           122,682

Long-term debt and other liabilities, less
 current portion                                        5,987            13,261

Purchase consideration                                 43,355            60,461

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                            265               265
  Additional paid-in capital                          360,241           349,289
  Retained earnings                                     2,627            14,338
  Treasury stock                                      (60,280)          (68,024)
  Deferred compensation                                (3,283)           (3,773)
  Accumulated other comprehensive income (loss)        (2,976)           (1,784)
                                                  ------------     -------------
    Total stockholders' equity                        296,594           290,311
                                                  ------------     -------------
    Total liabilities and stockholders' equity       $439,613          $486,715
                                                  ============     =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       1999             1998
                                                    (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  ($11,454)        $7,705
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                       25,283          6,122
   Compensation from stock grants and options             332          1,534
   Provision for doubtful accounts                        471             58
   Changes in deferred tax assets                        (129)           260
   Gain on disposal of equipment                          (60)          (292)
   Changes in operating assets and liabilities:
      Accounts receivable                              17,382         11,888
      Inventories                                       3,042           (795)
      Prepaid expenses and other current assets           126         (1,409)
      Accounts payable                                 (3,151)           (99)
      Income taxes payable                             (7,471)         2,303
      Accrued expenses, compensation, and benefits    (16,074)        (9,086)
      Deferred revenues                                (1,064)          (100)
--------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES              7,233         18,089
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other
   assets                                              (8,750)        (5,961)
  Proceeds from disposal of equipment                     134            629
  Purchases of marketable securities                  (23,235)       (54,924)
  Proceeds from sales of marketable securities         24,327         32,164
  Investment in joint venture                          (1,500)
  Payments on note issued in connection with
   acquisition                                         (8,095)
--------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES:               (17,119)       (28,092)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                             (225)          (269)
  Purchase of common stock for treasury                  (531)        (5,963)
  Proceeds from issuance of common stock                2,546          5,006
--------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    1,790         (1,226)
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash
 equivalents                                           (1,088)            81
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (9,184)       (11,148)
Cash and cash equivalents at beginning of period       62,904        108,308
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $53,720        $97,160
________________________________________________________________________________



Non-cash Financing and Investing Activities:
Property and equipment and inventory transferred
 to joint venture                                        $500





The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries ("Avid" or "the Company"). The interim financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1998 on Form 10-K, which included all information and footnotes necessary for such presentation.

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


2.    NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:
(in  thousands, except per share data)

                                           For the Three Months Ended March 31,
                                          --------------------------------------
                                                   1999                 1998
                                              -------------        -------------
Basic EPS
   Numerator:
    Net income (loss)                          ($11,454)               $7,705
   Denominator:
    Weighted common shares outstanding           24,391                22,908

   Basic EPS                                     ($0.47)                $0.34
                                              =============        =============


Diluted EPS
   Numerator:
    Net income (loss)                          ($11,454)               $7,705
   Denominator:
    Weighted common shares outstanding           24,391                22,908
    Weighted common stock equivalents                 -                 1,679
                                              -------------        -------------
                                                 24,391                24,587

   Diluted EPS                                   ($0.47)                $0.31
                                              =============        =============

Options and warrants to purchase 5,611,041 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999 because their inclusion would be anti-dilutive. Approximately 2,777,734 of these weighted shares had an exercise price that exceeded the average market price of common stock during that period. Options to purchase 71,747 weighted shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three month period ended March 31, 1998 because the exercise prices of those options exceeded the average market price of common stock for the three-month period ended March 31, 1998.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                 March 31,       December 31,
                                   1999              1998
                               --------------    --------------
Raw materials                         $6,143            $6,193
Work in process                        1,965             2,081
Finished goods                         3,720             2,819
                               --------------    --------------
                                     $11,828           $11,093
                               ==============    ==============

4.    PROPERTY AND EQUIPMENT, NET


Property and equipment, net, consists of the following (in thousands):

                                                   March 31,        December 31,
                                                     1999              1998
                                                 -------------     -------------
Computer and video equipment                         $88,912           $85,365
Office equipment                                       5,045             4,874
Furniture and fixtures                                 7,194             7,138
Leasehold improvements                                15,486            15,287
                                                 -------------     -------------
                                                     116,637           112,664
Less accumulated depreciation and amortization        81,173            77,266
                                                 -------------     -------------
                                                     $35,464           $35,398
                                                 =============     =============


5.    INVESTMENT IN JOINT VENTURE

On January 27, 1999, the Company, with Tektronix, Inc., incorporated a 50% owned and funded newsroom venture, AvStar Systems LLC ("AvStar"), which began operations in February 1999 with its corporate office located in Madison, Wisconsin. The joint venture is dedicated to providing the next generation of digital news production products. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million in cash and $0.5 million of licensed technology, fixed assets and inventory.


6.    LONG-TERM DEBT AND PURCHASE CONSIDERATION

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments as provided for in the underlying agreement relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. Through March 31, 1999, the Note has been increased by approximately $6.3 million for forfeited Avid stock options. The Company made cash payments of approximately $180,000 for interest and $8.0 million for principal during the quarter ended March 31, 1999.

In conjunction with the acquisition of Softimage, the Company issued stock options to retained employees. As agreed with the seller, the value of the note payable to the seller will be increased by $39.71 for each share underlying options that become forfeited by employees. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the note payable to the seller is increased, with Purchase Consideration being reduced by a corresponding amount in either case.


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

The Company also receives inquiries from time to time with regard to additional possible patent infringement claims. These inquiries are generally referred to counsel and are in various stages of discussion. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.



8.    CAPITAL STOCK

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. As of December 31, 1998, the Company had repurchased approximately 1.9 million additional shares of Avid common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. As of March 31, 1999, the balance of shares authorized for repurchase was 1.5 million shares.


9.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, was approximately ($12.6) million and $8.0 million for the three-month periods ended March 31, 1999 and 1998, respectively, which consists of net income (loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. This calculation is in accordance with the requirements of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and has no impact on the Company's net income or stockholders' equity.



10.   SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects; Professional Audio.

The following is a summary of the Company's operations by operating segment for the three months ended March 31, 1999 and 1998 (in thousands):


                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                             1999             1998
                                           ----------       ----------
       Video and Film Editing and Effects:
                 Net revenues                $86,025          $92,504
                                           ==========       ==========
                 Depreciation                 $4,847           $5,175
                                           ==========       ==========
                 Operating income (loss)    ($3,754)           $5,627
                                           ==========       ==========
       Professional Audio:
                 Net revenues                $25,258          $16,238
                                           ==========       ==========
                 Depreciation                   $275             $367
                                           ==========       ==========
                 Operating income             $7,065           $3,003
                                           ==========       ==========
       Segment Totals:
                 Net revenues               $111,283         $108,742
                                           ==========       ==========
                 Depreciation                 $5,122           $5,542
                                           ==========       ==========
                 Operating income             $3,311           $8,630
                                           ==========       ==========

The following table reconciles segment operating income (loss) to total consolidated operating income (loss) for the three months ended March 31, 1999 and 1998 (in thousands):


                                                         1999        1998
                                                       ---------    --------
    Total operating income for reportable segments       $3,311      $8,630
      Unallocated amount:
      Amortization of acquisition-related               (20,511)
      intangible assets
                                                       ---------    --------
    Consolidated operating income (loss)               ($17,200)     $8,630
                                                       =========    ========

The 1999 unallocated amount represents the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage.



11. SUPPLEMENTAL RECONCILIATION OF NET INCOME (LOSS) TO TAX-EFFECTED INCOME EXCLUDING AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income and diluted per share amounts excluding amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the periods presented.


(in thousands, except per share data)

                                                      For the Three Months
                                                         Ended March 31,
                                                 -------------------------------
                                                      1999              1998
                                                 --------------    -------------
   Net income (loss)                                ($11,454)          $7,705
 Adjustments:
   Amortization of acquisition-related
    intangible assets                                 20,511
   Tax impact of adjustment                           (6,359)
                                                 --------------    -------------
Tax-effected income excluding amortization of
 acquisition-related intangible assets                $2,698           $7,705
                                                 ==============    =============

Tax-effected income per diluted share excluding
  amortization of acquisition-related
  intangible assets                                    $0.10            $0.31
                                                 ==============    =============

Weighted average common shares outstanding -
diluted - used for calculation                        27,225           24,587
                                                 ==============    =============

The 1999 adjustment represents the amortization of $20.5 million related to acquired intangible assets, including goodwill, associated with the acquisition of Softimage.

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

In August 1998, the Company acquired the business of Softimage. The acquisition was recorded as a purchase and, accordingly, the results of Softimage are included in the Company's financial statements as of the acquisition date.


RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased to $111.3 million in the quarter ended March 31, 1999 from $108.7 million in the same quarter of last year. Revenues reflected incremental Softimage business and increased sales of digital audio products. These increased revenues were partially offset by decreased sales of Media Composer products and related storage peripherals and Broadcast products. During the first quarter of 1999, the Company began shipments of Pro Tools|24 Mix and Mix
Plus for Windows NT. To date, product returns of all products have been immaterial.

Net revenues derived through indirect channels were greater than 85% of net revenue for the three months ended March 31, 1999, compared to greater than 65% of net revenue for the same period in 1998 and greater than 70% of net revenue for the full year ended December 31, 1998.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 54% and 48% of the Company's first quarter 1999 and 1998 net revenues, respectively. International sales increased approximately 16% in the first quarter of 1999 compared to the same period in 1998. The increase in international sales reflected increases in Europe and, to a lesser extent, the Asia Pacific region.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs and sales of aftermarket hardware products. Gross margin increased to 60.1% in the first quarter of 1999 compared to 58.1% in the same period of 1998. This increase was primarily due to lower material costs, continued improvements in manufacturing efficiencies, and a favorable product mix, principally from Softimage product margins. The Company currently expects that gross margins for the remainder of 1999 will approximate results of the most recent quarter.

Research and Development

Research and development expenses increased by $3.9 million (19.4%) in the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to incremental Softimage costs as well as additions to the Company's engineering staffs for the continued development of new and existing products. Research and development expenses increased as a percentage of net revenues to 21.8% in the first quarter of 1999 from 18.7% for the same period in 1998. This percentage increase was primarily due to the increase in research and development expenses as noted above.

Marketing and Selling

Marketing and selling expenses increased by approximately $4.9 million (17.6%) in the first quarter of 1999 compared to the same period in 1998 primarily due to incremental Softimage costs and increased spending on various marketing programs. Marketing and selling expenses increased as a percentage of net revenues to 29.3% in the first quarter of 1999 from 25.5% for the same period in 1998. This percentage increase was primarily due to the increase in marketing and selling expenses as noted above.

General and Administrative

General and administrative expenses increased by $162,000 (2.5%) in the first quarter of 1999 compared to the same period in 1998. The increase is primarily attributable to increased compensation-related expenses. General and administrative expenses remained flat as a percentage of net revenues, at 6.1% in the first quarters of 1999 and 1998.

Amortization of Acquisition-related Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. Results for the quarter ended March 31, 1999 reflect amortization of $20.5 million associated with these acquisition-related intangible assets.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the first quarter in 1999 decreased $1.9 million as compared to the same period in 1998. This decrease in interest and other income, net was primarily due to lower cash and investment balances and to Avid's share of the net losses of its joint venture with Tektronix.

Provision for Income Taxes

The Company's effective tax rate was 31% for the first quarters of 1999 and 1998. The 1999 and 1998 effective tax rates of 31% are different from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $101.5 million.

With respect to cash flow, net cash provided by operating activities was $7.2 million for the period ended March 31, 1999 compared to $18.1 million in 1998. During the three months ended March 31, 1999, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as a decrease in accounts receivable, partially offset by decreases in accrued expenses and income taxes payable. During the three months ended March 31, 1998, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization, as well as a decrease in accounts receivable, partially offset by a decrease in accrued expenses.

The Company purchased $8.8 million of property and equipment and other assets during the three months ended March 31, 1999, compared to $6.0 million in the same period in 1998. These purchases included hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized $8.1 million to pay down a portion of the note issued to Microsoft Corporation in connection with the acquisition of Softimage. Additionally, the Company made a cash investment of $1.5 million into a joint venture with Tektronix.

The Company maintains an unsecured line of credit agreement with a group of banks that provides for up to $35.0 million in revolving credit. The line of credit agreement, as renewed and amended, expires on June 29, 1999. Under the terms of the agreement, the Company must pay an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against the line and was not in default of any financial covenants as of March 31, 1999. The Company believes existing cash and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1997, the Company had repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. As of December 31, 1998, the Company had repurchased approximately 1.9 million additional shares of Avid common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. As of March 31, 1999, the balance of shares authorized for repurchase was 1.5 million shares.

Other planned uses of cash include the efforts to develop the purchased in-process research and development related to the Softimage acquisition into commercially viable products. Additionally, the note issued to Microsoft Corporation in connection with the Softimage acquisition is due and payable in June 2003.


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

The readiness status of the Company's hardware and software products is available on the Company's web site, which is updated from time to time. This web site has been and will continue to be the Company's primary method for communicating information about its products to the public. With respect to its products, the Company has created categories to describe the status of its products. Approximately 70% of the products that the Company has considered for testing have been classified as "Year 2000 Ready." The "Year 2000 Ready" category indicates that the Company has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999, provided that all products used in conjunction with the Avid product exchange accurately formatted information with the Avid product. The Company intends to continue testing the majority of the remaining 30% of its designated products and to provide updates such as software patches, workarounds, or other solutions for such designated products where necessary to make them Year 2000 ready. In certain cases, for older products, the Company has or may deem it inappropriate to test or provide upgrade paths for Year 2000 readiness. Because all customer situations cannot be anticipated, the Company may see a change in demand or an increase in warranty or service claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

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

The costs of the readiness program are primarily costs of existing internal resources and expertise combined with small incremental external spending. The entire cost of the program is estimated at $3.2 million, of which approximately 50% has been incurred through April 30, 1999. Costs for business system replacements or upgrades unrelated to Year 2000 issues are not included in this estimate. No future material product readiness costs are anticipated. However, milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available.

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


EUROPEAN MONETARY UNION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries agreed to adopt the euro as their common legal currency. However, the legacy currencies will also remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may elect to pay or charge for goods and services using either the euro or the participating country's legacy currency.

The Company began conducting certain business transactions in the euro on January 1, 1999, and will change its functional currencies for the effected countries to the euro by the end of the three-year transition period. The conversion to the euro has not and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of its European businesses.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company began shipping its Avid Symphony product, which is based on Intel Architecture ("IA") computers and the Microsoft Windows NT operating system, and its SOFTIMAGE|DS and Pro Tools|24 Mix products during 1998. The Company expects that a significant portion of its future revenues will be attributable to sales of these newly introduced products. However, if these products fail to achieve anticipated levels of market acceptance, the Company's revenues and results of operations could be adversely affected. In addition, the Company from time to time develops new products or upgraded existing products to incorporate advances in enabling technologies. For example, the Company is continuing to develop additional products that operate using IA - based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based and other products in anticipation of the release of such new products, that the Company will be successful in developing additional new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based or other products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

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

The Company's gross margin may fluctuate based on factors such as the mix of products sold, cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected. In addition, during 1998 and 1999, the Company installed server-based, all-digital broadcast newsroom systems at certain customer sites. Some of these systems have been accepted by customers, and the resulting revenues and associated costs were recognized by the Company. Others of these systems have not yet been accepted by customers. The Company believes that such installations, when and if fully recognized as revenue on customer acceptance, will be profitable. However, the Company is unable to determine whether and when the systems will be accepted. In any event, the Company believes that, because of the high proportion of third-party hardware, including computers and storage devices, included in such systems, the gross margins on such sales will be lower than the gross margins generally on the Company's other systems.

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

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 7 to Condensed Consolidated Financial Statements.

PART II.    OTHER INFORMATION
ITEM 6.     Exhibits and Reports on Form 8-K


 (a)  EXHIBITS

      27          Financial Data Schedule


(b)   REPORTS ON FORM 8-K.  For the fiscal  quarter  ended March 31,  1999,  the
      Company  filed  one  Current  Report  on Form  8-K on  February  4,  1999,
      reporting under Item 5 its preliminary results of operations for the fourth quarter of 1998. The report included unaudited condensed consolidated statements of operations before acquisition-related charges.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.


Date:   May 12, 1999        By: /s/ William L. Flaherty
                                --------------------
                                William L. Flaherty
                                Senior Vice President of
                                Finance, Chief Financial
                                Officer and Treasurer
                                (Principal Financial Officer)



Date:   May 12, 1999        By: /s/ Carol L. Reid
                                --------------------
                                Carol L. Reid
                                Vice President and Corporate
                                Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION                         PAGE


27               Financial Data Schedule