Form 10-Q
period 1999-06-30
AVID TECHNOLOGY INC
filed 1999-08-12
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                                     August 12, 1999





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


                  Re:      Avid Technology, Inc.
                           File No. 0-21174
                           Quarterly Report on Form 10-Q

Ladies and Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                                 Yes __X__ No _____


The number of shares outstanding of the registrant's Common Stock as of August 10, 1999 was 23,720,574.

================================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                         PAGE


PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements:

  a)  Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 ...................................1

  b)  Condensed Consolidated Balance Sheets as of
      June 30, 1999 (unaudited) and December 31, 1998........................2

  c)  Condensed Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 1999 and 1998 .......................3

  d)  Notes to Condensed Consolidated Financial Statements (unaudited).......4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................11

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders..............21

ITEM 5.    Other Events.....................................................22

ITEM 6.    Exhibits and Reports on Form 8-K.................................23

Signatures..................................................................24

EXHIBIT INDEX...............................................................25

PART I.          FINANCIAL INFORMATION
ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                     --------------------  ---------------------
                                        1999       1998      1999        1998
                                    (unaudited)(unaudited)(unaudited)(unaudited)
Net revenues                         $116,353    $112,852   $227,636    $221,594
Cost of revenues                       50,275      44,537     94,696      90,064
                                     ---------   ---------  ---------  ---------
  Gross profit                         66,078      68,315    132,940     131,530
                                     ---------   ---------  ---------  ---------

Operating expenses:
  Research and development             22,644      20,616     46,893      40,928
  Marketing and selling                33,525      30,584     66,087      58,278
  General and administrative            7,270       6,450     14,011      13,029
  Amortization of
    acquisition-related
    intangible assets                  19,787                 40,298
                                     ---------   ---------  ---------  ---------
    Total operating expenses           83,226      57,650    167,289     112,235
                                     ---------   ---------  ---------  ---------

Operating income (loss)               (17,148)     10,665    (34,349)     19,295
Interest and other income, net          1,263       2,713      1,863       5,249
                                     ---------   ---------  ---------  ---------
Income (loss) before income taxes     (15,885)     13,378    (32,486)     24,544
Provision for (benefit from)
 income taxes                          (7,849)      4,147    (12,995)      7,608
                                     ---------   ---------  ---------  ---------

Net income (loss)                     ($8,036)     $9,231   ($19,491)    $16,936
                                     =========   =========  =========  =========

Net income (loss) per common share
 - basic                               ($0.34)      $0.40     ($0.81)      $0.74
                                     =========   =========  =========  =========

Net income (loss) per common share
 - diluted                             ($0.34)      $0.37     ($0.81)      $0.69
                                     =========   =========  =========  =========

Weighted average common shares
outstanding - basic                    23,946      23,076     24,167      22,993
                                     =========   =========  =========  =========

Weighted average common shares
outstanding - diluted                  23,946      24,833     24,167      24,687
                                     =========   =========  =========  =========





The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                       June 30,     December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $51,352       $62,904
  Marketable securities                                  31,104        48,922
  Accounts receivable, net of allowances of
   $7,827 and $7,171 at June 30, 1999 and
   December 31, 1998, respectively                       75,579        89,754
  Inventories                                            11,235        11,093
  Deferred tax assets                                    19,308        17,771
  Prepaid expenses                                        7,021         6,095
  Other current assets                                    4,315         5,108
                                                      ----------    ----------
   Total current assets                                 199,914       241,647

 Property and equipment, net                             38,491        35,398
 Long-term deferred tax assets                           34,292        23,891
 Acquisition-related intangible assets                  134,640       181,631
 Other assets                                             6,215         4,148
                                                      ----------    ----------
   Total assets                                        $413,552      $486,715
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $28,229       $24,311
  Current portion of long-term debt                         165           398
  Accrued compensation and benefits                      15,517        29,031
  Accrued expenses                                       29,546        32,708
  Income taxes payable                                    1,783        13,715
  Deferred revenues                                      19,257        22,519
                                                      ----------    ----------
   Total current liabilities                             94,497       122,682

Long-term debt, less current portion                      8,647        13,261

Purchase consideration                                   39,157        60,461

Commitments and contingencies

Stockholders' equity:
  Preferred stock
  Common stock                                              265           265
  Additional paid-in capital                            359,305       349,289
  Retained earnings (accumulated deficit)                (5,578)       14,338
  Treasury stock                                        (76,605)      (68,024)
  Deferred compensation                                  (2,747)       (3,773)
  Accumulated other comprehensive loss                   (3,389)       (1,784)
                                                      ----------    ----------
   Total stockholders' equity                           271,251       290,311
                                                      ----------    ----------
   Total liabilities and stockholders' equity          $413,552      $486,715
                                                      ==========    ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1999             1998
                                                    (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   ($19,491)         $16,936
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                       49,916           10,851
    Compensation from stock grants and options             763            3,099
    Provision for doubtful accounts                      1,222              567
    Changes in deferred tax assets                        (133)             223
    (Gain) loss on disposal of equipment                   122             (539)
    Changes in operating assets and liabilities:
       Accounts receivable                               8,126           13,296
       Inventories                                       3,340              783
       Prepaid expenses and other current assets          (457)          (2,056)
       Accounts payable                                  4,099           (1,380)
       Income taxes payable                            (13,505)           6,230
       Accrued expenses, compensation and benefits     (18,821)          (7,543)
       Deferred revenues                                (1,269)          (5,115)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:              13,912           35,352
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other
   assets                                              (16,164)          (9,117)
  Proceeds from disposal of equipment                    1,152            1,218
  Purchases of marketable securities                   (26,764)        (100,300)
  Proceeds from sales of marketable securities          44,512           83,817
  Investment in joint venture                           (1,500)
  Payments on note issued in connection with
   acquisition                                          (8,000)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES:                  (6,764)         (24,382)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                              (303)            (468)
  Purchase of common stock for treasury                (19,518)         (12,837)
  Proceeds from issuance of common stock                 2,664            8,775
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES:                 (17,157)          (4,530)
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash
 equivalents                                            (1,543)             (23)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (11,552)           6,417
Cash and cash equivalents at beginning of period        62,904          108,308
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $51,352         $114,725
--------------------------------------------------------------------------------



Non-cash Financing and Investing Activities:
Property and equipment and inventory transferred
 to joint venture                                         $500            -




The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.     FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or "the Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1998 on Form 10-K, which included all information and footnotes necessary for such presentation.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, the recoverability of intangible assets including goodwill, and income tax valuation allowances. Actual results could differ from those estimates.


2.     NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerator and denominator of the basic and diluted net income (loss) per share computations shown on the Condensed Consolidated Statements of Operations:

(In thousands, except per share data)

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      -------------------   --------------------
                                        1999       1998       1999        1998
                                      --------   --------   ---------   --------
Basic net income (loss) per share
 Numerator:
  Net income (loss)                   ($8,036)    $9,231    ($19,491)   $16,936
 Denominator:
  Weighted common shares outstanding   23,946     23,076      24,167     22,993

 Basic net income (loss) per share     ($0.34)     $0.40      ($0.81)     $0.74
                                      ========   ========   =========   ========


Diluted net income (loss) per share
 Numerator:
  Net income (loss)                   ($8,036)    $9,231    ($19,491)   $16,936
 Denominator:
  Weighted common shares outstanding   23,946     23,076      24,167     22,993
  Weighted common stock equivalents       -        1,757         -        1,694
                                      --------   --------   ---------   --------
                                       23,946     24,833      24,167     24,687

  Diluted net income (loss) per share  ($0.34)     $0.37      ($0.81)     $0.69
                                      ========   ========   =========   ========


Options and warrants to purchase 6,985,670 and 6,720,175 weighted shares of common stock outstanding were excluded from the calculation of diluted net
(loss) per share for the three- and six-month periods ended June 30, 1999, respectively, because their inclusion would be anti-dilutive. Options to purchase 77,786 and 73,391 weighted shares of common stock outstanding were excluded from the calculation of diluted net income per share for the three- and six-month periods ended June 30, 1998, respectively, because the exercise prices of those options exceeded the average market price of common stock for the three- and six-month periods ended June 30, 1998.


3.     INVENTORIES

Inventories consist of the following (in thousands):

                                  June 30,                 December 31,
                                    1999                       1998
                             ------------------         ------------------
Raw materials                      $7,077                     $6,193
Work in process                     1,362                      2,081
Finished goods                      2,796                      2,819
                             ------------------         ------------------
                                  $11,235                    $11,093
                             ==================         ==================



4.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                    June 30,        December 31,
                                                      1999             1998
                                                 ------------      -------------
Computer and video equipment                        $94,385           $85,365
Office equipment                                      5,097             4,874
Furniture and fixtures                                8,559             7,138
Leasehold improvements                               15,678            15,287
                                                 ------------      -------------
                                                    123,719           112,664
Less accumulated depreciation and amortization       85,228            77,266
                                                 ------------      -------------
                                                    $38,491           $35,398
                                                 ============      =============


5.     LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks, which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 29, 1999 to expire on June 28, 2000. Under the terms of the agreement, the Company must pay an annual commitment fee of 3/8% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of June 30, 1999.


6.     INVESTMENT IN JOINT VENTURE

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


7.     LONG-TERM DEBT AND PURCHASE CONSIDERATION

In connection with the acquisition of the business of Softimage Inc. ("Softimage"), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments as provided for in the underlying agreement relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly.

In conjunction with the acquisition of Softimage, the Company issued stock options to retained employees. As agreed with the seller, the value of the Note will be increased by $39.71 for each share underlying forfeited employee stock options. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the Note is increased, with Purchase Consideration being reduced by a corresponding amount in either case. Through June 30, 1999, the Note has been increased by approximately $8.9 million for forfeited Avid stock options. The Company made cash payments of approximately $8.0 million for principal and $412,000 for interest during the six months ended June 30, 1999.

In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return deductions for a greater portion of the acquired intangible assets.


8.     CONTINGENCIES

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


9.     CAPITAL STOCK

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1998, the Company had repurchased approximately 2.9 million shares of Avid common stock at a cost of $90.6 million, which completed the programs announced during October 1997 and February 1998 and initiated the program announced in October 1998. During the six months ended June 30, 1999, the Company purchased an additional 1.2 million shares at a cost of $19.5 million. As of June 30, 1999, the balance of shares authorized for repurchase was approximately 370,000 shares.


10.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, was approximately ($8.5) million and $9.2 million for the three-month periods ended June 30, 1999 and 1998, respectively, and ($21.1) million and $17.3 million for the six-month periods ended June 30, 1999 and 1998, respectively, which consists of net income
(loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. This calculation is in accordance with the requirements of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and has no impact on the Company's net income or stockholders' equity.


11.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: 1) Video and Film Editing and Effects and 2) Professional Audio.

The following is a summary of the Company's operations by operating segment for the three- and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                       -------------------   ------------------
                                         1999        1998     1999        1998
                                       ---------  --------   --------  --------
Video and Film Editing and Effects:
          Net revenues                  $93,856    $96,856   $179,880   $189,360
                                       =========  ========   =========  ========
          Depreciation                   $4,767     $4,849     $9,614    $10,024
                                       =========  ========   =========  ========
          Operating income (loss)       ($1,616)    $7,876    ($5,370)   $13,503
                                       =========  ========   =========  ========
Professional Audio:
          Net revenues                  $22,497    $15,996    $47,756    $32,234
                                       =========  ========   =========  ========
          Depreciation                     $249       $354       $524       $721
                                       =========  ========   =========  ========
          Operating income               $4,255     $2,789    $11,319     $5,792
                                       =========  ========   =========  ========
Segment Totals:
          Net revenues                 $116,353   $112,852   $227,636   $221,594
                                       =========  ========   =========  ========
          Depreciation                   $5,016     $5,203    $10,138    $10,745
                                       =========  ========   =========  ========
          Operating income               $2,639    $10,665     $5,949    $19,295
                                       =========  ========   =========  ========


The following table reconciles segment operating income to total consolidated operating income (loss) for the three- and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ----------------------   ----------------------
                                    1999         1998        1999        1998
                                 ---------    ---------   ---------    ---------
Total operating income for
 reportable segments               $2,639      $10,665      $5,949      $19,295
  Unallocated amortization
   of acquisition-related
   intangible assets              (19,787)        -        (40,298)         -
                                 =========    =========   =========    =========
Consolidated operating
 income (loss)                   ($17,148)     $10,665    ($34,349)     $19,295
                                 =========    =========   =========    =========


The 1999 unallocated amount represents the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage.


12. SUPPLEMENTAL RECONCILIATION OF NET INCOME (LOSS) TO TAX-EFFECTED INCOME EXCLUDING AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income and diluted per share amounts excluding amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the periods presented.

(in thousands, except per share data)

                                                          For the Three Months
                                                             Ended June 30,
                                                         -----------------------
                                                           1999          1998
                                                         ---------     ---------
  Net income (loss)                                       ($8,036)       $9,231
  Adjustments:
   Amortization of acquisition-related intangible assets   19,787
   Tax impact of adjustment                                (9,059)
                                                         =========     =========
Tax-effected income excluding amortization of
  acquisition-related intangible assets                    $2,692        $9,231
                                                         =========     =========

Tax-effected income per diluted share excluding
 amortization of acquisition-related intangible assets      $0.10         $0.37
                                                         =========     =========

Weighted average common shares outstanding
 - diluted - used for calculation                          25,781        24,833
                                                         =========     =========


(in thousands, except per share data)

                                                           For the Six Months
                                                             Ended June 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------    ---------
  Net income (loss)                                       ($19,491)     $16,936
  Adjustments:
   Amortization of acquisition-related intangible assets    40,298
   Tax impact of adjustment                                (15,417)
                                                         ==========    =========
Tax-effected income excluding amortization of
  acquisition-related intangible assets                     $5,390      $16,936
                                                         ==========    =========

Tax-effected income per diluted share excluding
 amortization of acquisition-related intangible assets       $0.20        $0.69
                                                         ==========    =========

Weighted average common shares outstanding
 - diluted - used for calculation                           26,407       24,687
                                                         ==========    =========


The 1999 adjustments represent the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage. The tax provisions used in each period in 1999 were based on a tax rate of 31% of the profit before taxes, excluding the amortization of acquired intangible assets.


13.    NEW ACCOUNTING PRONOUNCEMENTS

On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The text of this document includes forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid develops and provides digital film, video and audio editing and special effects software and hardware technologies to create media content for information and entertainment applications. Integrated with the Company's digital storage and networking solutions, Avid's products are used worldwide in video and audio production and post-production facilities; film studios; network, affiliate, independent and cable television stations and recording studios; and by advertising agencies; government and educational institutions; corporate communications departments; and individual home users.

In August 1998, the Company acquired the business of Softimage. The acquisition was recorded as a purchase and, accordingly, the results of Softimage are included in the Company's financial statements as of the acquisition date.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of maintenance contracts. Net revenues increased by $3.5 million (3.1%) to $116.4 million in the quarter ended June 30, 1999 from $112.9 million for the same quarter of last year. Net revenues increased by $6.0 million (2.7%) to $227.6 million for the six months ended June 30, 1999 from $221.6 million for the six months ended June 30, 1998. The revenue increase in both periods reflected sales of newer products such as Avid Symphony, Pro Tools|24 Mix and various products on Windows NT platforms, as well as incremental Softimage DS and Softimage 3D revenue. These increases in revenues were offset in part by a decline in revenue from Macintosh-based Media Composer products, customer service, and broadcast products. Based on a review of the revenue of its broadcast business, the Company has changed the status of Tektronix, Inc. from an exclusive to a non-exclusive reseller of these products in North America.

During the second quarter of 1999, the Company began shipments of Avid Unity MediaNet 1.0, Media Composer XL 8.0 for the Macintosh and Windows NT, Avid Xpress 2.1 for Windows NT, and Avid Cinema for Macintosh with USB. During 1999, Avid also began shipping Pro Tools|24 Mix and Mix Plus for Windows NT, MediaDrive rS Plus and Media Illusion 5.1. To date, returns of all products have been immaterial. The Company currently expects revenue for the full year 1999 to be at or near the 1998 full year amount.

Net revenues derived through indirect channels were greater than 90% of net revenue for the three months ended June 30, 1999, compared to greater than 75% of net revenue for the same period in 1998. Indirect channel revenues were approximately 90% of net revenue for the six months ended June 30, 1999 compared to greater than 70% for the same period in 1998. The Company is reviewing minor changes to the channel sales strategy for certain product lines, which may slightly reduce the percentage of indirect channel revenue for the remainder of the year.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 50% and 49% of the Company's second quarter 1999 and 1998 net revenues, respectively. International sales increased by 5.6% in the second quarter of 1999 compared to the same period in 1998. International sales accounted for approximately 52% and 48% of the Company's net revenues for the first six months of 1999 and 1998, respectively. International sales increased by 10.8% in the six months ended June 30, 1999 from the same period in 1998. The increase in international sales reflected increases in Asia and, to a lesser extent, in Europe.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, and sales of aftermarket hardware products. Gross margin decreased to 56.8% in the second quarter of 1999 compared to 60.5% in the same period of 1998 and decreased to 58.4% for the six months ended June 30, 1999 from 59.4% for the same period in 1998. These decreases were primarily related to product price reductions and discounting, product mix and unfavorable service margins, all of which were partially offset by material cost savings. The Company currently expects that gross margin for the remainder of 1999 could be slightly lower than that of the second quarter of 1999 due to changing product mix, product promotions, and other pricing actions.

Research and Development

Research and development expenses increased by $2.0 million (9.8%) in the second quarter of 1999 compared to the same period in 1998 and increased by $6.0 million (14.6%) for the six months ended June 30, 1999 compared to the same period in 1998. These increased expenditures were primarily due to incremental Softimage costs and facilities costs, partially offset by reductions in non-Softimage personnel costs. Research and development expenses increased to 19.5% of net revenues in the second quarter of 1999 compared to 18.3% in the same quarter of 1998 and increased to 20.6% for the six months ended June 30, 1999 from 18.5% for the six months ended June 30, 1998. These increases were primarily due to the increases in research and development expenses noted above.

Marketing and Selling

Marketing and selling expenses increased by approximately $2.9 million (9.6%) in the second quarter of 1999 compared to the same period in 1998 and increased by $7.8 million (13.4%) for the six months ended June 30, 1999 compared to the same period in 1998. These increased expenditures in selling and marketing were primarily due to incremental Softimage costs and increased spending on various marketing programs. Marketing and selling expenses increased to 28.8% of net revenues in the second quarter of 1999 compared to 27.1% in the same quarter of 1998 and increased to 29.0% from 26.3% for the six months ended June 30, 1999 and 1998, respectively. These increases were primarily due to the higher marketing and selling expenses noted above.

General and Administrative

General and administrative expenses increased by $820,000 (12.7%) in the second quarter of 1999 compared to the same period in 1998 and increased by $1.0 million (7.5%) for the six months ended June 30, 1999 compared to the same period in 1998. These increased expenditures in general and administrative expenses were primarily due to incremental Softimage costs, legal and consulting fees, partially offset by reductions in non-Softimage personnel costs. General and administrative expenses increased to 6.2% of net revenues in the second quarter of 1999 compared to 5.7% in the same quarter of 1998 and increased to 6.2% from 5.9% for the six months ended June 30, 1999 and 1998, respectively. These increases were primarily due to higher expenses noted above.

Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. Results for the three- and six-month periods ended June 30, 1999 reflect amortization of $19.8 million and $40.3 million, respectively, associated with these acquisition-related intangible assets.

In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return deductions for a greater portion of the acquired intangible assets.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the three months ended June 30, 1999 decreased $1.5 million as compared to the same period in 1998. For the six months ended June 30, 1999, interest and other income, net decreased $3.4 million as compared to the same period in 1998. For both periods the decrease was primarily due to lower cash and investment balances.

Provision for Income Taxes

The Company's effective tax rate was 49.4% for the second quarter of 1999 compared to 31% for the same period in 1998 and the first quarter of 1999. The change in rate for the current quarter reflects an adjustment to the deductibility of the intangible assets recorded upon the acquisition of Softimage, resulting in an expected annual tax rate for 1999 of 40%. The tax rate for the six-month period ended June 30, 1998 was 31%.

The effective tax rates of 40% for 1999 and 31% for 1998 are different from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, state taxes and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $82.5 million.

With respect to cash flow, net cash provided by operating activities was $13.9 million for the six months ended June 30, 1999 compared to $35.4 million in 1998. During the six months ended June 30, 1999, net cash provided by operating activities consisted primarily of the net loss adjusted for depreciation and amortization and collections in accounts receivable, partially offset by decreases in accrued expenses and income taxes payable. During the six months ended June 30, 1998, cash was generated primarily from net income adjusted for depreciation and amortization as well as from collections of accounts receivable and increases in income taxes payable, offset by decreases in accrued expenses and deferred revenue.

The Company purchased $16.2 million of property and equipment and other long-term assets during the six months ended June 30, 1999, compared to $9.1 million in the same period in 1998. These purchases included hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized $8.0 million to repay a portion of the note issued to Microsoft Corporation in connection with the acquisition of Softimage. Additionally, the Company made a cash investment of $1.5 million into a joint venture with Tektronix, Inc.

The Company maintains a line of credit agreement with a group of banks that provides for up to $35.0 million in unsecured revolving credit. The line of credit agreement, as renewed and amended, expires on June 28, 2000. Under the terms of the agreement, the Company must pay an annual commitment fee of 3/8% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against the line as of June 30, 1999. The Company believes existing cash, cash equivalents and marketable securities, internally generated funds and available borrowings under its bank credit line will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1998, the Company had repurchased approximately 2.9 million shares of Avid common stock at a cost of $90.6 million, which completed the programs announced during October 1997 and February 1998 and initiated the program announced in October 1998. During the six months ended June 30, 1999, the Company purchased an additional 1.2 million shares at a cost of $19.5 million. As of June 30, 1999, the balance of shares authorized for repurchase was approximately 370,000 shares.

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

In 1998, the Company established a worldwide program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program includes the following phases: identification, assessment, testing, remediation, and contingency planning.

The Company has completed over 95% of the currently planned Year 2000 efforts relating to its products. A description of the readiness status of the Company's hardware and software products is available on the Company's web site, which is updated from time to time. This web site has been and will continue to be the Company's primary method for communicating information about its products to the public. Of the products considered for testing, almost all of the current versions of the Company's currently shipping products, along with certain older versions of current products, have been classified as "Year 2000 Ready". The "Year 2000 Ready" category indicates that the Company has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999, provided that all products used in conjunction with the Company's product exchange accurately formatted information with the Company's product. A few products require software updates to address potential Year 2000 issues, or are still scheduled for assessment or testing. The Company has also determined that a number of discontinued or older versions of products will not be tested for Year 2000 issues, and thus makes no representations with regard to the Year 2000 readiness status of those products. As the Company releases new products, the Company expects that such products will also be tested for Year 2000 readiness. Because all customer situations or potential Year 2000 product issues cannot be anticipated, the Company may see a change in demand or an increase in warranty or service claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

With respect to the Company's efforts to address the Year 2000 readiness of its internal business systems, the identification, assessment, testing and remediation phases have, for the most part, been completed. The scope of these efforts were designed to encompass substantially all of the Company's internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing and customer support processes. All of the Company's efforts have been completed with respect to its currently existing enterprise-wide systems and networks. The remaining efforts involve the remediation of certain desktops and departmental systems. Due to the size of this project and the number of ongoing projects unrelated to Year 2000 issues, these remaining activities have been extended from the second quarter for substantial completion in the third quarter of 1999. Certain of the Company's business systems were already scheduled to be replaced in the normal course of business for reasons unrelated to potential Year 2000 issues. Those systems have been or will be tested for Year 2000 issues as part of the normal installation and testing process.

The Company has initiated communications with mission critical third party suppliers and service providers, such as inventory suppliers, equipment suppliers, financial institutions, landlords, and resellers, to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of software, hardware or other products that might contain embedded processors were requested to provide certification regarding the Year 2000 readiness status of their products and business processes. Suppliers of services were also requested to provide certification or other appropriate information regarding their Year 2000 readiness status. For service suppliers who interface with the Company via electronic means, the Company has tested or intends to test mission critical interfaces where possible or appropriate. In addition, in order to protect against the acquisition of additional products or services that may not be Year 2000 ready, the Company has implemented a policy that requires sufficient assurances that such products and services are Year 2000 ready. With respect to the Company's resellers, the Company has requested from them appropriate assurances regarding Year 2000 readiness status of their business processes.

The Company's efforts with respect to third party suppliers and service providers is well underway and is scheduled to be substantially complete during the third quarter of 1999. The Company has experienced some delays in its efforts as it waits for certain third party suppliers and service providers to complete their own programs. The Company intends to continue to monitor those suppliers as part of the Company's overall program monitoring efforts planned for the third and fourth quarters of 1999. The Company does not anticipate any related delays that will significantly impact its Year 2000 readiness as a whole. However, the Company does face a risk with respect to third party suppliers who may prove unable to address and remediate their Year 2000 issues. The Company is developing contingency plans to address the products or services obtained from those third parties who fail to provide the requested information or whose responses are inadequate.

The process of developing the Company's contingency plans for Year 2000 risks is approximately 30% complete. The contingency plans are expected to address all mission critical areas of the Company, including its infrastructure, internal business systems and the third party suppliers and service providers referred to above. In particular, the Company has identified three critical areas as the focus of the contingency plans: customer support, cash flow and revenue generation. The Company expects to complete the creation of contingency plans by the end of the third quarter and to finish testing those plans in the fourth quarter.

The costs of the Year 2000 readiness program are primarily costs of existing internal resources and expertise combined with small incremental external spending for resources such as consultants or updates. The entire cost of the program is estimated at $3.3 million, of which approximately 85% has been incurred through July 31, 1999. Although the Company does not, as a general practice, track internal personnel costs, the Company has included estimates of such costs in the above program cost estimate. Costs for business system replacements or upgrades unrelated to Year 2000 issues are not included in this estimate. No future material product readiness costs are anticipated. However, milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available.

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

The Company began conducting certain business transactions in the euro on January 1, 1999, and will change its functional currencies for the effected countries to the euro by the end of the three-year transition period. The conversion to the euro has not had and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of its European businesses.

NEW ACCOUNTING PRONOUNCEMENTS

On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company began shipping its Avid Symphony product, which is based on Intel Architecture ("IA") computers and the Microsoft Windows NT operating system, and its Softimage DS and Pro Tools|24 products during 1998. The Company began shipping Media Composer XL 8.0 for the Macintosh and Windows NT and Avid Unity MediaNet 1.0 in 1999. The Company expects that a significant portion of its future revenues will be attributable to sales of these newly introduced products. However, if these products fail to achieve anticipated levels of market acceptance, the Company's revenues and results of operations could be adversely affected. In addition, the Company from time to time develops new products or upgraded existing products to incorporate advances in enabling technologies. For example, the Company is continuing to develop additional products that operate using IA - based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based and other products in anticipation of the release of such new products, that the Company will be successful in developing additional new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based or other products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

Certain of the Company's products operate only on specific computer platforms. The Company currently relies on Apple Computer, Inc., IBM and Intergraph as the sole manufacturers of such computer platforms. There can be no assurance that customers will not purchase competitors' products based on other computer platforms, that the respective manufacturers will continue to develop, manufacture, and support such computer platforms suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of computers on the appropriate platforms, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

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

The Company's gross margin fluctuates based on factors such as the mix of products sold, the cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and of customer support costs to cost of goods, sales of third-party computer hardware to its distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected

The Company has shifted an increasing proportion of its sales through indirect channels such as distributors and resellers. The Company believes the overall shift to indirect channels has resulted in an increase in the number of software and circuit board "kits" sold through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices, including accompanying software and circuit boards, sold by the Company through its direct sales force to customers. Resellers and distributors typically purchase software and "kits" from the Company and other turnkey components from other vendor sources in order to produce complete systems for resale. Therefore, to the extent the Company increases its sales through indirect channels, its revenue per unit sale will be less than it would have been had the same sale been made directly by the Company. In the event the Company is unable to increase the volume of sales in order to offset this decrease in revenue per unit sale or is unable to continue to reduce its costs associated with such sales, profits could be adversely affected.

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

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 8 to the Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 2, 1999. At the meeting, Daniel Langlois, William J. Miller, and Lucille S. Salhany were elected as Class III Directors. The vote with respect to each nominee is set forth below:


                          Total Vote For                   Total Vote Withheld
                          Each Director                    From Each Director

Mr. Langlois                23,417,766                           243,216
Mr. Miller                  23,415,900                           245,082
Ms. Salhany                 23,418,910                           242,072

Additional Directors of the Company whose term of office continues after the meeting are Charles T. Brumback, Peter C. Gotcher, Robert M. Halperin, Nancy Hawthorne, Roger J. Heinen, Jr., and William J. Warner.

The stockholders also authorized the amendment of the Company's 1997 Stock Incentive Plan to increase by 500,000 shares to 2,000,000 shares of common stock, the number of shares authorized for issuance under this Plan, by a vote of 17,557,184 shares for, 5,925,145 shares against, 53,738 shares abstaining, with 124,915 broker non-votes.

The stockholders also authorized amendments to the Company's 1993 Director Stock Option Plan by (i) increasing to 10,000 the number of shares granted to each new non-employee director, (ii) increasing to 10,000 the number of options granted annually to non-employee directors, (iii) reducing the term of options granted to non-employee directors to six years, (iv) giving discretion to the Board of Directors to determine at the time of grant the vesting schedule of non-employee director options granted in (i) and (ii) above, and (v) in lieu of annual retainers and/or meeting fees, non-employee directors are entitled to receive immediately exercisable nonstatutory options to purchase shares of Common Stock at half of the fair market value of the Company's Common Stock on the date of grant, by a vote of 18,493,761 shares for, 5,064,680 shares against, 102,541 shares abstaining, with no broker non-votes.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors by a vote of 23,521,718 shares for, 61,316 shares against, and 77,948 shares abstaining.

ITEM 5.           OTHER EVENTS

Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 2000 Annual Meeting of Stockholders (the "2000 Meeting") must be submitted to the Secretary of the Company at its offices, Avid Technology Park, One Park West, Tewksbury, Massachusetts 01876, no later than December 6, 1999.

In addition, the Company's Bylaws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy card as described above). To be timely, the notice must be received by the Company no later than March 24, 2000 or 60 days before the date of the 2000 Meeting, whichever is later. The Company has not yet set a date for the 2000 Meeting. However, if the 2000 Meeting is held on June 2, 2000 (the anniversary of the 1999 Annual Meeting of Stockholders), the deadline for delivery of the notice would be April 3, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1 Tenth Amendment dated as of June 29, 1999 to the Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston)and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

     27  Financial  Data  Schedule

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended June 30, 1999, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Avid Technology, Inc.


Date:      August 12, 1999                   By:  /s/ William L. Flaherty
                                                  -----------------------------
                                                  William L. Flaherty
                                                  Senior Vice President of
                                                  Finance, Chief Financial
                                                  Officer and Treasurer
                                                  (Principal Financial Officer)



Date:      August 12, 1999                   By:  /s/ Carol L. Reid
                                                  -----------------------------
                                                  Carol L. Reid
                                                  Vice President and Corporate
                                                  Controller
                                                  (Principal Accounting Officer)

     EXHIBIT INDEX

     Exhibit No.           Description


     10.1 Tenth Amendment dated as of June 29, 1999 to the Amended and Restated Revolving Credit Agreement and Assignment, by and among Avid Technology, Inc., BankBoston, N.A (formerly known as The First National Bank of Boston) and the other lending institutions listed on
          Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June 30, 1995.

     27   Financial Data Schedule