Form 10-Q
period 1999-09-30
AVID TECHNOLOGY INC
filed 1999-11-05
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                                     November 5, 1999





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


                  Re:      Avid Technology, Inc.
                           File No. 0-21174
                           Quarterly Report on Form 10-Q

Ladies and Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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


       Registrant's telephone number, including area code: (978)640-6789


         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                                 Yes _X_ No _____


         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No _____

The number of shares outstanding of the registrant's Common Stock as of November 3, 1999 was 23,829,798.

================================================================================

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                            PAGE


PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements:

     a)  Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998 .............................1

     b)  Condensed Consolidated Balance Sheets as of
         September 30, 1999 (unaudited) and December 31, 1998..................2

     c)  Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1999 and 1998 ................3

     d)  Notes to Condensed Consolidated Financial Statements (unaudited)......4

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K..................................25

Signatures....................................................................26

EXHIBIT INDEX.................................................................27

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------- -----------------------
                                    1999        1998        1999        1998
                                 (unaudited) (unaudited) (unaudited) (unaudited)

Net revenues                      $113,279     $116,185     $340,915   $337,779
Cost of revenues                    55,310       45,929      150,006    135,993
                                 ----------   ----------   ----------  ---------
  Gross profit                      57,969       70,256      190,909    201,786
                                 ----------   ----------   ----------  ---------

Operating expenses:
  Research and development          20,623       22,757       67,516     63,685
  Marketing and selling             33,564       30,967       99,651     89,245
  General and administrative         6,598        6,902       20,609     19,931
  Nonrecurring costs                             28,373                  28,373
  Amortization of acquisition-
     related intangible assets      19,789       13,701       60,087     13,701
                                 ----------   ----------   ----------  ---------
    Total operating expenses        80,574      102,700      247,863    214,935
                                 ----------   ----------   ----------  ---------

Operating loss                     (22,605)     (32,444)     (56,954)   (13,149)
Interest and other income, net         739        2,016        2,602      7,265
                                 ----------   ----------   ----------  ---------
Loss before income taxes           (21,866)     (30,428)     (54,352)    (5,884)
Benefit from income taxes           (8,746)      (8,855)     (21,741)    (1,247)
                                 ----------   ----------   ----------  ---------

Net loss                          ($13,120)    ($21,573)    ($32,611)   ($4,637)
                                 ==========   ==========   ==========  =========

Net loss per common share -
basic and diluted                   ($0.56)      ($0.89)      ($1.36)    ($0.20)
                                 ==========   ==========   ==========  =========

Weighted average common shares
outstanding - basic and diluted     23,614       24,190       23,981     23,396
                                 ==========   ==========   ==========  =========






The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   September 30,    December 31,
                                                       1999            1998
                                                   -------------   -------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $57,578         $62,904
  Marketable securities                                  25,498          48,922
  Accounts receivable, net of allowances of
   $7,267 and $7,171 at September 30, 1999
   and December 31, 1998, respectively                   75,496          89,754
  Inventories                                            13,899          11,093
  Deferred tax assets                                    19,376          17,771
  Prepaid expenses                                        6,377           6,095
  Other current assets                                    5,661           5,108
                                                    -----------    ------------
    Total current assets                                203,885         241,647

Property and equipment, net                              36,665          35,398
Long-term deferred tax assets                            56,172          23,891
Acquisition-related intangible assets                   114,861         181,631
Other assets                                              7,620           4,148
                                                    ------------    ------------
   Total assets                                        $419,203        $486,715
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $27,765         $24,311
  Current portion of long-term debt                         157             398
  Accrued compensation and benefits                      14,552          29,031
  Accrued expenses                                       32,568          32,708
  Income taxes payable                                   13,919          13,715
  Deferred revenues                                      20,759          22,519
                                                    ------------    ------------
    Total current liabilities                           109,720         122,682

Long-term debt, less current portion                     11,616          13,261
Purchase consideration                                   25,647          60,461
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock
  Common stock                                              265             265
  Additional paid-in capital                            366,646         349,289
  Retained earnings (accumulated deficit)               (22,972)         14,338
  Treasury stock                                        (67,710)        (68,024)
  Deferred compensation                                  (2,387)         (3,773)
  Accumulated other comprehensive loss                   (1,622)         (1,784)
                                                    ------------    ------------
   Total stockholders' equity                           272,220         290,311
                                                    ------------    ------------
   Total liabilities and stockholders' equity          $419,203        $486,715
                                                    ============    ============





The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1999            1998
                                                    (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($32,611)        ($4,637)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                        75,096          50,091
    Compensation from stock grants and options            1,063           3,531
    Provision for doubtful accounts                       2,293           1,407
    Changes in deferred tax assets                      (22,120)            224
    (Gain) loss on disposal of equipment                     56            (605)
    Changes in operating assets and liabilities:
      Accounts receivable                                 9,332          13,174
      Inventories                                        (1,709)         (1,921)
      Prepaid expenses and other current assets            (937)         (3,493)
      Accounts payable                                    3,533          (5,837)
      Income taxes payable                               (1,467)          1,619
      Accrued expenses, compensation and benefits       (17,101)         (5,945)
      Deferred revenues                                     (20)         (6,491)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                15,408          41,117
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and other
   assets                                               (19,190)        (12,482)
  Acquisition of business, net of cash acquired
   (Notes 3 and 4)                                                      (78,416)
  Proceeds from disposal of equipment                     1,324           1,306
  Purchases of marketable securities                    (33,989)       (128,759)
  Proceeds from sales of marketable securities           57,367         169,774
  Investment in joint venture                            (1,500)
  Payments on note issued in connection with
   acquisition                                           (8,000)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (3,988)        (48,577)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                               (656)           (521)
  Purchase of common stock for treasury                 (19,742)        (51,144)
  Proceeds from issuance of common stock                  4,463          10,859
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES:                  (15,935)        (40,806)
--------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash
 equivalents                                               (811)            601
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (5,326)        (47,665)
Cash and cash equivalents at beginning of period         62,904         108,308
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $57,578         $60,643
--------------------------------------------------------------------------------


Non-cash Financing and Investing Activities:
Property and equipment and inventory transferred
 to joint venture                                           $500             -




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


2.       NET LOSS PER COMMON SHARE

Diluted net loss per share excluded options and warrants to purchase 7,380,493 and 6,987,178 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 1999, respectively. Diluted net loss per share excluded options and warrants to purchase 3,013,826 and 2,188,964 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 1998, respectively. Inclusion of these options and warrants would be anti-dilutive for each of these periods.


3.       ACQUISITION OF SOFTIMAGE INC.

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. As of the acquisition date, the purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

          Working capital, net                                   $2,448
          Property and equipment                                  3,958
          Completed technologies                                 76,205
          In-process research and development                    28,373
          Work force                                              7,790
          Tradename                                               4,252
          Deferred tax liability, net                            (2,945)
          Goodwill                                              127,779
                                                        -----------------
                                                               $247,860
                                                        =================


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

On the acquisition date, the Company recorded deferred tax assets of $6.9 million related to tax credits and carryforwards of Softimage. An additional $2.6 million of deferred tax assets were not recorded at the acquisition date due to the uncertainty of their realization. If any benefit of these unrecorded tax credits and carryforwards is realized in the future, the non-current assets recorded upon the acquisition will be reduced at that time by a corresponding amount, before any benefit is recognized in the statement of operations. In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return benefit related to certain tax credit carryforwards.

Accumulated amortization associated with identifiable intangible assets was approximately $44.1 million at September 30, 1999; accumulated amortization associated with goodwill was approximately $48.2 million at September 30, 1999. During the quarter ended September 30, 1999, the Purchase Consideration recorded for the value of Avid Options was reduced by approximately $13.5 million, resulting from increases to the Note of approximately $3.1 million for forfeited options and by increases to additional paid-in capital of approximately $10.4 million for options that became vested.

The following table presents unaudited pro forma information as if Avid and Softimage had been combined as of the beginning of the period presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Avid and Softimage been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation from amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology and related tax benefit.



                                                     Pro Forma Unaudited
                                        (in thousands, except per share amounts)

                                                    For the Nine Months Ended
                                                        September 30, 1998
Net revenue                                                      $360,784
                                                        ==================

Net loss                                                         ($23,328)
                                                        ==================

Net loss per common share - basic and diluted                      ($0.92)
                                                        ==================

Weighted average common shares outstanding - basic
 and diluted                                                       25,305
                                                        ==================


4.       SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage acquisition.


                                                       Nine Months Ended
                                                       September 30, 1998
                                                      --------------------
Fair value of:
   Assets acquired and goodwill                                 $257,233
   Liabilities assumed                                           (13,374)
   Debt, common stock, stock options and                        (164,859)
                                                     --------------------

Cash paid                                                         79,000

Less:  cash acquired                                                (584)
                                                     --------------------
Net cash paid for acquisition                                    $78,416
                                                     ====================


5.       INVENTORIES

Inventories consist of the following (in thousands):



                           September 30,           December 31,
                               1999                   1998
                          ---------------        ---------------
Raw materials                      $8,574                 $6,193
Work in process                     1,489                  2,081
Finished goods                      3,836                  2,819
                          ===============        ===============
                                  $13,899                $11,093
                          ===============        ===============


6.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

                                                  September 30,    December 31,
                                                      1999            1998
                                                ---------------  ---------------
Computer and video equipment                           $95,569           $85,365
Office equipment                                         5,273             4,874
Furniture and fixtures                                   9,156             7,138
Leasehold improvements                                  16,649            15,287
                                                --------------   ---------------
                                                       126,647           112,664
Less accumulated depreciation and amortization          89,982            77,266
                                                --------------   ---------------
                                                       $36,665           $35,398
                                               ===============   ===============


7.       LINE OF CREDIT

The Company has an unsecured line of credit with a group of banks, which provides for up to $35.0 million in revolving credit. The line of credit agreement was renewed on June 29, 1999 to expire on June 28, 2000. Under the terms of the agreement, the Company must pay an annual commitment fee of 3/8% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. For the quarter ended September 30, 1999, the Company was not in compliance with certain of these financial covenants; however, the Company had no borrowings outstanding as of September 30, 1999.


8.       INVESTMENT IN JOINT VENTURE

On January 27, 1999, the Company, with Tektronix, Inc., incorporated a 50% owned and funded newsroom venture, Avstar Systems LLC ("Avstar"), which began operations in February 1999 with its corporate office located in Madison, Wisconsin. The joint venture is dedicated to providing the next generation of digital news production products. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million in cash and $500,000 of licensed technology, fixed assets and inventory.

Tektronix, Inc. transferred its interest to a third party, Grass Valley Group Inc., in September 1999.


9.       LONG-TERM DEBT AND PURCHASE CONSIDERATION

In connection with the acquisition of the business of Softimage, Avid issued a $5.0 million subordinated Note to Microsoft. The principal amount of the Note, including any adjustments as provided for in the underlying agreement relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly.

In connection with the acquisition of Softimage, the Company issued stock options to retained employees. As agreed with Microsoft, the value of the Note will be increased by $39.71 for each share underlying forfeited employee stock options. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the Note is increased, with Purchase Consideration being reduced by a corresponding amount in either case. Through September 30, 1999, the Note has been increased by approximately $11.9 million for forfeited Avid stock options. The Company made cash payments of approximately $8.0 million for principal and $482,000 for interest during the nine months ended September 30, 1999, resulting in a note balance of $8.9 million.

10.       CONTINGENCIES

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


11.      COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $11.4 million and $20.6 million for the three-month periods ended September 30, 1999 and 1998, respectively, and $32.4 million and $3.4 million for the nine-month periods ended September 30, 1999 and 1998, respectively, which consists of net losses, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. This calculation is in accordance with the requirements of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and has no impact on the Company's net loss or stockholders' equity.

12.      SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: 1) Video and Film Editing and Effects and 2) Professional Audio.

The following is a summary of the Company's operations by operating segment for the three- and nine-month periods ended September 30, 1999 and 1998 (in thousands):

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    ---------------------   --------------------
                                       1999        1998       1999        1998
                                    ---------- ----------   --------- ----------
Video and Film Editing and Effects:
          Net revenues                $92,250     $98,424   $272,130    $287,784
                                     =========   =========  =========  =========
          Depreciation                 $4,579      $5,044    $14,193     $15,068
                                     =========   =========  =========  =========
          Operating income (loss)     ($7,158)     $6,641   ($12,529)    $20,144
                                     =========   =========  =========  =========
Professional Audio:
          Net revenues                $21,029     $17,761    $68,785     $49,995
                                     =========   =========  =========  =========
          Depreciation                   $241        $331       $765      $1,052
                                     =========   =========  =========  =========
          Operating income             $4,342      $2,989    $15,662      $8,781
                                     =========   =========  =========  =========
Segment Totals:
          Net revenues               $113,279    $116,185   $340,915    $337,779
                                     =========   =========  =========  =========
          Depreciation                 $4,820      $5,375    $14,958     $16,120
                                     =========   =========  =========  =========
          Operating income (loss)     ($2,816)     $9,630     $3,133     $28,925
                                     =========   =========  =========  =========



The following table reconciles segment operating income (loss) to total consolidated operating loss for the three- and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                    Three Months Ended       Nine Month Ended
                                       September 30,           September 30,
                                   ---------------------   ---------------------
                                      1999       1998        1999        1998
                                   ---------   ---------   ---------   ---------
Total operating income (loss) for
 reportable segments                ($2,816)     $9,630      $3,133     $28,925
Unallocated amounts:
   Amortization of acquisition-
     related intangible assets      (19,789)    (13,701)    (60,087)    (13,701)
   Nonrecurring costs                           (28,373)                (28,373)

                                   ---------   ---------   ---------   ---------
Consolidated operating loss        ($22,605)   ($32,444)   ($56,954)   ($13,149)
                                   =========   =========   =========   =========


The 1999 unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage. The 1998 unallocated amounts represent the nonrecurring costs for the in-process research and development and the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage as described in
Note 3.


13.       SUPPLEMENTAL RECONCILIATION OF NET INCOME  (LOSS)  TO  TAX-EFFECTED
          INCOME (LOSS)  EXCLUDING   NONRECURRING  COSTS  AND  AMORTIZATION  OF
          ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income (loss) and diluted per share amounts excluding nonrecurring costs and amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the periods presented.

(in thousands, except per share data)

                                               For the Three Months Ended
                                                      September 30,
                                               ---------------------------
                                                   1999         1998
                                                 ---------    ---------
Net loss                                         ($13,120)    ($21,573)
Adjustments:
  Nonrecurring costs                                            28,373
  Amortization of acquisition-related
    intangible assets                              19,789       13,701
  Tax impact of adjustments                        (8,102)     (12,465)
                                                 =========    =========
Tax-effected income (loss) excluding
  nonrecurring costs and amortization
  of acquisition-related intangible assets        ($1,433)      $8,036
                                                 =========    =========

Tax-effected  income (loss) per diluted
  share excluding  nonrecurring  costs and
  amortization of acquisition-related
  intangible assets                                ($0.06)       $0.30
                                                 =========    =========

Weighted average common shares outstanding
  - diluted - used for calculation                 23,614       26,476
                                                 =========    =========



(in thousands, except per share data)

                                               For the Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                   1999         1998
                                                 ---------    ---------
Net loss                                         ($32,611)     ($4,637)
Adjustments:
  Nonrecurring costs                                            28,373
  Amortization of acquisition-related
   intangible assets                               60,087       13,701
  Tax impact of adjustments                       (23,519)     (12,465)
                                                 =========    =========
Tax-effected income excluding nonrecurring
  costs and amortization of
  acquisition-related intangible assets            $3,957      $24,972
                                                 =========    =========


Tax-effected income per diluted share
  excluding nonrecurring costs and
  amortization of acquisition-related
  intangible assets                                 $0.15        $0.99
                                                 =========    =========

Weighted average common shares outstanding
  - diluted - used for calculation                 25,977       25,308
                                                 =========    =========

The adjustments represent the nonrecurring costs for the in-process research and development and amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage as described in Note 3. The tax provisions used in each period were based on a tax rate of 31% of the profit or loss before taxes, excluding the amortization of acquired intangible assets.


14.       SUBSEQUENT EVENTS

On October 20, 1999, the Company announced certain senior management changes as well as the intention to develop and commence implementation of a restructuring plan within 30 days.


15.       NEW ACCOUNTING PRONOUNCEMENTS

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

PART I.         FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document includes forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including those under "Certain Factors That May Affect Future Results."

Avid develops and provides digital film, video and audio editing and special effects software and hardware technologies to create media content for information and entertainment applications. Integrated with the Company's digital storage and networking solutions, Avid's products are used worldwide in video and audio production and post-production facilities; film studios; network, affiliate, independent and cable television stations and recording studios; and by advertising agencies; government and educational institutions; corporate users; and individual home users.

In August 1998, the Company acquired the business of Softimage. The acquisition was recorded as a purchase and, accordingly, the results of Softimage are included in the Company's financial statements as of the acquisition date.

On October 20, 1999, the Company announced certain senior management changes as well as the intention to develop and commence implementation of a restructuring plan within 30 days, designed to realign expenses with revenues while allowing for continued investment in areas of future growth.

On October 20, 1999, the Company announced the resignations of its Chairman and Chief Executive Officer William J. Miller, and President and Chief Operating Officer Clifford A. Jenks. On an interim basis, Chief Financial Officer and Treasurer William L. Flaherty has been named Acting Chief Executive Officer. David Krall, who was Chief Operating Officer at Digidesign, Avid's professional audio business, has been appointed Avid's President and Chief Operating Officer. A non-executive Director of the Company, Robert M. Halperin, was elected Chairman of the Board of Directors on October 27, 1999. The Board of Directors has initiated a search for a permanent Chief Executive Officer.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of maintenance contracts. Net revenues decreased $2.9 million (2.5%) to $113.3 million in the quarter ended September 30, 1999 from $116.2 million in the same quarter of last year. This revenue decrease reflected significant declines due to pricing promotions on Macintosh-based Media Composer products as well as declines in unit sales of Avid Xpress Macintosh-based products, broadcast products, customer service and storage products. These declines were partially offset by sales of newer products, including Windows NT-based Media Composer and Avid Xpress, Avid

Symphony, Softimage DS, and Digidesign Pro Tools. Net revenues increased by $3.1 million (0.9%) to $340.9 million for the nine months ended September 30, 1999 from $337.8 million for the nine months ended September 30, 1998. This revenue increase represents sales of newer products, including Avid Symphony, Windows NT-based Media Composer and Avid Xpress, Digidesign Pro Tools, Softimage DS, and Softimage 3D, partially offset by declines in revenues for Macintosh-based Media Composer and Avid Xpress products, customer service, storage products and broadcast products.

During the third quarter of 1999, the Company began shipments of Avid Media Composer 9.0 for Windows NT, Avid Symphony 2.0, Avid Xpress 3.0 for Windows NT, Avid Xpress 2.5 for the Macintosh, and Softimage 3D 3.8 SP2. During 1999, Avid also began shipping Avid Unity MediaNet 1.0, Media Composer XL 8.0 for the Macintosh, Pro Tools|24 Mix and Mix Plus for Windows NT, and MediaDrive rS Plus. To date, returns of all products have been immaterial.

Net revenues derived through indirect channels were approximately 90% of net revenue for the three months ended September 30, 1999, compared to approximately 75% of net revenue for the same period in 1998. Indirect channel revenues were approximately 90% of net revenue for the nine months ended September 30, 1999 compared to approximately 74% for the same period in 1998.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 47% and 48% of the Company's third quarter 1999 and 1998 net revenues, respectively. International sales decreased by 5.0% in the third quarter of 1999 compared to the same period in 1998. The decrease occurred primarily in Europe, offset by an increase in the Asia region. International sales accounted for approximately 51% and 48% of the Company's net revenues for the first nine months of 1999 and 1998, respectively. International sales increased by 5.4% in the nine months ended September 30, 1999 from the same period in 1998. The increase in international sales reflected increases in sales in Asia, partially offset by a decrease in sales in Europe.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, and sales of aftermarket hardware products. Gross margin decreased to 51.2% in the third quarter of 1999 compared to 60.5% in the third quarter of 1998 and decreased to 56.0% for the nine months ended September 30, 1999 from 59.7% for the same period in 1998. These decreases were primarily related to discounting and promotions, price reductions and product mix, all of which were partially offset by material cost savings.

Research and Development

Research and development expenses decreased $2.1 million (9.4%) in the third quarter of 1999 compared to the same period in 1998. This decrease is primarily related to reduced profit sharing and other personnel costs, partially offset by a full three months of Softimage expenses in 1999 compared to two months in 1998. Research and development expenses increased $3.8 million (6.0%) for the nine months ended September 30, 1999 compared to the same period of 1998. These increased expenditures were primarily due to incremental Softimage costs and facilities costs, partially offset by reductions in non-Softimage personnel costs. Research and development expenses decreased to 18.2% of net revenues in the third quarter of 1999 compared to 19.6% in the same quarter of 1998 and increased to 19.8% for the nine months ended September 30, 1999 from 18.9% for the nine months ended September 30, 1998. These changes were primarily due to the changes in research and development expenses noted above.

Marketing and Selling

Marketing and selling expenses increased approximately $2.6 million (8.4%) in the third quarter of 1999 compared to the same period in 1998 and increased $10.4 million (11.7%) for the nine months ended September 30, 1999 compared to the same period in 1998. These increased expenditures were primarily due to various marketing programs and personnel costs, including incremental Softimage expenses, for the full three- and nine-month periods in 1999. Marketing and selling expenses increased to 29.6% of net revenues in the third quarter of 1999 compared to 26.7% in the same quarter of 1998 and increased to 29.2% from 26.4% for the nine months ended September 30, 1999 and 1998, respectively. These increases were primarily due to the higher marketing and selling expenses noted above.

General and Administrative

General and administrative expenses decreased $300,000 (4.4%) in the third quarter of 1999 compared to the same period in 1998. The decrease in the three-month period reflects savings from reduced profit sharing expense, partially offset by increased expenditures on legal and consulting fees. General and administrative expenses increased $678,000 (3.4%) for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in expenses for the nine-month period relates primarily to incremental Softimage costs, personnel costs and legal and consulting fees, partially offset by a reduction in profit sharing expense. General and administrative expenses decreased to 5.8% of net revenues in the third quarter of 1999 compared to 5.9% in the same quarter of 1998 and increased to 6.0% from 5.9% for the nine months ended September 30, 1999 and 1998, respectively. These changes were primarily due to the changes in expenses noted above.

Nonrecurring Costs and Amortization of Acquired Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $28.4 million of the total purchase price to in-process research and development; $88.2 million to intangible assets consisting of completed technologies, work force and trade name; and $127.8 million to goodwill. In-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, its value of $28.4 million was expensed as of the acquisition date and is reflected as a nonrecurring charge to operations in the third quarter of 1998. Results for the three- and nine-month periods ended September 30, 1998 also reflect amortization of $13.7 million associated with the acquired intangible assets, including goodwill, as well as a tax benefit of $8.2 million related to the charge for in-process research and development (see
Note 3 to the Condensed Consolidated Financial Statements). Results for the three- and nine-month periods ended September 30, 1999 reflect amortization of $19.8 million and $60.1 million, respectively, associated with these acquisition-related intangible assets.

In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return benefit related to certain tax credit carryforwards.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the three months ended September 30, 1999 decreased $1.3 million as compared to the same period in 1998. For the nine months ended September 30, 1999, interest and other income, net decreased $4.7 million as compared to the same period in 1998. For both periods the decrease was primarily due to lower cash and investment balances.

Benefit from Income Taxes

The Company's effective tax rate was 40% for the three and nine months ended September 30, 1999 compared to 29% and 21% for the three and nine months ended September 30, 1998, respectively. The effective tax rate for 1999 is different from the U.S. Federal statutory rate of 35% due to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, state taxes, and the U.S. Federal Research Tax Credit. The effective tax rate for 1998 is different from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, state taxes, the U.S. Federal Research Tax Credit, and acquisition-related items.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of September 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $83.1 million.

With respect to cash flow, net cash provided by operating activities was $15.4 million for the nine months ended September 30, 1999 compared to $41.1 million in 1998. During the nine months ended September 30, 1999, net cash provided by operating activities consisted primarily of the net loss adjusted for non-cash depreciation and amortization, increases in long-term deferred tax assets, collections of accounts receivable, and a decrease in accrued expenses. During the nine months ended September 30, 1998, net cash provided by operating activities was primarily from net income after adjustment for the non-cash charge for in-process research and development in connection with the acquisition of Softimage, and for non-cash depreciation and amortization, as well as from collections of accounts receivable offset by decreases in accounts payable, accrued expenses and deferred revenues.

The Company purchased $19.2 million of property and equipment and other long-term assets during the nine months ended September 30, 1999, compared to $12.5 million in the same period in 1998. These purchases included hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized $8.0 million to repay a portion of the note issued to Microsoft in connection with the acquisition of Softimage. Additionally, the Company made a cash investment of $1.5 million into a joint venture with Tektronix, Inc.

The Company maintains a line of credit agreement with a group of banks that provides for up to $35.0 million in unsecured revolving credit. The line of credit agreement, as renewed and amended, expires on June 28, 2000. Under the terms of the agreement, the Company must pay an annual commitment fee of 3/8% of the average daily unused portion of the facility, payable quarterly in arrears. The Company has two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually are equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company is required to maintain certain financial ratios and is bound by covenants over the life of the agreement, including a restriction on the payment of dividends. For the quarter ended September 30, 1999, the Company was not in compliance with certain of these financial covenants; however no borrowings were outstanding. The Company believes existing cash, cash equivalents and marketable securities, and internally generated funds will be sufficient to meet the Company's cash requirements, including capital expenditures, at least through the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and may be made in the open market or in privately negotiated transactions. The Company has used and will continue to use any repurchased shares for its employee stock plans. As of December 31, 1998, the Company had repurchased approximately 2.9 million shares of Avid common stock at a cost of $90.6 million, which completed the programs announced during October 1997 and February 1998 and initiated the program announced in October 1998. During the nine months ended September 30, 1999, the Company purchased an additional 1.2 million shares at a cost of $19.5 million. As of September 30, 1999, the balance of shares authorized for repurchase was approximately 360,000 shares.

Other planned uses of cash include the efforts to develop the purchased in-process research and development related to the Softimage acquisition into commercially viable products. Additionally, the note issued to Microsoft in connection with the Softimage acquisition is due and payable in June 2003.


YEAR 2000 READINESS DISCLOSURE

The Company has a worldwide program in place to address any potential exposure for the Year 2000 issue. This program is designed to minimize the possibility of significant Year 2000 interruptions. Possible worst case scenarios include the interruption of significant parts of the Company's business as a result of critical business systems failures or failures experienced by suppliers, resellers, or customers. Any such interruption may have a material adverse impact on future results. Since the possibility of such interruptions cannot be eliminated, the Company has engaged a significant number of cross-functional resources with technical, business, legal, and financial expertise in order to achieve Year 2000 readiness.

In 1998, the Company established a worldwide program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program includes the following phases: identification, assessment, testing, remediation, and contingency planning. As of the date of this filing, the Company has completed virtually all of the scheduled identification, assessment, testing and remediation phases of its plan, and is engaged in finalizing its contingency plans. The Company expects to continue to review and evaluate all pertinent information relating to the Company's Year 2000 readiness, which could result in the Company taking additional steps with regard to those efforts it had previously believed were complete.

With regard to its products, the Company faced the task of assessing the Year 2000 readiness of past and currently shipping products, as well as future products not yet released. The Company has completed its planned efforts for the prior versions of its products as well as products currently shipping as of September 30, 1999. A description of the readiness status of those products is available on the Company's web site, which is updated from time to time. This web site has been and will continue to be the Company's primary method for communicating Y2K readiness information about its products to the public. Of the products considered for testing, almost all of the current versions of the Company's currently shipping products, along with certain older versions of current products, have been classified as "Year 2000 Ready." The "Year 2000 Ready" category indicates that the Company has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999, provided that all products used in conjunction with the Company's product exchange accurately formatted information with the Company's product. A few products required software updates to address potential Year 2000 issues and these updates have been completed. The Company has also determined that a number of discontinued or older versions of products will not be tested for Year 2000 issues, and thus makes no representations with regard to the Year 2000 readiness status of those products. With regard to future products, the Company's ongoing business schedule calls for the release of products in the fourth quarter of 1999, or later. The Company's policy is to insure Year 2000 readiness of those products upon introduction.

The Company will continue to monitor and evaluate all pertinent information relating to its products and product program, which could result in the Company taking additional steps with regard to those efforts it believed were complete or decide to test products it had not originally scheduled for testing. Because all customer situations or potential Year 2000 product issues cannot be anticipated, the Company may, despite its efforts, see an adverse change in demand or an increase in warranty or service claims as a result of the Year 2000 transition. In addition, because the Company's products are used in conjunction with products made by third parties, the failure of such third party products to be Year 2000 ready could adversely impact the Company's products. Such events, should they occur, could have a material adverse impact on numerous aspects of the Company, including future results, sales, or customer satisfaction.

With respect to the Company's internal business systems, the Company estimates that, as of the filing date, it has completed approximately 99% of its planned activities for its mission critical internal business systems. The scope of these efforts is designed to encompass substantially all of the Company's internal information systems and other infrastructure areas including communication systems, building security systems and embedded technologies in areas such as manufacturing and customer support processes. Due to the complex nature of the remediation efforts itself, as well as the critical nature of ongoing projects unrelated to Year 2000 issues, the testing and remediation of a few departmental systems have been delayed until the fourth quarter of 1999. Neither the delay nor the use of these systems in their unremediated state is expected to have a material impact on either the completion of the Year 2000 program or the Company itself. Certain of the Company's business systems were already scheduled to be replaced in the normal course of business for reasons unrelated to potential Year 2000 issues. Those systems have been tested as part of the overall program and are scheduled for implementation worldwide in January 2000. The Company intends to continue to monitor its internal business systems throughout the remainder of 1999 and into the Year 2000. Any subsequent information could require the Company to take additional steps to ensure the Year 2000 readiness of internal systems for which the planned Year 2000 efforts were believed to be complete.

The Company initiated communications with mission critical third party suppliers and service providers, such as inventory suppliers, equipment suppliers, financial institutions, landlords, and resellers, to determine the extent to which the Company's operations may be vulnerable to those third parties' own Year 2000 issues. Suppliers of software, hardware or other products that might contain embedded processors were requested to provide certification regarding the Year 2000 readiness status of their products and business processes. Suppliers of services were also requested to provide certification or other appropriate information regarding their Year 2000 readiness status. With respect to resellers, the Company has requested appropriate assurances regarding Year 2000 readiness status of their business processes. In addition, in order to protect against the acquisition of additional products or services that may not be Year 2000 ready, the Company implemented a policy that requires assurances that such products and services are Year 2000 ready.

As of the date of filing, the Company had received responses from approximately 97% of its mission critical third party suppliers and service providers. The Company intends to continue to monitor its third party suppliers and service providers as part of the Company's overall program. For mission critical third parties that interface with the Company via electronic means, the Company has tested mission critical interfaces where possible. In addition, the Company intends to continue to seek additional information and confirmation from those third parties who failed to respond, whose initial responses were deemed inadequate, or whose responses indicated that they were addressing their Year 2000 issues, but their programs would not be complete until the end of 1999. Despite these efforts, the possibility remains that the Company could be adversely affected by third parties who may prove unable to address and remediate their Year 2000 issues, including but not limited to those who may have previously assured the Company of their readiness. While the Company is developing contingency plans where possible to address the products or services obtained from third parties, there can be no assurance that the Company will be able to resolve all potential Year 2000 issues.

As of the date of filing, the Company had completed approximately 88% of its contingency planning effort, excluding testing. The contingency plans are expected to address all mission critical areas of the Company, including its infrastructure, internal business systems and third party suppliers and service providers. In particular, the Company has identified three critical areas as the focus of the contingency plans: customer support, cash flow and revenue generation as well as infrastructure attendant to information systems, facilities, and employees. The contingency plans address business continuation efforts such as, but not limited to, working from remote sites, utility interruptions, and receipt and payment of cash flow. Due to the complexity and scope of the contingency planning process, as well as the impact of unrelated critical business processes, completion of some contingency plans will occur during the fourth quarter. Testing of the contingency plans, where possible, is scheduled to be completed before the end of 1999. The Company does not expect the schedule for testing the plans during the fourth quarter to cause a material impact on the Company's preparedness as a whole.

The costs of the Year 2000 readiness program are primarily costs of existing internal resources and expertise combined with small incremental external spending for resources such as consultants or updates. The entire cost of the program is estimated at $3.8 million, of which approximately 90% was incurred through September 30, 1999. Although the Company does not, as a general practice, track internal personnel costs, the Company has included estimates of such costs in the above program cost estimate. Costs for business system replacements or upgrades unrelated to Year 2000 issues are not included in this estimate. No future material product readiness costs are anticipated. However, milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available.

Based on the Company's ongoing evaluation of internal information and other systems, as well as the currently available information about third parties, the Company does not currently anticipate significant business interruptions that would have a material impact on the Company. Nevertheless, the Company acknowledges that it is not in a position to evaluate or resolve all potential Year 2000 scenarios and therefore remains uncertain as to whether or to what extent the Company may actually be affected by any particular Year 2000 issue. Indeed, the predictions of potential impacts varies among different governments, experts, authorities, commentators, or companies, making it impossible to predict what the actual impact on the Company may be. As with any company, there remains the risk that errors or defects related to the Year 2000 issue may remain undetected. Moreover, satisfactorily addressing a particular Year 2000 issue on a timely basis is dependent on many factors, some of which are not completely within the Company's control, such as those involving third parties. If the Company's contingency plans prove to be inadequate, if business interruptions occur or last for an extended period of time, if alternatives are not available at reasonable costs, or if a significant Year 2000 issue should go undetected, the Company could also face a material adverse impact on its future results.


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

The Company began conducting certain business transactions in the euro on January 1, 1999, and will change its functional currencies for the effected countries to the euro by the end of the three-year transition period. The conversion to the euro has not had and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of the Company's European businesses.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company began shipping products based on Intel Architecture ("IA") computers and the Microsoft Windows NT operating system towards the end of 1998. The Company continued to offer products and new releases on this platform, as well as on the Macintosh platform, during 1999. The Company expects that a significant portion of its future revenues will be attributable to sales of these newly introduced products. However, if these products fail to achieve anticipated levels of market acceptance or the markets do not develop as anticipated, the Company's revenues and results of operations could be adversely affected. The Company from time to time will develop new products or upgrade existing products to incorporate advances in enabling technologies. For example, the Company is continuing to develop additional products that operate using IA - based computers and the Windows NT operating system. There can be no assurance that customers will not defer purchases of existing Apple-based and other products in anticipation of the release of such new products, that the Company will be successful in developing additional new products or that they will gain market acceptance, if developed. Any deferral by customers of purchases of existing Apple-based or other products or any failure by the Company to develop such new products in a timely way or to gain market acceptance for them could have a material adverse effect on the Company's business and results of operations.

Certain of the Company's products operate only on specific computer platforms. The Company currently relies on Apple Computer, Inc., IBM and Intergraph as the sole manufacturers of such computer platforms. There can be no assurance that the respective manufacturers will continue to develop, manufacture, and support such computer platforms suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of computers on the appropriate platforms, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

The Company's core base video editing market predominantly uses Avid product and future growth in this market is limited. Accordingly, the Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the corporate market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

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

The Company sells most of its products and services through indirect channels such as distributors and resellers. The Company predominantly sells software and circuit board "kits" through indirect channels in comparison with turnkey systems consisting of CPUs, monitors, and peripheral devices, including accompanying software and circuit boards, sold through its direct sales force to customers. Resellers and distributors typically purchase software and "kits" from the Company and other turnkey components from other vendor sources in order to produce complete systems for resale. As the majority of the Company's sales are through the indirect channel model, it has a significant dependence on its resellers and their third party component suppliers. Any disruption to its resellers or their suppliers may adversely affect the Company's revenue and gross margin.

The Company's operating expense levels are based, in part, on its expectations of future revenues. In recent quarters approximately half of the Company's revenues for the quarter have been recorded in the third month of the quarter.
Further, in many cases, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, the Company's operating results may be adversely affected and there can be no assurance that the Company would be able to operate profitably. As previously noted, the Company has announced that a restructuring plan will be developed in November 1999. Reductions of certain operating expenses, in the face of lower than expected
revenues,   likely  will  involve  material  one-time  charges  associated  with reductions in headcount, trimming product lines, eliminating facilities and offices, and writing off certain assets.

Effective October 20, 1999, William J. Miller resigned as Chairman and Chief Executive Officer of the Company. The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. William L. Flaherty, the Company's Chief Financial Officer and
Treasurer, has assumed the role of Acting Chief Executive Officer while the Company conducts a search for a new Chief Executive Officer. There can be no assurance that the Company will be successful in its search for a new Chief Executive Officer or in attracting and/or retaining key employees generally.

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

The Company has significant deferred tax assets. The deferred tax assets of approximately $75.5 million at September 30, 1999 reflect the net tax effects of tax credit and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Note 10 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

           27    Financial Data Schedule



(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 1999, the Company filed no current reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Avid Technology, Inc.

Date:  November 5, 1999             By:  /s/ William L. Flaherty
                                         William L. Flaherty,
                                         Senior Vice President of Finance,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer),
                                         Acting Chief Executive Officer




Date:  November 5, 1999             By:  /s/ Carol L. Reid
                                         Carol L. Reid
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX



         Exhibit No.                                       Description


         27      Financial Data Schedule