Form 10-K
period 1999-12-31
AVID TECHNOLOGY INC
filed 2000-03-30
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                          March 30, 2000






OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Annual Report on Form 10-K
                  --------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                    For the fiscal year ended December 31, 1999

                                        OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the Transition period from             to
                                          ------------    ------------

                         Commission File Number 0-21174

                               AVID TECHNOLOGY, INC.

              (Exact name of registrant as specified in its charter)

               Delaware                               04-2977748
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

            Securities Registered Pursuant to Section 12(b) of The Act:

                                      None

            Securities Registered Pursuant to Section 12(g) of The Act:

                          Common Stock $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $499,711,083 based on the closing price of the Common Stock on the NASDAQ National Market on March 27, 2000.

The number of shares outstanding of the registrant's Common Stock as of March 27, 2000, was 24,546,561.

                       Documents Incorporated by Reference

                  Document Description                           10-K Part
                  --------------------                           ---------
  Portions of the Registrant's Proxy Statement for the Annual
     Meeting of Stockholders to be held June 7, 2000.......         III

                                     PART I

ITEM 1.   BUSINESS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate communication departments.

In August 1998, Avid acquired the common stock of Softimage Inc. ("Softimage") as well as certain assets related to its business. Softimage is a leading
developer   of   three-dimensional    ("3D")   animation,    video   production,
two-dimensional ("2D") cel animation (a cel in 2D cel animation consists of layers of 2D artwork changed on a frame-by-frame basis creating an illusion of motion) and compositing software solutions and technologies.

In January 1999, Avid and Tektronix formally organized a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture is dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. Tektronix transferred its interest in AvStar to a third party, Grass Valley Group, Inc., in September 1999.

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

DIGITAL MEDIA CONTENT MARKETS

Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. For example, a letter prepared on a computer using word processing software is the digital media representation of a typewritten letter. The word-processed letter example also illustrates some of the characteristics of digital media, such as flexible editing, the ability to create different versions, simple production of multiple identical copies, and easy integration with other digital media types, such as charts and graphics. These characteristics generally provide digital formats with advantages over their analog equivalents. However, creating and manipulating digital content typically requires new digital content-creation tools; for example, the typewriter has given way to dedicated word processors and, more recently, to desktop computers running word processing software.

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

As technical advances in digital media content-creation tools have made this migration possible, users have become able to create more complex content that may incorporate several elements of digital media. For example, many video games now include live action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as Star Wars: Episode I, The Phantom Menace and The Matrix, integrate sophisticated computer-generated special effects into traditional live action shots.

The Company participates currently in two principal end-user markets in which there are well-established analog, or tape-based, content-creation processes and which are transitioning to digital, or disk-based, content-creation tools. Both of these markets are increasingly using the Internet to both collaborate and to distribute video and audio content. These two markets are (i) video and film editing and effects and (ii) professional audio.

Avid's video and film editing and effects market consists of professional users, over-the-air and cable broadcast companies and users in the corporate office, government, and education. Professional users produce video and film material, such as feature films, commercial spots, entertainment and documentary programming, industrial videos, and music videos. Professional users also include professional character animators and video game developers. These users are typically employed in independent production or post-production companies, which are firms that rent out production and post-production equipment and professionals on a project basis. Professional users are also found in television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. Over-the-air and cable broadcast companies originate news programming, and include national and international broadcasters, such as the British Broadcasting Corporation (BBC), the Cable News Network (CNN), and the National Broadcasting Company (NBC), as well as network affiliates, local independent television stations, and local and regional cable operators who produce news programming. Users in corporations and various other institutions use digital media content tools to distribute information enriched by the addition of digital media content to their customers and employees.

Avid's professional audio market is comprised of professional music recording studios, project studios, radio broadcasters, and home studios. Music recording and project studios operate in the same manner as the independent video and film production and post-production firms, as described above. This market also includes audio production and post-production in video and film.

STRATEGY

Avid's mission is to be the leading provider of rich media creation tool and services used to entertain and inform the world. The Company's strategy consists of four key elements:

Maintain a Leading Position in Existing Markets:
The Company continues to focus on markets where digital media content-creation already takes place, and management believes that the Company enjoys a leadership position in each of these primary markets. These include professional video and film editing, including film and television studios and independent production and post-production firms, the music and audio production and post-production markets, and 3D animation. The Company plans to strengthen these positions by enhancing its existing products; by developing and introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or through acquisitions; and by providing excellent customer service, support and training.

Play a Major Role in Internet Publishing and Distribution:
The Company believes that the Internet is one of the most important new content distribution channels, from corporate markets up to the highest-end post-production. In mid-1999, the Company released Avid Unity MediaNet, a shared storage solution with the ability to serve many simultaneous, high-quality video and audio streams at low cost to users, giving it the potential to be an important component of the edge server Internet infrastructure. Edge servers enable the distribution of massive amounts of rich content - including streaming audio and video, large downloadable files, and application services - through the Internet. The Company's plans for future growth include providing a comprehensive editing and publishing solution for this emerging Internet broadcast market that will provide rich content-creation capabilities. As an important first step to specifically serve this market, the Company has entered into an arrangement with International Business Machines ("IBM") to deliver a turnkey DV-based video editing and publishing solution, Avid Xpress DV, which began shipping during the first quarter of 2000. Avid Xpress DV on the IBM Intellistation will initially include Avid Xpress DV video content-creation software, Internet-based video hosting and distribution services from IBM Global Services and IBM's Intellistation M Pro workstation. The Company's plans are to enable Internet publishing across its entire product line. Upcoming releases of Media Composer 10.0, Symphony 3.0 and NewsCutter are expected to include Internet streaming capabilities.

Additionally, the Company recently launched a new Internet web site, the Avid Production Network (AvidProNet.com), which will provide interactive information and services to new media and post-production professionals. It is the Company's goal for this site to become the online gathering place of choice for the community of digital content-creation professionals, and a definitive source of industry information and services, including content-hosting, remote viewing and stock footage availability.

Extend Technology to Market Sectors That Are Still Primarily  Analog-based:
The Company believes that it has established unit and revenue market share leadership positions in the professional video and film digital editing markets, the digital audio market, and the markets for broadcast digital news editing. To strengthen these positions and further increase overall market share, the Company is specifically targeting those market sectors that are currently mainly analog-based. As an example, the Company believes that expansion opportunity exists in television online editing, which is the final piece of the post-production process that today is still mainly tape-based. The Company believes that because digital solutions address the needs of this editing process, tape will be replaced by digital solutions. Market sectors that are mainly analog-based, and which the Company intends to aggressively pursue, also include broadcast news, corporate and industrial video and audio mixing, mastering and tracking.

Promote Interoperability of Avid Products and Develop Open and Integrated Workflow Solutions:
The Company designs its products so that they are based on and can co-exist with major industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. Avid has been a leader in defining and developing the Advanced Authoring Format,
(AAF), a multimedia file format that enables content creators to easily exchange digital media and metadata across platforms, and between systems and applications. Derived from Avid's OMFI technology and the work of the EBU/SMPTE Taskforce (a taskforce comprised of members from the European Broadcasting Union and the Society of Motion Picture and Television Engineers) on the exchange of material in a digital environment, the AAF simplifies project management, saves time, and preserves valuable metadata that was often lost when transferring media between applications in the past. In February, 2000, the AAF Association, Inc., a broadly-based trade association with the charter to promote the development and adoption of AAF throughout the media industry, was formed. The founding members of the AAF Association are: Avid, BBC, CNN/Turner, Discreet Logic, Matrox Electronics Systems, LTD., Microsoft, Pinnacle Systems, Quantel (a subsidiary of Carlton Communications PLC), Sony, US National Imaging & Mapping Agency, and Four Media Company (4MC).

To address workflow and productivity demands in a digital environment, the Company released Avid Unity MediaNet in 1999. Avid Unity MediaNet is a set of open networking and central storage technologies which connects editors, artists, sound-designers and effects specialists throughout a digital facility to the same network, significantly improving workflow and increasing productivity.

PRODUCTS

The following lists the Company's products within the two principal markets in which they are sold. A description follows of the major products and product families in each of these categories.

Video and Film Editing and Effects

Media Composer for Macintosh and Windows NT:
The Media Composer product is Avid's original product offering and still accounts for a significant portion of its revenues. The Company believes that the Media Composer product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets. The Media Composer is a computer-based digital, nonlinear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material on tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. The Media Composer product line now includes three models (the Media Composer Off-line, 1000 and 9000) which provide various levels of capability and functionality.

Symphony:
The Avid Symphony product line offerings are online editing and finishing systems targeted at high-end post production such as primetime television programs and national commercials. They are designed to finish high-end editorial projects offlined on Media Composer and traditionally finished in a linear suite. The Avid Symphony line uses the Windows NT operating system and delivers all of the proven Media Composer editing functionality plus higher end finishing tools such as advanced scene-to-scene color correction and 24P Universal Mastering. The Avid Symphony line includes two models: Avid Symphony and Avid Symphony Universal.

Film Composer for Macintosh and Windows NT:
The Film Composer product is a 24 frames per second ("fps") editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds- 30 fps in the United States, and at 25 fps in other countries- a standard 30 or 25 fps video editing system will not yield an accurate 24 fps film cut list from which to cut a master. The Film Composer includes software that determines which frames on the videotape are actual frames from the film source material and allows the creation of a frame-accurate cut list. The Film Composer software also includes special features to meet the specific needs of film editors. The Company believes that Film Composer holds a greater unit market share than any other digital non-linear editing system in professional film editing markets.

SOFTIMAGE DS:
The SOFTIMAGE DS product is a comprehensive, nonlinear production system for creating, editing and finishing such short-form, effects-intensive projects as commercials and music videos. It combines a rich set of tools for video and audio editing, compositing, effects generation, image treatment and project management, all seamlessly integrated within a unified architecture and common user interface. With SOFTIMAGE DS, digital artists have access to a comprehensive toolset with uncompressed capabilities, combined with a choice of third-party hardware platforms. SOFTIMAGE DS runs on the Windows NT platform.

Avid Xpress for Macintosh and Windows NT:
The Avid Xpress product is a digital, nonlinear video editing system designed to meet the needs of media professionals and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress has a streamlined user interface and editing model targeted for this category of user.

NewsCutter DV:
Avid's NewsCutter DV product is a computer-based digital, nonlinear video editing system designed to meet the demands of television news production. The NewsCutter DV system uses the popular DVCPro media compression format and is built on a Windows NT-based computer platform. NewsCutter DV enables broadcast news editors to edit news, features, and news series. The user interface for NewsCutter DV has been designed for fast, easy editing to meet the time-critical demands of daily news deadlines. Based on the same core technology as the Media Composer system, the NewsCutter DV system offers a range of editing and effects features, including dissolves, wipes and graphics, and character generation. NewsCutter DV can operate as a stand-alone editing system or in a news production workgroup with a playback system.

SOFTIMAGE 3D:
The SOFTIMAGE 3D product is a complete, end-to-end 3D production system designed to meet the needs of feature film, commercials, and game development markets. With continuing innovations in organic modeling techniques, character animation, and high-quality rendering, SOFTIMAGE 3D has revolutionized animation production and established a suite of tools that encompasses the entire 3D-production process. SOFTIMAGE 3D runs on the Windows NT and SGI IRIX platforms.

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

Storage Systems:
Avid offers a family of media storage solutions for use with its systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. Avid purchases disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrates them, enhances their performance, tests and certifies them for use with Avid systems, and packages them in various configurations. These storage systems range in capacity from nine gigabytes to well over five terabytes (5,000 gigabytes).

Avid Unity MediaNet:
Avid Unity MediaNet is a set of open networking and central storage technologies based on an advanced media file system that enables real-time, simultaneous sharing of high-bandwidth media. Avid Unity MediaNet connects editors, artists, sound-designers and effects specialists throughout a digital facility to the same network, significantly improving workflow, raising productivity and enhancing creativity by eliminating many of the routine, mechanical tasks associated with managing today's part linear, part nonlinear post-production process. Included in Avid Unity MediaNet are advanced media transfer utilities and the very latest in server-assisted shared storage and networking technologies, providing support for a wide range of applications and platforms. The Avid Unity MediaNet technology is also being applied as a scalable Internet content delivery server, delivering tens of thousands of unique streams of rich content to end users on demand.

Professional Audio

Pro Tools:
The Pro Tools product is a multi-track, nonlinear digital audio workstation which runs on Power Macintosh and Windows NTbased personal computers. Pro Tools is developed by Digidesign for the professional music, film, television, radio, multimedia, DVD and Internet production markets. Pro Tools features include audio recording, editing, signal processing and automated mixing. Pro Tools provides an open architecture in which more than 100 Digidesign Development
Partners provide additional solutions that expand the functionality of the system, enhancing its appeal to customers.

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

AVoption:
The  AVoption  product is a high  performance  software/hardware  option for Pro
Tools systems which has been designed to meet the needs of the audio post-production professional working with film and video. AVoption is compatible with projects originating on certain Avid Media Composer and Film Composer systems. AVoption enables the user to record, edit and process sound in sync with broadcast-quality, Avid-format, nonlinear digital video. AVoption includes DigiTranslator, which is a software utility that provides users with a high level of media and metadata interchange with other Avid systems, such as Media Composer, FilmComposer, Avid Xpress and Symphony.

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

The Company maintains sales offices in 36 cities in 15 countries and has relationships with more than 500 distributors, VARs and dealers throughout the world.

Pro Tools|24 and other Digidesign-developed products are generally sold through dealers and distributors. Because this channel tends to focus on music-related products, there is, currently, little overlap between this channel and Avid's video and film market sales channel.

Avid currently provides both direct and indirect customer support. Direct support is provided through regional telephone support centers and field service representatives in major markets and indirect support is provided by VARs and distributors and other authorized providers. Support offerings include up to 24-hour, seven day-per-week options for both telephone support and on-site representation, hardware replacement and software upgrades.

Customer training is provided directly by Avid and through a network of 91 authorized third-party Avid training centers in 27 countries.

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

The Company is dependent on a number of suppliers as sole source vendors of certain key components of its products and systems. Products purchased by the Company or its VARs and distributors from sole source vendors include computers from Apple, SGI, IBM, and Intergraph. Components purchased by the Company from sole source vendors include: video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from

ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from Chip Express and LSI Logic; digital signal processing integrated circuits from Motorola; a fibre channel adapter card from JNI; a fibre channel storage array from the Clariion division of EMC; and a PCI expansion chassis from Magma Inc. The Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from a subsidiary of Pinnacle Systems. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations could be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

Avid has manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; and Palo Alto and Menlo Park, California.

RESEARCH AND DEVELOPMENT

Avid's research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate on Windows NT-based, IRIX-based and Apple computers. This includes the development and enhancement of best-in-class video, film, 3D animation and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. As these digital tools proliferate, all-digital production cycles are becoming possible. Avid's research and development efforts therefore also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as standalone and network-attached media storage systems for workgroups. Increasingly, Avid is designing its systems to be Internet-enabled with technology for encoding and streaming media to the Internet. The Company undertakes research and development activities in Tewksbury, Massachusetts; Palo Alto, California; Santa Monica, California; and Montreal, Canada.

COMPETITION

The markets for Avid's products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

In the video and film editing and effects markets, Avid encounters competition primarily from vendors that offer similar digital production and post-production editing products based on standard computer platforms. Avid also competes with vendors that offer editing and effects products for originators of broadcast news. These companies include Discreet Logic, Kinetix (a subsidiary of Autodesk), Media 100 (formerly known as Data Translation, Inc.), Apple Computers, Quantel (a subsidiary of Carlton Communications PLC), Alias/Wavefront (a subsidiary of Silicon Graphics), Panasonic (a subsidiary of Matsushita) and Sony. Avid also competes with vendors that generally have offered analog-based products, such as Sony and Matsushita. Avid expects that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products.

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

The Company may face competition in any or all of these markets in the future from computer manufacturers, such as Compaq, Apple, Accom, Hewlett-Packard, IBM, and Silicon Graphics, as well as from software vendors, such as Oracle and Sybase. All of these companies have announced their intentions to enter some or all of the Company's target markets, including specifically the broadcast news and special effects sectors of the video and film editing and effects market. In addition, certain developers of shrink-wrapped digital media software products, such as Adobe and Macromedia, either offer or have announced video and audio editing products which may compete with certain of the Company's products.

The primary competitive factors in all of the Company's market sectors are price/performance, functionality, product quality, reputation, product line breadth, access to distribution channels, customer service and support, brand name awareness, and ease of use.

EMPLOYEES

The Company employed 1,591 people as of December 31, 1999.


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

In September 1995, the Company's United Kingdom subsidiary entered into a 15-year lease in London, England. The Company has vacated this property due to the 1999 corporate restructuring actions. The Company has currently sublet half of this property and is actively pursuing subletting the remaining space. The Company also maintains sales and marketing support offices in leased facilities in various other locations throughout the world.

See Note L - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information concerning the Company's obligations under all operating leases as of December 31, 1999.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER             AGE                     POSITION(S)

William L. Flaherty            52              Acting Chief Executive Officer,
                                               Senior Vice President of Finance,
                                               Chief Financial Officer and
                                               Treasurer

David Krall                    39              President and Chief Operating
                                               Officer

David R. Froker                44              Senior Vice President and General
                                               Manager of Digidesign

Charles L. Smith               39              Vice President of Worldwide Sales
                                               and Marketing

Michael J. Rockwell            33              Chief Technology Officer

Judith M. Oppenheim            58              Senior Vice President of Human
                                               Resources and Corporate Services

Carol L. Reid                  52              Vice President and Corporate
                                               Controller

Ethan E. Jacks                 46              Vice President of Business
                                               Development, General Counsel
                                               and Corporate Secretary

--------------------

WILLIAM L. FLAHERTY. Mr. Flaherty joined the Company in September 1996 and has been Senior Vice President of Finance and Chief Financial Officer since January 1997 and Treasurer since December 1997, and was appointed acting Chief Executive Officer in October 1999. He was Vice President of Finance and Chief Financial Officer from September 1996 to January 1997. Prior to joining Avid, Mr. Flaherty was Senior Vice President, Finance and Chief Financial Officer (February - September 1996), and Vice President, Finance and Chief Financial Officer (1993 - February 1996), of Gibson Greetings Inc., and was Vice President and Treasurer of FMR Corp., the parent company of Fidelity Investments Group (1989-1992).

DAVID KRALL. Mr. Krall was appointed President and Chief Operating Officer of the Company in October 1999. Prior to such appointment Mr. Krall had been Chief Operating Officer of Digidesign since July 1998. He was Vice President of Engineering at Digidesign from June 1996 to July 1998 and Director of Program Management at Digidesign from May 1995 to June 1996.

DAVID R. FROKER. Mr. Froker has been Senior Vice President and General Manager of Digidesign since January 1997. Mr. Froker was General Manager of Digidesign from May 1996 to January 1997. Prior to that he was Vice President Product Marketing at Digidesign from September 1995 to May 1996. He was Vice President, Business Development of Digidesign, Inc. from May 1994 to September 1995. From November 1988 to July 1993 he held various positions in Product Marketing and Business Strategy for Amdahl, a maker of mainframe computers and storage peripherals.

CHARLES L. SMITH. Mr. Smith is currently Avid's Vice President of Worlwide Sales and Marketing, appointed in November 1999. Mr. Smith was Vice President, Sales and Marketing at Digidesign from October 1996 to November 1999. Mr. Smith was also Digidesign's Vice President of International Sales from August 1995 to October 1996, and he was Managing Director Digidesign UK from May 1993 to August 1995.

MICHAEL J. ROCKWELL. Mr. Rockwell was appointed Chief Technology Officer of Avid in February 2000. Mr. Rockwell joined Avid in November 1999 from Digidesign, where he was the Chief Architect for Software Engineering from January 1997 to November 1999. Prior positions with Digidesign were Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

JUDITH M. OPPENHEIM. Ms. Oppenheim has been Senior Vice President of Human Resources and Corporate Services since January 1997. She was Vice President of Human Resources from November 1992 to January 1997. Ms. Oppenheim was Vice President, Human Resources at The Forum Corporation (1989-1992).

CAROL L. REID. Ms. Reid joined the Company in November 1998 as Vice President and Corporate Controller. Prior to that time, she was Vice President of Internal Audit for Digital Equipment Corporation from January 1998 to November 1998 and Assistant Treasurer/Director of Digital Equipment Corporation from October 1994 to January 1998.

ETHAN E. JACKS. Mr. Jacks joined the Company in March 1999 as Vice President of Business Development and General Counsel. Prior to that time he was a Vice
President and General Counsel for Molten Metal Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner in McDermott, Will & Emery from 1990 to 1991.


There are no family relationships among the named officers.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the Common Stock for each calendar quarter the fiscal years ended December 31, 1999 and 1998.

                1999                      High            Low
                ----                      ----            ---
             First Quarter             $34.250        $17.000
             Second Quarter            $22.000        $12.500
             Third Quarter             $18.938        $12.000
             Fourth Quarter            $15.438        $10.000


                1998                      High            Low
                ----                      ----            ---
             First Quarter             $41.250        $26.000
             Second Quarter            $47.750        $28.375
             Third Quarter             $38.875        $18.625
             Fourth Quarter            $27.000        $11.063


The approximate number of holders of record of the Company's Common Stock at March 27, 2000, was 621. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                           For the Year ended December 31,
                                                            --------------------------------------------------------------
                                                               1999         1998         1997        1996         1995
                                                            --------------------------------------------------------------
Net revenues                                                 $452,555     $482,377     $471,338    $429,009     $406,650
Cost of revenues                                              205,877      190,249      221,553     238,808      198,841
                                                            ----------   ----------   ---------   ----------   ----------
  Gross profit                                                246,678      292,128      249,785     190,201      207,809
                                                            ----------   ----------   ---------   ----------   ----------
Operating expenses:
  Research and development                                     88,932       88,787       73,470      69,405       53,841
  Marketing and selling                                       129,889      125,280      120,394     127,006      107,780
  General and administrative                                   28,147       28,549       25,808      24,203       18,085
  Restructuring and other costs                                14,469       28,373                   28,950       5,456
  Amortization of acquisition-related intangible assets        79,879       34,204
                                                            ----------   ----------   ---------   ----------   ----------
    Total operating expenses                                  341,316      305,193      219,672     249,564      185,162
                                                            ----------   ----------   ---------   ----------   ----------
Operating income (loss)                                       (94,638)     (13,065)      30,113     (59,363)      22,647
Other income and expense, net                                   3,459        8,636        8,125       3,416        1,380
                                                            ----------   ----------   ---------   ----------   ----------
Income (loss) before income taxes                             (91,179)      (4,429)      38,238     (55,947)      24,027
Provision for (benefit from) income taxes                      46,369         (796)      11,854     (17,903)       8,588
                                                            ----------   ----------   ---------   ----------   ----------
Net income (loss)                                           ($137,548)     ($3,633)     $26,384    ($38,044)     $15,439
                                                            ==========   ==========   =========   ==========   ==========
Net income (loss) per common share -  basic                    ($5.75)      ($0.15)       $1.14      ($1.80)       $0.81
                                                            ==========   ==========   =========   ==========   ==========
Net income (loss) per common share -  diluted                  ($5.75)      ($0.15)       $1.08      ($1.80)       $0.77
                                                            ==========   ==========   =========   ==========   ==========
Weighted average common shares outstanding - basic             23,918       23,644       23,065      21,163       19,010
                                                            ==========   ==========   =========   ==========   ==========
Weighted average common shares outstanding - diluted           23,918       23,644       24,325      21,163       20,165
                                                            ==========   ==========   =========   ==========   ==========



CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                              As of December 31,
                              ---------------------------------------------------
                                1999       1998       1997       1996       1995
                              ---------------------------------------------------
Working capital               $70,344   $118,965   $186,474   $145,320   $162,260
Total assets                  312,024    486,715    356,805    300,979    331,604
Long-term obligations          14,220     13,261        403      1,186      2,945
Total stockholders' equity    167,923    290,311    241,794    213,415    247,966


SUPPLEMENTAL PRO FORMA INFORMATION:

The following table presents pro forma operating income (loss), excluding the impact of restructuring and other costs and amortization of acquisition-related intangible assets.

In thousands (except per share data)

                                                                      For the Year ended December 31,
                                                                ------------------------------------------------
                                                                 1999      1998      1997      1996       1995
                                                                ------------------------------------------------
Pro forma operating income (loss),excluding restructuring
and other costs and amortization of acquisition-related
intangible assets                                               ($290)   $49,512   $30,113   ($30,413)   $28,103
                                                                ======   =======   =======   =========   =======

See Note S for supplemental pro forma calculations of operating income (loss) (unaudited).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate communication departments.

In August 1998, the Company acquired the business of Softimage. The acquisition was recorded as a purchase and, accordingly, the results of Softimage are included in the Company's financial statements as of the acquisition date.

During the fourth quarter of 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company. The process included a reevaluation of the Company's core competencies, technology plan and business model, and was completed in tandem with development of the Company's fiscal 2000 operating plan. The restructuring plan resulted in a charge of approximately $9.6 million related to the termination of 209 employees or 11% of the Company's workforce and the vacating of certain facilities, as well as the discontinuation of a limited number of existing products. The savings from this plan are intended to allow the Company to return to profitability as well as to fund new strategic initiatives and further growth in the business.

On October 20, 1999, the Company announced the resignations of its Chairman and Chief Executive Officer, William J. Miller, and its President and Chief Operating Officer, Clifford A. Jenks. On an interim basis, Chief Financial Officer and Treasurer William L. Flaherty has been named Acting Chief Executive Officer. David Krall, who was Chief Operating Officer at Digidesign, Avid's professional audio business, has been appointed Avid's President and Chief Operating Officer. An independent director of the Company, Robert M. Halperin, was elected Chairman of the Board of Directors on October 27, 1999. The Board of Directors has initiated a search for a permanent Chief Executive Officer.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                                 For the Year ended December 31,
                                                                --------------------------------
                                                                   1999       1998       1997
                                                                --------------------------------
Net revenues                                                      100.0%     100.0%     100.0%
Cost of revenues                                                   45.5%      39.4%      47.0%
                                                                ---------   --------    --------
  Gross profit                                                     54.5%      60.6%      53.0%
                                                                ---------   --------    --------
Operating expenses:
  Research and development                                         19.7%      18.4%      15.6%
  Marketing and selling                                            28.7%      26.0%      25.5%
  General and administrative                                        6.2%       5.9%       5.5%
  Restructuring and other costs                                     3.2%       5.9%
  Amortization of  acquisition-related intangible assets           17.7%       7.1%
                                                                ---------   --------    --------
    Total operating expenses                                       75.5%      63.3%      46.6%
                                                                ---------   --------    --------
Operating income (loss)                                           (21.0%)     (2.7%)      6.4%
Other income and expense, net                                       0.8%       1.8%       1.7%
                                                                ---------   --------    --------
Income (loss) before income taxes                                 (20.2%)     (0.9%)      8.1%
Provision for (benefit from) income taxes                          10.2%      (0.2%)      2.5%
                                                                ---------   --------    --------
Net income (loss)                                                 (30.4%)     (0.7%)      5.6%
                                                                =========   ========    ========

Excluding restructuring and other costs of 3.2% of revenues and amortization of acquisition-related intangible assets of 17.7% of revenues, pro forma operating income (loss) was (0.1%) of 1999 revenues. Excluding restructuring and other costs of 5.9% of revenues and amortization of acquisition-related intangible assets of 7.1% of revenues, pro forma operating income (loss) was 10.3% of 1998 revenue.

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. Net revenues decreased by $29.8 million (6.2%) to $452.6 million in the year ended December 31, 1999 from $482.4 million in 1998. Net revenues for the year ended December 31, 1998 of $482.4 million increased by $11.1 million (2.3%) from $471.3 million in 1997. The decrease in net revenues during 1999 was attributable to most product families, including Media Composer, Avid Xpress, broadcast products, customer service, graphics and effects, and local storage products. These declines were partially offset by increases in sales of Avid Symphony, which was introduced in late 1998, Avid Unity MediaNet, Softimage DS, Softimage 3D and Digidesign products. There was a significant decrease in Macintosh-based unit sales which was only partially offset by the introduction of Windows NT-based products. The increase in net revenues during 1998 as compared to 1997 was primarily attributable to incremental revenue related to product lines acquired in the Softimage transaction, increased unit sales of Avid Xpress products for Macintosh and NT platforms, and increased sales of Media Composer products, partially offset by decreases in sales of system upgrades and Avid Cinema. During 1999, the Company introduced two new products, Avid Unity MediaNet 1.0 and Digi 001. Additionally, the Company introduced several version updates of existing products, including Media Composer 9.1 for Windows NT, Media Composer XL 8.1 for the Macintosh, Avid Xpress 3.1 for Windows NT, Avid Xpress 3.1 for the Macintosh, Avid NewsCutter 1.5, Avid Symphony 2.1, Avid Unity MediaNet 1.1, Softimage DS 3.0, Pro Tools 5.0 and Pro Tools 5.0 LE for Windows NT, Softimage 3D 3.8 SP2 and Media Illusion 6.0. During 1998, the Company introduced numerous new products including Symphony, Media Composer 9000, Softimage DS 2.1, Avid Express for Windows NT, Pro Tools|24 Mix and Marquee. To date, returns of all products have been immaterial.

Through 1999, the Company continued to shift an increasing proportion of its sales through indirect channels, such as distributors and resellers. Net revenues derived through indirect channels were greater than 85% of net revenue for the year ended December 31, 1999, compared to greater than 70% of net revenue for 1998 and 60% in 1997.

International sales (sales to customers outside the United States and Canada) accounted for 51.3% of the Company's 1999 net revenues, compared to 49.3% for 1998 and 48.6% for 1997. International sales decreased by approximately $5.8 million or 2.4% in 1999 compared to 1998 and increased by approximately $8.7 million or 3.8% in 1998 compared to 1997. The slight decrease in international sales for 1999 compared to 1998 reflected decreases in Europe and Latin America, partially offset by increases in the Asia Pacific region. The increase in international sales for 1998 compared to 1997 reflected an increase in Europe, partly offset by lower sales in the Asia Pacific region.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, and sales of aftermarket hardware products. Gross margin decreased to 54.5% in 1999 compared to 60.6% in 1998, which had increased from 53.0% in 1997. The decrease during 1999 was primarily due to price reductions in certain product lines, as well as by discounting and promotions offered. In addition, there was a shift in mix to lower margin product families and lower priced models within product families. The increase during 1998 as compared to 1997 was primarily due to lower vendor material costs, improved service margins and a favorable product mix. Annualized savings in cost of sales related to the 1999 restructuring actions are currently expected to be approximately $4 million. The Company currently expects gross margins during 2000 to be slightly lower than the 1999 levels, reflecting continued competitive pricing pressure and growth in sales of lower priced, lower margin products.

Research and Development

Research and development expenses increased by $145,000 (0.2%) in the year ended December 31, 1999 compared to 1998 and increased by $15.3 million (20.8%) in the year ended December 31, 1998 as compared to 1997. The increase in expenditures in 1999 was primarily due to a full twelve months of Softimage costs compared to five months of costs in 1998, as well as the creation of a new engineering department to develop Avid Unity MediaNet, partially offset by reductions in other personnel related expenditures and in discretionary spending. The increased expenditures in 1998 as compared to 1997 were primarily due to five months of incremental Softimage costs as well as additions to the Company's engineering staff for the continued development of new and existing products. Research and development expenses increased as a percentage of net revenues to 19.7% in 1999 from 18.4% in 1998 primarily due to the lower annual revenue in 1999. Research and development expenses increased as a percentage of net revenues to 18.4% in 1998 from 15.6% in 1997 primarily due to the increases in research and development expenses for 1998 noted above. The Company currently expects to achieve annualized savings of research and development costs related to the 1999 restructuring actions of approximately $4 million, which will likely be used to fund new strategic initiatives in 2000.

Marketing and Selling

Marketing and selling expenses increased by $4.6 million (3.7%) in the year ended December 31, 1999 compared to 1998 and increased by $4.9 million (4.1%) in the year ended December 31, 1998 compared to 1997. The increased expenditures in 1999 were primarily due to a full twelve months of Softimage costs compared to five months of costs in 1998, as well as significant increased expenditures in the professional audio business related to new product launches during the year. These increases were partially offset by reductions in personnel related expenditures in the Company's video and film editing and effects business. The increased expenditures in 1998 as compared to 1997 were primarily due to five months of incremental Softimage costs as well as an increase in marketing programs, offset by ongoing savings in selling expenses as a result of the shift to an indirect sales model. Marketing and selling expenses increased as a percentage of net revenues to 28.7% in 1999 from 26.0% in 1998 and from 25.5% in 1997. The increase in 1999 was related to the lower annual revenue in 1999 compared to 1998 and to the increases in marketing and selling expenses noted above. The increase in 1998 was primarily due to the increases in selling and marketing expenses noted above. The Company currently expects annualized savings of selling and marketing costs related to the 1999 restructuring actions to be approximately $8 million, which may be used to grow the business in 2000.

General and Administrative

General and administrative expenses decreased approximately $400,000 (1.4%) in the year ended December 31, 1999 compared to 1998 and increased $2.7 million (10.6%) in the year ended December 31, 1998 compared to 1997. The decrease in expenses in 1999 is primarily related to personnel related costs, partially offset by a full twelve months of Softimage costs in 1999 compared to five months of costs in 1998. The increased expense in 1998 as compared to 1997 was primarily due to five months of incremental Softimage costs as well as higher compensation related costs. General and administrative expenses increased as a percentage of net revenues to 6.2% in 1999 from 5.9% in 1998, and from 5.5% in 1997. The increase in 1999 was directly related to the lower annual revenue in 1999 compared to 1998. The increase in 1998 was primarily due to increases in general and administrative expenses noted above. The Company currently expects annualized savings of general and administrative costs related to the 1999 corporate restructuring actions to be approximately $2 million.

Restructuring and Other Costs

During the fourth quarter of 1999, the Company incurred and recorded a $9.6 million restructuring charge, a charge of $2.0 million related to the sale of its Italian subsidiary and a charge of $2.9 million related to contractually obligated employment costs for executive officers who resigned from the Company. During 1998, the Company incurred other charges of $28.4 million relating to in-process research and development in connection with the August 1998 acquisition of the business of Softimage.

In 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company and supporting the Company's new strategic initiatives. The process included a reevaluation of the Company's core competencies, technology plans and business model, and was completed in tandem with development of the Company's fiscal 2000 operating plan. The major elements of the resulting restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provides for no further releases of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge includes approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $600,000 of non-cash charges relating to the disposition of certain fixed assets. The Company currently expects that the 1999 restructuring actions will result in an expense reduction of approximately $18.0 million (as disclosed above) on an annualized basis. These savings will likely be largely offset by incremental costs associated with new strategic initiatives and the growth of the Company; however, there can be no assurance that such expected savings will be realized. During 1999, the Company made cash payments of $2.5 million related to these restructuring activities. The majority of the remaining accrual balance at December 31, 1999 of $7.1 million is expected to be paid out during the first half of 2000. All employees had been informed of their termination and related benefits as of December 31, 1999.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which will establish the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank which ends January 31, 2001. The sale of the subsidiary is expected to reduce the Company's operating expenses, while maintaining a productive and profitable presence in the Italian marketplace.

In 1999, in connection with the resignation of two executive officers, the Company incurred and recorded a charge of $2.9 million for the termination benefits as specified in the employment contracts of the officers. During 1999, cash payments of approximately $200,000 were made and, at December 31, 1999, the related accrual was approximately $2.7 million. The Company currently expects to make cash payments of $1.5 million and $1.2 million in 2000 and 2001, respectively, related to these obligations.

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $28.4 million to in-process research and development. In-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, its value of $28.4 million was expensed as of the acquisition date and was reflected as a special charge to operations in 1998. The amounts allocated to acquired in-process research and development were based on results of an independent appraisal. The values of in-process research and development were determined using a risk-adjusted, discounted cash flow approach.

In-process research and development projects identified at the acquisition date included next-generation three-dimensional modeling, animation and rendering software, and new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing. A description of each project follows:

o Next Generation Three-Dimensional Modeling, Animation and Rendering Software. The efforts required to develop this project into a commercially viable product principally relate to completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the feature set. As of the acquisition date, the Company assessed that the overall project was 81% complete and calculated a value of $25.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $5.1 million. The Company has incurred approximately $10.2 million on this project through December 31, 1999 and currently expects to incur additional costs of $2.6 during fiscal year 2000. Total development costs to complete this project are higher than originally anticipated due to challenges encountered in the development process which have caused a significant delay in the release of the product. This project is expected to be completed during the first half of 2000, at which time the Company expects to begin to benefit economically. However, risk is associated with the completion of any project, and the
   Company cannot be assured that the project will meet with either technological or commercial success. If this project is not successfully developed or commercially viable, the sales and profitability of the Company may be adversely affected in future periods.

o New Graphics, Film and Media Management Capabilities for Effects-Intensive, On-line Finishing. The efforts required to develop this project into a commercially viable product related principally to the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. As of the acquisition date, the Company had assessed that the overall project was 6% complete and calculated a value of $2.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $3.8 million. The project was completed in December 1999 at a cost of approximately $7.8 million. Development costs were higher than originally anticipated due to the addition of features and functionality, which expanded the scope of the original project.

The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present values, and adjusting that result to reflect each project's stage of completion. The expected cash flows of the in-process projects were adjusted to reflect the contribution of completed and core technologies. At the time of acquisition, total revenues from these in-process projects were forecasted to peak in 2002 and then to decline from 2002 to 2004 as new products were expected to be introduced by the Company. These revenue forecasts were based on management's estimate of market size and growth, expected trends in technology, and the expected timing of new product introductions. A discount rate of 21% was used for valuing the in-process research and development. The discount rate was higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million to intangible assets consisting of completed technologies, work force and trade name and $127.8 million to goodwill. Included in the operating results for 1999 and 1998 is amortization of these intangible assets and goodwill of $79.9 million and $34.2 million, respectively. (See Notes P and R to the Consolidated Financial Statements). During 1999, a balance sheet purchase accounting adjustment was recorded which decreased goodwill by approximately $6.8 million. The balance of the intangible assets, including goodwill, was $95.1 million at December 31, 1999. Approximately $66.5 million is expected to be amortized in 2000 with the remaining $28.6 million expected to be amortized through July 2001.

The amounts allocated to identifiable tangible and intangible assets were based on results of an independent appraisal. The values of completed technologies were determined using a risk-adjusted, discounted cash flow approach. As of the acquisition date, total revenues from the completed technologies were forecasted to peak in 1999 and to decline through 2001. The Company discounted the net cash flows of the completed technologies to their present value using a discount rate of 16%.

Other Income and Expense, Net

Other income and expense, net, consists of interest income, other income and interest expense. Other income and expense, net, of $3.5 million for 1999, consisting primarily of interest income, decreased approximately $5.2 million from 1998 which, in turn, increased $511,000 from 1997. For the years ended December 31, 1999 and December 31, 1998, other income and expense, net, changed primarily due to the lower cash and investment balances during the period.

Provision for (Benefit from) Income Taxes

The Company's effective tax rate was 51%, (18%), and 31%, respectively, for 1999, 1998, and 1997. The tax rate for 1999 includes the impact of establishing a full valuation allowance against U.S.-related deferred tax assets. Based on the level of U.S.-related deferred tax assets as of December 31, 1999 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a valuation allowance. Excluding the impact of the valuation allowance, the Company's effective tax rate would have been (41%) for 1999. This differs from the Federal statutory rate of (35%) due primarily to state taxes and the U.S. Federal Research Tax Credit. The tax rate for 1998 includes a benefit of $8.2 million related to the pre-tax charge of $28.4 for in-process technology associated with the Company's acquisition of Softimage. At that time, a portion of the charge was not deductible for U.S. Federal tax purposes. Excluding the charge and related tax benefit, the Company's effective tax rate would have been 31% for 1998. The 1998 effective tax rate, excluding the charge and related tax benefit of 31%, and 1997 effective tax rate of 31% are different from the Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $72.8 million.

With respect to cash flow, net cash provided by operating activities was $6.9 million in 1999 compared to $68.2 million in 1998 and $111.2 million in 1997. During 1999, net cash provided by operating activities primarily reflects net income after adjustment for depreciation and amortization and changes in deferred taxes, as well as decreases in accounts receivable. This was offset by reductions in income taxes payable and accrued expenses. During 1998, net cash provided by operating activities primarily reflects net income after adjustment for the charge for in-process research and development in connection with the acquisition of Softimage and depreciation and amortization. During 1997 net cash provided by operating activities primarily reflects net income adjusted for depreciation, as well as increases in accounts payable and income taxes payable and reductions in inventory. In 1997, the increase in accrued expenses was primarily due to provisions for profit sharing, while the reduction in inventory resulted from improved inventory turnover.

The Company purchased $24.9 million of property and equipment and other assets during 1999, compared to $15.9 million and $15.7 million in 1998 and 1997, respectively. These purchases were primarily of hardware and software for the Company's information systems and equipment to support research and development activities. The Company also utilized cash of $78.4 million in its acquisition of Softimage in 1998. Additionally, the Company made a payment of $8.0 million in 1999 against the note issued to Microsoft in connection with the acquisition of Softimage. The note issued to Microsoft Corporation in connection with the acquisition is due and payable in June 2003. (See Note P to the Notes to Consolidated Financial Statements).

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provided for up to $35.0 million in revolving credit. The line of credit agreement was terminated by the Company in November 1999. The Company believes existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet the Company's cash requirements, including capital expenditures, for at least the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1997, the Company repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. During 1998, the Company repurchased approximately 2.0 million additional shares of common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. These purchases include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased approximately 1.6 million shares of Avid common stock in March 1997. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million, under the program announced in October 1998. As of December 31, 1999, there are approximately 300,000 shares remaining authorized for repurchase.

YEAR 2000 READINESS DISCLOSURE

In 1998, the Company established a worldwide program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program was designed to minimize the possibility of significant Year 2000 interruptions. Possible worst case scenarios include the interruption of significant parts of the Company's business as a result of critical business systems failures or failures experienced by suppliers, resellers, or customers. Any such interruption could have a material adverse impact on future results. Since the possibility of such interruptions could not be eliminated, the Company engaged a significant number of cross-functional resources with technical, business, legal, and financial expertise as part of its program.

By December 31, 1999, the Company had generally completed its overall planned Year 2000 Program activities. This program included the following phases: identification, assessment, testing, remediation, and contingency planning, and encompassed the Company's past and current products, the Company's internal business systems, and the Company's mission critical third party suppliers and service providers (such as inventory suppliers, equipment suppliers, financial institutions, landlords, and resellers). Details of the program were most recently provided in the Company's third quarter 1999 Form 10-Q. A few tasks that remained for completion in December 1999 were reviewed and ultimately reclassified as unnecessary since they posed little to no significant risk to the Company or were adequately covered by existing contingency plans.

To date, the Company has experienced only a few minor effects on its internal business systems attributable to the Year 2000 date change, none of which had a material impact on the Company. So far as the Company is currently aware, only one product exhibited an isolated and minor processing error during the leap year change, which was quickly corrected, is not expected to recur, and had no material impact on the product, customers, or the Company. The Company has also received no reports to date of adverse effects from the Year 2000 date change on its third party service providers.

Because the program is complete, the office overseeing the program has ceased its operations. If any Year 2000 issues arise, the Company expects to handle them as part of the Company's normal operations. As calendar year 2000 progresses, the Company expects to continue monitoring pertinent information relating to the Company's Year 2000 readiness as a whole, and to its products, internal business systems and third party suppliers in particular. Any subsequent information could require the Company to take additional steps to ensure the Year 2000 readiness of Company.

The costs of the Year 2000 readiness program were primarily costs of existing internal resources and expertise combined, with small incremental external spending for resources such as consultants or updates. The entire cost of the program was approximately $3.8 million. Although the Company does not, as a general practice, track internal personnel costs, the Company included estimates of such costs in the above program cost estimate. Costs for business system replacements or upgrades unrelated to Year 2000 issues were not included in this estimate. No future material product readiness costs are anticipated.

Based on the Company's ongoing evaluation of internal information and other systems, as well as the currently available information about third parties, the Company remains confident and does not anticipate significant business interruptions relating to Year 2000 issues that would have a material impact on the Company. Nevertheless, the possibility remains that the Company could be effected by as-yet unreported or undiscovered Year 2000 issues affecting its products, internal business systems, or third party suppliers. The Company acknowledges that it is not in a position to evaluate or resolve all potential Year 2000 scenarios, such as those involving third parties, and therefore remains uncertain as to whether or to what extent the Company may actually be affected by any particular Year 2000 issue. If the Company's contingency plans prove to be inadequate, if business interruptions occur or last for an extended period of time, if third party products or suppliers are adversely affected, if alternatives are not available at reasonable costs, or if a significant Year 2000 issue should go undetected, the Company could also face a material adverse impact on its future results.


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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

Certain Factors That May Affect Future Results

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's core video editing market predominantly uses Avid products and future growth in this market is limited. Accordingly, the Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the corporate market. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. Any failure of such products to achieve market acceptance, any additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company's plans for future growth in the Internet broadcast market depends on increased use of the Internet for the creation, use, manipulation and distribution of media content, from corporate markets to the highest-end post-production. Such uses of the Internet are currently at an early stage of development and the future evolution of the Internet in the media broadcast market is not clear. Because a significant portion of the Company's business strategy depends on its Internet initiative, its business may suffer if commercial use of the Internet fails to grow in the future.

As another component of its Internet initiative, the Company recently launched the Avid Production Network site to provide interactive information and services to new media and post-production professionals. The Company's plans for the Avid Production Network include content-hosting, remote reviewing and stock footage availability. Because materials may be posted on, and/or downloaded and subsequently distributed to others from the Avid production network site, the Company may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.

As a result of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, distribution and content. The enactment of any additional laws or regulations may impede the growth of the Internet, and the Company's Internet-related business and could place additional financial burdens on the Company's business.

The Company's gross margin fluctuates based on various factors. Such factors include the mix of products sold, the cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of overhead costs to manufacturing and of customer support costs to cost of goods, sales of third-party computer hardware to distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected.

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

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. Effective October 20, 1999, William J. Miller resigned as Chairman and Chief Executive Officer of the Company. William L. Flaherty, the Company's Chief Financial Officer and Treasurer, has assumed the role of Acting Chief Executive Officer while the Company's Board of Directors conducts a search for a new Chief Executive Officer. There can be no assurance that the Company's Board of Directors will be successful in its search for a new Chief Executive Officer or in attracting and/or retaining key employees generally.

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

The Company is dependent on a number of suppliers as sole source vendors of certain key components of its products and systems. Components purchased by the Company from sole source vendors include video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from Chip Express and LSI Logic; digital signal processing integrated circuits from Motorola; a fibre channel adapter card from JNI; a fibre channel storage array from the Clariion division of EMC; and a PCI expansion chassis from Magma Inc. The
Company purchases these sole source components pursuant to purchase orders placed from time to time. The Company also manufactures certain circuit boards under license from a subsidiary of Pinnacle Systems. The Company generally does not carry significant inventories of these sole source components and has no guaranteed supply arrangements. No assurance can be given that sole source suppliers will devote the resources necessary to support the enhancement or continued availability of such components or that any such supplier will not encounter technical, operating or financial difficulties that might imperil the Company's supply of such sole source components. While the Company believes that alternative sources of supply for sole source components could be developed, or systems redesigned to permit the use of alternative components, its business and results of operations could be materially affected if it were to encounter an untimely or extended interruption in its sources of supply.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. The Company attempts to reduce the impact of currency fluctuations on results through the use of forward exchange contracts that hedge foreign currency-denominated third-party and intercompany net receivables or payable balances. The Company has generally not hedged transactions with external parties, although it periodically reevaluates its hedging practices.

The Company is involved in various legal proceedings, including patent litigation; an adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations. See Item 3. Legal Proceedings and Note L to Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk
The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities and the effect of volatility in currencies on asset and liability positions of its international subsidiaries that are denominated in foreign currencies.

Foreign Exchange Risk
The Company derives greater than 50% of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the local currency. This circumstance exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. The Company enters into foreign exchange forward contracts to hedge the foreign exchange exposure of certain forecasted receivables and payables of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, the Company could experience unanticipated currency gains or losses.

At December 31, 1999, the Company had $31.7 million of foreign exchange forward contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge against forecasted foreign denominated receivables and payables. Net gains of $2.9 million resulting from forward exchange contracts were included in the results of operations in 1999, which offset net losses on the related asset and liabilities of $2.7 million. A hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's results of operations because the impact on the forward contracts as a result of a 10 percent change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk
At December 31, 1999, the Company held $43.7 million in cash equivalents and marketable securities, consisting of short-term government obligations, state and municipal bonds, and commercial paper. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                               AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1999

                                     ITEM 8

           FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               AVID TECHNOLOGY, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants................................     28

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997...............................     29

Consolidated Balance Sheets as of December 31, 1999 and 1998.....     30

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997...............................     31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997...............................     32

Notes to Consolidated Financial Statements.......................     33


Consolidated Financial Statement Schedule for the years ended
  December 31, 1999, 1998 and 1997 included in Item 14(d):

Schedule II - Supplemental Valuation and Qualifying Accounts.....     F-1


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2000

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                               For the Year Ended December 31,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           ----------    ----------    ----------
Net revenues                                                $452,555      $482,377      $471,338
Cost of revenues                                             205,877       190,249       221,553
                                                           ----------    ----------    ----------
  Gross profit                                               246,678       292,128       249,785
                                                           ----------    ----------    ----------

Operating expenses:
  Research and development                                    88,932        88,787        73,470
  Marketing and selling                                      129,889       125,280       120,394
  General and administrative                                  28,147        28,549        25,808
  Restructuring and other costs                               14,469        28,373
  Amortization of acquisition-related intangible assets       79,879        34,204
                                                           ----------    ----------    ----------
    Total operating expenses                                 341,316       305,193       219,672
                                                           ----------    ----------    ----------

Operating income (loss)                                      (94,638)      (13,065)       30,113

Interest and other income                                      4,145         8,986         8,291
Interest expense                                                (686)         (350)         (166)
                                                           ----------    ----------    ----------
Income (loss) before income taxes                            (91,179)       (4,429)       38,238

Provision for (benefit from) income taxes                     46,369          (796)       11,854
                                                           ----------    ----------    ----------

Net income (loss)                                          ($137,548)      ($3,633)      $26,384
                                                           ==========    ==========    ==========

Net income (loss) per common share - basic                    ($5.75)       ($0.15)        $1.14
                                                           ==========    ==========    ==========

Net income (loss) per common share - diluted                  ($5.75)       ($0.15)        $1.08
                                                           ==========    ==========    ==========

Weighted average common shares outstanding - basic            23,918        23,644        23,065
                                                           ==========    ==========    ==========

Weighted average common shares outstanding - diluted          23,918        23,644        24,325
                                                           ==========    ==========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                            December 31,
                                                                       ----------------------
                                                                          1999         1998
                                                                       ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                               46,072      $62,904
  Marketable securities                                                   26,733       48,922
  Accounts receivable, net of allowances of $8,954
   and $7,171 in 1999 and 1998, respectively                              76,172       89,754
  Inventories                                                             14,969       11,093
  Deferred tax assets                                                      2,114       17,771
  Prepaid expenses                                                         5,584        6,095
  Other current assets                                                     4,795        5,108
                                                                       ---------    ---------
    Total current assets                                                 176,439      241,647

  Property and equipment, net                                             32,748       35,398
  Long-term deferred tax assets                                                        23,891
  Acquisition-related intangible assets                                   95,073      181,631
  Other assets                                                             7,764        4,148
                                                                       ---------    ---------
    Total assets                                                        $312,024     $486,715
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $23,998      $24,311
  Accrued compensation and benefits                                       16,955       29,031
  Accrued expenses                                                        36,022       32,708
  Income taxes payable                                                     5,073       13,715
  Deferred revenues and other liabilities                                 24,047       22,917
                                                                       ---------    ---------
   Total current liabilities                                             106,095      122,682
                                                                       ---------    ---------

Long-term debt and other liabilities, less current portion                14,220       13,261

Purchase consideration                                                    23,786       60,461

Commitments and contingencies (Note L)

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
   no shares issued or outstanding
 Common stock, $.01 par value, 50,000,000 shares authorized;
   26,641,457 and 26,591,457 shares issued and 23,890,169 and
   24,393,795 shares outstanding at December 31, 1999 and 1998,
   respectively                                                              266          265
 Additional paid-in capital                                              366,569      349,289
 Retained earnings (accumulated deficit)                                (128,083)      14,338
 Treasury stock, at cost, 2,751,288 and 2,197,662 shares at
   December 31, 1999 and 1998, respectively                              (66,489)     (68,024)
 Deferred compensation                                                    (1,853)      (3,773)
 Accumulated other comprehensive loss                                     (2,487)      (1,784)
                                                                       ---------    ---------
  Total stockholders' equity                                             167,923      290,311
                                                                       ---------    ---------
  Total liabilities and stockholders' equity                            $312,024     $486,715
                                                                       =========    =========





The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

                                                                                                                  Accumulated
                                                                                                                    Other
                                                                                  Retained                          Compre-  Total
                                            Shares of          Common  Additional Earnings                         hensive  Stock-
                                          Common Stock          Stock   Paid-in (Accumulated Treasury   Deferred    Income holders'
                                      Issued      In Treasury  Issued   Capital   Deficit)    Stock   Compensation  (Loss)  Equity
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1996         21,338,369                 $213   $212,474   $1,451                          ($723) $213,415

Sale of common stock                   1,552,632                   16     14,712                                            14,728
Purchase of treasury stock                         (1,000,000)                              ($28,776)                      (28,776)
Stock issued pursuant to employee
  stock plans and related tax benefits   919,737       42,698      10     15,995     (549)     1,228                        16,684
Issuance of restricted stock             347,200                    3      9,152                       ($9,152)                  3
Restricted stock grants canceled
  and compensation expense                (1,000)                            (26)                        1,118               1,092
Comprehensive income:
  Net income                                                                       26,384                                   26,384
  Net unrealized gains on
     marketable securities                                                                                            12        12
   Translation adjustment                                                                                         (1,748)   (1,748)
                                                                                                                            -------
  Other comprehensive income                                                                                                (1,736)
                                                                                                                            -------
Comprehensive income                                                                                                        24,648
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1997         24,156,938     (957,302)    242    252,307   27,286    (27,548)   (8,034)   (2,459)  241,794

Purchase of treasury stock                         (1,953,487)                               (61,822)                      (61,822)
Stock issued pursuant to employee
 stock plans and related tax benefits                 741,927              3,094   (9,315)    21,346                        15,125
Issuance of common stock in
  connection with acquisition          2,435,519                   24     65,463                                            65,487
Issuance of warrants to purchase
  common stock in connection
  with acquisition                                                        26,196                                            26,196
Conversion of purchase consideration                                       2,544                                             2,544
Restricted stock grants canceled
  and compensation expense                (1,000)     (28,800)     (1)      (315)                        4,261               3,945
Comprehensive loss:
  Net loss                                                                         (3,633)                                  (3,633)
   Net unrealized losses on
    marketable securities                                                                                              5         5
   Translation adjustment                                                                                            670       670
                                                                                                                            -------
  Other comprehensive income                                                                                                   675
                                                                                                                            -------
Comprehensive loss                                                                                                          (2,958)
                                     ----------------------------------------------------------------------------------------------
Balances at December, 1998            26,591,457   (2,197,662)    265    349,289   14,338    (68,024)   (3,773)   (1,784)  290,311

Purchase of treasury stock                         (1,183,348)                               (19,718)                      (19,718)
Stock issued pursuant to employee
 stock plans                                          659,382            (11,931)  (4,873)    21,253                         4,449
Issuance of restricted sotck              50,000                    1        586                          (587)
Conversion of purchase consideration                                      29,212                                            29,212
Restricted stock grants canceled
  and compensation expense                            (29,660)              (587)                        2,507               1,920
Comprehensive loss:
  Net loss                                                                       (137,548)                                (137,548)
   Net unrealized losses on
    marketable securities                                                                                            (32)      (32)
   Translation adjustment                                                                                           (671)     (671
                                                                                                                            -------
  Other comprehensive income                                                                                                  (703)
                                                                                                                            -------
Comprehensive loss                                                                                                        (138,251)
                                     ----------------------------------------------------------------------------------------------
Balances at December, 1999            26,641,457   (2,751,288)   $266   $366,569 ($128,083) ($66,489)  ($1,853)  ($2,487) $167,923
                                     ==============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                        For the Year Ended December 31,
                                                                                     ------------------------------------
                                                                                        1999         1998         1997
                                                                                     ----------    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  ($137,548)     ($3,633)     $26,384
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                      103,223       55,928       25,380
    Charge for acquired in-process research and development, net of tax benefit                      20,155
    Provision for restructuring charge, non-cash portion                                   541
    Compensation from stock grants and options                                           1,920        3,945        2,119
    Provision for doubtful accounts                                                      3,971        2,018        3,304
    Changes in deferred tax assets                                                      52,965       (4,412)        (617)
    Tax benefit of stock option exercises                                                             3,829        3,658
    (Gain) loss on disposal of equipment                                                   850         (133)         222
    Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable                                                                 9,074       (2,801)      (2,215)
     Inventories                                                                        (4,252)      (2,769)      22,514
     Prepaid expenses and other current assets                                            (813)      (2,126)         663
     Accounts payable                                                                     (245)         814       (2,940)
     Income taxes payable                                                              (13,608)       2,404        7,556
     Accrued expenses, compensation and benefits                                        (8,054)         716       23,047
     Deferred revenues                                                                    (431)      (5,700)       2,119
-------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            7,593       68,235      111,194
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (22,588)     (14,118)     (15,180)
  (Increase)/decrease changes in other long-term assets                                 (3,005)      (1,815)        (612)
  Acquisition of business, net of cash acquired                                                     (78,416)
  Proceeds from disposal of assets                                                       1,325        1,309        2,227
  Payments on note issued in connection with acquisitin                                 (8,000)
  Purchases of marketable securities                                                   (38,927)    (166,580)    (147,960)
  Proceeds from sales of marketable securities                                          61,084      196,317       87,564
-------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                               (10,111)     (63,303)     (73,961)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                              (712)        (610)      (1,726)
  Purchase of common stock for treasury                                                (19,718)     (61,822)     (28,776)
  Proceeds from issuance of common stock                                                 4,449       10,901       26,729
-------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                              (15,981)     (51,531)      (3,773)
-------------------------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                             1,667        1,195        (947)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (16,832)     (45,404)      32,513
Cash and cash equivalents at beginning of year                                          62,904      108,308       75,795
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $46,072      $62,904     $108,308
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              AVID TECHNOLOGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid's products are used worldwide in video and audio production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate communication departments.

As described in Note P, in August 1998, the Company acquired the common stock of Softimage Inc. ("Softimage") and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a developer of three-dimensional ("3D") animation, video production, two-dimensional ("2D") cel animation and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage have been included in the Company's financial statements as of the acquisition date.

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

Translation of Foreign Currencies

The functional currency of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Avid Technology Sales Ltd. in Ireland, whose functional currencies are the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

The Company enters into foreign exchange forward contracts to hedge the effect of what are primarily intercompany receivables and payables of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The cash flows related to the gains and losses of foreign currency forward contracts are classified in the statements of cash flows as part of cash flows from operations.

The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is limited by the term of the Company's contracts, which is generally one month. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates. (See also Note M).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of taxable and tax-exempt money market funds, and federal, state, and municipal obligations.

Marketable Securities

Marketable securities consist primarily of federal, state and municipal obligations. The Company has classified its debt securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income
(loss), which is reflected as a separate component of stockholders' equity.

Inventories

Inventories, principally purchased components, are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in results of operations. A significant portion of the property and equipment is subject to rapid technological obsolescence; as a result, the depreciation and amortization periods could ultimately shorten to reflect the change in future technology.

Acquisition-related Intangible Assets

Acquisition-related intangible assets result from the Company's acquisition of Softimage, which was accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name, as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two and three years. Goodwill is amortized on a straight-line basis over three years. The Company periodically evaluates the existence of intangible asset impairments. Recoverability of these assets is assessed at each reporting period based on undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

Purchase Consideration

In conjunction with the acquisition of Softimage (see Note P), the Company issued stock options to retained employees. As agreed with the seller, the value of the note payable to the seller will be increased by $39.71 for each share underlying options that become forfeited by employees. At the date of acquisition, the Company recorded these options as purchase consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the note payable to the seller is increased, with purchase consideration being reduced by a corresponding amount in either case.

Revenue Recognition

The Company recognizes revenue from sales of software or products including proprietary software upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is probable and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," are met. The Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is not essential to the functionality of the product. The Company recognizes revenue from maintenance ratably and from training or other related services as the services are performed. Revenue from services has been insignificant in relation to product revenue for all periods presented.

As part of most sales transactions, telephone support, enhancements and unspecified upgrades are provided at no additional charge during the product's initial warranty period, generally between three and twelve months. The Company allocates a portion of product revenue to this warranty and recognizes the revenue ratably over the warranty period. The Company from time to time offers certain customers free upgrades or future enhancements of specified product releases. The Company allocates revenue among all elements of the order, including specified upgrades, based upon the relative fair value of each element of the arrangement. The Company defers recognition of revenue allocated to the specified upgrade until delivery has occurred and any remaining contractual terms relating to the upgrade have been met.

Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for bad debts. Actual returns have not differed materially from management's estimates and have not been significant. In addition, the Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes.

Research and Development Costs

Research and development costs are expensed as incurred except for costs of internally developed or externally purchased software that qualify for capitalization. Capitalized costs are amortized using the straight-line method upon general release, over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of business and economic factors.

Computation of Net Income (Loss) Per Common Share

Net income per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares and unvested restricted stock shares are included in the Diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, warrants and unvested restricted stock shares, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Net loss per common share, both basic and dilutive, is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. The adoption of SFAS 130 had no impact on the Company's net income (loss) or stockholders' equity. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income (loss) and earnings per share in the notes to the financial statements. The Company adopted SFAS No. 123 and elected the disclosure-only provisions. The Company has chosen to continue to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

C.    MARKETABLE SECURITIES

The amortized cost, including accrued interest, and fair value of marketable securities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                  Amortized        Fair
                                                     Cost          Value
                                                  ----------     ----------
             1999
Federal,  State and  Municipal obligations          $26,747        $26,733
                                                  ==========     ==========


             1998
Federal,  State and  Municipal obligations          $48,904        $48,922
                                                  ==========     ==========


Gross realized and unrealized gains and losses, which are calculated on a specific identification basis, for the years ended December 31, 1999 and 1998 were immaterial. All marketable securities held at December 31, 1999 and 1998 mature within one year.

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                                        December 31,
                                                 --------------------------
                                                   1999             1998
                                                 ---------        ---------
             Raw materials                         $9,896           $6,193
             Work in process                        1,946            2,081
             Finished goods                         3,127            2,819
                                                 ---------        ---------
                                                  $14,969          $11,093
                                                 =========        =========

E.    JOINT VENTURE

In January 1999, Avid and Tektronix formally organized a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture is dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. Tektronix transferred its interest in AvStar to a third party, Grass Valley Group, Inc., in September 1999. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $500,000 of fixed assets and inventory. During the fourth quarter of 1999, AvStar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The pro rata share of earnings of the joint venture recorded by the Company during 1999 was not material.

F.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                 December 31,
                                                        Depreciable        ------------------------
                                                           Life              1999            1998
                                                      -------------        ---------      ---------

Computer and video equipment and software               3 to 5 years        $92,467         $85,365
Office equipment                                        3 years               5,335           4,874
Furniture and fixtures                                  3 years               9,176           7,138
Leasehold improvements                                  3 to 10 years        16,950          15,287
                                                                           ---------      ---------
                                                                            123,928         112,664
Less accumulated depreciation and amortization                               91,180          77,266
                                                                           ---------      ---------
                                                                            $32,748         $35,398
                                                                           =========      =========

G.    LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consists of the following (in thousands):

                                                        December 31,
                                                     -----------------
                                                      1999      1998
                                                     -------   -------
Subordinated note                                     $9,635   $10,352
Long-term deferred compensation (see Note J)           3,023     2,909
Long-term deferred tax liabilities (see Note H)        1,562
                                                     -------   -------
                                                     $14,220   $13,261
                                                     =======   =======

Subordinated Note

In connection with the acquisition of Softimage (see Note P), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. Through December 31, 1999, the Note has been increased by approximately $12.7 million for forfeited Avid stock options. During 1999, the Company made a principal payment of $8.0 million. The Company also made cash interest payments of $626,000 and $77,000 during 1999 and 1998, respectively.

Line of Credit

In 1995, the Company entered into an unsecured line of credit agreement with a group of banks which provided for up to $35.0 million in revolving credit. Under the terms of the agreement, the Company paid an annual commitment fee of 1/4% of the average daily unused portion of the facility, payable quarterly in arrears. The Company had two loan options available under the agreement: the Base Rate Loan and the LIBOR Rate Loan. The interest rates to be paid on the outstanding borrowings for each loan annually were equal to the Base Rate or LIBOR plus 1.25%, respectively. Additionally, the Company was required to maintain certain financial ratios and was bound by covenants over the life of the agreement, including a restriction on the payment of dividends. The Company had no borrowings against this facility as of December 31, 1998 or during 1999. The Company terminated this arrangement in November 1999.

Three of the Company's international subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of Italian Lire 300,000,000, Irish Punt 150,000 and German Mark 400,000. No borrowings were outstanding under these facilities as of December 31, 1999 or 1998.

H.    INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                             1999         1998         1997
                                                          ----------   ----------   ----------
   Income (loss) before income taxes:
     United States                                        ($106,930)    ($27,497)     $22,017
     Foreign                                                 15,751       23,068       16,221
                                                          ----------   ----------   ----------
     Total income (loss) before income taxes               ($91,179)     ($4,429)     $38,238
                                                          ==========   ==========   ==========

   Provisions for (benefit from) income taxes:
     Current tax expense:
     Federal                                                ($6,183)      $7,770       $2,353
     Foreign                                                  2,817        4,665        4,667
     State                                                       55          155           75
                                                          ----------   ----------   ----------
    Total current tax expense                                (3,311)      12,590        7,095

    Deferred tax (benefit)expense:
     Federal                                                 42,822      (13,878)       4,937
     Foreign                                                  2,211        2,401       (1,237)
     State                                                    4,647       (1,909)       1,059
                                                          ----------   ----------   ----------
    Total deferred tax(benefit) expense                      49,680      (13,386)       4,759
                                                          ----------   ----------   ----------
    Total income tax provision (benefit)                    $46,369        ($796)     $11,854
                                                          ==========   ==========   ==========

Net cash payments or (refunds) for income taxes in 1999, 1998 and 1997 were approximately $6.4 million, $6.6 million and ($1.1) million, respectively. The net refund in 1997 was the result of the 1996 loss, which was carried back to 1993, 1994 and 1995 for federal tax purposes.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $43.1 million at December 31, 1999.

Net deferred tax assets are comprised of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Allowances for accounts receivable                          $1,947      $2,118
Difference in accounting for:
   Revenue                                                   4,836       3,487
   Costs and expenses                                       12,713      10,846
   Inventories                                               1,820       1,944
   Intangible assets                                        43,770       7,735
Deferred intercompany profit                                               844
Foreign related items                                          552
Tax credit and net operating loss carryforwards             26,965      15,506
Other                                                       (1,414)       (818)
                                                           --------    --------
Net deferred tax assets before valuation allowance          91,189      41,662
Valuation allowance                                        (90,637)
                                                           --------    --------
Net deferred tax assets after valuation allowance             $552     $41,662
                                                           ========    ========

For U.S. Federal income tax purposes at December 31, 1999, the Company has tax credit carryforwards of approximately $12.4 million, which will expire between 2004 and 2019, and a net operating loss carryforward of approximately $38.1 million, which will expire in 2019.

Deferred tax assets reflect the net tax effects of the tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future U.S. taxable income. Based on the level of the deferred tax assets as of December 31, 1999 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a valuation allowance. Accordingly, a valuation allowance of approximately $90.2 million has been established through the provision for income taxes against the U.S.-related deferred tax assets. In the event that the related tax benefit is realized, such benefit will reduce future provision for income taxes. In addition, a valuation allowance of $400,000 has been established for U.S. tax return carryforwards resulting from stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                   1999       1998       1997
                                                  ------     ------     ------
Statutory rate                                     (35%)       35%        35%
Nondeductible acquisition costs                                12
Tax credits                                          (3)       (8)        (4)
Foreign operations                                             (8)        (3)
State taxes, net of federal benefit                  (3)       (2)         2
Foreign sales corporation                                      (2)        (1)
Other                                                           4          2
                                                  ------     ------     ------

Effective tax rate before special charge
 and valuation allowance                            (41)       31         31

Rate difference due to charge for in-process
 research and development                                     (49)
Change in valuation allowance                        99
Reduction in required tax liabilities                (7)
                                                  ------     ------     ------
Effective tax rate                                   51%     (18%)        31%
                                                  ======     ======     ======

For the year ended December 31, 1998, the effective tax rate before special charge is based on a profit before tax amount that excludes the $28.4 million charge for in-process research and development, of which $6.7 million was not deductible for tax purposes. The Company's actual effective tax rate of (18%) for the year reflects a tax benefit equal to 29% of this one-time charge.

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. There was no Irish tax benefit in 1999 due to a loss recorded for the Irish manufacturing operations. The favorable Irish tax rate resulted in tax benefits of approximately $1.5 million in 1998 and $900,000 in 1997. The 1998 basic and diluted per share tax benefit was $0.06.

During 1999, the Internal Revenue Service ("IRS") substantially completed its tax audit of the Company's U.S. tax returns for 1993 through 1996. The adjustments resulting from the IRS audit did not have a material impact on the Company's financial statements.

I.    CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $.01 par value per share for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

Shareholder Rights Plan

In February 1996, the Board of Directors approved a Shareholder Rights Plan. The rights were distributed in March 1996 as a dividend at the rate of one right for each share of Common Stock outstanding. No value was assigned to these rights. The rights may be exercised to purchase shares of a new series of $.01 par value, junior participating preferred stock or to purchase a number of shares of the Company's common stock which equals the exercise price of the right, $115, divided by one-half of the then-current market price, upon occurrence of certain events, including the purchase of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. The rights expire on February 28, 2006 and may be redeemed by the Company for $.01 each at any time prior to the tenth day following a change in control and in certain other circumstances.

Common Stock

During June and July 1997, the Company granted 347,200 shares of $0.01 par value restricted common stock to certain employees under a Company stock option and award plan. These shares vest annually in 20% increments beginning May 1, 1998. Accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. On May 1, 1998, an additional 20% of the restricted stock became vested due to the attainment of specific stock performance goals. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $9.1 million with respect to this restricted stock. During 1999, the Company granted 50,000 shares of $0.01 par value restricted common stock to certain employees under the 1997 Stock Incentive Plan. These shares vest 40% on the first anniversary and 60% on the second anniversary of the award. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $587,000 with respect to this restricted stock. The deferred compensation amounts represent the excess of fair value of the restricted shares at the date of the award over the purchase price and is recorded as compensation expense ratably as the shares vest. For the year ended December 31, 1999, 1998 and 1997, approximately $1.4 million, $3.2 million and $1.1 million, respectively, was recorded as compensation expense.

On October 23, 1997, February 5, 1998 and October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 1.0 million, 1.5 million and 2.0 million shares, respectively, of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1997, the Company repurchased a total of 1.0 million shares at a cost of $28.8 million, which completed the program announced in October 1997. During 1998, the Company repurchased approximately 2.0 million additional shares of common stock at a cost of $61.8 million, which completed the program announced during February 1998 and initiated the program announced in October 1998. These purchases include the repurchase of 500,000 shares from Intel Corporation ("Intel"). Intel originally purchased approximately 1.6 million shares of Avid common stock in March 1997. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million, under the program announced in October 1998. As of December 31, 1999, there are approximately 300,000 shares remaining authorized for repurchase.

Warrants

In connection with the acquisition of Softimage Inc. (see Note P), the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrants are exercisable after August 3, 2000, at a price of $47.65 per share, and expire on August 3, 2008.

J.    EMPLOYEE BENEFIT AND PROFIT SHARING PLANS

Employee Benefit Plans

The Company has an employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. Effective January 1, 1996, the Company began contributing 33% of up to the first 6% of an employee's salary contributed to the plan by the employee. Effective January 1, 1999, the Company's contribution was increased from 33% to 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $2.2 million, $1.3 million, and $988,000 in 1999, 1998 and 1997, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions of approximately $1.3 million, $1.0 million, and $489,000 in 1999, 1998, and 1997, respectively.

Profit Sharing and Executive Compensation Plans

The Company has profit sharing plans that cover substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The plans provides that the Company contribute a varying percentage of salary based on the Company's achievement of targeted return on invested capital for each fiscal year.

1998 Nonqualified Deferred Compensation Plan

In December 1997, the Board of Directors approved the 1998 Nonqualified Deferred Compensation Plan (the "1998 Deferred Plan"). The 1998 Deferred Plan, effective January 1, 1998, covers selected senior management and highly compensated employees, as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. The timing of the payouts can be at the election of the employee or upon termination of employment with the Company. The benefit payable under the 1998 Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $3.0 million and $2.9 million as of December 31, 1999 and 1998, respectively, and are recorded in other assets and other long-term liabilities.

K.  STOCK PLANS

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended on May 19, 1998, authorizes the issuance of a maximum of 700,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. At December 31, 1999, 12,605,000 shares were authorized for grant under the Company's stock-based compensation plans.

Information with respect to options granted under all stock option plans is as follows:

                                                    1999                        1998                       1997
                                         -------------------------   -------------------------   -------------------------
                                                         Wtd Avg.                    Wtd Avg.                    Wtd Avg.
                                                          Price                       Price                       Price
                                            Shares      Per Share       Shares      Per Share       Shares      Per Share
                                         -----------   -----------   -----------   -----------   -----------   -----------
Options outstanding at January 1,         7,401,490        $16.63     3,573,527        $16.09     3,547,356        $16.18

Granted, at fair value                    2,551,790        $14.64     3,208,674        $26.19     1,243,950        $14.77
Granted, below fair value                                             1,820,817         $0.01
Exercised                                  (481,003)       $12.53      (650,420)       $13.74      (758,298)       $13.23
Canceled                                 (1,218,720)       $18.34      (551,108)       $16.52      (459,481)       $17.17
                                         ===========                 ===========                 ===========

Options outstanding at December 31,       8,253,557        $15.95     7,401,490        $16.63     3,573,527        $16.09
                                         ===========                 ===========                 ===========

Options exercisable at December 31,       3,388,955        $16.80     1,658,724        $15.94     1,338,726        $16.04
                                         ===========                 ===========                 ===========

Options available for future grant at
  December 31,                            1,529,362                   1,660,022                     674,296
                                         ===========                 ===========                 ===========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                    Options Outstanding                                            Options Exercisable
---------------------------------------------------------------------------------------    --------------------------------
                                              Weighted-Average
        Range of               Number            Remaining           Weighted-Average         Number       Weighted-Average
    Exercise Prices           Outstanding     Contractual Life        Exercise Price        Exercisable     Exercise Price
--------------------------  --------------  --------------------- ---------------------   --------------  -----------------
         $0.01 to $11.18       1,751,470                   7.92                 $3.65          945,720              $4.55
        $11.37 to $12.18       2,021,401                   9.82                $11.39           13,064             $11.79
        $12.56 to $16.50       1,055,519                   6.43                $15.40          876,336             $15.56
        $16.56 to $26.18       2,016,375                   8.14                $21.09          874,491             $20.53
        $26.37 to $45.25       1,408,792                   8.03                $30.84          679,344             $30.73
                            --------------                                                --------------

         $0.01 to $45.25       8,253,557                   8.27                $15.95        3,388,955             $16.80
                            ==============                                                ==============

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated below:

                          1999                                   1998                               1997
             -----------------------------------  ----------------------------------  ---------------------------------
                 Net       Earnings   Earnings       Net      Earnings    Earnings       Net       Earnings   Earnings
                Income    per share   per share     Income    per share   per share     Income    per share  per share
                (Loss)      Basic     Dilutive      (Loss)      Basic     Dilutive      (Loss)      Basic     Dilutive
             ------------ ---------- -----------  ----------  ---------  -----------  ----------  ---------  ----------
As Reported    ($137,548)   ($5.75)     ($5.75)     ($3,633)    ($0.15)     ($0.15)     $26,384      $1.14      $1.08
             ============ ========== ===========  ==========  =========  ===========  ==========  =========  ==========

Pro Forma      ($154,898)   ($6.48)     ($6.48)    ($13,598)    ($0.58)     ($0.58)     $18,855      $0.82      $0.76
             ============ ========== ===========  ==========  =========  ===========  ==========  =========  ==========


During 1998, the Company issued stock options to purchase approximately 1.8 million shares of common stock with a nominal exercise price in connection with the acquisition of Softimage (see Note P). As a result of this nominal exercise price, the Company excluded the effects of the options issued from the calculation of 1999 and 1998 pro forma net loss from SFAS No. 123 disclosures of compensation expense. The Softimage purchase price included the excess of the fair value of the Company's stock on the grant date over the exercise prices.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                Stock Options                            Stock Purchase Plan
                                    -------------------------------------       -------------------------------------
                                         1999         1998        1997               1999         1998        1997
                                    -------------------------------------       -------------------------------------
Expected dividend yield                    0.0%         0.0%        0.0%               0.0%         0.0%        0.0%
Risk-free interest rate                    6.0%         5.2%        6.5%               6.0%         5.2%        6.5%
Expected volatility                       61.8%        61.8%       61.2%              61.8%        61.8%       61.2%
Expected-life (in months)                 15           17          17                  6            6           6
Weighted-average fair value
 of options granted                       $5.61       $13.29       $7.46              $5.91       $10.38       $5.21

L.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 1999 are as follows (in thousands):

                          2000                     $11,388
                          2001                       7,876
                          2002                       5,557
                          2003                       4,579
                          2004                       4,414
                          Thereafter                21,638
                                                   --------
                          Total                    $55,452
                                                   ========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $9.3 million. Such amounts are not reflected in the schedule of minimum lease payments above.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company's lease for the Dublin, Ireland facility has a termination option in April 2002, which if elected requires the Company to pay certain penalties of approximately $338,000. The Company also has other various leases which include termination options , that if exercised would result in penalties totaling $248,000. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases was approximately $12.3 million, $12.4 million and $13.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Purchase Commitments

As of December 31, 1999, the Company has entered into non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements aggregate approximately $3.8 million.

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

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including distributors. Under the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 1999, 1998 and 1997, the third party's uncollected balance of lease receivables with recourse was approximately $98.2 million, $86.1 million and $58.0 million, respectively; at those same dates, Avid's maximum recourse totaled approximately $22.7 million, $22.3 million and $15.4 million, respectively. The Company records revenue from these transactions upon the shipment of products to end-users and maintains a reserve for estimated losses under this recourse lease program based on historic default rates. To date, the Company has not experienced significant losses under this financing lease program.

The Company also has an arrangement whereby it receives cash from the transfer of certain receivables to a third party. The Company is liable to the third party for any amounts not paid by the customer. The Company records a liability for the amount received, and such liability and the related receivables are relieved upon payment by the customer to the third party. As of December 31, 1999, a liability of $3.6 million was recorded for receivables transferred which had not been paid as of that date.

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

M.    FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

As of December 31, 1999 and 1998, the Company had approximately $31.7 million and $31.9 million, respectively, of foreign exchange forward contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge primarily against its intercompany receivables and payables exposures. The following table summarizes the Company's net currencies position and approximate U.S. dollar amounts involved at December 31, 1999; the Company is in a net sell position with respect to each currency with the exception of the British pound (in thousands):

                            Local Currency               Approximate
                                Amount              U.S. Dollar Equivalent
                           ------------------      -----------------------
      British Pound              8,225                    $13,332
      Canadian Dollar            5,000                      3,422
      Euro                      11,410                     11,587
      Japanese Yen             342,000                      3,368
                                                          --------
                                                          $31,709
                                                          ========

The forward exchange contracts generally have maturities of one month. Net gains (losses) of approximately $3.0 million, ($1.1) million and $3.2 million resulting from forward exchange contracts were included in results of operations in 1999, 1998 and 1997, respectively. The fair values of these forward exchange contracts as of December 31, 1999, 1998, and 1997 were immaterial, as the contracts generally are placed within a week of year-end.

N.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects and Professional Audio.

The Video and Film Editing and Effects segment produces nonlinear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. The Professional Audio segment produces digital audio systems for the professional audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of nonrecurring charges and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. The segments are reported net of eliminations resulting from intersegment sales and transfers. The Company does not report segment assets as part of the assessment of segment performance, as such, segment asset information is not available.

The following is a summary of the Company's operations by operating segment (in thousands):

                                                              For the Year Ended December 31,
                                                        ----------------------------------------------
                                                           1999             1998             1997
                                                        ------------     ------------     ------------
                Video and Film Editing and Effects:
                          Net revenues                     $361,012         $412,374         $406,808
                                                        ============     ============     ============
                          Depreciation                      $20,017          $20,290          $21,676
                                                        ============     ============     ============
                          Operating income (loss)          ($20,061)         $37,818          $22,061
                                                        ============     ============     ============
                Professional Audio:
                          Net revenues                      $91,543          $70,003          $64,530
                                                        ============     ============     ============
                          Depreciation                       $1,005           $1,373           $1,601
                                                        ============     ============     ============
                          Operating income (loss)           $19,771          $11,694           $8,052
                                                        ============     ============     ============


                Combined Segments:
                          Net revenues                     $452,555         $482,377         $471,338
                                                        ============     ============     ============
                          Depreciation                      $21,022          $21,663          $23,277
                                                        ============     ============     ============
                          Operating income (loss)             ($290)         $49,512          $30,113
                                                        ============     ============     ============




The following table reconciles income (loss) for reportable segments to total consolidated amounts for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                       1999            1998            1997
                                                                  -------------   -------------   -------------
   Total operating income (loss) for reportable segments                ($290)        $49,512          $30,113
   Unallocated amounts:
           Restructuring and other costs                              (14,469)        (28,373)
           Amortization of acquisition-related intangible assets      (79,879)        (34,204)
                                                                  -------------   -------------   -------------
   Consolidated operating income (loss)                              ($94,638)       ($13,065)         $30,113
                                                                  =============   =============   =============

The 1999 unallocated amounts represent the charges for the 1999 restructuring actions, the loss on the sale of the Company's Italian subsidiary and other personnel related severance costs as well as the amortization of acquired intangible assets, including goodwill, as described in Notes O and P. The 1998 unallocated amounts represent the charge for in-process research and development and the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage as described in Note P.

The following table summarizes the Company's revenues and long-lived assets, excluding intangible and deferred tax assets, by country (in thousands):

                                                 For the Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
     Revenues
       North America (U.S. and Canada)          $220,405   $244,476   $242,106
       Germany                                    46,454     43,825     43,800
       United Kingdom                             38,420     47,511     45,232
       Other foreign countries                   147,276    146,565    140,200
                                                ---------  ---------  ---------
     Total revenues                             $452,555   $482,377   $471,338
                                                =========  =========  =========


                                                  1999       1998       1997
                                                ---------  ---------  ---------
      Long-lived assets
       North America (U.S. and Canada)           $37,714    $35,309    $35,589
       United Kingdom                              1,248      1,867      2,466
       Other foreign countries                     1,550      2,370      2,848
                                                ---------  ---------  ---------
     Total long-lived assets                     $40,512    $39,546    $40,903
                                                =========  =========  =========

Foreign revenue is based on the country in which the sales originate.

O.    RESTRUCTURING AND OTHER COSTS

In the fourth quarter of 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues with the goal of restoring long-term profitability to the Company. The major elements of the restructuring plan include the termination of certain employees and the vacating of certain facilities. The plan also provides for no further reclasses of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge includes approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $600,000 of non-cash charges relating to the disposition of certain fixed assets. All employees had been informed of their termination and related benefits by December 31, 1999.

The following table sets forth the 1999 restructuring charge accounting:

Restructuring Charge                          Employee       Facilities       Fixed
                                               Related        Related         Assets          Total
------------------------------------------------------------------------------------------------------
(In thousands)

Restructuring charge                             $6,623         $2,443           $541          $9,607
Cash payments made in 1999                       (2,202)          (289)                        (2,491)
------------------------------------------------------------------------------------------------------
Accrual balance at December 31, 1999             $4,421         $2,154           $541          $7,116
------------------------------------------------------------------------------------------------------


In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which will establish the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank which ends January 31, 2001.

In 1999, in connection with the resignation of two executive officers, the Company incurred and recorded a charge of $2.9 million for the termination benefits as specified in the employment contracts of the officers. During 1999, cash payments of approximately $200,000 were made and, at December 31, 1999, the related accrual was $2.7 million.

As described in Note P, in connection with the 1998 acquisition of Softimage, the Company recorded a charge of approximately $28.4 million in 1998 for the acquired in-process research and development. The related tax benefit of $8.2 million is reflected in the 1998 tax provision (benefit).

P.    ACQUISITIONS

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5.0 million, due June 2003, (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid agreed to issue to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million ("Avid Options"). Avid also incurred fees of $4.0 million in connection with the transaction. Per terms of the agreements, shares of common stock issued to Microsoft and shares underlying the warrant may not be traded until August 3, 2001. Additionally, the principal amount of the Note will be increased by $39.71 for each share underlying forfeited Avid Options. The value of the Avid Options has been recorded on the balance sheet as Purchase Consideration (see Note B).

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

                  Working capital, net                             $2,448
                  Property and equipment                            3,958
                  Completed technologies                           76,205
                  In-process research and development              28,373
                  Work force                                        7,790
                  Trade name                                        4,252
                  Deferred tax liability                           (2,945)
                  Goodwill                                        127,779
                                                                -----------
                                                                 $247,860
                                                                ===========

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

In 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to a change to the tax treatment of certain acquired intangible assets.

Accumulated amortization associated with identifiable intangible assets was approximately $54.0 million and $16.5 million at December 31, 1999 and 1998, respectively. The accumulated amortization associated with goodwill was approximately $58.1 million and $17.7 million at December 31, 1999 and 1998, respectively.

At the date of acquisition, the Company recorded the value of the Avid options issued to retained employees as purchase consideration on the balance sheet. As agreed with the seller, the value of the note payable to the seller is being increased by $39.71 for each share underlying options that become forfeited by employees. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the note payable to the seller is increased, with purchase consideration being reduced by a corresponding amount in either case. The following table shows the activity of purchase consideration (in thousands):

Purchase consideration at time of acquisition                   $68,177

Forfeited options increasing value of the Note                   (5,172)
Vested options increasing additional paid-in capital             (2,544)
                                                            -------------

Purchase consideration at December 31, 1998                      60,461

Forfeited options increasing value of the note                   (7,463)
Vested options increasing additional paid-in capital            (29,212)
                                                            -------------

Purchase consideration at December 31, 1999                     $23,786
                                                            =============

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

                                                                             Pro Forma Unaudited
                                                                  (in thousands, except per share amounts)

                                                                       For  the Year Ended December 31,
                                                              -------------------------------------------------
                                                                      1998                        1997
                                                              ----------------------      ---------------------
Net revenue                                                          $505,382                    $508,153
                                                              ======================      =====================

Net income (loss)                                                    ($22,329)                   ($43,102)
                                                              ======================      =====================

Net income (loss) per common share - basic                             ($0.89)                     ($1.69)
                                                              ======================      =====================

Net income (loss) per common share - diluted                           ($0.89)                     ($1.69)
                                                              ======================      =====================

Weighted average common shares outstanding - basic                     25,071                      25,501
                                                              ======================      =====================

Weighted average common shares outstanding - diluted                   25,071                      25,501
                                                              ======================      =====================


Q.    NET INCOME (LOSS) PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the consolidated statements of operations:


                                                              For the Years Ended December 31,
                                                         -------------------------------------------
    (In thousands, except per share data)                   1999             1998           1997
                                                         -----------     -----------     -----------
    Basic EPS
       Numerator:
          Net income (loss)                               ($137,548)        ($3,633)         $26,384
       Denominator:
          Weighted common shares outstanding                 23,918          23,644           23,065

       Basic EPS                                             ($5.75)         ($0.15)           $1.14


    Diluted EPS
       Numerator:
          Net income (loss)                               ($137,548)        ($3,633)         $26,384
       Denominator:
          Weighted common shares outstanding                 23,918          23,644           23,065
          Weighted common stock equivalents                                                    1,260
                                                         -----------     -----------     -----------
                                                             23,918          23,644           24,325

       Diluted EPS                                           ($5.75)         ($0.15)           $1.08


Options and warrants to purchase 2,031,990 and 2,534,833 weighted shares of common stock outstanding as of December 31, 1999 and 1998 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Options to purchase 234,554 weighted shares of common stock outstanding as of December 31, 1997 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock during the periods.

R.    QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                       Ended Quarters
                                  --------------------------------------------------------------------------------------
                                                         1999                                        1998
                                  --------------------------------------------------------------------------------------
                                     Dec. 31   Sept. 30   June 30   Mar. 31    Dec. 31    Sept. 30   June 30   Mar. 31

                                  -------------------------------------------  -----------------------------------------
Net revenues                        $111,640   $113,279  $116,353  $111,283    $144,598    $116,185  $112,852  $108,742
Cost of revenues                      55,872     55,310    50,275    44,420      54,256      45,929    44,537    45,527
                                  -------------------------------------------  -----------------------------------------
Gross profit                          55,768     57,969    66,078    66,863      90,342      70,256    68,315    63,215
                                  -------------------------------------------  -----------------------------------------
Operating expenses:
  Research & development              21,417     20,623    22,644    24,248      25,102      22,757    20,616    20,312
  Marketing & selling                 30,237     33,564    33,525    32,563      36,035      30,967    30,584    27,694
  General & administrative             7,538      6,598     7,270     6,741       8,618       6,902     6,450     6,579
  Restructuring and other costs       14,469                                                 28,373
  Amortization of acquisition-
   related intangible assets          19,792     19,789    19,787    20,511      20,503      13,701
                                  -------------------------------------------  -----------------------------------------
   Total operating expenses           93,453     80,574    83,226    84,063      90,258     102,700    57,650    54,585
                                  -------------------------------------------  -----------------------------------------
Operating income (loss)              (37,685)   (22,605)  (17,148)  (17,200)         84     (32,444)   10,665     8,630
Other income, net                        857        739     1,263       600       1,371       2,016     2,713     2,536
                                  -------------------------------------------  -----------------------------------------
Income (loss) before income taxes    (36,828)   (21,866)  (15,885)  (16,600)      1,455     (30,428)   13,378    11,166
Provision for (benefit from)
  income taxes                        68,110     (8,746)   (7,849)   (5,146)        451      (8,855)    4,147     3,461
                                  -------------------------------------------- -----------------------------------------
Net income (loss)                  ($104,938)  ($13,120)  ($8,036) ($11,454)     $1,004    ($21,573)   $9,231    $7,705
                                  ============================================ =========================================
Net income (loss) per share -
  basic                               ($4.42)    ($0.56)   ($0.34)   ($0.47)      $0.04      ($0.89)    $0.40     $0.34
                                  ============================================ =========================================
Net income (loss) per share -
  diluted                             ($4.42)    ($0.56)   ($0.34)   ($0.47)      $0.04      ($0.89)    $0.37     $0.31
                                  ============================================  ========================================
Weighted average common
   shares outstanding - basic         23,731     23,614    23,946    24,391      24,378      24,190    23,076    22,908
                                  ===========================================  =========================================
Weighted average common
   shares outstanding -diluted        23,731     23,614    23,946    24,391      26,703      24,190    24,833    24,587
                                  ===========================================  =========================================

High common stock price              $15.438    $18.938   $22.000    $34.250    $27.000     $38.875   $47.750   $41.250
Low common stock price               $10.000    $12.000   $12.500    $17.000    $11.063     $18.625   $28.375   $26.000


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

S. SUPPLEMENTAL RECONCILIATION OF OPERATING INCOME (LOSS) TO PRO FORMA OPERATING INCOME (LOSS) (UNAUDITED)

The following table presents a pro forma calculation of operating income (loss), excluding restructuring and other costs and amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the years presented.

(in thousands, except per share data)

                                                                     For the Years Ended December 31,
                                                               ---------------------------------------------
                                                                   1999            1998            1997
                                                               -------------   -------------   -------------
  Operating income (loss)                                         ($94,638)       ($13,065)         $30,113
  Adjustments:
    Restructuring and other costs                                   14,469          28,373
    Amortization of acquisition-related intangible assets           79,879          34,204
                                                               -------------   -------------   -------------
  Pro forma operating income (loss)                                  ($290)        $49,512          $30,113
                                                               =============   =============   =============

The 1999 adjustments include the restructuring actions, the loss on the sale of the Company's Italian subsidiary and other personnel severance costs; as well as the amortization of $79.9 million related to acquired intangible assets, including goodwill. The 1998 adjustments include the charge for in-process research and development of $28.4 million as well as the amortization of $34.2 million related to acquired intangible assets and goodwill associated with the acquisition of Softimage.

T.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage acquisition.

                                                     Year Ended
                                                  December 31, 1998
                                                ---------------------
    Fair value of:
       Assets acquired and goodwill                        $257,233
       Liabilities assumed                                  (13,374)
       Debt, common stock, stock options
         and warrant issued                                (164,859)
                                                ---------------------

    Cash paid                                                79,000
    Less:  cash acquired                                       (584)
                                                ---------------------
    Net cash paid for acquisition                           $78,416
                                                =====================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2000 (the "2000 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  2000 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

   -  Report of Independent Accountants

   - Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

   -  Consolidated Balance Sheets as of December 31, 1999 and 1998

   - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

   - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

 10.11 Sixth Amendment dated as of June 27, 1997 to Amended and Restated Revolving Credit Agreement and Assignment(the "Sixth Amendment"), by and among AVID TECHNOLOGY, INC., a Delaware corporation (the "Borrower"), BANKBOSTON, N.A. (formerly known as The First National Bank of Boston)and the other lending institutions listed on Schedule 1 to the Credit Agreement, amending certain provisions of the Amended and Restated Revolving Credit Agreement dated as of June
            30, 1995  (incorporated  by reference   to the  Registrant's
            Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1997, File No. 0-21174).

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

 10.17 Form of Software Only License Agreement(incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

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

#10.26 1998 Executive and Senior Management Variable Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.27 1997 Stock Option Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as file with the Commission on March 27, 1998, File No. 0-21174).

#10.28 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.29 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

#10.30 1998 Profit Sharing Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.31 Employment Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.32 Change-in-Control Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.33 Employment Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.34 Change-in-Control Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.35 Employment agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

#10.36      1999  Profit   Sharing   Plan   (incorporated  by  reference to  the
            Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.37 1999 Executive and Senior Management Variable Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

 10.38 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

 10.39      Form  of  Electronic   Software  License Agreement  (incorporated by
            reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.40 Form of Employment Agreements between the Company and certain Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.41 Form of Change-in-Control Agreement between the Company and certain Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.42 Employment Agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.43 Change-in-Control Agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.44 1999 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on January 6, 2000, 1999, File No. 33-94167).

*#10.45     Employment Agreement between the Company and Ethan Jacks.

*#10.46     Change-in-Control Agreement between the Company and Ethan Jacks.

*#10.47     Employment Agreement between the Company and David Krall.

*#10.48     Change-in-Control Agreement between the Company and David Krall.

*#10.49     Employment Agreement between the Company and Charles Smith.

*#10.50     Change-in-Control Agreement between the Company and Charles Smith.

*#10.51     Employment Agreement between the Company and Michael Rockwell.

*#10.52     Change-in-Control Agreement between the Company and Michael
            Rockwell.

 *21        Subsidiaries of the Registrant.

 *23.1      Consent of PricewaterhouseCoopers LLP.

 *27        Financial Data Schedule
------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

(b)   REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K on November 11, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By: /s/ William L. Flaherty              By: /s/ Carol L. Reid
    -----------------------                  -----------------
    William L. Flaherty                      Carol L. Reid
    Acting Chief Executive Officer           Vice President and Corporate
    Senior Vice President of Finance,        Controller
    Chief Financial Officer and Treasurer    (Principal Accounting Officer)
    (Principal Financial Officer)


Date: March 30, 2000                     Date: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                           TITLE                      DATE
      ----                           -----                      ----

 /s/ Charles T. Brumback           Director                 March 24, 2000
 ------------------------                                   ----------------
 Charles T. Brumback

 /s/ Peter C. Gotcher              Director                 March 21, 2000
 ------------------------                                   ----------------
 Peter C. Gotcher

 /s/ Robert M. Halperin            Director                 March 23, 2000
 --------------------                                       ----------------
 Robert M. Halperin

 /s/ Nancy Hawthorne               Director                 March 27, 2000
 --------------------                                       ----------------
 Nancy Hawthorne

 /s/ Roger J. Heinen, Jr.          Director                 March 24, 2000
 ------------------------                                   ----------------
 Roger J. Heinen, Jr.

 /s/ William J. Warner             Director                 March 24, 2000
 ------------------------                                   ----------------
 William J. Warner

                               AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 1999

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                              AVID TECHNOLOGY, INC.

          SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997


                                                                   Additions
                                                        ----------------------------------
                                        Balance at        Charged to       Charged to                             Balance at
                                       beginning of       costs and          other                                  end of
            Description                   period           expenses         accounts            Deductions          period
------------------------------------  ---------------   ---------------  ---------------     ------------------  --------------
Allowance for doubtful accounts

                 December 31, 1999       $5,867,991        $3,230,185      $1,220,305          ($2,921,392) (a)     $7,397,089

                 December 31, 1998        7,097,893         2,103,801        (116,756)          (3,216,947) (a)      5,867,991

                 December 31, 1997        6,959,243         2,032,489        (413,862)          (1,479,977) (a)      7,097,893

Sales returns and allowances

                 December 31, 1999       $1,303,386                          $267,039 (b)         ($13,666) (a)     $1,556,759


                 December 31, 1998          430,710                           879,670 (b)           (6,994) (a)      1,303,386


                 December 31, 1997          559,600                           152,272 (b)         (281,162) (a)        430,710

Inventory valuation allowance

                 December 31, 1999       $7,488,990        $3,794,830                          ($3,772,940) (a)     $7,510,880

                 December 31, 1998        8,927,841         3,668,098          57,049           (5,163,997) (a)      7,488,990

                 December 31, 1997        8,372,460         5,136,384         166,187           (4,747,190) (a)      8,927,841

Deferred tax asset valuation allowance

                 December 31, 1999               $0       $90,243,834        $392,778                              $90,636,612



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

   4.3 Rights Agreement, dated as of February 29, 1996, between the Registrant and The First National Bank of Boston, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on March 8, 1996, File No. 0-21174).

   4.3 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant' Quarterly Report a Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

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

  10.3 Lease between MGI Andover Street Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

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

#10.26 1998 Executive and Senior Management Variable Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.27 1997 Stock Option Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.28 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.29 1998 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, File No. 33-42569).

#10.30 1998 Profit Sharing Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.31 Employment Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.32 Change-in-Control Agreement between the Company and William J. Miller (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.33 Employment Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.34 Change-in-Control Agreement between the Company and William L. Flaherty (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 27, 1998, File No. 0-21174).

#10.35 Employment agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1996, File No. 0-21174).

#10.36 1999 Profit Sharing Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.37 1999 Executive and Senior Management Variable Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

 10.38 Registration Rights Agreement dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998, File No. 0-21174).

 10.39      Form  of  Electronic   Software  License Agreement  (incorporated by
            reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.40 Form of Employment Agreements between the Company and certain Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.41 Form of Change-in-Control Agreement between the Company and certain Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.42 Employment Agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.43 Change-in-Control Agreement between the Company and Clifford Jenks (incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on March 30, 1999, File No. 0-21174).

#10.44 1999 Stock Option Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on January 6, 2000, 1999, File No. 33-94167).

*#10.45     Employment Agreement between the Company and Ethan Jacks.

*#10.46     Change-in-Control Agreement between the Company and Ethan Jacks.

*#10.47     Employment Agreement between the Company and David Krall.

*#10.48     Change-in-Control Agreement between the Company and David Krall.

*#10.49     Employment Agreement between the Company and Charles Smith.

*#10.50     Change-in-Control Agreement between the Company and Charles Smith.

*#10.51     Employment Agreement between the Company and Michael Rockwell.

*#10.52     Change-in-Control Agreement between the Company and Michael
            Rockwell.

 *21        Subsidiaries of the Registrant.

 *23.1      Consent of PricewaterhouseCoopers LLP.

 *27        Financial Data Schedule
------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.