Form 10-Q
period 2000-03-31
AVID TECHNOLOGY INC
filed 2000-05-12
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                                 May 12, 2000





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


                  Re:      Avid Technology, Inc.
                           File No. 0-21174
                           Quarterly Report on Form 10-Q

Ladies and Gentlemen:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

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

                  For the Quarterly period ended March 31, 2000



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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 9, 2000 was 24,730,549.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                        Page

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements:

   a)  Condensed Consolidated Statements of Operations (unaudited)
       for the three months ended March 31, 2000 and 1999 ....................1

   b)  Consolidated Balance Sheets as of
       March 31, 2000 (unaudited) and December 31, 1999.......................2

   c)  Condensed Consolidated Statements of Cash Flows (unaudited)
       for the three months ended March 31, 2000 and 1999 ....................3

   d)  Notes to Condensed Consolidated Financial Statements (unaudited).......4

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.......17

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.................................19

Signatures...................................................................20

EXHIBIT INDEX................................................................21

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                               Three Months Ended March 31,
                                                                          -------------------------------------
                                                                                 2000                1999
                                                                           ---------------      --------------
                                                                             (unaudited)          (unaudited)
Net revenues                                                                    $108,696            $111,283
Cost of revenues                                                                  53,258              44,420
                                                                           ---------------      --------------
  Gross profit                                                                    55,438              66,863
                                                                           ---------------      --------------

Operating expenses:
  Research and development                                                        19,445              24,248
  Marketing and selling                                                           28,539              32,563
  General and administrative                                                       6,912               6,741
  Amortization of acquisition-related intangible assets                           19,800              20,511
                                                                           ---------------      --------------
    Total operating expenses                                                      74,696              84,063
                                                                           ---------------      --------------

Operating loss                                                                   (19,258)            (17,200)
Interest and other income, net                                                     1,044                 600
                                                                           ---------------      --------------
Loss before income taxes                                                         (18,214)            (16,600)
Provision for (benefit from) income taxes                                          1,250              (5,146)
                                                                           ---------------      --------------

Net loss                                                                        ($19,464)           ($11,454)
                                                                           ===============      ==============

Net loss per common share - basic and diluted                                     ($0.81)             ($0.47)
                                                                           ===============      ==============

Weighted average common shares outstanding - basic and diluted                    24,065              24,391
                                                                           ===============      ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                            March 31,               December 31,
                                                                              2000                      1999
                                                                        ----------------          ----------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $51,970                   $46,072
  Marketable securities                                                       10,124                    26,733
  Accounts receivable, net of allowances of $9,268 and $8,954
  at March 31, 2000 and December 31, 1999, respectively                       80,244                    76,172
  Inventories                                                                 14,258                    14,969
  Deferred tax assets                                                          2,083                     2,114
  Prepaid expenses                                                             8,710                     5,584
  Other current assets                                                         8,494                     4,795
                                                                        ----------------          ----------------
    Total current assets                                                     175,883                   176,439

Property and equipment, net                                                   32,968                    32,748
Acquisition-related intangible assets                                         75,260                    95,073
Other assets                                                                   5,940                     7,764
                                                                        ----------------          ----------------
    Total assets                                                            $290,051                  $312,024
                                                                        ================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $20,231                   $23,998
  Accrued compensation and benefits                                           14,556                    16,955
  Accrued expenses                                                            27,189                    36,022
  Income taxes payable                                                         8,488                     5,073
  Other current liabilities                                                    2,389                     3,789
  Deferred revenues                                                           26,330                    20,258
                                                                        ----------------          ----------------
    Total current liabilities                                                 99,183                   106,095

Long-term debt and other liabilities, less current portion                    15,142                    14,220

Purchase consideration                                                        13,458                    23,786

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock
  Common stock                                                                   266                       266
  Additional paid-in capital                                                 362,247                   366,569
  Accumulated deficit                                                       (155,105)                 (128,083)
  Treasury stock                                                             (40,891)                  (66,489)
  Deferred compensation                                                       (1,405)                   (1,853)
  Accumulated other comprehensive loss                                        (2,844)                   (2,487)
                                                                        ----------------          ----------------
    Total stockholders' equity                                               162,268                   167,923
                                                                        ----------------          ----------------
    Total liabilities and stockholders' equity                              $290,051                  $312,024
                                                                        ================          ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                               Three Months Ended March 31,
                                                                          --------------------------------------
                                                                               2000                    1999
                                                                          --------------          --------------
                                                                            (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    ($19,464)               ($11,454)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
    Depreciation and amortization                                               24,303                  25,283
    Provision for doubtful accounts                                              1,793                     471
    Compensation from stock grants and options                                     683                     332
    Changes in deferred tax assets                                                                        (129)
    Gain on disposal of equipment                                                                          (60)
    Equity in (income) loss of joint venture                                      (616)                    558
    Changes in operating assets and liabilities:
      Accounts receivable                                                       (7,803)                 17,382
      Inventories                                                                  796                   3,042
      Prepaid expenses and other current assets                                 (6,894)                    126
      Accounts payable                                                          (3,608)                 (3,151)
      Income taxes payable                                                       3,530                  (7,471)
      Accrued expenses, compensation and benefits                               (8,793)                (16,169)
      Deferred revenues                                                          3,689                  (1,064)
----------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (12,384)                  7,696
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (1,690)                 (4,838)
  Decrease (increase) in other long-term assets                                    801                  (4,470)
  Proceeds from disposal of assets                                                                         134
  Investments in non-consolidated companies                                     (2,100)                 (1,500)
  Payments on note issued in connection with acquisition                                                (8,000)
  Purchases of marketable securities                                            (4,481)                (23,235)
  Proceeds from sales of marketable securities                                  21,100                  24,327
----------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            13,630                 (17,582)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                                              (225)
  Purchase of common stock for treasury                                           (149)                   (531)
  Proceeds from issuance of common stock                                         5,008                   2,546
----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                    4,859                   1,790
----------------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                     (207)                 (1,088)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             5,898                  (9,184)
Cash and cash equivalents at beginning of period                                46,072                  62,904
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $51,970                 $53,720
----------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1D.          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

1.      FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 1999 on Form 10-K, which included all information and footnotes necessary for such presentation.

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

2.      NET LOSS PER COMMON SHARE

Diluted net loss per share for the three-month periods ended March 31, 2000 and 1999 excluded options and warrants to purchase 6,696,998 and 5,611,041 weighted shares of common stock outstanding, respectively. Inclusion of these options and warrants would be anti-dilutive for each of these periods.

3.      INVENTORIES

Inventories consist of the following (in thousands):

                                   March 31,                December 31,
                                      2000                      1999
                               -------------------        ------------------
Raw materials                              $8,147                    $9,896
Work in process                             1,956                     1,946
Finished goods                              4,155                     3,127
                               -------------------        ------------------
                                          $14,258                   $14,969
                               ===================        ==================

4.      INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix formally organized a 50/50 owned and funded newsroom computer system joint venture, Avstar Systems LLC ("Avstar"). The joint venture is dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in Avstar to a third party, Grass Valley Group, Inc. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. During the fourth quarter of 1999, Avstar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The pro rata share of earnings (losses) of the joint venture recorded by the Company during the quarters ended March 31, 2000 and 1999 was approximately $0.6 million and ($0.6) million, respectively.

5.      LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly.

In connection with the acquisition of Softimage, the Company issued stock options to retained employees. As agreed with Microsoft, the value of the Note will be increased by $39.71 for each share underlying forfeited employee stock options. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the Note is increased, with Purchase Consideration being reduced by a corresponding amount in either case. Through March 31, 2000, the Note has been increased by approximately $14.3 million for forfeited Avid stock options. The Company made cash payments of approximately $8.0 million for principal resulting in a note balance of $11.3 million. The Company made cash payments for interest of $0.2 million during each of the quarters ended March 31, 2000 and 1999.

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

7.      COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $19.8 million and $12.6 million for the three-month periods ended March 31, 2000 and 1999, respectively, which consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

8.      SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                               For the Three Months Ended March 31,
                                              ---------------------------------------
                                                   2000                    1999
                                              ---------------         ---------------
    Video and Film Editing and Effects:
              Net revenues                          $77,880                 $86,025
                                              ===============         ===============
              Operating loss                        ($7,122)                ($3,754)
                                              ===============         ===============
    Professional Audio:
              Net revenues                          $30,816                 $25,258
                                              ===============         ===============
              Operating income                       $7,664                  $7,065
                                              ===============         ===============
    Combined Segments:
              Net revenues                         $108,696                $111,283
                                              ===============         ===============
              Operating income                         $542                  $3,311
                                              ===============         ===============

The  following  table  reconciles  total  segment   operating  income  to  total
consolidated operating loss (in thousands):

                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                               2000              1999
                                                                          ---------------    -------------
   Total operating income for reportable segments                                  $542           $3,311
     Unallocated amounts:
           Amortization of acquisition-related intangible assets                (19,800)         (20,511)
                                                                          ---------------    -------------
   Consolidated operating loss                                                 ($19,258)        ($17,200)
                                                                          ===============    =============

The unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage.

9.     RESTRUCTURING COSTS

In 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The major elements of the restructuring plan included the termination of certain employees, the vacating of certain facilities and a decision not to provide any future releases of a limited number of existing products, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million, of which $0.6 million represented non-cash charges relating to the disposition of certain fixed assets. The following table sets forth the activity in the restructuring accrual accounts for the three months ended March 31, 2000 (in thousands):

                                                Employee         Facilities           Fixed
                                                 Related           Related           Assets               Total
                                              --------------    --------------    --------------    --------------
Accrual balance at December 31, 1999                $4,421            $2,154              $541            $7,116

Cash payments                                       (2,243)             (217)                             (2,460)
Non-cash disposals                                                                        (316)             (316)
                                              --------------    --------------    --------------    --------------
Accrual balance at March 31, 2000                   $2,178            $1,937              $225            $4,340
                                              ==============    ==============    ==============    ==============

The Company expects that the majority of the remaining $4.3 million accrual balance will be expended over the next nine months and will be funded from working capital.

10. SUPPLEMENTAL RECONCILIATION OF NET LOSS TO TAX-EFFECTED INCOME EXCLUDING AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income and diluted per share amounts excluding amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the periods presented.

(in thousands, except per share data)

                                                                          For the Three Months Ended March 31,
                                                                        ---------------------------------------
                                                                             2000                     1999
                                                                        --------------           --------------
  Net loss                                                                  ($19,464)                ($11,454)
  Adjustments:
        Amortization of acquisition-related intangible assets                 19,800                   20,511
        Tax impact of adjustments                                                                      (6,359)
                                                                        --------------           --------------
Tax-effected income excluding amortization of
  acquisition-related intangible assets                                         $336                   $2,698
                                                                        ==============           ==============

Tax-effected income per diluted share excluding amortization of
  acquisition-related intangible assets                                        $0.01                    $0.10
                                                                        ==============           ==============

Weighted average common shares outstanding - diluted -
  used for calculation                                                        25,850                   27,225
                                                                        ==============           ==============

11.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In March 2000, Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the second quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

PART I.           FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results".

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Additionally, Avid develops and sells digital audio systems for the professional audio market. Avid believes that the Internet is one of the most important new content distribution channels and is continuing to invest in this area. The Company's plans are to enable Internet publishing across its entire product line. Upcoming releases of the Company's core products are expected to include Internet video and audio streaming capabilities.

Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; and corporate communication departments.

On April 26, 2000, the Company announced that David Krall, who was the Company's President and Chief Operating Officer, had been appointed President and Chief Executive Officer. The Company also announced that William L. Flaherty, the Company's Acting Chief Executive Officer and Chief Financial Officer had decided to leave the Company. Ethan E. Jacks, a Vice President and the Company's General Counsel, has been appointed Senior Vice President, and Acting Chief Financial Officer as the Company conducts a search for a Chief Financial Officer.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues decreased to $108.7 million in the quarter ended March 31, 2000 from $111.3 million in the same quarter of last year. The decrease in revenue was related to a number of factors. Revenue related to Media Composer, Symphony and storage peripheral products was lower due to promotions and discounting. There were decreased unit sales of Media Composer systems and Computer Graphics product, partially offset by increased unit sales in Media Composer upgrades.

Service revenue was lower compared to the first quarter of 1999 and there was a significant Broadcast server sale during the first quarter of 1999 with no comparable sale in the first quarter of 2000. These decreases were partially offset by the strong sales performance of Digidesign audio products and by sales of Avid Unity MediaNet products, which began shipping in June 1999. During the first quarter of 2000, the Company began shipping Avid Xpress DV on IBM
IntelliStation for Windows NT. To date, returns of all products have been immaterial.

Net revenues derived through indirect channels were greater than 85% of net revenue for each of the three-month periods ended March 31, 2000 and 1999.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 55% and 54% of the Company's first quarter 2000 and 1999 net revenues, respectively. International sales decreased by approximately $1.0 million or 1.6% in the first quarter of 2000 compared to the same period in 1999. The decrease in international sales reflected a decrease in Europe partially offset by an increase in the Asia Pacific region.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, and sales of aftermarket hardware products.

Gross margin decreased to 51.0% in the first quarter of 2000 compared to 60.1% in the same period of 1999. The decrease was primarily due to product mix, principally a shift to lower-end products and upgrades. Promotions, price reductions and discounting also had an effect on the current quarter margin compared to the same quarter in the prior year. These factors were partially offset by continued improvements in manufacturing efficiencies and material cost savings. The Company currently expects that gross margin for the remainder of 2000 will not differ materially from that of the most recent quarter.

Research and Development

Research and development expenses decreased by $4.8 million (19.8%) in the first quarter of 2000 compared to the same period in 1999. The decrease was primarily due to planned reductions in personnel-related expenditures resulting from the 1999 restructuring actions, reduced consulting costs and increased funding from third party partners for certain development projects. Research and development expenses decreased as a percentage of net revenues to 17.9% in the first quarter of 2000 from 21.8% for the same period in 1999. This percentage decrease was primarily due to the decrease in research and development expenses as noted above.

Marketing and Selling

Marketing and selling expenses decreased by approximately $4.0 million (12.4%) in the first quarter of 2000 compared to the same period in 1999 primarily due to planned reductions in personnel-related expenditures in the Company's video and film editing and effects business resulting from the 1999 restructuring actions, and in discretionary spending. These savings were partially offset by an increase in the Company's bad debt provision for the current quarter. Marketing and selling expenses decreased as a percentage of net revenues to 26.3% in the first quarter of 2000 from 29.3% for the same period in 1999. This percentage decrease was primarily due to the decrease in marketing and selling expenses as noted above. The Company expects the second quarter 2000 expenses for marketing and selling to be higher than that of the first quarter due to expenses associated with the National Association of Broadcasters trade show, which occurred in the second quarter.

General and Administrative

General and administrative expenses increased by $0.2 million (2.5%) in the first quarter of 2000 compared to the same period in 1999. The increase is primarily attributable to increased bonus and personnel retention expenses, and by legal expenses related to patent applications. These increases were partially offset by planned reductions in personnel resulting from the 1999 restructuring actions. General and administrative expenses increased as a percentage of net revenues to 6.4% in the first quarter of 2000 from 6.1% for the same period in 1999. This percentage increase was primarily due to the increase in general and administrative expenses noted above.

Amortization of Acquisition-related Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. Results for the quarters ended March 31, 2000 and 1999 reflect amortization of $19.8 million and $20.5 million, respectively, associated with these acquisition-related intangible assets. The balance of the intangible assets, including goodwill, was $75.3 million at March 31, 2000. Approximately $46.7 million of additional amortization is expected during the last three quarters of 2000, with the remaining $28.6 million expected to be amortized through July 2001.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, other income and interest expense. Interest and other income, net, for the first quarter 2000 increased $0.4 million as compared to the same period in 1999. This increase was primarily due to the equity income related to the Company's 50% ownership in Avstar, partially offset by the reduced interest income as a result of lower cash and investment balances during the current quarter.

Provision for Income Taxes

The Company recorded a tax provision of $1.3 million for the first quarter of 2000. This provision was comprised of taxes payable by the Company's foreign subsidiaries and state taxes. No tax benefit was provided for the loss before income taxes incurred in the U.S. This provision compares to a tax benefit of

$5.1 million for the loss before income taxes of $16.6 million in the same period of last year, for an effective rate of 31%. This rate was different from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $62.1 million.

With respect to cash flow, net cash used in operating activities was $11.6 million for the period ended March 31, 2000 compared to $7.2 million provided by operating activities in 1999. During the quarter ended March 31, 2000, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as increases in accounts receivable and other current assets, and decreases in accounts payable and accrued expenses. During 1999, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as a decrease in accounts receivable offset by decreases in taxes payable and accrued expenses.

The Company purchased $1.7 million of property and equipment during the first quarter of 2000, compared to $4.8 million in 1999. In both of these periods, the purchases were primarily of hardware and software to support research and development activities and for the Company's information systems. During the quarter ended March 31, 2000, the Company also made a cash investment of $2.1 million in Rocket Network, Inc., a provider of Internet recording studios which allows audio professionals to meet and collaborate on the Internet. During the quarter ended March 31, 1999, the Company made a payment of $8.0 million against the note issued to Microsoft Corporation in connection with the acquisition of Softimage. The remaining principal balance on the note issued to Microsoft is due and payable in June 2003.

In 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company and supporting the Company's new strategic initiatives. The major elements of the resulting restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $600,000 of non-cash charges relating to the disposition of certain fixed assets. At the time of the charge, the Company expected that the 1999 restructuring actions would result in an expense reduction of approximately $18.0 million on an annualized basis. These savings will likely be largely offset by incremental costs associated with new strategic initiatives and the growth of the Company; however, there can be no assurance that such expected savings will be realized. During 1999 and the first quarter of 2000, the Company made cash payments of $2.5 million and $2.5 million, respectively, related to these restructuring activities. The majority of the remaining accrual balance at March 31, 2000 of $4.3 million is expected to be paid out during the remainder of 2000 and will be funded from working capital.

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

On October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 2.0 million shares of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million, under the program announced in October 1998. As of March 31, 2000, there were approximately 300,000 shares remaining authorized for repurchase.


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

The Company began conducting certain business transactions in the euro on January 1, 1999, and will change its functional currencies for the affected countries to the euro by the end of the three-year transition period. The conversion to the euro has not had and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of its European businesses.


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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements.

The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In March 2000, Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" was released. This staff accounting bulletin delays the implementation of SAB 101 until the second quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's core video editing market predominantly uses Avid products, and future growth in this market is limited. Accordingly, the Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the Internet broadcast market and the corporate market. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. Any failure of such products to achieve market acceptance, any additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

The Company's plans for future growth in the Internet broadcast market depend on increased use of the Internet for the creation, use, manipulation and distribution of media content from corporate markets to the highest-end post-production. Such uses of the Internet are currently at an early stage of development and the future evolution of the Internet in the media broadcast market is not clear. Because a significant portion of the Company's business strategy depends on its Internet initiative, its business may suffer if commercial use of the Internet fails to grow in the future.

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

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. On April 26, 2000, William L. Flaherty resigned as the Company's Chief Financial Officer and Acting Chief Executive Officer. David Krall, the Company's President, has been appointed the Company's Chief Executive Officer and Ethan E. Jacks, a Vice President and the Company's General Counsel, has been appointed Senior Vice President, and Acting Chief Financial Officer while the Company conducts a search for a new Chief Financial Officer. There can be no assurance that the Company will be successful in its search for a new Chief Financial Officer or in attracting and/or retaining key employees generally.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. The Company attempts to reduce the impact of currency fluctuations on results through the use of forward exchange contracts that hedge foreign currency-denominated third-party and intercompany net receivables or payable balances and cash balances. The Company has generally not hedged specific transactions with external parties, although it periodically reevaluates its hedging practices.

The  Company  is  involved  in  various  legal  proceedings,   including  patent
litigation. An adverse resolution of any such proceedings could have a material adverse effect on the Company's business and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At March 31, 2000, the Company had $36.9 million of foreign exchange forward contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge against forecasted foreign denominated receivables and payables. Net gains of $0.4 million resulting from forward exchange contracts were included in the results of operations in the first quarter of 2000, which partially offset net losses on the related asset and liabilities of $1.0 million. A hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's results of operations because the impact on the forward contracts as a result of a 10 percent change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk
At March 31, 2000, the Company held $47.9 million in cash equivalents and marketable securities, consisting of short-term government obligations, state and municipal bonds, and commercial paper. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.          OTHER INFORMATION
ITEM 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27             Financial Data Schedule

 (b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 2000, the Company filed no current reports on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Avid Technology, Inc.


Date:      May 12, 2000            By:  /s/ Ethan E. Jacks
                                        ----------------------------
                                        Ethan E. Jacks
                                        Senior Vice President,
                                        Acting Chief Financial Officer




Date:      May 12, 2000            By:  /s/ Carol L. Reid
                                        ----------------------------
                                        Carol L. Reid
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                    Description

27                       Financial Data Schedule