Form 10-Q
period 2000-06-30
AVID TECHNOLOGY INC
filed 2000-08-14
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                   August 14, 2000





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q
                  -----------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

      This filing is being effected by direct transmission to the Commission's EDGAR System.

                                   Very truly yours,

                                   /s/ Carol E. Kazmer

                                   Carol E. Kazmer
                                   General Counsel

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of August 10, 2000 was 25,186,689.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three and six month periods ended June 30, 2000 and 1999.......1

   b) Condensed Consolidated Balance Sheets as of
      June 30, 2000 (unaudited) and December 31, 1999........................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 2000 and 1999........................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited).......4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......21

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders..............22

ITEM 5.    Other Information................................................23

ITEM 6.    Exhibits and Reports on Form 8-K.................................24

Signatures..................................................................25

EXHIBIT  INDEX..............................................................26

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,
                                                    ------------------------ ------------------------
                                                       2000        1999         2000        1999
                                                    (unaudited) (unaudited)  (unaudited) (unaudited)
Net revenues                                          $119,959    $116,353     $228,655    $227,636
Cost of revenues                                        57,934      50,275      111,192      94,696
                                                    ----------- ------------ ----------- ------------
 Gross profit                                           62,025      66,078      117,463     132,940
                                                    ----------- ------------ ----------- ------------

Operating expenses:
 Research and development                               20,825      22,644       40,270      46,893
 Marketing and selling                                  31,382      33,525       59,921      66,087
 General and administrative                              8,101       7,270       15,013      14,011
 Amortization of acquisition-related
  intangible assets                                     19,792      19,787       39,592      40,298
                                                    ----------- ------------ ----------- ------------
  Total operating expenses                              80,100      83,226      154,796     167,289
                                                    ----------- ------------ ----------- ------------

Operating loss                                         (18,075)    (17,148)     (37,333)    (34,349)
Interest and other income, net                           1,233       1,263        2,277       1,863
                                                    ----------- ------------ ----------- ------------
Loss before income taxes                               (16,842)    (15,885)     (35,056)    (32,486)
Provision for (benefit from) income taxes                1,250      (7,849)       2,500     (12,995)
                                                    ----------- ------------ ----------- ------------

Net loss                                              ($18,092)    ($8,036)    ($37,556)   ($19,491)
                                                    =========== ============ =========== ============

Net loss per common share - basic and diluted           ($0.70)     ($0.34)      ($1.51)     ($0.81)
                                                    =========== ============ =========== ============

Weighted average common shares
outstanding - basic and diluted                         25,711      23,946       24,888      24,167
                                                    =========== ============ =========== ============




The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                         -------------       -------------
                                                                          (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                   $50,932             $46,072
 Marketable securities                                                        22,466              26,733
 Accounts receivable, net of allowances of $10,125 and $8,954
  at June 30, 2000 and December 31, 1999, respectively                        88,066              76,172
 Inventories                                                                  17,111              14,969
 Deferred tax assets                                                           1,976               2,114
 Prepaid expenses                                                              6,880               5,584
 Other current assets                                                          3,455               4,795
                                                                         -------------       -------------
  Total current assets                                                       190,886             176,439

Property and equipment, net                                                   30,499              32,748
Acquisition-related intangible assets                                         56,768              95,073
Other assets                                                                   5,204               7,764
                                                                         -------------       -------------
 Total assets                                                               $283,357            $312,024
                                                                         =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $25,267             $23,998
 Accrued compensation and benefits                                            19,407              16,955
 Accrued expenses                                                             23,726              36,022
 Income taxes payable                                                          8,739               5,073
 Other current liabilities                                                     1,268               3,789
 Deferred revenues                                                            30,443              20,258
                                                                        -------------       -------------
  Total current liabilities                                                  108,850             106,095

Long-term debt and other liabilities, less current portion                    13,553              14,220

Purchase consideration                                                        11,276              23,786

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock
 Common stock                                                                    265                 266
 Additional paid-in capital                                                  359,373             366,569
 Accumulated deficit                                                        (178,299)           (128,083)
 Treasury stock                                                              (28,566)            (66,489)
 Deferred compensation                                                        (4,084)             (1,853)
 Accumulated other comprehensive income (loss)                                   989              (2,487)
                                                                         -------------       -------------
  Total stockholders' equity                                                 149,678             167,923
                                                                         -------------       -------------
  Total liabilities and stockholders' equity                                $283,357            $312,024
                                                                         =============       =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                              Six Months Ended June 30,
                                                                             ---------------------------
                                                                                2000            1999
                                                                             -----------     -----------
                                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     ($37,556)        ($19,491)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                 48,492           49,916
  Provision for doubtful accounts                                                3,835            1,222
  Compensation from stock grants and options                                       872              763
  Changes in deferred tax assets                                                                   (133)
  Loss on disposal of equipment                                                                     122
  Equity in (income) loss of non-consolidated companies                           (926)             308
  Changes in operating assets and liabilities:
   Accounts receivable                                                         (19,311)           8,126
   Inventories                                                                  (2,089)           3,340
   Prepaid expenses and other current assets                                     1,739             (457)
   Accounts payable                                                              1,362            4,099
   Income taxes payable                                                          3,847          (13,505)
   Accrued expenses, compensation and benefits                                  (9,390)         (18,821)
   Deferred revenues                                                             7,034           (1,269)
--------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (2,091)          14,220
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                            (3,640)         (10,528)
 Decrease (increase) in other long-term assets                                   1,058           (5,944)
 Proceeds from disposal of assets                                                                 1,152
 Investments in non-consolidated companies                                      (2,100)          (1,500)
 Payment for acquisition, net of cash acquired                                    (995)
 Payments on note issued in connection with acquisition                                          (8,000)
 Purchases of marketable securities                                            (20,941)         (26,764)
 Proceeds from sales of marketable securities                                   29,394           44,512
--------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             2,776           (7,072)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                                        (303)
 Purchase of common stock for treasury                                            (368)         (19,518)
 Proceeds from issuance of common stock                                          5,177            2,664
--------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             4,809          (17,157)
--------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                     (634)          (1,543)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             4,860          (11,552)
Cash and cash equivalents at beginning of period                                46,072           62,904
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $50,932          $51,352
--------------------------------------------------------------------------------------------------------




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


2.    NET LOSS PER COMMON SHARE

Diluted net loss per share excluded options and warrants to purchase 6,822,806 and 6,719,700 weighted shares of common stock outstanding for the three- and six-month periods ended June 30, 2000, respectively. Diluted net loss per share excluded options and warrants to purchase 6,985,670 and 6,720,175 weighted shares of common stock outstanding for the three- and six-month periods ended June 30, 1999, respectively. Inclusion of these options and warrants would have been anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consisted of the following (in thousands):


                                 June 30,        December 31,
                                   2000              1999
                               --------------    --------------
Raw materials                         $9,573            $9,896
Work in process                        3,811             1,946
Finished goods                         3,727             3,127
                               --------------    --------------
                                     $17,111           $14,969
                               ==============    ==============



4.    INVESTMENTS IN NON-CONSOLIDATED COMPANIES

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, Avstar Systems LLC ("Avstar"). The joint venture is dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in Avstar to a third party, Grass Valley Group Inc. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. During the fourth quarter of 1999, Avstar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The pro rata share of earnings income
(loss) of the joint venture recorded by the Company during the three-month period ended June 30, 2000 and 1999 was approximately $0.2 million and $0.3 million, respectively. The pro rata share of earnings income (loss) of the joint venture recorded by the Company during the six-month period ended June 30, 2000 and 1999 was approximately $0.8 million and ($0.3) million, respectively.


5.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage Inc. ("Softimage") in August 1998, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly.

In connection with the acquisition, the Company issued stock options to retained employees. As agreed with Microsoft, the value of the Note will be increased by $39.71 for each share underlying forfeited employee stock options. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the Note is increased, with Purchase Consideration being reduced by a corresponding amount in either case. Through June 30, 2000, the Note has been increased by approximately $15.0 million for forfeited Avid stock options. During 1999, the Company made a cash payment of $8.0 million for principal, resulting in a note balance of approximately $12.0 million at June 30, 2000. The Company made cash payments for interest of $0.2 million during the three-month periods ended June 30, 2000 and 1999. The Company made cash payments for interest of $0.4 million during the six-month periods ended June 30, 2000 and 1999.

In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return deductions for a greater portion of the acquired intangible assets.


6.    COMMITMENTS AND CONTINGENCIES

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

7.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $14.3 million and $8.5 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $34.1 million and $21.1 million for the six-month periods ended June 30, 2000 and 1999, respectively, which consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.


8.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):


                                            Three Months Ended              Six Months Ended
                                                  June 30,                      June 30,
                                           ----------------------        ----------------------
                                              2000        1999              2000        1999
                                           ----------  ----------        ----------  ----------
Video and Film Editing and Effects:
          Net revenues                       $85,958     $93,856          $163,837    $179,880
                                           ==========  ==========        ==========  ==========
          Operating loss                     ($8,070)    ($1,616)         ($15,192)    ($5,370)
                                           ==========  ==========        ==========  ==========
Professional Audio:
          Net revenues                       $34,001     $22,497           $64,818     $47,756
                                           ==========  ==========        ==========  ==========
          Operating income                    $9,787      $4,255           $17,451     $11,319
                                           ==========  ==========        ==========  ==========
Combined Segments:
          Net revenues                      $119,959    $116,353          $228,655    $227,636
                                           ==========  ==========        ==========  ==========
          Operating income                    $1,717      $2,639            $2,259      $5,949
                                           ==========  ==========        ==========  ==========



The  following  table  reconciles  total  segment   operating  income  to  total
consolidated operating loss (in thousands):


                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                               -----------------------    -----------------------
                                                                  2000         1999          2000         1999
                                                               ----------   ----------    ----------   ----------
Total operating income for reportable segments                    $1,717       $2,639        $2,259       $5,949
  Unallocated amounts:
    Amortization of acquisition-related intangible assets        (19,792)     (19,787)      (39,592)     (40,298)
                                                               ----------   ----------    ----------   ----------
Consolidated operating loss                                     ($18,075)    ($17,148)     ($37,333)    ($34,349)
                                                               ==========   ==========    ==========   ==========


The unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage.

9.    RESTRUCTURING COSTS

In November 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The major elements of the restructuring plan included the termination of certain employees, the vacating of certain facilities and a decision not to provide any future releases of a limited number of then existing products, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million, of which $0.6 million represented non-cash charges relating to the disposition of certain fixed assets. The following table sets forth the activity in the restructuring accrual accounts for the six-month period ended June 30, 2000 (in thousands):


                                                Employee    Facilities     Fixed
                                                Related      Related       Assets       Total
                                               ----------   ----------   ----------   ----------
Accrual balance at December 31, 1999              $4,421       $2,154         $541       $7,116

Cash payments                                     (2,243)        (217)                   (2,460)
Non-cash disposals                                                            (316)        (316)
                                               ----------   ----------   ----------   ----------
Accrual balance at March 31, 2000                 $2,178       $1,937         $225       $4,340

Cash payments                                       (818)        (445)                   (1,263)
Non-cash disposals                                                             (42)         (42)
                                               ----------   ----------   ----------   ----------
Accrual balance at June 30, 2000                  $1,360       $1,492         $183       $3,035
                                               ==========   ==========   ==========   ==========


The Company expects that the majority of the remaining $3.0 million accrual balance will be expended over the next twelve months and will be funded from working capital.


10.   SUPPLEMENTAL   RECONCILIATION   OF  NET  LOSS  TO  TAX-EFFECTED   INCOME
      EXCLUDING AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income and diluted per share amounts excluding amortization of acquisition-related intangible assets.

(in thousands, except per share data)


                                                                   For the Three Months Ended
                                                                           June 30,
                                                                 -------------------------------
                                                                     2000              1999
                                                                 -------------     -------------
Net loss                                                             ($18,092)          ($8,036)
Adjustments:
   Amortization of acquisition-related intangible assets               19,792            19,787
   Tax impact of adjustment                                                              (9,059)
                                                                 -------------     -------------
Tax-effected income excluding amortization of
 acquisition-related intangible assets                                 $1,700            $2,692
                                                                 =============     =============

Tax-effected income per diluted share excluding
  amortization of acquisition-related intangible assets                 $0.06             $0.10
                                                                 =============     =============

Weighted average common shares outstanding -  diluted -
  used for calculation                                                 26,785            25,781
                                                                 =============     =============


(in thousands, except per share data)

                                                                 For the Six Months Ended June 30,
                                                                 --------------------------------
                                                                      2000              1999
                                                                 -------------      -------------
Net loss                                                             ($37,556)          ($19,491)
Adjustments:
   Amortization of acquisition-related intangible assets               39,592             40,298
   Tax impact of adjustment                                                              (15,417)
                                                                 -------------      -------------
Tax-effected income excluding amortization of
 acquisition-related intangible assets                                 $2,036             $5,390
                                                                 =============      =============

Tax-effected income per diluted share excluding
  amortization of acquisition-related intangible assets                 $0.08              $0.20

                                                                 =============      =============

Weighted average common shares outstanding - diluted -
  used for calculation                                                 26,390             26,407
                                                                 =============      =============




11.   SUBSEQUENT EVENT - STOCK OPTION EXCHANGE PROGRAM

In July 2000, the Company completed a program offered in June 2000 whereby employees could elect to exchange certain "out-of-the-money" stock options for shares of restricted stock at specified conversion ratios. In July, approximately 118,000 shares of restricted stock were issued in exchange for options to purchase approximately 432,000 shares of common stock at exercise prices ranging from $9.4375 to $45.25. Restrictions imposed on holders of the issued restricted stock as to transfers or sales lapse annually over a three-year period. Deferred compensation of $1.4 million was recorded as a component of stockholders' equity for the fair value of the restricted stock upon issuance and will be recognized as compensation expense ratably over the three-year restriction period, assuming that restrictions on all shares lapse.


12.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

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

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Avid also develops and sells digital audio systems through its Digidesign division. These systems have applications in music, film, television, video, broadcast, streaming media and web development, as well as in home and hobbyist markets. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and enable users to record, edit, mix, process, and master audio in a uniquely integrated manner. Additionally, Avid believes that the Internet is one of the most important new content distribution channels and is continuing to invest in this area. Avid has developed and continues to develop products specifically designed for working in an Internet environment. The Company also plans to enable Internet publishing across its entire current product line. Upcoming releases of the Company's core products are expected to include Internet video and audio streaming capabilities.

Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by Internet professionals and audio hobbyists. Projects produced using Avid products--from major motion picture and primetime television to music video and marquee recording artists--have been honored with Oscars, Emmys, Grammys and a host of other international awards.

On April 26, 2000, the Company announced that David Krall, who was the Company's President and Chief Operating Officer, had been appointed President and Chief Executive Officer. The Company also announced that William L. Flaherty, the
Company's Acting Chief Executive Officer and Chief Financial Officer, had decided to leave the Company. The Company further announced that Ethan E. Jacks, who was a Vice President and the Company's General Counsel, had been appointed Senior Vice President, Chief Legal Officer and Acting Chief Financial Officer as the Company conducts a search for a Chief Financial Officer.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of maintenance contracts. Net revenues increased by $3.6 million (3.1%) to $120.0 million in the quarter ended June 30, 2000 from $116.4 million for the same quarter in 1999. Net revenues increased by $1.0 million (0.4%) to $228.7 million for the six months ended June 30, 2000 from $227.6 million for the six months ended June 30, 1999.

The revenue increase in both periods reflected sales of newer products such as Avid Unity MediaNet, which began shipping in June 1999, Digi 001, which began shipping in November 1999, and Avid Xpress DV, which began shipping in March 2000, as well as incremental SOFTIMAGE|DS and Digidesign audio product revenue. These increases in revenues were offset in part by a decline in unit sales from Macintosh-based Media Composer products, Symphony, and local storage products. Service revenue was also lower in both periods. The Company currently expects revenue for the full year 2000 to show modest growth versus the full year 1999.

During the second quarter of 2000, the Company began shipments of SOFTIMAGE|XSI and the Edgestreme Cluster. During March 2000, Avid also began shipping Avid Xpress DV on IBM IntelliStation for Windows NT.

Net revenues derived through indirect channels were approximately 87% of net revenues for the three months ended June 30, 2000, compared to 91% of net
revenues  for  the  same  period  in  1999.   Indirect   channel  revenues  were
approximately 87% of net revenues for the six months ended June 30, 2000 compared to approximately 90% for the same period in 1999. The Company made minor changes to the channel sales strategy for certain product lines, which, as expected, slightly reduced the percentage of indirect channel revenues compared to total revenue.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 51% and 50% of the Company's second quarter 2000 and 1999 net revenues, respectively. International sales increased by approximately $3.4 million or 5.8% in the second quarter of 2000 compared to the same period in 1999. International sales accounted for approximately 53% and 52% of the Company's net revenues for the first six months of 2000 and 1999, respectively. International sales increased by approximately $2.4 million or 2.0% in the six months ended June 30, 2000 from the same period in 1999. The increase in international sales for both periods reflected increases in the Asia region, partially offset by decreases in the Europe region.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, and sales of aftermarket hardware products. Gross margin decreased to 51.7% in the second quarter of 2000 compared to 56.8% in the same period of 1999 and decreased to 51.4% for the six months ended June 30, 2000 from 58.4% for the same period in 1999. These decreases were primarily related to product mix, product promotions and discounting, as well as price reductions, all of which were partially offset by manufacturing overhead and material cost savings. The Company currently expects that gross margin for the remainder of 2000 will not differ materially from that of the second quarter of 2000.

Research and Development

Research and development expenses decreased by $1.8 million (8.0%) in the second quarter of 2000 compared to the same period in 1999 and decreased by $6.6 million (14.1%) for the six months ended June 30, 2000 compared to the same period in 1999. These decreased expenditures were primarily due to planned reductions in personnel-related expenditures and reduced consulting expense, partially offset by planned investments in the Company's strategic initiatives including products designed to address the Company's Internet strategy. For the three-month period of 2000 relative to 1999, variations in funding by third party partners for certain development projects caused an additional increase in research and development expense. For the six-month periods, it caused a decrease. Research and development expenses decreased to 17.4% of net revenues in the second quarter of 2000 compared to 19.5% in the same quarter of 1999 and decreased to 17.6% for the six months ended June 30, 2000 from 20.6% for the six months ended June 30, 1999. These decreases were primarily due to the decreases in research and development expenses noted above.

Marketing and Selling

Marketing and selling expenses decreased by approximately $2.1 million (6.4%) in the second quarter of 2000 compared to the same period in 1999 and decreased by $6.2 million (9.3%) for the six months ended June 30, 2000 compared to the same period in 1999. These decreased expenditures in selling and marketing were primarily due to planned reductions in personnel-related expenditures in the Company's video and film editing and effects business and in discretionary spending, partially offset by increases in the provision for bad debt. Marketing and selling expenses decreased to 26.2% of net revenues in the second quarter of 2000 compared to 28.8% in the same quarter of 1999 and decreased to 26.2% from 29.0% for the six months ended June 30, 2000 and 1999, respectively. These decreases were primarily due to the decreases in marketing and selling expenses noted above.

General and Administrative

General and administrative expenses increased by $0.8 million (11.4%) in the second quarter of 2000 compared to the same period in 1999 and increased by $1.0 million (7.1%) for the six months ended June 30, 2000 compared to the same period in 1999. These increased expenditures in general and administrative expenses were primarily due to executive severance benefits, partially offset by planned reductions in personnel-related expenditures. General and administrative expenses increased to 6.8% of net revenues in the second quarter of 2000 compared to 6.2% in the same quarter of 1999 and increased to 6.6% from 6.2% for the six months ended June 30, 2000 and 1999, respectively. These increases were primarily due to higher expenses noted above.

Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. Results for both quarters ended June 30, 2000 and June 30, 1999 reflect amortization of $19.8 million associated with these acquisition-related intangible assets. Results for the six months ended June 30, 2000 and June 30, 1999 reflect amortization of $39.6 million and $40.3 million, respectively, associated with these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to this acquisition, including goodwill, was $55.4 million at June 30, 2000.
Approximately $26.9 million additional amortization is expected during the second half of 2000 with the remaining $28.5 million expected to be amortized through July 2001.

In the second quarter of 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to the expectation of realizing tax return deductions for a greater portion of the acquired intangible assets.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, other income and interest expense. Interest and other income, net for the three months ended June 30, 2000 was $1.2 million and consistent with that of the same period in 1999. For the six months ended June 30, 2000, interest and other income, net increased $0.4 million as compared to the same period in 1999. The increase in the six-month period was primarily related to the recognition of the Company's share of equity income in Avstar in the 2000 period, as compared to an equity loss in the 1999 period. This increase was offset by lower interest income in 2000 due to a lower average cash and investment balance.

Provision for Income Taxes

The Company recorded a tax provision of $1.3 million for each of the first and second quarters of 2000. This provision was comprised of taxes payable by the Company's foreign subsidiaries and state taxes. No tax benefit was provided for the loss before income taxes in the U.S. This provision compares to a tax benefit of $7.8 million and $13.0 million for the three- and six-month periods ended June 30, 1999, respectively, both of which represented an effective tax rate of 31%. This rate differed from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $73.4 million.

With respect to cash flows, net cash used in operating activities was $2.1 million for the six months ended June 30, 2000 compared to $14.2 million provided by operating activities in the same period in 1999. During the six months ended June 30, 2000, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as increases in accounts receivable and deferred revenue, and decreases in accrued expenses. During the six months ended June 30, 1999, net cash provided by operating activities consisted primarily of the net loss adjusted for depreciation and amortization and collections in accounts receivable, partially offset by decreases in accrued expenses and income taxes payable.

The Company purchased $3.7 million of property and equipment during the six months ended June 30, 2000, compared to $10.5 million in the same period in 1999. These purchases primarily included hardware and software for the Company's information systems and equipment to support research and development activities. During the six months ended June 30, 2000, the Company also made a cash investment of $2.1 million in Rocket Network, Inc. In the six-month period ended June 30, 1999, the Company utilized $8.0 million to repay a portion of the note issued to Microsoft Corporation in connection with the acquisition of Softimage. The remaining principal balance on the note issued to Microsoft of approximately $12.0 million is due and payable in June 2003. Additionally, in 1999, the Company made a cash investment of $1.5 million into a joint venture with Tektronix, Inc.

In November 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company and supporting the Company's new strategic initiatives. The major elements of the resulting restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of then existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $0.6 million of non-cash charges relating to the disposition of certain fixed assets. At the time of the charge, the Company expected that the 1999 restructuring actions would result in an expense reduction of approximately $18.0 million on an annualized basis. These savings will likely be largely offset by incremental costs associated with new strategic initiatives intended for the growth of the Company. During 1999 and the first half of 2000, the Company made cash payments of $2.5 million and $3.7 million, respectively, related to these restructuring activities. The majority of the remaining accrual balance of $3.0 million at June 30, 2000 is expected to be paid out during the remainder of 2000 and 2001 and will be funded from working capital.

The Company believes existing cash, cash equivalents and marketable securities, as well as internally generated funds, will be sufficient to meet the Company's cash requirements, including capital expenditures, for at least the next twelve months. In the event the Company requires additional financing, the Company believes that it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

On October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 2.0 million shares of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million, under the program announced in October 1998. As of June 30, 2000, there were approximately 300,000 shares remaining authorized for repurchase.

In July 2000, the Company completed a program offered in June 2000 whereby employees could elect to exchange certain "out-of-the-money" stock options for shares of restricted stock at specified conversion ratios. In July, approximately 118,000 shares of restricted common stock were issued in exchange for options to purchase approximately 432,000 shares of common stock at exercise prices ranging from $9.4375 to $45.25. Restrictions imposed on holders of the issued common stock as to transfers or sales lapse annually over a three-year period. Deferred compensation of $1.4 million was recorded as a component of stockholders' equity for the fair value of the restricted common stock upon issuance and will be recognized as compensation expense ratably over the three-year restriction period, assuming that restrictions on all shares lapse.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements.

The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

The Company's core video editing market predominantly uses Avid products. Therefore, future growth in this market may be limited. Accordingly, the Company has expanded its product line to address the digital media production needs of the television broadcast news market, online film and video finishing market and the emerging market for multimedia production tools, including the Internet broadcast market and the corporate market. A significant portion of the Company's future growth will depend on customer acceptance in these and other new markets. The Company has limited experience in serving these markets, and there can be no assurance that the Company will be able to develop such products successfully, that such products will achieve widespread customer acceptance, or that the Company will be able to develop distribution and support channels to serve these markets. Any failure of such products to achieve market acceptance, any additional costs and expenses incurred by the Company to improve market acceptance of such products and to develop new distribution and support channels, or the withdrawal from the market of such products or of the Company from such new markets could have a material adverse effect on the Company's business and results of operations.

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

As another component of its Internet initiative, the Company recently launched the Avid Production Network site (AvidProNet.com) to provide interactive information and services to new media and post-production professionals. The Company's plans for the Avid Production Network include content-hosting, remote reviewing and stock footage availability. Because materials may be posted on, and/or downloaded and subsequently distributed to others from the Avid Production Network site, the Company may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.

As a result of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, distribution and content. The enactment of any additional laws or regulations may impede the growth of the Internet, and the Company's Internet-related business, and could place additional financial burdens on the Company's business.

The Company's gross margin fluctuates based on various factors. Such factors include the mix of products sold, the cost and the proportion of third-party hardware included in the systems sold by the Company, the distribution channels through which products are sold, the timing of new product introductions, the offering of product and platform upgrades, price discounts and other sales promotion programs, the volume of sales of aftermarket hardware products, the costs of swapping or fixing products released to the market with errors or flaws, provisions for inventory obsolescence, allocations of manufacturing overhead costs and customer support costs to cost of goods, sales of third-party computer hardware to distributors, and competitive pressure on selling prices of products. The Company's systems and software products typically have higher gross margins than storage devices and product upgrades. Gross profit varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. The Company, from time to time, adds functionality and features to its systems. If such additions are accomplished through the use of more, or more costly, third-party hardware, and if the Company does not increase the price of such systems to offset these increased costs, the Company's gross margins on such systems would be adversely affected.

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

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. On April 26, 2000, the Company announced that David Krall, who was the Company's President and Chief Operating Officer, had been appointed President and Chief Executive Officer. The Company also announced that William L. Flaherty, the Company's Acting Chief Executive Officer and Chief Financial Officer, had decided to leave the Company. The Company further announced that Ethan E. Jacks, who was a Vice President and the Company's General Counsel, had been appointed Senior Vice President, Chief Legal Officer and Acting Chief Financial Officer as the Company conducts a search for a Chief Financial Officer.

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

At June 30, 2000, the Company had $38.0 million of foreign exchange forward contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge against forecasted foreign denominated receivables and payables. Net losses of $0.6 million resulting from forward exchange contracts were included in the results of operations in the second quarter of 2000, which partially offset net gains on the related asset and liabilities of $0.4 million. For the six-month period ended June 30, 2000, net losses of $0.2 million resulting from forward exchange contracts were recorded in addition to net losses of $0.7 million on the related asset and liabilities. A hypothetical ten percent change in foreign currency rates would not have a material impact on the Company's results of operations because the impact on the forward contracts as a result of a ten percent change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk
At June 30, 2000, the Company held $46.5 million in cash equivalents and marketable securities, consisting of short-term government obligations, state and municipal bonds, and commercial paper. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical ten percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.    OTHER INFORMATION
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 7, 2000. At the meeting, Charles T. Brumback and Nancy Hawthorne were reelected as Class I Directors. The vote with respect to each nominee is set forth below:

                              Total Vote For              Total Vote Withheld
                              Each Director                From Each Director
                             ---------------              --------------------

     Mr. Brumback               23,488,600                       329,184

     Ms. Hawthorne              23,489,559                       328,225


Additional Directors of the Company whose term of office continued after the meeting are Peter C. Gotcher, Robert M. Halperin, Roger J. Heinen, Jr., and William J. Warner.

The stockholders also approved an amendment of the Company's 1996 Employee Stock Purchase Plan to increase by 500,000 shares to 1,200,000 shares of common stock, the number of shares authorized for issuance under this Plan, by a vote of 20,543,332 shares for, 3,235,169 shares against, 39,233 shares abstaining, with 50 broker non-votes.

The stockholders also approved an amendment of the Company's 1993 Director Stock Option Plan to increase by 250,000 shares to 470,000 shares of common stock, the number of shares authorized for issuance under this Plan, by a vote of 17,333,992 shares for, 6,444,244 shares against, 39,498 shares abstaining, with 50 broker non-votes.

The stockholders also approved an amendment of the Company's 1997 Stock Incentive Plan to increase by 500,000 shares to 2,500,000 shares of common stock, the number of shares authorized for issuance under this Plan, by a vote of 16,693,045 shares for, 7,089,291 shares against, 35,398 shares abstaining, with 50 broker non-votes.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors by a vote of 23,752,075 shares for, 40,781 shares against, 24,878 shares abstaining, with 50 broker non-votes.

ITEM 5.     OTHER INFORMATION

Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 2001 Annual Meeting of Stockholders (the "2001 Meeting") must be submitted to the Secretary of the Company at its offices, Avid Technology Park, One Park West, Tewksbury, Massachusetts 01876, no later than December 4, 2000.

In addition, the Company's By-laws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy card as described above). To be timely, the notice must be received by the Company no later than March 24, 2001 or 60 days before the date of the 2001 Meeting, whichever is later. The Company has not yet set a date for the 2001 Meeting. However, if the 2001 Meeting is held on June 7, 2001 (the anniversary of the 2000 Annual Meeting of Stockholders), the deadline for delivery of the notice would be April 8, 2001.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      27    Financial Data Schedule

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended June 30, 2000, the Company filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Avid Technology, Inc.


Date:   August 14, 2000           By: /s/ Ethan E. Jacks
                                      ---------------------
                                      Ethan E. Jacks
                                      Senior Vice President, Chief Legal Officer
                                      and Acting Chief Financial Officer




Date:   August 14, 2000           By: /s/ Carol L. Reid
                                      ---------------------
                                      Carol L. Reid
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit No.                    Description

      27    Financial Data Schedule