Form 10-Q
period 2000-09-30
AVID TECHNOLOGY INC
filed 2000-11-14
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    November 14, 2000





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q
                  -----------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

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

                                   -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   -----------

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

                                 Yes X   No _____

The number of shares outstanding of the registrant's Common Stock as of November 10, 2000 was 25,391,195.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                  PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three- and nine-month periods ended
      September 30, 2000 and 1999 ..........................................1

   b) Condensed Consolidated Balance Sheets as of
      September 30, 2000 (unaudited) and December 31, 1999..................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 2000 and 1999 ................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)......4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Ris0.......21

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.................................23

Signatures.................................................................24

EXHIBIT INDEX..............................................................25

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                         ----------------------- ------------------------
                                            2000        1999        2000         1999
                                         (unaudited) (unaudited) (unaudited)  (unaudited)
Net revenues                               $121,292    $113,279    $349,946     $340,915
Cost of revenues                             60,303      55,310     171,495      150,006
                                         ----------- ----------- -----------  -----------
 Gross profit                                60,989      57,969     178,451      190,909
                                         ----------- ----------- -----------  -----------

Operating expenses:
 Research and development                    20,890      20,623      61,160       67,516
 Marketing and selling                       29,989      33,564      89,909       99,651
 General and administrative                   6,070       6,598      21,083       20,609
 Amortization of acquisition-related
  intangible assets                          14,862      19,789      54,454       60,087
                                         ----------- ----------- -----------  -----------
  Total operating expenses                   71,811      80,574     226,606      247,863
                                         ----------- ----------- -----------  -----------


Operating loss                              (10,822)    (22,605)    (48,155)     (56,954)
Interest and other income, net                  849         739       3,126        2,602
                                         ----------- ----------- -----------  -----------
Loss before income taxes                     (9,973)    (21,866)    (45,029)     (54,352)
Provision for (benefit from)income taxes      1,250      (8,746)      3,750      (21,741)
                                         ----------- ----------- -----------  -----------

Net loss                                   ($11,223)   ($13,120)   ($48,779)    ($32,611)
                                         =========== =========== ===========  ===========

Net loss per common share - basic
 and diluted                                 ($0.45)     ($0.56)     ($1.99)      ($1.36)
                                         =========== =========== ===========  ===========

Weighted average common shares
outstanding - basic and diluted              24,794      23,614      24,480       23,981
                                         =========== =========== ===========  ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                      September 30,     December 31,
                                                          2000             1999
                                                      -------------    -------------
                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                 $55,822          $46,072
 Marketable securities                                      18,352           26,733
 Accounts receivable, net of allowances of $9,981
 and $8,954 at September 30, 2000 and December 31,
 1999, respectively                                         84,460           76,172
 Inventories                                                21,601           14,969
 Deferred tax assets                                         1,915            2,114
 Prepaid expenses                                            6,060            5,584
 Other current assets                                        3,575            4,795
                                                      -------------    -------------
  Total current assets                                     191,785          176,439

Property and equipment, net                                 28,106           32,748
Acquisition-related intangible assets                       42,715           95,073
Other assets                                                 4,565            7,764
                                                      -------------    -------------
   Total assets                                           $267,171         $312,024
                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $28,252          $23,998
 Accrued compensation and benefits                          19,816           16,955
 Accrued expenses                                           23,870           36,022
 Income taxes payable                                        8,988            5,073
 Other current liabilities                                     155            3,789
 Deferred revenues                                          24,642           20,258
                                                      -------------    -------------
  Total current liabilities                                105,723          106,095

Long-term debt, less current portion                        14,066           14,220

Purchase consideration                                       6,457           23,786

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock
 Common stock                                                  265              266
 Additional paid-in capital                                359,670          366,569
 Accumulated deficit                                      (190,213)        (128,083)
 Treasury stock                                            (21,561)         (66,489)
 Deferred compensation                                      (4,230)          (1,853)
 Accumulated other comprehensive loss                       (3,006)          (2,487)
                                                      -------------    -------------
  Total stockholders' equity                               140,925          167,923
                                                      -------------    -------------
  Total liabilities and stockholders' equity              $267,171         $312,024
                                                      =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            2000             1999
                                                                       -------------     -------------
                                                                         (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  ($48,779)        ($32,611)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                              67,670           75,096
  Provision for doubtful accounts                                             5,312            2,293
  Compensation from stock grants and options                                  1,539            1,063
  Changes in deferred tax assets                                                             (22,120)
  Loss on disposal of equipment                                                                   56
  Equity in income of non-consolidated companies                             (1,124)
  Changes in operating assets and liabilities, net of acquitistions:
   Accounts receivable                                                      (18,230)           9,332
   Inventories                                                               (6,113)          (1,709)
   Prepaid expenses and other current assets                                  3,494             (937)
   Accounts payable                                                           4,426            3,533
   Income taxes payable                                                       4,179           (1,467)
   Accrued expenses, compensation and benefits                               (9,344)         (17,101)
   Deferred revenues                                                          1,004              (20)
-----------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,034           15,408
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment and other assets                        (5,783)         (19,190)
 Proceeds from disposal of assets                                                              1,324
 Investments in non-consolidated companies                                   (2,100)          (1,500)
 Payments for acquisitions, net of cash acquired                             (1,990)
 Payments on note issued in connection with acquisition                                       (8,000)
 Purchases of marketable securities                                         (23,840)         (33,989)
 Proceeds from sales of marketable securities                                34,325           57,367
-----------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            612           (3,988)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                                     (656)
 Purchase of common stock for treasury                                         (421)         (19,742)
 Proceeds from issuance of common stock                                       6,694            4,463
-----------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          6,273          (15,935)
-----------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                (1,169)            (811)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          9,750           (5,326)
Cash and cash equivalents at beginning of period                             46,072           62,904
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $55,822          $57,578
-----------------------------------------------------------------------------------------------------

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

2.    NET LOSS PER COMMON SHARE

Diluted net loss per share excludes the effect of options and warrants to purchase 6,080,430 and 6,354,606 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 2000, respectively. Diluted net loss per share excludes the effect of options and warrants to purchase 7,380,493 and 6,987,178 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 1999, respectively. Inclusion of these options and warrants would be anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consisted of the following (in thousands):

                                         September 30,    December 31,
                                             2000            1999
                                        --------------  ---------------
Raw materials                                 $14,687           $9,896
Work in process                                 1,990            1,946
Finished goods                                  4,924            3,127
                                        --------------  ---------------
                                              $21,601          $14,969
                                        ==============  ===============

4.    INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, Avstar Systems LLC ("Avstar"). The joint venture is dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in Avstar to a third party, Grass Valley Group, Inc. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. During the fourth quarter of 1999, Avstar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the three-month periods ended September 30, 2000 and 1999 was approximately $0.2 million and $0.3 million, respectively. The pro rata share of earnings of the joint venture recorded by the Company during the nine-month periods ended September 30, 2000 and 1999 was approximately $1.0 million and $0, respectively. In September 2000, Avstar changed its name to iNEWS LLC.

5.    ACQUISITIONS

During the second and third quarters of 2000, the Company acquired selected assets and liabilities of two companies, The Motion Factory, Inc. ("TMF") and Pluto Technologies International, Inc. ("Pluto"), respectively, for cash payments totaling approximately $2.0 million and guaranteed bonus payments of $0.3 million. TMF specializes in applications for the creation, delivery and playback of interactive-rich 3-D media for character-driven games and the web. Pluto is a provider of video storage and networking solutions for broadcast news, post-production and other bandwith-intensive markets. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates, and the results of operations of TMF and Pluto have been included in the Company's financial statements thereafter. The purchase prices, aggregating $2.3 million, were allocated to net tangible assets of $0.1 million, completed technologies of $1.2 million and acquired workforce of $1.0 million. As part of the purchase agreements, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from TMF and Pluto through December 2004. Any contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible asset or goodwill. The Company's pro forma statements of operations prior to the acquisitions would not differ materially from reported results.

Based  on  the  acquisition  dates,   amortization  of  the  acquisition-related
intangibles began in July 2000, and accordingly, the Company recognized $0.1 million of amortization during the three months ended September 30, 2000. The unamortized balance of acquisition-related intangible assets of approximately $2.0 million at September 30, 2000 will be amortized through 2004.

6.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage Inc. ("Softimage") in August 1998, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees (as described below), plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly.

In connection with the acquisition, the Company issued stock options to retained employees. As agreed with Microsoft, the value of the Note will be increased by $39.71 for each share underlying forfeited employee stock options. At the date of acquisition, the Company recorded these options as Purchase Consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the Note is increased, with Purchase Consideration being reduced by a corresponding amount in either case. Through September 30, 2000, the Note has been increased by approximately $15.5 million for forfeited Avid stock options. During the nine-month period ended September 30, 1999, the Company made a principal payment of $8.0 million resulting in a note balance of approximately $12.5 million at September 30, 2000. The Company made interest payments of $0.3 million and $0.1 million during the three-month periods ended September 30, 2000 and 1999, respectively. The Company made interest payments of $0.8 million and $0.5 million during the nine-month periods ended September 30, 2000 and 1999, respectively.

7.    COMMITMENTS AND CONTINGENCIES

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

8.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $15.2 million and $11.4 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $49.3 million and $32.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively, which consisted of net losses, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

9.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                     ---------------------    ---------------------
                                        2000       1999         2000        1999
                                     ---------- ----------    ---------- ----------
Video and Film Editing and Effects:
          Net revenues                 $92,613    $92,250      $256,450   $272,131
                                     ========== ==========    ========== ==========
          Operating income (loss)       $1,516    ($7,158)     ($13,676)  ($12,529)
                                     ========== ==========    ========== ==========
Professional Audio:
          Net revenues                 $28,679    $21,029       $93,497    $68,784
                                     ========== ==========    ========== ==========
          Operating income              $2,524     $4,342       $19,975    $15,662
                                     ========== ==========    ========== ==========
Segment Totals:

          Net revenues                $121,292   $113,279      $349,946   $340,915
                                     ========== ==========    ========== ==========
          Operating income (loss)       $4,040    ($2,816)       $6,299     $3,133
                                     ========== ==========    ========== ==========

The  following  table  reconciles  total  segment   operating  income  to  total
consolidated operating loss (in thousands):

                                                       Three Months Ended      Nine Month Ended
                                                          September 30,          September 30,
                                                       --------------------  --------------------
                                                         2000        1999      2000        1999
                                                       ---------  ---------  --------   ---------
Total operating income (loss) for reportable
 segments                                                $4,040    ($2,816)    $6,299     $3,133
Unallocated amounts:
 Amortization of acquisition-related
  intangible assets                                     (14,862)   (19,789)   (54,454)   (60,087)
                                                       ---------  ---------  ---------  ---------
Consolidated operating loss                            ($10,822)  ($22,605)  ($48,155)  ($56,954)
                                                       =========  =========  =========  =========

The unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated primarily with the Company's acquisition of Softimage.

10.   RESTRUCTURING COSTS

In November 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues. The major elements of the restructuring plan included the termination of certain employees, the vacating of certain facilities and a decision not to provide any future releases of a limited number of then existing products, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million, of which $0.6 million represented non-cash charges relating to the disposition of certain fixed assets. The following table sets forth the activity in the restructuring accrual accounts for the nine-month period ended September 30, 2000 (in thousands):

                                         Employee    Facilities    Fixed
                                          Related      Related     Assets      Total
                                        ----------   ----------  ----------  ----------
Accrual balance at December 31, 1999       $4,421       $2,154        $541      $7,116

Cash payments                              (2,243)        (217)                 (2,460)
Non-cash disposals                                                    (316)       (316)
                                        ----------   ----------  ----------  ----------
Accrual balance at March 31, 2000           2,178        1,937         225       4,340

Cash payments                                (818)        (445)                 (1,263)
Non-cash disposals                                                     (42)        (42)
                                        ----------   ----------  ----------  ----------
Accrual balance at June 30, 2000            1,360        1,492         183       3,035

Cash payments                                (638)        (116)                   (754)
Non-cash disposals                                                    (168)       (168)
                                        ----------   ----------  ----------  ----------
Accrual balance at September 30, 2000        $722       $1,376         $15      $2,113
                                        ==========   ==========  ==========  ==========

The Company expects that the majority of the remaining $2.1 million accrual balance will be expended over the next nine months and will be funded from working capital.

11.   QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

      In thousands, except per share data:                 Quarters Ended
                                                 ------------------------------
                                                  Sept. 30,  June 30,  Mar. 31,
                                                 ------------------------------
                                                              2000
                                                 ------------------------------
      Net revenues                                $121,292  $119,959  $108,696
      Cost of revenues                              60,303    57,934    53,258
                                                 ------------------------------
       Gross profit                                 60,989    62,025    55,438
                                                 ------------------------------
      Operating expenses:
       Research & development                       20,890    20,825    19,445
       Marketing & selling                          29,989    31,382    28,539
       General & administrative                      6,070     8,101     6,912
       Amortization of acquisition-related
        intangible assets                           14,862    19,792    19,800
                                                 ------------------------------
        Total operating expenses                    71,811    80,100    74,696
                                                 ------------------------------
      Operating loss                               (10,822)  (18,075)  (19,258)
      Other income, net                                849     1,233     1,044
                                                 ------------------------------
      Loss before income taxes                      (9,973)  (16,842)  (18,214)
      Provision for (benefit from) income taxes      1,250     1,250     1,250
                                                 ------------------------------
      Net loss                                     (11,223)  (18,092)  (19,464)
                                                 ==============================
      Net loss per share - basic and diluted        ($0.45)   ($0.74)   ($0.81)
                                                 ==============================
      Weighted average common
       shares outstanding - basic and diluted       24,794    24,578    24,065
                                                 ==============================

The following table presents a calculation of tax-effected income and diluted per share amounts excluding amortization of acquisition-related intangible assets.

                                                                  Quarters Ended
                                                         -------------------------------
(in thousands, except per share data)                     Sept. 30,  June 30,   Mar. 31,
                                                         -------------------------------
                                                                      2000
                                                         -------------------------------
Net loss                                                 ($11,223)  ($18,092)  ($19,464)
Adjustments:
 Amortization of acquisition-related intangible assets     14,862     19,792     19,800
                                                         -------------------------------
Tax-effected income loss excluding amortization of
 acquisition-related intangible assets                     $3,639     $1,700       $336
                                                         ===============================
Tax-effected income per diluted share excluding
 amortization of acquisition-related intangible assets      $0.14      $0.07      $0.01
                                                         ===============================
Weighted average common shares outstanding - diluted,
 used for calculation                                      26,177     25,652     25,850
                                                         ===============================

12.   STOCK OPTION EXCHANGE PROGRAM

In July 2000, the Company completed a program offered in June 2000 whereby employees could elect to exchange certain "out-of-the-money" stock options for shares of restricted stock at specified conversion ratios. Approximately 118,000 shares of restricted stock were issued in exchange for the cancellation of options to purchase approximately 432,000 shares of common stock at exercise prices ranging from $9.4375 to $45.25. Restrictions imposed on holders of the issued restricted stock as to transfers or sales lapse annually and ratably over a three-year period. Deferred compensation of $1.4 million was recorded as a component of stockholders' equity for the fair value of the restricted stock upon issuance and is being recognized as compensation expense ratably over the three-year restriction period, assuming that restrictions on all shares lapse. During the three months ended September 30, 2000, the Company recognized $0.1 million of compensation expense related to the lapsing of the restrictions.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000 and 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of SFAS 125's provisions. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the application of SAB 101, as amended, to have a material impact on the Company's financial position or results of operations.

In October 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires shipping and handling costs associated with amounts billed to customers to be included in revenues and cost of revenues and not offset against each other. EITF 00-10 is effective for the fourth quarter of 2000. The Company does not expect the application of EITF 00-10 to have a material impact on the Company's financial position or results of operations.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The text of this document may include forward-looking statements. Actual results may differ materially from those described herein, depending on such factors as are described herein, including under "Certain Factors That May Affect Future Results."

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for creating and manipulating digital media content. Digital media are media elements, whether video or audio or graphics, in which an image, sound or picture is recorded and stored as digital values, as opposed to analog signals. Avid's digital, nonlinear video and film editing systems are designed to improve the productivity of video and film editors by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. To complement these systems, Avid develops and sells a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television programs and advertising, and news programs. Avid also develops and sells digital audio systems through its Digidesign division. These systems have applications in music, film, television, video, broadcast, streaming media and web development, as well as in home and hobbyist markets. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and enable users to record, edit, mix, process, and master audio in a uniquely integrated manner. Additionally, Avid believes that the Internet is one of the most important new content distribution channels and is continuing to invest in this area. Avid has developed and continues to develop products specifically designed for working in an Internet environment. The Company also plans to enable Internet publishing across its entire current product line. Upcoming releases of the Company's products are expected to include Internet video and audio streaming capabilities.

Avid's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent, and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by Internet professionals and audio hobbyists. Projects produced using Avid products--from major motion picture and primetime television to music video and marquee recording artists--have been honored with Oscar, Emmy, and Grammy awards and a host of other international awards.

RESULTS OF OPERATIONS

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of maintenance contracts. Net revenues increased $8.0 million (7.0%) to $121.3 million in the quarter ended September 30, 2000 from $113.3 million for the same quarter in 1999. Net revenues increased by $9.0 million (2.6%) to $349.9 million for the nine months ended September 30, 2000, from $340.9 million for the nine months ended September 30, 1999. The revenue increase in both periods reflected sales of newer products such as Avid Unity MediaNet, which began shipping in June 1999, Digi 001, which began shipping in November 1999, the Trilligent Cluster, which began shipping in April 2000, and Avid Xpress DV, which began shipping in March 2000. Also contributing to the increase in revenue for the quarter ended September 30, 2000 were greater sales of Macintosh-and Windows NT-based Media Composer upgrades, Macintosh-based Xpress systems, Newscutter systems and Digidesign audio products other than Digi 001, partially offset by lower sales of Macintosh-and Windows NT-based Media Composer systems, Windows NT-based Xpress, DS, local storage products and service revenue. For the nine months ended September 30, 2000 greater sales of Macintosh-and Windows NT-based Media Composer upgrades, Windows NT-based Xpress, DS, Newscutter and Digidesign audio products other than Digi 001 were partially offset by lower sales of Media Composer systems, Symphony systems, local storage products and service revenue. The Company currently expects revenue for the full year 2000 to exhibit modest growth as compared to the full year 1999.

During the third quarter of 2000, the Company began shipments of Avid Unity for News, Avid Symphony 3.0 and Media Composer 10.0.

Net revenues derived through indirect channels were approximately 85% of net revenue for the three months ended September 30, 2000, compared to approximately 91% of net revenue for the same period in 1999. Indirect channel revenues were approximately 86% of net revenue for the nine months ended September 30, 2000 compared to approximately 90% for the same period in 1999. The Company made minor changes to the channel sales strategy for certain product lines, which, as expected, slightly reduced the percentage of indirect channel revenue compared to total revenue.

International sales (sales to customers outside the U.S. and Canada) accounted for approximately 50% and 47% of the Company's third quarter 2000 and 1999 net revenues, respectively. International sales increased by approximately $7.0 million or 13.1% in the third quarter of 2000 compared to the same period in 1999. International sales accounted for approximately 52% and 51% of the Company's net revenues for the first nine months of 2000 and 1999, respectively. International sales increased by $9.4 million or 5.5% in the nine months ended September 30, 2000 from the same period in 1999. The increase in international sales reflected increases in both the Asia and Europe regions.

Gross Profit

Cost of revenues consists primarily of costs associated with the acquisition of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the timing of new product introductions, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, and sales of aftermarket hardware products. Gross margin decreased to 50.3% in the third quarter of 2000 compared to 51.2% in the third quarter of 1999 and decreased to 51.0% for the nine months ended September 30, 2000 from 56.0% for the same period in 1999. These decreases were primarily related to a product mix shift to lower-end offerings, and the impact of a strong US dollar, both of which were partially offset by material cost savings.

Research and Development

Research and development expenses increased by $0.3 million (1.3%) in the third quarter of 2000 compared to the same period in 1999. These increased expenditures were primarily due to profit sharing expense, decreased funding by third party partners for certain development projects and costs of employee retention programs, largely offset by decreased salary and related expenses due to a reduction in personnel. For the nine months ended September 30, 2000, research and development expenses decreased by $6.4 million (9.4%) compared to the same period in 1999. These decreased expenditures were primarily due to planned reductions in personnel-related expenditures and reduced consulting expense, partially offset by increased profit sharing expense and planned investments in the Company's strategic initiatives, including products designed to address the Company's Internet strategy. Research and development expenses decreased to 17.2% of net revenues in the third quarter of 2000 compared to 18.2% in the same quarter of 1999 and decreased to 17.5% for the nine months ended September 30, 2000 from 19.8% for the nine months ended September 30, 1999. For the third quarter of 2000, this decrease was due to growth in research and development expenses occuring at a lower rate than revenue growth. For the nine-month period ended September 30, 2000, these decreases were primarily due to the decreases in research and development expenses noted above.

Marketing and Selling

Marketing and selling expenses decreased approximately $3.6 million (10.7%) in the third quarter of 2000 compared to the same period in 1999 and decreased $9.7 million (9.8%) for the nine months ended September 30, 2000 compared to the same period in 1999. These decreased expenditures in selling and marketing were primarily due to reduced program-related expenses in the Company's video and film editing and effects business, partially offset by increases in the provision for bad debts and profit sharing expense. Marketing and selling expenses decreased to 24.7% of net revenues in the third quarter of 2000 compared to 29.6% in the same quarter of 1999 and decreased to 25.7% from 29.2% for the nine months ended September 30, 2000 and 1999, respectively. These decreases were primarily due to the decreases in marketing and selling expenses noted above.

General and Administrative

General and administrative expenses decreased $0.5 million (8.0%) in the third quarter of 2000 compared to the same period in 1999 and increased $0.5 million (2.3%) for the nine months ended September 30, 2000 compared to the same period in 1999. The decreased expenditures in general and administrative expenses for the third quarter were primarily due to planned reductions in personnel-related expenditures. The increase for the nine-month period was primarily due to executive severance benefits, profit sharing expense and retention programs, partially offset by planned reductions in personnel-related expenditures and consulting expenses. General and administrative expenses decreased to 5.0% of net revenues in the third quarter of 2000 compared to 5.8% in the same quarter of 1999 and remained unchanged at 6.0% for both of the nine-month periods ended September 30, 2000 and 1999, respectively. These changes were primarily due to the changes in expenses noted above.

Amortization of Acquisition-Related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of

2000, the Company acquired the assets of two companies, The Motion Factory, Inc. and Pluto Technologies International, Inc., for cash payments aggregating approximately $2.0 million, plus a commitment to make guaranteed bonus payments of $0.3 million in 2001. The Company allocated approximately $2.2 million of the total purchase price to intangible assets consisting of completed technologies and workforce. Results for the quarter ended September 30, 2000 and September 30, 1999 reflect amortization of $14.9 million and $19.8 million, respectively, associated with these acquisition-related intangible assets. Results for the nine months ended September 30, 2000 and September 30, 1999 reflect amortization of $54.5 million and $60.1 million, respectively, associated with these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $42.7 million at September 30, 2000. Approximately $12.4 million additional amortization is expected during the fourth quarter of 2000. An additional $28.9 million is expected to be amortized through July 2001, with the remaining $1.4 million to be amortized through December 2004.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income, equity in income of non-consolidated companies and interest expense. Interest and other income, net for the three months ended September 30, 2000 increased $0.1 million as compared to the same period in 1999. For the nine months ended September 30, 2000, interest and other income, net increased $0.5 million as compared to the same period in 1999. For the third quarter, the increase was primarily due to a higher rate of return on the Company's cash and investment balances. The increase for the nine months ended September 30, 2000 as compared to the same period in 1999 was primarily related to the recognition of the Company's share of equity income in Avstar (now iNEWS LLC), partially offset by less interest income due to lower average cash and investment balances.

Provision for Income Taxes

The Company recorded a tax provision of $1.3 million for each of the three quarters of 2000. This provision was comprised of taxes payable by the Company's foreign subsidiaries and state taxes. No tax benefit was provided for the loss before income taxes in the U.S. This provision compares to a tax benefit of $8.7 million and $21.7 million for the three- and nine-month periods ended September 30, 1999, respectively, both of which represented an effective tax rate of 40%. This rate was different from the U.S. Federal statutory rate of 35% due primarily to the Company's foreign subsidiaries, which are taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of September 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $74.2 million.

With respect to cash flows, net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2000 compared to $15.4 million provided by operating activities in the same period in 1999. During the nine months ended September 30, 2000, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and provisions for doubtful accounts, offset by increases in accounts receivable and inventories and decreases in accrued expenses, compensation and benefits. During the nine months ended September 30, 1999, net cash provided by operating activities consisted primarily of the net loss adjusted for depreciation and amortization, increases in long-term deferred tax assets, collections of accounts receivable and a decrease in accrued expenses, compensation and benefits.

The Company purchased $5.5 million of property and equipment and other assets during the nine months ended September 30, 2000, compared to $19.2 million in the same period in 1999. These purchases primarily included hardware and software for the Company's information systems and equipment to support research and development activities. During the nine months ended September 30, 2000, the Company also made a cash investment of $2.1 million in Rocket Network, Inc., and purchased the assets of two companies, The Motion Factory, Inc. and Pluto Technologies International, Inc., for a total of approximately $2.0 million in cash and $0.3 million in guaranteed bonus payments to be made in 2001. In the nine-month period ended September 30, 1999, the Company utilized $8.0 million to repay a portion of the note issued to Microsoft Corporation in connection with the acquisition of Softimage. The remaining principal balance on the note issued to Microsoft of approximately $12.5 million is due and payable in June 2003. Additionally, in 1999, the Company made a cash investment of $1.5 million in a joint venture with Tektronix, Inc.

In connection with the acquisitions of The Motion Factory, Inc. and Pluto Technologies International, Inc., the Company may be required to make certain contingent cash payments, limited in the aggregate to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from these companies through December 2004.

In November 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company and supporting the Company's new strategic initiatives. The major elements of the resulting restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of then-existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $0.6 million of non-cash charges relating to the disposition of certain fixed assets. At the time of the charge, the Company expected that the 1999 restructuring actions would result in an expense reduction of approximately $18.0 million on an annualized basis. As expected, these savings were partially offset by incremental costs associated with new strategic initiatives intended for the growth of the Company. During 1999 and the first three quarters of 2000, the Company made cash payments of $2.5 million and $4.5 million, respectively, related to these restructuring activities. The majority of the remaining accrual balance of $2.1 million at September 30, 2000 is expected to be paid out during the remainder of 2000 and the first half of 2001 and will be funded from working capital.

On October 21, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 2.0 million shares of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million. As of September 30, 2000, there were approximately 263,000 shares remaining authorized for repurchase.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000 and 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, remains is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of SFAS 125's provisions. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," was released. This staff accounting bulletin delays the implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the application of SAB 101, as amended, to have a material impact on the Company's financial position or results of operations.

In October 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires shipping and handling costs associated with amounts billed to customers to be included in revenues and cost of revenues and offset against each other. EITF 00-10 is effective for the fourth quarter of 2000. The Company does not expected the application of EITF 00-10 to have a material impact on the Company's financial position or results of operations.

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

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. On April 26, 2000, the Company announced that Ethan E. Jacks, who was a Vice President and the Company's General Counsel, had been appointed Senior Vice President, Chief Legal Officer and Acting Chief Financial Officer as the Company conducts a search for a Chief Financial Officer. There can be no assurance that the Company will be successful in its search for a new Chief Financial Officer or in attracting and/or retaining key employees generally.

Certain of the Company's products operate only on specific computer platforms. The Company currently relies on Apple Computer, Inc., IBM and Silicon Graphics as the sole manufacturers of such computer platforms. There can be no assurance that the respective manufacturers will continue to develop, manufacture, and support such computer platforms suitable for the Company's existing and future markets or that the Company will be able to secure an adequate supply of computers on the appropriate platforms, the occurrence of any of which could have a material adverse effect on the Company's business and results of operations.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company's primary exposures to market risk are the effect of volatility in currencies on asset and liability positions of its international subsidiaries that are denominated in foreign currencies and the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities.

Foreign Exchange Risk

The Company derives greater than 50% of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end user customers. This circumstance exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. The Company enters into foreign exchange forward contracts to hedge the foreign exchange exposure of certain forecasted receivables and payables of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting losses and gains on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, the Company could experience unanticipated currency gains or losses.

At September 30, 2000, the Company had $33.5 million of foreign exchange forward contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge against forecasted foreign denominated receivables and payables. Net gains of $0.8 million resulting from forward exchange contracts were included in the results of operations in the third quarter of 2000, which partially offset net losses on the related assets and liabilities of $1.1 million. Net gains of $0.7 million resulting from forward exchange contracts were included in the results of operations for the nine-month period ended September 30, 2000, which partially offset net losses on the related assets and liabilities of $1.8 million. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

At September 30, 2000, the Company held $46.5 million in cash equivalents and marketable securities, consisting of short-term government obligations, state and municipal bonds, and commercial paper. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

        27  Financial Data Schedule

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 2000, the Company filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Avid Technology, Inc.


Date:  November 14, 2000     By:  /s/ Ethan E. Jack
                                  -------------------
                                  Ethan E. Jacks
                                  Senior Vice President, Chief Legal Officer
                                  and Acting Chief Financial Officer




Date:  November 14, 2000     By:  /s/ Carol L. Reid
                                  -------------------
                                  Carol L. Reid
                                  Vice President and Corporate Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit No.              Description

   27              Financial Data Schedule