Form 10-K
period 2000-12-31
AVID TECHNOLOGY INC
filed 2001-03-26
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                          March 26, 2001





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Annual Report on Form 10-K
                  --------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

      The Company's financial statements filed as part of the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying such principles or practices.

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

                   For the fiscal year ended December 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of The Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of The Act:

                           Common Stock $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $375,804,442 based on the closing price of the Common Stock on the NASDAQ National Market on March 19, 2001.

The number of shares outstanding of the registrant's Common Stock as of March 19, 2001, was 25,897,495.

                       Documents Incorporated by Reference

                  Document Description                          10-K Part
                  --------------------                          ---------
   Portions of the Registrant's Proxy Statement for the Annual
      Meeting of Stockholders to be held June 6, 2001...           III

      This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Avid or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Avid's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Certain Factors That May Affect Future Results."


                                      PART I
ITEM 1.           BUSINESS

OVERVIEW

      The Company develops, markets, sells and supports a wide range of software and systems for digital media production, management and distribution. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our product and service offerings enable customers to "Make, Manage and Move Media".

      Make Media. To make media, we offer digital, nonlinear video and film editing systems to enable customers to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. (Nonlinear systems allow editors to access material randomly rather than requiring them to work sequentially.) To complement these nonlinear editing systems, we develop and sell a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television shows and advertising, and news programs. The products include 3-D and special effects software products developed by our Softimage subsidiary. We also offer digital audio systems through our Digidesign division. Digidesign's audio systems have applications in music, film, television, video, broadcast, streaming media, and web development, as well as in home and hobbyist markets. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and permit users to record, edit, mix, process, and master audio in an integrated manner.

      Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNet technology. This technology enables users to share and manage media assets throughout a project or throughout an organization. The ability to effectively manage digital media assets is a critical component for success for many broadcast and media companies with multiple product lines. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets. We intend to increase our network based services offerings and develop this area into an incremental revenue opportunity.

      Move Media.  We offer  products that allow  customers to distribute  their final product. We believe that the Internet will become a significant new content distribution channel and we are continuing to invest in this area. We develop and sell Internet infrastructure products to support the broadcast of streaming Internet video, and continue to integrate new capabilities into our core products designed for the Internet environment, enabling Internet publishing and Internet video and audio streaming capabilities. In addition, we now provide technology for playback directly to air for broadcast television applications.

      Our products are used worldwide in production and post-production facilities, film studios, network, affiliate, independent and cable television stations, recording studios, advertising agencies, government and educational institutions, corporate communication departments, and by Internet professionals and hobbyists. Projects produced using our products--from major motion pictures and prime-time television to music, video, and marquee recording artists--have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

DIGITAL MEDIA CONTENT MARKETS

      Digital formats and tools have largely displaced analog processes in many markets, such as word processing, electronic spreadsheets, desktop publishing, graphics, and electronic and mechanical design. Because of more challenging technical and cost hurdles in handling digital forms of film, video, and audio signals, markets that rely on these media types have begun to migrate to digital formats and tools only in recent years. As technical advances in digital media content-creation tools have made this migration possible, users have become able to create more complex content that can incorporate several elements of digital media. For example, many video games now include live action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as "Crouching Tiger, Hidden Dragon," "The Matrix," and "Gladiator," integrate sophisticated computer-generated special effects into traditional live action shots.

      We currently participate in two principal markets transitioning from well-established analog content-creation processes to digital content-creation tools. Both of these markets, video and film editing and effects and professional audio, are beginning to use the Internet to collaborate and distribute video and audio content.

      Our video and film editing and effects market consists of professional users, over-the-air and cable broadcast companies, and corporate, government, and educational users. Professional users include independent production or post-production companies that produce video and film material, such as feature films, commercials, entertainment and documentary programming, industrial videos, and music videos. Professional users also include professional character animators and video game developers. Professional users are also found in television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. A wide variety of companies originate news programming, including national and international broadcasters, such as the British Broadcasting Corporation, the Cable News Network, the American Broadcasting Company, and the National Broadcasting Company, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators which produce news programming. Users in corporations and various other institutional settings use digital media content tools to distribute information enriched by the addition of digital media content to their customers and employees.

      Our professional audio market consists of professional music recording studios, project studios, radio broadcasters, and home studios. Music recording and project studios operate in the same manner as the independent production and post-production firms described above. This market also includes audio production and post-production in video and film.

ACQUISITIONS IN THE DIGITAL BROADCAST MARKET

      We have made two recent acquisitions, which we believe strengthen our position in the emerging digital newsroom and broadcast markets. In September 2000, we acquired the assets of Pluto Technologies International Inc., a provider of video storage and networking solutions for broadcast, news, post-production, and other markets requiring significant bandwidth capacity. This acquisition complements our broadcast offerings and enables customers to more easily adopt nonlinear technology for digital production, storage, and delivery, particularly in broadcast news environments. Pluto products include the AirSPACE product line of record and playback digital media servers. These products permit broadcasters and news entities to manipulate and transmit digital media directly to air. In January 2001, we acquired the remaining membership units in AvStar Systems LLC, a joint venture that we had originally established on a 50-50 basis with Tektronix, Inc. (which subsequently sold its interest to Grass Valley Group, Inc.) to focus on developing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. (Since September 2000, AvStar has been doing business as iNews, LLC.)

STRATEGY

      Our mission is to be the leading provider of rich media creation tools and services used to make, manage and move digital media. Our strategy consists of four key elements:

Maintain a Leading Position in Existing Markets

      We continue to focus on markets where digital media content creation already takes place, and we believe we enjoy a leadership position in each of these primary markets. These include professional video and film editing and effects, including film and television studios and independent production and post-production firms, the music and audio production and post-production markets. We plan to strengthen these positions by enhancing our existing products; by introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or through acquisitions; and by continuing to provide excellent customer service, support and training.

Play a Major Role in Internet Publishing and Distribution

     We believe that the Internet is one of the most important new content distribution channels for corporate markets up to the highest-end post-production. In 1999, we released Avid Unity MediaNet, a set of open networking and central storage technologies that enable real-time simultaneous sharing of high-bandwidth media. In 2000, we introduced the Trilligent Cluster, a turnkey streaming media system with the ability to serve many simultaneous, high-quality video and audio streams at a low cost to users, giving it the potential to be an important component of the edge server Internet infrastructure. (Edge servers enable the distribution of large amounts of rich content - including streaming audio and video, large downloadable files, and application services - over the Internet.) In 2000, we introduced a comprehensive editing and publishing solution, Avid Xpress DV, which delivers rich content-creation capabilities for the emerging Internet broadcast market. Avid Xpress DV was developed as a turnkey DV-based video editing and publishing solution for use on the IBM IntelliStation. In early 2001 we released this product on the Dell platform, and we expect to release it on other hardware platforms, as well as to release a software-only version later in 2001. Also in 2000, we enabled Internet publishing across our entire film and video editing product line by including Internet streaming capabilities in our Media Composer 10.0, Symphony 3.0, NewsCutter Effects 2.0, NewsCutter XP 1.0, Avid Xpress 4.0, and Avid Xpress DV products.

Extend Technology to Analog-Based Market Sectors

      We believe that we have established unit and revenue market share leadership positions in the professional video and film digital editing markets, the digital audio market, and the markets for broadcast digital news editing. To strengthen these positions and further increase our overall market share, we are specifically targeting market sectors that are currently analog-based. As an example, we believe that expansion opportunity exists in television on-line editing, which is the final piece of the post-production process that today is still mainly tape-based. We believe that because digital solutions more efficiently and cost-effectively address the needs of this editing process than their analog counterparts, tape will ultimately be replaced by digital solutions. Market sectors that are primarily analog-based, and which we intend to pursue, include broadcast news, corporate and industrial video, and audio mixing, mastering and tracking.

Promote Interoperability of Avid Products and Develop Open and Integrated Workflow Solutions

      We design our products so that they are based on and can work with major industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. We have been a leader in defining and developing the Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to easily exchange digital media and information about the media, or metadata, across platforms and between systems and applications. Derived from Avid's open media file interchange (OMFI) technology and the work of a EBU/SMPTE Taskforce, a taskforce comprised of members from the European Broadcasting Union and the Society of Motion Picture and Television Engineers, the AAF saves time, simplifies project management, and preserves valuable metadata that can be lost when transferring media between applications. In February 2000, the AAF Association, a broadly-based trade association that promotes the development and adoption of AAF throughout the media industry, was founded by Avid, BBC, CNN, Turner Entertainment Networks, Discreet Logic, Matrox, LTD, Microsoft, Pinnacle Systems, Quantel, Sony, US National Imaging & Mapping Agency, and Four Media Company (4MC, now Liberty Media).

      In order to address the needs for collaboration and efficient workflow in a wide-area network, or WAN, environment, we launched a new website, Avid Production Network, or AvidProNet, which provides solutions-oriented content, community, and services that extend and enhance our core product offerings. The overall vision for this service is to develop Virtual Production Environment services and products - integrated solutions that allow for content creation and management of both workflow and assets from the Avid desktop to the WAN/Internet and then back to the Avid desktop. The first of these services, AvidProNet
Review & Approval, or R&A, was launched in February 2001. R&A is the first Internet, browser-based application for frame-accurate review and approval of video and audio content which can be integrated directly into the editing process. In addition, the website has served as a gathering place of choice for the community of digital content-creation professionals, as well as a source of industry information and services. We plan to launch Digidesign Production Network (DigiProNet) during 2001. DigiProNet will be a full-featured service center for audio professionals and is intended to complement AvidProNet.

PRODUCTS

      The following lists our products within the two principal markets in which they are sold. A description follows of the major products and product families in each of these categories.

Video and Film Editing and Effects Products

Media Composer for Macintosh and Windows NT Platofrms

      Our Media Composer product is a computer-based digital, nonlinear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material from tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. The Media Composer product line includes three models, the Media Composer Off-line, 1000 and 9000, which provide various levels of capability and functionality. The Media Composer product is our original product offering and still accounts for a significant portion of our revenues. We believe that the Media Composer product line holds a greater unit market share than any other digital nonlinear editing system in professional video editing markets.

Avid Symphony

      The Avid Symphony product line offerings are on-line editing and finishing systems targeted at high-end post-production such as primetime television programs and nationally broadcast commercials. These products are designed to finish high-end editorial projects, which are "off-lined", or put into a narrative story format, on Media Composer and traditionally finished in a linear suite. The Avid Symphony line uses the Windows NT operating system and delivers all of the proven Media Composer editing functionality plus higher-end finishing tools such as advanced scene-to-scene color correction and 24P Universal Mastering.

Film Composer for Macintosh and Windows NT Platforms

      The Film Composer product is a 24 frames-per-second, or fps, editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds - 30 fps in the United States, and 25 fps in other countries - a standard 30 or 25 fps video editing system does not yield an accurate 24 fps film cut list from which to edit a final master of the film. The Film Composer includes software that determines which frames on the videotape are actual frames from the film source material and allows the creation of a frame-accurate cut list. The Film Composer software also includes special features to meet the specific needs of film editors. We believe Film Composer holds a greater unit market share than any other digital nonlinear editing system in professional film editing markets.

Avid|DS

      Originally developed by our Softimage subsidiary, the Avid|DS product is a comprehensive, nonlinear production system for creating, editing, and finishing effects-intensive short projects, such as commercials and music videos. It combines a rich set of tools for video and audio editing, compositing, effects generation, image treatment, and project management, all integrated within a unified architecture and common user interface, running on the Windows NT platform. With Avid|DS, digital artists have access to a comprehensive toolset with the capability of processing uncompressed video, combined with a choice of third-party hardware platforms. We released an HD version of Avid|DS in early 2001.

Avid Xpress for Macintosh and Windows NT Platforms

      The Avid Xpress product is a digital, nonlinear video editing system designed to meet the needs of media professionals and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress has a streamlined user interface and editing model targeted for this category of user. As a less expensive product than the Media Composer, Symphony, and Avid|DS systems, Avid Xpress targets a broader potential customer base.

Avid Xpress DV for Windows NT Platforms

      The Avid Xpress DV product is a digital, nonlinear video editing system designed to offer the professional quality and sophistication of an Avid system at a lower cost. Avid Xpress DV is designed to meet the needs of media professionals, Internet video developers, and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress DV has a streamlined user interface and editing model, and is targeted for DV-format based production environments where cost is a major factor. We plan to release a laptop version of Avid Xpress DV in 2001, which will bring portability to our industry leading products.

NewsCutter Effects

      Our NewsCutter Effects product is a computer-based digital, nonlinear video editing system designed to meet the demands of television news production. The NewsCutter Effects system uses the popular DVCPro media compression format and is built on a Windows NT-based computer platform. NewsCutter Effects enables broadcast news editors to edit news and news features. The user interface for NewsCutter Effects has been designed for fast, easy editing to meet the time-critical demands of daily news deadlines. Based on the same core technology as the Media Composer system, the NewsCutter Effects system offers a range of editing and effects features. NewsCutter Effects can operate as a stand-alone editing system or in a news production workgroup with a playback system.

NewsCutter XP

      Our  NewsCutter  XP  product  significantly  expands  the  reach  of   the
NewsCutter product line, and has been designed as a nonlinear editing system aimed primarily at the novice or non-editor news professional. This journalist-editor workstation offers editing functionality, effects features, and customizable computer desktop settings. To provide scalability, there is an upgrade available from the NewsCutter XP to a full NewsCutter Effects should the customer's work environment change. We plan to release a laptop version of this product later in 2001.

Avid AirSPACE, VideoSPACE and HyperSPACE

      Originally developed by Pluto Technologies International Inc., which we acquired in the third quarter of 2000, AirSPACE, VideoSPACE and HyperSPACE provide us with end-to-end broadcast solutions from ingest to editing, storage and playback. These products have been among the industry's leaders in HDTV and SDTV broadcast and post-production server solutions. When combined with NewsCutter XP and the Avid Unity for News products, the AirSPACE product line is becoming a preference among servers for news applications.

SOFTIMAGE|XSI

      Our SOFTIMAGE|XSI product, which builds on our earlier SOFTIMAGE|3D product and provides additional capabilities, is Avid's next generation nonlinear animation system. This complete, versatile toolset is designed for digital artists in the film, games, interactive, and broadcast industries. SOFTIMAGE|XSI v.1.5 lays a foundation that allows the modern digital artist to innovate, create, and collaborate in today's character generation marketplace. SOFTIMAGE|XSI runs on Intel and AMD certified Windows NT and Windows 2000 platforms as well as IRIX platforms.

SOFTIMAGE|3D

      Our SOFTIMAGE|3D product is a content creation tool for 3-D character animation and special effects in the film, commercial, and games development markets. SOFTIMAGE|3D features robust, production-proven organic modeling, legendary character animation tools, and high-quality photorealistic rendering and is well known for its intuitive, animation-oriented workflow. Tools are specifically designed for integration into the overall production pipeline, providing rapid, high-quality results to meet the most demanding deadlines. SOFTIMAGE|3D runs on Intel and AMD-certified Windows NT, Windows 2000 and IRIX platforms.

Storage Systems

      We offer a family of media storage solutions for use with our systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. We purchase disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrate them, enhance their performance, test and certify them for use with our systems, and package them in various configurations. These storage systems range in capacity from nine gigabytes to well over five terabytes (5,000 gigabytes).

Avid Unity MediaNet

      Avid Unity MediaNet is a set of open networking and central storage technologies based on an advanced media file system that enables realtime, simultaneous sharing of high-bandwidth media. Avid Unity MediaNet connects editors, artists, sound designers, and effects specialists throughout a digital facility to the same network, significantly improving workflow, raising productivity, and enhancing creativity by eliminating many of the routine, mechanical tasks associated with managing today's part-linear, part-nonlinear post-production process. Included in Avid Unity MediaNet are advanced media transfer utilities and server-assisted shared storage and networking technologies, providing support for a wide range of applications and platforms.

Trilligent Cluster

      The Trilligent Cluster is a turnkey streaming media system optimized to reliably deliver high-bandwidth content over the Internet. Its high performance, linear scalability, and ease-of-use capabilities allow streaming service providers, content delivery networks, and content hosts to rapidly distribute high quality, dynamic content over the Internet. The Trilligent Cluster is a streaming Internet platform that supports up to 5,000 megabits per second sustained streaming bandwidth and provides seven terabytes of on-line storage at its full configuration. This power is equivalent to the live or on-demand delivery of more than 10,000 unique 500k broadband streams and the on-line storage of tens of thousands of hours of broadband content. At the core of the Trilligent Cluster is distributed file server software running in conjunction with a storage area network. This combination produces extremely high performance and enables real-time, shared media access by eliminating the need to replicate disks and manage content between media servers.

Professional Audio Products

Pro Tools

      Developed  by  our  Digidesign  division,  the  Pro  Tools  product  is  a multi-track, nonlinear digital audio workstation that runs on Mac OS- and Windows-based personal computers. Pro Tools provides solutions for the entire audio production process, including sound synthesis, recording, editing, signal processing, integrated surround mixing, and mastering. Pro Tools users are in the consumer, prosumer and professional music, film, television, radio, multimedia, DVD, and Internet production markets. Digidesign offers Pro Tools in a variety of configurations, ranging from Digi ToolBox and Digi 001 systems for home music studios, to high-end Pro Tools|24 MIX and MIXplus systems for professional music and post production. Pro Tools also supports a rich development architecture, with more than 100 development partners providing additional software and hardware solutions for the Digidesign platform.

ProControl

      ProControl is Digidesign's high-quality, expandable hardware control surface for hands-on access to the recording, editing, processing, and surround mixing capabilities of Pro Tools software. ProControl connects to Pro Tools via high-speed Ethernet, and allows full control of Pro Tools functions with its patented faders and dedicated switches, character displays and knobs. With its modular design, ProControl can be customized to fit any studio, providing from 8 channels to 48 channels of simultaneous control. The upcoming Edit Pack option will integrate control of advanced editing and surround mixing features, and make ProControl a comprehensive front end for professional Pro Tools systems. In early 2001, Digidesign released Control|24, a control surface that combines hands-on access to Pro Tools software features and high-quality microphone preamplifiers from Focusrite Audio Engineering, Ltd., a leading manufacturer of analog processing equipment. Control|24 communicates with Pro Tools via Ethernet, and provides control of virtually every Pro Tools function. Control|24 is a 24-channel, fixed-size control surface, designed for music production and broadcast applications.

AVoption and AVoption|XL

      The AVoption and AVoption|XL products are hardware options for Pro Tools systems that allow the user to record, edit and process sound synchronized with Avid-format, nonlinear digital video. Designed for post production professionals working in film, TV, and video, these options enable capture, playback, and basic editing of broadcast-quality picture from projects originating on Avid Media Composer, Film Composer and Symphony systems. AVoption and AVoption|XL also include DigiTranslator, a software utility that provides users with a high level of media and metadata interchange with any Avid-compatible system.

SALES AND SERVICE

      We market and sell our solutions through a combination of direct and indirect sales channels, covering a range of industries that Make, Manage and Move Media in the United States, Europe, Asia and throughout the world.

      From our traditional stronghold in the high-end post-production market to broadcast news, low-cost post-production, and streaming media solutions, we ensure balanced market and geographic sales coverage. Our products are sold primarily through a network of more than 450 independent distributors, value-added resellers and dealers. These channels are supplemented by a team of Avid sales representatives directly serving select customers and markets.

      We also provide both direct and indirect customer support. Our customers are served directly through regional telephone support centers and major-market field service representatives, supplemented by strategically located dealers, value-added resellers and authorized third-party service providers. Customers may choose from a variety of support offerings, including 24 hour telephone support, quick-response on-site assistance, hardware replacement and software upgrades. Customer training is available directly from us or through field-based authorized third-party Avid training centers.

MANUFACTURING AND SUPPLIERS

      Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components, and complete systems. We also rely on independent contractors to manufacture components and subassemblies to our specifications. Our systems undergo testing and quality assurance at the final assembly stage.

      We are dependent on a number of sole source vendors for certain key hardware components of our products. These components include: (i) video compression chips manufactured by C-Cube Microsystems; (ii) a small computer systems interface ("SCSI") accelerator board from ATTO Technology; (iii) a 3D digital video effects board from Pinnacle Systems; (iv) application specific integrated circuits ("ASICS") from Chip Express and LSI Logic; (v) digital signal processing integrated circuits from Motorola; (vi) a fibre channel adapter card from JNI; (vii) a fibre channel storage array from the Clariion division of EMC; (viii) a PCI expansion chassis from SBS Technologies, Inc.;
(ix) a fixed programmable gate array from Quicklogic; (x) digital to analog and analog to digital converter integrated circuits from Cirrus Logic; (xi) a peripheral component interconnect bridge integrated circuits from Intel Corp.; and (xii) analog switches and op amps from Analog Devices. (The Company also manufactures certain circuit boards under license from a subsidiary of Pinnacle Systems.) For the risks associated with our reliance upon certain vendors, please see "Certain Factors that May Effect Future Results" below.

      We have manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; Boulder, Colorado; Madison, Wisconsin; and Palo Alto and Menlo Park, California. The Company has also contracted with third-party manufacturing facilities for certain component parts.

RESEARCH AND DEVELOPMENT

      Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate on Windows NT-based, IRIX-based, and Apple computers. This includes the development and enhancement of best-in-class video, film, 3-D animation, and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. As these digital tools proliferate, all-digital production cycles are becoming possible. Our research and development efforts therefore also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as standalone and network-attached media storage systems for workgroups. Increasingly, we design our systems to be Internet-enabled with technology for encoding and streaming media to the Internet. Our research and development operations are in Tewksbury, Massachusetts; Palo Alto, Santa Clara, and Santa Monica, California; Boulder, Colorado; Madison, Wisconsin; and Montreal, Canada.

COMPETITION

      The markets for our products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

      In the video and film editing and effects market, we encounter competition primarily from vendors that offer similar digital production and post-production editing, effects, and animation products based on standard computer platforms. Our competitors in the digital production and post-production editing and effects markets include Discreet Logic (a division of Autodesk, Inc.), Media 100 Inc., Apple Computer, Quantel, Alias/Wavefront (a subsidiary of Silicon Graphics), Panasonic (a subsidiary of Matsushita), Pinnacle Systems, Inc., and Sony Corporation. Our animation competitors include Discreet, Alias/Wavefront, and NewTech. We also compete with vendors that offer editing and effects products for originators of broadcast news. Our broadcast competitors include Associated Press, Sony, Panasonic, Grass Valley, and Leitch. In the storage market, our competitors include EMC, Transoft (HP), Medea, Rorke Data, and Jems Data. We also compete with vendors that generally have offered analog-based products, such as Sony and Matsushita. We expect that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products.

      In the professional audio market, we compete primarily with traditional analog and digital recording and/or mixing system suppliers including Alesis, Euphonix, Mackie Designs, and Yamaha as well as other disk-based digital audio system suppliers including Fairlight, Roland, Steinberg, Studio/Audio/Video (SADie), and others. In addition, companies such as Creative Technology currently provide low-cost (under $500) digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not also introduce products that are more directly competitive with our products.

      We may also face competition in one or both of these markets in the future from computer manufacturers, such as Compaq, Apple, Accom, Hewlett-Packard, IBM, EMC, and Silicon Graphics, as well as from software vendors, such as Oracle and Sybase. All of these companies have announced their intentions to enter some or all of our target markets, including, specifically, the broadcast news and special effects sectors of the video and film editing and effects market. In addition, certain developers of shrink-wrapped digital media software products, such as Adobe and Macromedia, either offer or have announced video and audio editing products which may compete with certain of our products.

      The primary competitive factors in all of our market sectors are price/performance, functionality, product quality, reputation, product line breadth, access to distribution channels, customer service and support, brand name awareness, and ease of use.

EMPLOYEES

      The Company employed 1,629 people as of December 31, 2000.

ITEM 2.   PROPERTIES

      The Company's principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In September 2000, we arranged to sublease a portion of this space to an unrelated company. The sublease expires in 2003.

      We also lease facilities in Dublin, Ireland, Boulder, Colorado, Madison, Wisconsin, and Palo Alto and Menlo Park, California for the manufacture and distribution of our products. We currently lease office space in Palo Alto, California housing our Digidesign headquarters, including administrative and research and development activities, and have recently negotiated an 8-year lease for space in Daly City, California to house these activities commencing in the third quarter of 2001.

      Additionally, we lease a facility in Montreal, Canada, which houses certain administrative, research and development, and support operations.

      In September 1995, our United Kingdom subsidiary entered into a 15-year lease in London, England. We vacated this property in 1999 as part of our corporate restructuring actions, and have currently sublet all of this space. We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

      We anticipate that our leased facilities will be adequate for our needs during 2001.

ITEM 3.   LEGAL PROCEEDINGS

      On June 7, 1995, we filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. We are seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed our patent number 5,045,940, entitled "Video/Audio Transmission System and Method." We are also seeking an award of treble damages together with prejudgment interest and costs, our costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

      On March 11, 1996, we were named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by us of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs, and attorneys' fees. We believe that we have meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

      In  March  1999,  we  and   Tektronix,   Inc.  were  sued  by  Glen  Holly
Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of its Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly has raised antitrust and other common law causes of action against us, and seeks lost future profits, treble damages, attorneys' fees, and interest. The case is currently in discovery and trial has been set for June 2001. We view the complaint as without merit and intend to defend ourselves vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

      We receive inquiries from time to time with regard to possible patent infringement claims. These inquiries are generally referred to counsel. If any infringement is determined to exist, we may seek licenses or settlements. In addition, as a normal incidence of the nature of our business, various claims, charges, and litigation have been asserted or commenced against us arising from or related to contractual or employee relations or product performance. We do not believe such claims will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2000.

                         EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER             AGE                  POSITION(S)

David Krall                    40        President and Chief Executive Officer

Paul J. Milbury                52        Vice President and Chief
                                         Financial Officer

David R. Froker                45        Vice President and General
                                         Manager, Digidesign

Joseph Bentivegna              40        Vice President and General Manager,
                                         Avid Media Solutions

Charles L. Smith               40        Vice President of Worldwide Sales,
                                         Marketing & Service

Michael J. Rockwell            34        Vice President and General Manager,
                                         Avid Internet Solutions, Chief
                                         Technology Officer

Carol L. Reid                  53        Vice President and Corporate Controller

Ethan E. Jacks                 47        Vice President of Business Development,
                                         Chief Legal Officer and Corporate
                                         Secretary

--------------------

DAVID KRALL. Mr. Krall is currently the Company's President (appointed in October 1999) and Chief Executive Officer (appointed in April 2000). Previously he served as Avid's Chief Operating Officer from October 1999 to April 2000. Prior to that, Mr. Krall served in various capacities at Digidesign: Chief Operating Officer of Digidesign from July 1998 to October 1999, Vice President of Engineering from June 1996 to July 1998 and Director of Program Management from May 1995 to June 1996.

PAUL J. MILBURY. Mr. Milbury was appointed Vice President and Chief Financial Officer in December 2000. Prior to that time, he was Chief Financial Officer of iBelong.com, Inc. from April 2000 to December 2000, and of JuniorNet Corporation from October 1998 to April 2000. Mr. Milbury also spent 19 years at Digital Equipment Corporation (now Compaq Computer Corporation) where in 1995 he became Vice President and Treasurer.

DAVID R. FROKER. Mr. Froker has been Vice President and General Manager of Digidesign since January 1997. Prior to serving in his present position, Mr. Froker served in various capacities at Digidesign: General Manager from May 1996 to January 1997, Vice President Product Marketing from September 1995 to May 1996, and Vice President, Business Development from May 1994 to September 1995. From November 1987 to July 1993 Mr. Froker held various positions in Product Marketing and Business Strategy for Amdahl, a maker of mainframe computers and storage peripherals.

JOSEPH BENTIVEGNA. In June 2000 Mr. Bentivegna was appointed Vice President and General Manager of Avid Media Solutions. Prior to June 2000 he held several other positions at Avid including Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

CHARLES L. SMITH. Mr. Smith was appointed Vice President of Worldwide Sales and Marketing in November 1999. Prior to serving in his present position, Mr. Smith served in various capacities at Digidesign: Vice President of Sales and Marketing from October 1996 to November 1999, Vice President of International Sales from August 1995 to October 1996, and Managing Director Digidesign UK from May 1993 to August 1995.

MICHAEL J. ROCKWELL. Mr. Rockwell was appointed Vice President and General Manager of Avid Internet Solutions in June 2000, and Chief Technology Officer of Avid in February 2000. Prior to that, Mr. Rockwell had served as Chief Architect for Software Engineering of Digidesign, from January 1997 to November 1999. Prior positions with Digidesign were Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

CAROL L. REID. Ms. Reid joined Avid in November 1998 as Vice President and Corporate Controller. Prior to joining the Company, Ms. Reid spent 20 years at Digital Equipment Corporation (now Compaq Computer Corporation), where she was Vice President of Internal Audit from January 1998 to November 1998 and Assistant Treasurer/Director from October 1994 to January 1998.

ETHAN E. JACKS. Since April 2000, Mr. Jacks has served as Vice President of Business Development and Chief Legal Officer. From April 2000 to December 2000 he also served as Acting Chief Financial Officer. Mr. Jacks joined the Company in March 1999 as Vice President of Business Development and General Counsel. Prior to joining Avid, he was a Vice President and General Counsel for Molten Metal Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner at McDermott, Will & Emery.



There are no family relationships among the named officers.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2000 and 1999.


            2000                High       Low
            ----              -------    -------
        First Quarter         $24.500    $11.438
        Second Quarter        $20.563     $9.375
        Third Quarter         $15.438    $10.063
        Fourth Quarter        $21.000    $13.359



            1999                High       Low
            ----              -------    -------
        First Quarter         $34.250    $17.000
        Second Quarter        $22.000    $12.500
        Third Quarter         $18.938    $12.000
        Fourth Quarter        $15.438    $10.000


      The approximate number of holders of record of our common stock at March 19, 2001, was 572. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

      We have never declared or paid cash dividends on our capital stock and currently intend to retain all available funds for use in the operation of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth our selected condensed consolidated financial data. Included in our financial statements and selected financial data are the results of operations of Softimage, which we acquired on August 3, 1998. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Softimage are included as of the date of acquisition. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                              For the Year Ended December 31,
                                                               --------------------------------------------------------------
                                                                  2000         1999          1998         1997         1996
                                                               --------------------------------------------------------------
Net revenues                                                    $476,090     $452,555     $482,377    $471,338     $429,009
Cost of revenues                                                 234,424      205,877      190,249     221,553      238,808
                                                               ----------   ----------   ----------   ----------   ----------
  Gross profit                                                   241,666      246,678      292,128     249,785      190,201
                                                               ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Research and development                                        82,900       88,932       88,787       73,470       69,405
  Marketing and selling                                          119,469      129,889      125,280      120,394      127,006
  General and administrative                                      27,504       28,147       28,549       25,808       24,203
  Restructuring and other costs                                                14,469       28,373                    28,950
  Amortization of acquisition-related intangible assets           66,872       79,879       34,204
                                                               ----------   ----------   ----------   ----------   ----------
    Total operating expenses                                     296,745      341,316      305,193      219,672      249,564
                                                               ----------   ----------   ----------   ----------   ----------
Operating income (loss)                                          (55,079)     (94,638)     (13,065)      30,113      (59,363)
Other income and expense, net                                      3,730        3,459        8,636        8,125        3,416
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes                                (51,349)     (91,179)      (4,429)      38,238      (55,947)
Provision for (benefit from) income taxes                          5,000       46,369         (796)      11,854      (17,903)
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                                               ($56,349)   ($137,548)     ($3,633)     $26,384     ($38,044)
                                                               ==========   ==========   ==========   ==========   ==========

Net income (loss) per common share - basic                        ($2.28)      ($5.75)      ($0.15)       $1.14       ($1.80)
                                                               ==========   ==========   ==========   ==========   ==========

Net income (loss) per common share - diluted                      ($2.28)      ($5.75)      ($0.15)       $1.08       ($1.80)
                                                               ==========   ==========   ==========   ==========   ==========

Weighted average common shares outstanding - basic                24,683       23,918       23,644       23,065       21,163
                                                               ==========   ==========   ==========   ==========   ==========

Weighted average common shares outstanding - diluted              24,683       23,918       23,644       24,325       21,163
                                                               ==========   ==========   ==========   ==========   ==========



CONSOLIDATED BALANCE SHEET DATA:
In thousands
                                            As of December 31,
                              --------------------------------------------------
                                2000      1999      1998       1997       1996
                              --------------------------------------------------
Working capital               $96,585   $70,344   $118,965   $186,474   $145,320
Total assets                  266,482   312,024    486,715    356,805    300,979
Long-term obligations          13,449    14,220     13,261        403      1,186
Total stockholders' equity    137,850   167,923    290,311    241,794    213,415

SUPPLEMENTAL PRO FORMA INFORMATION:

       The following table presents pro forma operating income (loss), excluding
the   impact  of   restructuring   and   other   costs   and   amortization   of
acquisition-related intangible assets.

In thousands:

                                                     For the Year Ended December 31,
                                          ----------------------------------------------------
                                             2000      1999       1998       1997      1996
                                          ----------------------------------------------------
Pro forma operating income (loss),
excluding restructuring and other costs
and amortization of acquisition-related
intangible assets                          $11,793     ($290)    $49,512    $30,113  ($30,413)
                                          ========   ========   ========   ========   ========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company develops, markets, sells and supports a wide range of software and systems for digital media production, management and distribution. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals.

      In August 1998, we acquired the business of Softimage Inc. ("Softimage"). The acquisition was recorded as a purchase and, accordingly, the results of Softimage are included in our financial statements as of the acquisition date.

      During the fourth quarter of 1999, we announced and implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company. The process included a re-evaluation of our core competencies, technology plan, and business model, and was completed in tandem with the development of our fiscal 2000 operating plan. The restructuring plan resulted in a charge of approximately $9.6 million related to the termination of 209 employees, or 11% of our workforce, and the vacating of certain facilities, as well as the discontinuation of a limited number of products.

RESULTS OF OPERATIONS

      The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:
                                              For the Year Ended December 31,
                                             --------------------------------
                                               2000       1999       1998
                                             --------------------------------
      Net revenues                            100.0%     100.0%     100.0%
      Cost of revenues                         49.2%      45.5%      39.4%
                                             ---------  ---------  ---------
        Gross profit                           50.8%      54.5%      60.6%
                                             ---------  ---------  ---------
      Operating expenses:
        Research and development               17.4%      19.7%      18.4%
        Marketing and selling                  25.1%      28.7%      26.0%
        General and administrative              5.8%       6.2%       5.9%
        Restructuring and other costs                      3.2%       5.9%
        Amortization of  acquisition-related
        intangible assets                      14.0%      17.7%       7.1%
                                             ---------  ---------  ---------
          Total operating expenses             62.3%      75.5%      63.3%
                                             ---------  ---------  ---------
      Operating loss                          (11.5%)    (21.0%)     (2.7%)
      Other income and expense, net             0.8%       0.8%       1.8%
                                             ---------  ---------  ---------
      Loss before income taxes                (10.7%)    (20.2%)     (0.9%)
      Provision  for  (benefit  from) income
      taxes                                     1.1%      10.2%      (0.2%)
                                             ---------  ---------  ---------
      Net loss                                (11.8%)    (30.4%)     (0.7%)
                                             =========  =========  =========

      Excluding amortization of acquisition-related intangible assets and, in 1999 and 1998, restructuring and other costs, pro forma operating income (loss) was 2.5%, (0.1%) and 10.3% of net revenues in 2000, 1999 and 1998, respectively.

Net Revenues

      Our net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. Net revenues increased 5.2% from $452.6 million in 1999 to $476.1 in 2000. Net revenues decreased 6.2% to $452.6 million in 1999 from $482.4 million in 1998.

The increase in net revenues during 2000 was attributable primarily to Digidesign audio products which had a revenue increase of $30.9 million year-over-year. This increase at Digidesign was primarily attributable to the Digi 001 product, which was introduced in late 1999, and distribution of third-party audio-related and Pro Tools compatible products. Other products that contributed to the overall increase were Media Composer upgrades and a full year of sales of Avid Unity MediaNet, introduced in mid 1999, Avid Xpress DV, introduced in early 2000, and Trilligent Cluster, introduced in mid 2000. These increases were offset by reductions in sales of Media Composer systems, local storage, Symphony systems, and service revenues. The decrease in net revenues during 1999 was attributable to several product families, including Media Composer, Avid Xpress, broadcast products, customer service, graphics and effects, and local storage products. These declines were partially offset by increases in sales of Avid Symphony, which was introduced in late 1998, Avid Unity MediaNet, SOFTIMAGE|DS, SOFTIMAGE|3D and Digidesign products. There was also a significant decrease in Macintosh-based unit sales in 1999 which was only partially offset by the introduction of Windows NT-based products.

      During 2000, we began shipping several new products and version updates of existing products, including Avid Xpress DV on IBM IntelliStation for the Windows NT platform, SOFTIMAGE|XSI, Avid Symphony 3.0, Media Composer 10.0, Trilligent Cluster, Avid ePublisher, Avid Unity for News, NewsCutter Effects v2.0, AirSPACE, VideoSPACE and HyperSPACE. During 1999, we introduced two new products, Avid Unity MediaNet 1.0 and Digi 001. Additionally, in 1999, we introduced several version updates of existing products, including Media Composer 9.1 for the Windows NT platform, Media Composer XL 8.1 for the Macintosh platform, Avid Xpress 3.1 for the Windows NT platform, Avid Xpress 3.1 for the Macintosh platform, Avid NewsCutter 1.5, Avid Symphony 2.1, Avid Unity MediaNet 1.1, Softimage DS 3.0, Pro Tools 5.0 and Pro Tools 5.0 LE for the Windows NT platform, SOFTIMAGE|3D 3.8 SP2 and Media Illusion 6.0.

      Net revenues derived through indirect channels were approximately 85% for 2000, compared to 89% of net revenue for 1999 and 77% of net revenue for 1998.

      International sales (sales to customers outside the United States and Canada) accounted for 51.1% of our 2000 net revenues, compared to 51.3% for 1999 and 49.3% for 1998. International sales increased by approximately $11.3 million or 4.9% in 2000 compared to 1999 and decreased by approximately $5.8 million or 2.4% in 1999 compared to 1998. The increase in international sales for 2000 compared to 1999 reflected increases in the Asia Pacific region primarily and, to a lesser extent, Latin America, partially offset by decreases in Europe. The slight decrease in international sales for 1999 compared to 1998 reflected decreases in Europe and Latin America, partially offset by increases in the Asia Pacific region.

Gross Profit

      Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware included in the systems sold by the Company, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, and sales of aftermarket hardware products. Gross margin decreased to 50.8% in 2000 compared to 54.5% in 1999, which had decreased from 60.6% in 1998. The decrease during 2000 reflects the impact of currency fluctuations, primarily a weakening of the euro resulting in lower U.S. dollar equivalent revenue, a shift to lower-margin products and upgrades, price discounts and other sales promotion programs, offset by efficiencies in manufacturing. The decrease during 1999 was primarily due to price reductions in certain product lines, as well as to discounting and promotions offered. In addition, there was a shift in mix to lower margin product families and lower priced models within product families.

Research and Development

      Research and development expenses decreased by $6.0 million, or 6.8%, in 2000 compared to 1999 and increased by $145,000, or 0.2%, in 1999 as compared to 1998. The decrease in expenditures in 2000 was primarily the result of restructuring actions implemented in late 1999. Spending reductions were realized in personnel and occupancy costs which were offset by investments in several new initiatives, including Avid Internet Solutions (AIS, a newly created division offering a turnkey media system optimized to deliver high-bandwith content over the Internet), AvidProNet (APN) and the broadcast business, as well as the Digidesign audio business and lower-end products such as Avid Xpress DV. The increase in expenditures in 1999 was primarily due to a full twelve months of Softimage costs compared to five months of costs in 1998, as well as the creation of a new engineering department to develop Avid Unity MediaNet, partially offset by reductions in other personnel-related expenditures and in discretionary spending. Research and development expenses decreased as a percentage of net revenues to 17.4% in 2000 from 19.7% in 1999 primarily due to our restructuring actions, coupled with an increased revenue base in 2000. Research and development expenses increased as a percentage of net revenues to 19.7% in 1999 from 18.4% in 1998 primarily due to the lower annual revenue in 1999.

Marketing and Selling

      Marketing and selling expenses decreased by $10.4 million, or 8.0%, in 2000 compared to 1999 and increased by $4.6 million, or 3.7%, in 1999 compared to 1998. The decrease in expenditures in 2000 was primarily the result of restructuring actions implemented in late 1999. Spending reductions were realized in personnel, occupancy and marketing related costs. These reductions were slightly offset by investments in several new initiatives, most notably AIS. The increased expenditures in 1999 were primarily due to a full twelve months of Softimage costs compared to five months of costs in 1998, as well as significant increased expenditures in the professional audio business related to new product launches during the year. These increases were partially offset by reductions in personnel-related expenditures in our video and film editing and effects business. Marketing and selling expenses decreased as a percentage of net revenues to 25.1% in 2000 from 28.7% in 1999 primarily due to the aforementioned restructuring actions, coupled with an increased revenue base in 2000. Marketing and selling expenses increased as a percentage of net revenues to 28.7% in 1999 from 26.0% in 1998 primarily due to the lower annual revenue in 1999.

General and Administrative

      General and administrative expenses decreased by $0.6 million, or 2.3%, in 2000 compared to 1999 and decreased by approximately $0.4 million, or 1.4%, in 1999 compared to 1998. The decrease in expenses in 2000 primarily represents reduced personnel related costs related to restructuring actions implemented in late 1999, consulting fees, legal fees and travel. These reductions were partially offset by executive severance benefits, profit sharing expense and retention programs. The decrease in expenses in 1999 was primarily related to personnel related costs, partially offset by a full twelve months of Softimage costs in 1999 compared to five months of costs in 1998. General and administrative expenses decreased as a percentage of net revenues to 5.8% in 2000 from 6.2% in 1999 and from 5.9% in 1998. The percentage decrease in 2000 was related to reduced spending due to the restructuring actions and an increased revenue base; the increase in percentage of net revenues in 1999 was primarily due to lower annual revenues.

Restructuring and Other Costs

      During the fourth quarter of 1999, we incurred and recorded a $9.6 million restructuring charge, a charge of $2.0 million related to the sale of our Italian subsidiary and a charge of $2.9 million related to contractually obligated employment costs for executive officers who resigned from the company. During 1998, we incurred other charges of $28.4 million relating to in-process research and development in connection with the August 1998 acquisition of the business of Softimage.

      In December 1999, we announced and implemented a restructuring plan to strategically refocus the company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability and supporting our new strategic initiatives. The process included a re-evaluation of our core competencies, technology plans and business model, and was completed in tandem with development of our fiscal 2000 operating plan. The major elements of the restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, we recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $0.6 million of non-cash charges relating to the disposition of certain fixed assets that would no longer be used. At the time of the charge, the Company expected that these restructuring actions would result in an expense reduction of approximately $18.0 million on an annualized basis. During 2000, we made cash payments of $4.7 million, of which $4.0 million was related to personnel costs and $0.7 million was facilities related. During 1999, we made cash payments of $2.5 million related to these restructuring activities. The remaining accrual balance at December 31, 2000 was $1.9 million, the majority of which relates to estimated losses on office space in the United Kingdom which we vacated and sublet.

      In December 1999, we entered into an agreement to sell our Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. We incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for our guarantee of the new entity's line of credit with a bank which ended January 31, 2001. The sale of the subsidiary was done to reduce our operating expenses, while maintaining a productive and profitable presence in the Italian marketplace.

      In December 1999, in connection with the resignation of two executive officers, we incurred and recorded a charge of $2.9 million for termination benefits as specified in the employment contracts of the officers. To date, cash payments of approximately $1.6 million have been made and, at December 31, 2000, the related accrual was approximately $1.3 million. This remaining obligation is expected to be paid in 2001.

      In connection with the August 1998 acquisition of the business of Softimage, we allocated $28.4 million to in-process research and development. In-process research and development represents development projects in areas that have not reached technological feasibility and have no alternative future use. Accordingly, $28.4 million was expensed as of the acquisition date and was reflected as a special charge to operations in 1998. The amounts allocated to acquired in-process research and development were based on results of an independent appraisal. The values of in-process research and development were determined using a risk-adjusted, discounted cash flow approach.

      In-process research and development projects identified at the acquisition date included next-generation three-dimensional modeling, animation and rendering software, and new graphic, film and media management capabilities for effects-intensive, on-line finishing applications for editing. A description of each project follows:

o Next Generation Three-Dimensional Modeling, Animation and Rendering Software. The efforts required to develop this project into a commercially viable product principally relate to completion of the animation and real-time playback architecture, completion and integration of architectural software components, validation of the resulting architecture, and finalization of the initial feature set. As of the acquisition date, we had assessed that the overall project was 81% complete and calculated a value of $25.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $5.1 million. We actually incurred approximately $12.9 million on this project through May 2000, at which time the product, SOFTIMAGE|XSI 1.0, was released. Total development costs to complete this project were higher than originally anticipated due to challenges encountered in the development process which caused a significant delay in the release of the product.

o New Graphics, Film and Media Management Capabilities for Effects-Intensive, On-line Finishing. The efforts required to develop this project into a commercially viable product related principally to the rebuilding of the framework architecture, the rewriting of software code of the compositing engine to accommodate significant new features, and the rewriting of software code of the titling component. As of the acquisition date, we had assessed that the overall project was 6% complete and calculated a value of $2.7 million for this in-process research and development. The estimated costs to complete this project as of the acquisition date were $3.8 million. The project was completed in December 1999 at a cost of approximately $7.8 million. Development costs were higher than originally anticipated due to the addition of features and functionality, which expanded the scope of the original project.

      The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present values, and adjusting that result to reflect each project's stage of completion. The expected cash flows of the in-process projects were adjusted to reflect the contribution of completed and core technologies. At the time of acquisition, total revenues from these in-process projects were forecasted to peak in 2002 and then to decline from 2002 to 2004 as new products were expected to be introduced by the Company. These revenue forecasts were based on management's estimate of market size and growth, expected trends in technology, and the expected timing of new product introductions. A discount rate of 21% was used for valuing the in-process research and development. The discount rate was higher than our implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

Amortization of Acquisition-related Intangible Assets

      In connection with the August 1998 acquisition of the business of Softimage, we allocated $127.8 million to goodwill and $88.2 million to intangible assets consisting of completed technologies, workforce, and trade name. Included in the operating results for 2000, 1999 and 1998 is amortization of these intangible assets and goodwill of $66.5 million, $79.9 million, and $34.2 million, respectively. (See Note F to the Consolidated Financial Statements). During 1999, a balance sheet purchase accounting adjustment was recorded which decreased goodwill by approximately $6.9 million. The balance of the intangible assets, including goodwill, was $28.5 million at December 31, 2000. The remaining $28.5 million is expected to be amortized through July 2001.

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

Other Income and Expense, Net

      Other income and expense, net, consists of interest income, interest expense and, in 2000, equity in income of non-consolidated companies. During 2000, other income and expense, net, increased to $3.7 million from $3.5 million in 1999. The increase was primarily related to an increase in income related to non-consolidated companies which was partially offset by an increase in interest expense. Other income and expense, net, of $3.5 million for 1999 decreased approximately $5.2 million from 1998 due to reduced interest income from reduced cash and investment balances during the period.

Provision for (Benefit from) Income Taxes

      Our effective tax rate was 10%, 51%, and (18%), respectively, for 2000, 1999, and 1998. The tax rate for 2000 includes an addition to the valuation allowance against all U.S.-related deferred tax assets and the establishment of a valuation allowance against a majority of the foreign deferred tax assets. Based on the level of deferred tax assets as of December 31, 2000 and the level of historical U.S. and foreign taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a valuation allowance. Excluding the impact of the valuation allowance, our effective tax rate would have been (37%) for 2000. This differs from the Federal statutory rate of (35%) due primarily to state taxes, the U.S. Federal Research Tax Credit and our foreign subsidiaries, which are taxed at different rates.

      The tax rate for 1999 includes the impact of establishing a full valuation allowance against U.S.-related deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate would have been (41%) for 1999. This differs from the Federal statutory rate of (35%) due primarily to state taxes and the U.S. Federal Research Tax Credit.

      The tax rate for 1998 includes a benefit of $8.2 million related to the pre-tax charge of $28.4 for in-process technology associated with our acquisition of Softimage. At that time, a portion of the charge was not deductible for U.S. Federal tax purposes. Excluding the charge and related tax benefit, our effective tax rate would have been 31% for 1998. The 1998 effective tax rate excluding the charge and related tax benefit of 31% is different from the Federal statutory rate of 35% due primarily to our foreign subsidiaries, which were taxed in the aggregate at a lower rate, and the U.S. Federal Research Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 2000, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $83.2 million.

      With respect to cash flow, net cash provided by operating activities was $12.1 million in 2000 compared to $7.6 million in 1999 and $68.2 million in 1998. During 2000, cash generated from operating activities reflects net income after adjustment for depreciation and amortization and provision for doubtful accounts, offset by cash uses attributable primarily to an increase in accounts receivable and inventories. During 1999, net cash provided by operating activities primarily reflects net income after adjustment for depreciation and amortization and changes in deferred taxes, as well as decreases in accounts receivable. This was offset by reductions in income taxes payable and accrued expenses. During 1998, net cash provided by operating activities primarily reflects net income after adjustment for depreciation and amortization and the charge for in-process research and development in connection with the acquisition of Softimage.

      We purchased $7.4 million of property and equipment during 2000, compared to $22.6 million and $14.1 million in 1999 and 1998, respectively. Purchases in 2000 were primarily of equipment to support research and development activities. Purchases in 1999 were primarily of hardware and software for our information systems and equipment to support research and development activities. During 2000, we also made a cash investment of $2.1 million in Rocket Network, Inc. and purchased the assets of two companies, Pluto and TMF, for a total of approximately $2.0 million in cash and $0.3 million of guaranteed bonuses to be paid in 2001. We also utilized cash of $78.4 million in our acquisition of Softimage in 1998. Additionally, we made a payment of $8.0 million in 1999 against a note issued to Microsoft Corporation in connection with the acquisition of Softimage. The remaining principal balance of the note of approximately $12.9 million is due and payable in June 2003. (See Note F to the Notes to Consolidated Financial Statements). In connection with the acquisitions of Pluto and TMF, we may be required to make certain contingent cash payments limited in the aggregate to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from these companies through December 2004.

      During 2000, we generated cash of approximately $10.1 million, net of common stock repurchases, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan. During 1999, we used approximately $16.0 million for financing activities reflecting the acquisition of $19.7 million of treasury stock, which was offset by the issuance of common stock related to the exercise of stock options and the employee stock purchase plan. During 1998, we used approximately $51.5 million for financing activities reflecting primarily treasury stock purchases net of stock option exercise proceeds.

      During 1998, we announced that our board of directors had authorized the repurchase of up to 3.5 million shares of our common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. We have used, and plan to continue to use, any repurchased shares for reissuance under our employee stock plans. During 1998, we repurchased approximately 2.0 million additional shares of common stock at a cost of $61.8 million. During 1999, we repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million. As of December 31, 2000, there were approximately 232,000 shares remaining authorized for repurchase. These shares were repurchased in the open market in the first quarter of 2001 at a cost of $4.1 million.

      We believe existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet our cash requirements. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

EUROPEAN MONETARY UNION

      On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries agreed to adopt the euro as their common legal currency. However, the legacy currencies remain legal tender in the participating countries until January 1, 2002. During this transition period, public and private parties may elect to pay or charge for goods and services using either the euro or the participating country's legacy currency.

      We began conducting certain business transactions in the euro on January 1, 1999, and changed our functional currency for the effected countries to the euro on January 1, 2000. The conversion to the euro has not had and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of our European businesses.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2000 and 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after January 1, 2001, and its adoption is not expected to have a material impact on our financial position or results of operations.

      In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for our fiscal year ending December 31, 2001. We do not expect the application of SFAS 140 to have a material impact on our financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Some of the statements in this Form 10-K relating to our future performance, constitute forward-looking statements. Such forward-looking statements are based upon management's current expectations and involve known and unknown risks. Realization of any of these risks may cause actual results to differ materially from the results described in the forward-looking statements. Certain of these risks are as follows:

Our future success will depend in part upon our ability to enhance our existing products in the digital editing market.

     Our core digital video and film editing market predominantly uses Avid products, particularly Media Composer, which represents a significant portion of our revenues, and future growth in this market could be limited. Our future growth will depend upon our ability to introduce new features and functionality for Media Composer, improve upon its price/performance, respond to competitive offerings, and adapt to new industry requirements and standards. Any delay or failure to further develop Media Composer or to introduce other new products in this market, could harm our business and reduce our operating results.

Broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base in this market.

      We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Unity for News products, launched in December 2000, and with the server, newsroom, and browser products obtained in the recent Pluto and iNews acquisitions. As a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves and developing a strong, loyal customer base. Our competitors, such as Associated Press, Sony, Panasonic, and Grass Valley, may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing a share of the market, our business and revenues could be adversely affected.

Competition in the 3D animation market has increased dramatically since our acquisition of Softimage.

      The animation market has changed significantly from the time when we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3D market (i.e., feature films and other intensive graphics applications), it now faces new challenges to its products and services. Competitors' products, including Alias/Wavefront's Maya, Discreet's 3D Studio Max, and NewTech's Lightwave, have reduced Softimage's market share. In addition, new product offerings from all of the market players in recent years have contributed to downward price pressure, which has resulted in increasing compression of margins. To the extent that these factors continue or worsen, our business may suffer.

We have a significant share of the professional audio market and therefore growth in this market could be limited.

      Currently, our Digidesign division maintains a significant portion of the professional audio market. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products is a complex and uncertain process, and we may experience design, manufacturing, marketing, and other difficulties that delay or prevent our development, introduction or marketing of new products or enhancements.

We are expanding our product line, and our future revenues depend on their success.

      We are expanding our product line beyond our core video editing market to address the digital media production needs of the broadcast news market, including cable and Internet news, on-line film and video finishing market, and the emerging market for multimedia production tools, including the Internet and corporate markets. We have limited experience in serving these markets, and there can be no assurance that we will be able to develop such products successfully. To be successful, we will need to introduce new products, gain customer acceptance, and establish appropriate distribution and support channels. Any unexpected delays or additional costs that we incur in achieving these goals could harm our business and reduce our operating results.

Our future growth depends in part on the widespread adoption of the Internet by the digital media market.

      Our plans for future growth in the Internet market, including the Avid Production Network and Trilligent product lines, as well as the Internet news market, depend on increased use of the Internet for the creation, use, manipulation, and distribution of media content from corporate markets to high-end post-production. Such uses of the Internet are currently at an early stage of development, and the future evolution of the Internet market is not clear. Our success in this emerging Internet market will depend on the rate at which the market develops and on our ability to establish our market presence. If the commercial use of the Internet fails to grow as anticipated or if we are unable to capture a significant market share, our business and results of operations could suffer.

Our products are complex and delays or difficulties in introducing new products could harm our business.

      Our future success will depend in part on our ability to offer products that compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation, price, and training. Delays or difficulties in product development and introduction may harm our business. Our products are internally complex and, despite extensive testing and quality control, may contain errors or defects. Such errors or defects could cause us to issue corrective releases and could result in loss of revenues, increased product returns, lack of market acceptance, and damage to our reputation.

      New product announcements by our competitors and by us could have the effect of reducing customer demand for our existing products. Some of our new products constitute upgrades of existing products. In the past, we have offered discounts on the price of such upgrades to existing customers, which, where appropriate, have been based upon the return of circuit boards and system keys. To the extent that such circuit boards and system keys are not returned, it can decrease the revenue generated by such new products. New product introductions require us to devote time and resources to training our sales channels in product features and target customers, with the temporary result that the sales channels have less time to devote to selling our products.

Qualifying and supporting our products on both Windows and MacIntosh Platforms, as well as other computer systems, is time consuming and expensive.

      Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Windows NT and MacIntosh. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms change or that we need to qualify and support new platforms, we may be required to expend valuable engineering resources and thereby reduce our profit margins.

Our operating results are dependent on several unpredictable factors.

      Our gross profit margin on our products depends on many factors. Such factors include:

o     mix of products sold;
o     cost and the proportion of third-party hardware included in such products;
o     product distribution channels;
o     timing of new product introductions;
o     product offers and platform upgrades;
o     price discounts and sales promotion programs;
o     volume of sales of aftermarket hardware products;
o     costs of swapping or fixing products released to the market with defects;
o     provisions for inventory obsolescence;
o allocations of manufacturing overhead and customer support costs to cost of goods;
o     sales of third-party computer hardware to distributors;
o     competitive pressure on product prices; and
o     currency fluctuations.

      Negative changes to any of these factors could reduce our gross profit margin.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

      Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be lower than we had anticipated.

The markets for our products are competitive, and we expect competition to intensify in the future.

      The digital video, audio and animation markets are competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Our key competitors are identified above under "Competition" in Item 1. Many of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which we could not operate profitably. Further, such competitors may be able to develop products comparable or superior to ours, or adapt more quickly to new technologies or evolving customer requirements. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

We depend on a number of sole source suppliers.

      We are dependent on a number of specific suppliers for certain key components of our products. These components include:

o     video compression chips manufactured by C-Cube Microsystems;
o a small computer systems interface ("SCSI") accelerator board from ATTO Technology;
o     a 3-D digital video effects board from Pinnacle Systems;
o application specific integrated circuits ("ASICS") from Chip Express and LSI Logic;
o     digital signal processing integrated circuits from Motorola;
o     a fibre channeln adapter  card  from JNI;
o     a fibre channel storage array from the Clariion division of EMC;
o     a PCI expansion chassis from SBS Technologies, Inc.;
o     a fixed programmable gate array from Quicklogic;
o digital to analog and analog to digital converter integrated circuits from Cirrus Logic;
o a peripheral component interconnect bridge integrated circuits from Intel Corp.; and
o     analog switches and op amps from Analog Devices.

      We purchase these sole source components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source components and have no guaranteed supply arrangements. If any of these sole source vendors failed to supply or enhance such components, it could imperil our supply of these components. Similarly, if any such vendor encountered technical, operating or financial difficulties, it might threaten our supply of these components. While we believe that alternative sources of supply for sole source components could be developed, or our products redesigned to permit the use of alternative components, an interruption in our sources of supply could damage our business and negatively affect our operating results.

If we fail to maintain strong relationships with our resellers, distributors, and component suppliers, our ability to successfully deploy our products may be harmed.

      We sell many of our products and services indirectly through resellers and distributors. These resellers and distributors typically purchase software and "kits" from us and other turnkey components from other vendors in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our gross profit margin.

If we become dependent on third-party hardware for our products, our operating results could be harmed.

      Our gross profit margin varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. From time to time, we add functionality and features to our products. If we effect such additions through the use of more, or more costly, third-party hardware, and do not increase the price of such products to offset these increased costs, then our gross profit margin on these products could decrease.

Our future growth could be harmed if we lost the services of our key personnel.

      Our success depends upon the services of a number of key current employees. The loss of the services of one or more of these key employees could harm our business. Our success also depends upon our ability to attract highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. If we are unable to compete successfully for such employees, our business could suffer.

Our AvidProNet.com website could subject us to legal claims that could harm our business.

      We have launched the Avid Production Network site (AvidProNet.com) to provide interactive information and services to new media and post-production professionals. Our plans for AvidProNet.com include content-hosting, remote reviewing, and stock footage availability. Because materials may be posted on and/or downloaded from the AvidProNet.com website and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories of liability based on the nature, content, publication and distribution of such materials. In addition, although we have attempted to limit our exposure by contract, we may also be subject to claims for indemnification by end users in the event that the security of the AvidProNet.com website is compromised. As the website is available on a worldwide basis, the website could potentially be subject to a wide variety of international laws.

Regulations could be enacted that restrict our Internet initiatives and result in slowing our future growth.

      As a result of the increasing use and popularity of the Internet, federal, state, and local authorities may adopt new laws and regulations governing the Internet. These laws and regulations may cover issues such as privacy, distribution, and content. The enactment of any additional laws or regulations could impede the growth of the Internet, harm our Internet initiatives, and place additional financial burdens on our business.

We could incur substantial costs protecting our intellectual property or defending against a claim of infringement.

      Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, and trademark laws, trade secret, confidentiality procedures, and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary technology, unauthorized persons, from time to time, have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and may be inadequate to protect us fully.

      We occasionally receive communications suggesting that our products may infringe the intellectual property rights of others. It is our practice to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, we may be unable to do so on commercially reasonable terms. If we are unable to protect our proprietary technology or unable to negotiate licenses for the use of others' intellectual property, our business would be impaired.

      We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Item 3 - "Legal Proceedings" above.

If we acquire other companies or businesses, we will be subject to risks that could hurt our business.

      We periodically acquire businesses, form strategic alliances, or make debt or equity investments. The risks associated with such acquisitions, alliances, and investments include, among others, the difficulty of assimilating the operations and personnel of the target companies, the failure to realize anticipated return on investment, cost savings and synergies, and the diversion of management's time and attention. Such acquisitions, alliances, and investments often involve significant transaction-related costs and cause short-term disruption to normal operations. If we are unable to overcome or counter these risks, it could undermine our business and lower our operating results.

Our operating results could be harmed by currency fluctuations.

      A significant portion of our business is conducted in currencies other than the U.S. dollar. Accordingly, changes in the value of major foreign currencies relative to the value of the U.S. dollar could lower future revenues and operating results.

Strikes by Actors or Writers could harm our revenues.

      As reported in the press, the guilds and unions that represent actors and writers in the film and television industries periodically threaten to strike. If such a strike were to occur, it could slow down or even stop production at major film and television studios. If such a strike were to last for a significant amount of time, the demand for our products could be reduced and our revenues could decline.

Our stock price may continue to be volatile.

      The market price of our common stock has been volatile in the recent past and could fluctuate substantially in the future based upon a number of factors, some of which are beyond our control. These factors include:

o     changes in our quarterly operating results;
o shortfalls in revenues or earnings compared to securities analysts' expectations;
o     changes in analysts' recommendations or projections;
o     fluctuations in investors' perceptions of us or our competitors;
o     shifts in the markets for our products;
o     development and marketing of products by our competitors; and
o changes in our relationships with suppliers, distributors, resellers, system integrators, or customers.

      Further, the stock market has witnessed unusual volatility with respect to the price of equity securities of high technology companies generally, and this volatility has, at times, appeared to be unrelated to any of the factors above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

      Our primary exposures to market risk are the effect of volatility in currencies on asset and liability positions of our international subsidiaries that are denominated in foreign currencies and the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities.

Foreign Currency Exchange Risk

      We derive greater than 50% of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end user customers. This circumstance exposes us to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. We enter into foreign currency forward-exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting gains and losses on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

      At December 31, 2000, we had $34.5 million of forward-exchange contracts outstanding, denominated in various European and Asian currencies and the
Canadian and Australian dollar, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. Net losses of $0.9 million resulting from forward-exchange contracts were included in the results of operations in 2000, which more than offset net gains on the related asset and liabilities of $0.1 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

      At December 31, 2000, we held $41.1 million in cash equivalents and marketable securities, including short-term government and government agency obligations. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants................................     30

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998...............................     31

Consolidated Balance Sheets as of December 31, 2000 and 1999.....     32

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2000, 1999 and 1998.........................     33

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998...............................     34

Notes to Consolidated Financial Statements.......................     35


Consolidated Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998 included in Item 14(d):

Schedule II - Supplemental Valuation and Qualifying Accounts          F-1


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
January 31, 2001

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                              For the Year Ended December 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------

Net revenues                                 $476,090     $452,555     $482,377
Cost of revenues                              234,424      205,877      190,249
                                            ----------   ----------   ----------
   Gross profit                               241,666      246,678      292,128
                                            ----------   ----------   ----------

Operating expenses:
  Research and development                     82,900       88,932       88,787
  Marketing and selling                       119,469      129,889      125,280
  General and administrative                   27,504       28,147       28,549
  Restructuring and other costs                             14,469       28,373
  Amortization of acquisition-related
    intangible assets                          66,872       79,879       34,204
                                            ----------   ----------   ----------
    Total operating expenses                  296,745      341,316      305,193
                                            ----------   ----------   ----------

Operating loss                                (55,079)     (94,638)     (13,065)

Interest income                                 3,634        4,304        8,815
Interest expense                               (1,275)        (686)        (350)
Other income (expense), net                     1,371         (159)         171
                                            ----------   ----------   ----------
Loss before income taxes                      (51,349)     (91,179)      (4,429)

Provision for (benefit from) income taxes       5,000       46,369         (796)
                                            ----------   ----------   ----------

Net loss                                     ($56,349)   ($137,548)     ($3,633)
                                            ==========   ==========   ==========

Net loss per common share - basic and
diluted                                        ($2.28)      ($5.75)      ($0.15)
                                            ==========   ==========   ==========

Weighted average common shares outstanding
  - basic and diluted                          24,683       23,918       23,644
                                            ==========   ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
                                                           December 31,
                                                   -----------------------------
                                                         2000            1999
                                                   -------------   -------------

ASSETS
Current assets:
  Cash and cash equivalents                            $64,875         $46,072
  Marketable securities                                 18,331          26,733
  Accounts receivable, net of allowances of
   $11,384 and $8,954 at December 31, 2000
   and 1999, respectively                               90,047          76,172
  Inventories                                           21,102          14,969
  Deferred tax assets                                    1,014           2,114
  Prepaid expenses                                       6,102           5,584
  Other current assets                                   4,634           4,795
                                                   -------------   -------------
    Total current assets                               206,105         176,439

  Property and equipment, net                           26,136          32,748
  Acquisition-related intangible assets                 30,316          95,073
  Other assets                                           3,925           7,764
                                                   -------------   -------------
   Total assets                                       $266,482        $312,024
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $28,775         $23,998
  Accrued compensation and benefits                     21,072          16,955
  Accrued expenses                                      22,851          36,022
  Income taxes payable                                  12,039           5,073
  Other current liabilities                                304           3,789
  Deferred revenues                                     24,479          20,258
                                                   -------------   -------------
   Total current liabilities                           109,520         106,095
                                                   -------------   -------------

Long-term debt and other liabilities, less current
 portion                                                13,449          14,220

Purchase consideration                                   5,663          23,786

Commitments and contingencies (Note I)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.01 par value, 50,000 shares
    authorized; 26,591 and 26,591 shares issued
    and 25,667 and 23,890 shares outstanding
    at December 31, 2000 and 1999, respectively            266             266
  Additional paid-in capital                           359,103         366,569
 Accumulated deficit                                  (197,779)       (128,083)
 Treasury stock, at cost, 924 and 2,701 shares at
    December 31, 2000 and 1999, respectively           (15,622)        (66,489)
  Deferred compensation                                 (4,752)         (1,853)
  Accumulated other comprehensive loss                  (3,366)         (2,487)
                                                   -------------   -------------
    Total stockholders' equity                         137,850         167,923
                                                   -------------   -------------
    Total liabilities and stockholders' equity        $266,482        $312,024
                                                   =============   =============





The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                  Accumulated
                                                                                                                    Other
                                                                                  Retained                          Compre-  Total
                                            Shares of          Common  Additional Earnings                         hensive  Stock-
                                          Common Stock          Stock   Paid-in (Accumulated Treasury   Deferred    Income holders'
                                      Issued      In Treasury  Issued   Capital   Deficit)    Stock   Compensation  (Loss)  Equity
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1997           24,157     (957)         $242   $252,307   $27,286  ($27,548)  ($8,034)  ($2,459) $241,794

Purchase of treasury stock                       (1,953)                                     (61,822)                      (61,822)
Stock issued pursuant to employee
 stock plans and related tax benefits               742                    3,094    (9,315)   21,346                        15,125
Issuance of common stock in
  connection with acquisition            2,435                     24     65,463                                            65,487
Issuance of warrants to purchase
  common stock in connection
  with acquisition                                                        26,196                                            26,196
Conversion of purchase consideration                                       2,544                                             2,544
Restricted stock grants canceled
  and compensation expense                  (1)     (29)           (1)      (315)                        4,261               3,945
Comprehensive loss:
  Net loss                                                                          (3,633)                                 (3,633)
   Net unrealized losses on
    marketable securities                                                                                              5         5
   Translation adjustment                                                                                            670       670
                                                                                                                            -------
  Other comprehensive income                                                                                                   675
                                                                                                                            -------
Comprehensive loss                                                                                                          (2,958)
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1998           26,591   (2,197)          265    349,289    14,338   (68,024)   (3,773)   (1,784)  290,311

Purchase of treasury stock                       (1,183)                                     (19,718)                      (19,718)
Stock issued pursuant to employee
 stock plans                                        659                  (11,931)   (4,873)   21,253                         4,449
Issuance of restricted stock                         50             1        586                          (587)
Conversion of purchase consideration                                      29,212                                            29,212
Restricted stock grants canceled
  and compensation expense                          (30)                    (587)                        2,507               1,920
Comprehensive loss:
  Net loss                                                                        (137,548)                               (137,548)
   Net unrealized losses on
    marketable securities                                                                                            (32)      (32)
   Translation adjustment                                                                                           (671)     (671)
                                                                                                                            -------
  Other comprehensive income                                                                                                  (703)
                                                                                                                            -------
Comprehensive loss                                                                                                        (138,251)
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 1999           26,591   (2,701)          266    366,569  (128,083)  (66,489)   (1,853)   (2,487)  167,923

Purchase of treasury stock                          (35)                                        (460)                         (460)
Stock issued pursuant to employee
 stock plans                                      1,503                  (22,095)   (9,530)   42,153                        10,528
Issuance of restricted stock                        378                     (715)   (3,817)    9,174    (4,638)                  4
Options issued at below fair market
 value                                                                     1,338                        (1,338)
Conversion of purchase consideration                                      14,884                                            14,884
Restricted stock grants canceled
  and compensation expense                          (69)                    (878)                        3,077               2,199
Comprehensive loss:
  Net loss                                                                         (56,349)                                (56,349)
   Net unrealized losses on
    marketable securities                                                                                          1,738     1,738
   Translation adjustment                                                                                         (2,617)   (2,617)
                                                                                                                            -------
  Other comprehensive income                                                                                                  (879)
                                                                                                                            -------
Comprehensive loss                                                                                                         (57,228)
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 2000           26,591     (924)         $266   $359,103 ($197,779) ($15,622)  ($4,752)  ($3,366) $137,850
                                     ==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          For the Year Ended December 31,
                                                        -----------------------------------
                                                           2000        1999        1998
                                                        ---------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              ($56,349)   ($137,548)     ($3,633)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                          84,264      103,223       55,928
   Provision for doubtful accounts                         6,170        3,971        2,018
   Compensation from stock grants and options              2,199        1,920        3,945
   Changes in deferred tax assets and liabilities             14       52,965       (4,412)
   (Gain) loss on disposal of equipment                                   850         (133)
   Equity in income of non-consolidated companies         (1,020)
   Charge for acquired in-process research and
    development, net of tax benefit                                                 20,155
   Provision for restructuring charge, non-cash
    portion                                                               541
   Tax benefit of stock option exercises                                             3,829
   Changes in operating assets and liabilities,
    net of effects of acquisitions:
      Accounts receivable                                (23,677)       9,074       (2,801)
      Inventories                                         (5,712)      (4,252)      (2,769)
      Prepaid expenses and other current assets            1,179         (813)      (2,126)
      Accounts payable                                     5,016         (245)         814
      Income taxes payable                                 7,052      (13,608)       2,404
      Accrued expenses, compensation and benefits         (8,981)      (8,054)         716
      Deferred revenues                                    1,955         (431)      (5,700)
-------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES              12,110        7,593       68,235
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (7,401)     (22,588)     (14,118)
  Payments for other long-term assets                       (380)      (3,005)      (1,815)
  Proceeds from disposal of assets                                      1,325        1,309
  Investments in non-consolidated companies               (2,100)
  Payments for acquisitions, net of cash acquired         (1,990)                  (78,416)
  Payments on note issued in connection with
   acquisition                                                         (8,000)
  Purchases of marketable securities                     (31,861)     (38,927)    (166,580)
  Proceeds from sales of marketable securities            42,001       61,084      196,317
-------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                  (1,731)     (10,111)     (63,303)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                             (712)        (610)
  Purchase of common stock for treasury                     (460)     (19,718)     (61,822)
  Proceeds from issuance of common stock                  10,532        4,449       10,901
-------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    10,072      (15,981)     (51,531)
-------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash
equivalents                                               (1,648)       1,667        1,195
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      18,803      (16,832)     (45,404)
Cash and cash equivalents at beginning of year            46,072       62,904      108,308
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $64,875      $46,072      $62,904
===========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                               AVID TECHNOLOGY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for digital media production, management and distribution. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals.

As described in Note F, in August 1998, the Company acquired the common stock of Softimage Inc. ("Softimage") and certain assets related to the business of Softimage for total consideration of $247.9 million. Softimage is a developer of three-dimensional ("3D") animation, video production, two-dimensional ("2D") cel animation and compositing software solutions and technologies. The acquisition was recorded as a purchase and, accordingly, the results of operations of Softimage have been included in the Company's financial statements as of the acquisition date.

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

Translation of Foreign Currencies

The functional currency of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch and Avid Technology Sales Ltd. in Ireland, whose functional currencies are the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

The Company enters into foreign currency forward-exchange contracts, which typically mature within one month, to hedge the exposure to foreign currency fluctuations of expected intercompany and third-party receivables and payables as well as foreign-currency cash balances. Gains and losses realized from the forward contracts upon maturity are recorded in results of operations, offsetting transaction gains and losses on the related assets and liabilities. Prior to contract maturity, the Company records on the balance sheet at each reporting period the fair value of its forward-exchange contracts and records any fair value adjustments in results of operations, due to the immateriality of the adjustments that result from the short period that the contracts are then outstanding. The cash flows related to the gains and losses of foreign currency forward-exchange contracts are classified in the statements of cash flows as part of the cash flows from operations.

The market risk exposure from forward contracts is assessed in light of the underlying currency exposures and is mitigated by the short term of the Company's contracts. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions. Forward contracts are revalued monthly by comparing contract rates to month-end exchange rates. (See Note O).

Cash and Cash Equivalents

Cash  equivalents   consist   primarily  of  government  and  government  agency
obligations. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of government and government agency obligations and corporate equity securities. The Company has classified its marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity.

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

Acquisition-related Intangible Assets

Acquisition-related intangible assets result from the Company's acquisitions of Softimage, TMF and Pluto Technologies, which were accounted for under the purchase method, and consist of the values of identifiable intangible assets including completed technology, work force and trade name, as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two to four years. Goodwill is amortized on a straight-line basis over three years. The Company periodically evaluates the existence of intangible asset impairments. Recoverability of these assets is assessed at each reporting period based on undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

Purchase Consideration

In conjunction with the acquisition of Softimage (see Note F), the Company issued stock options to retained employees. As agreed with the seller, the value of the note payable to the seller will be increased by $39.71 for each share underlying options that become forfeited by employees. At the date of acquisition, the Company recorded these options as purchase consideration on the balance sheet at a value of $68.2 million. As these options become vested, additional paid-in capital is increased or, alternatively, as the options are forfeited, the note payable to the seller is increased, with purchase consideration being reduced by a corresponding amount in either case.

Revenue Recognition

The Company recognizes revenue from sales of software or products including proprietary software upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," are met. The Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is rarely performed by the Company. The Company recognizes revenue from maintenance contracts ratably and from training or other related services as the services are performed. Revenue from services was immaterial in relation to product revenue for all periods presented.

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

Included in accounts receivable allowances are sales allowances provided for expected returns, rebates and credits and an allowance for bad debts. Actual returns have not differed materially from management's estimates and have not been significant. The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes.

During the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that shipping and handling costs associated with amounts billed to customers be included in revenues and cost of revenues and not offset against each other. Upon adoption of EITF 00-10, shipping and handling costs should be retroactively reclassified for all periods presented in the statement of operations. Due to the immateriality of shipping and handling costs in all reported periods, the Company has not reclassified these amounts within the consolidated statement of operations for any period prior to adoption.

Research and Development Costs

Research and development costs are expensed as incurred except for costs of internally developed or externally purchased software that qualify for capitalization. Capitalized costs are amortized upon general release using the straight-line method over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of business and economic factors.

The  Company  follows  the  guidance  of EITF 00-02 to account  for its web site
development   costs.   To  date,  web  site   development   costs  eligible  for
capitalization have not been material.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the Diluted EPS calculation when the effect of their inclusion would be dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock shares, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stocks granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123.

Recent Accounting Pronouncements

In June 2000 and 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning on January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the Company's fiscal year ending December 31, 2001. The Company does not expect the application of SFAS 140 to have a material impact on the Company's financial position or results of operations.

C.    MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                      Gross
                                                                    Unrealized         Fair
                                                      Cost        Gains (Losses)       Value
                                                 --------------   --------------   --------------
               2000
Government and government agency obligations           $16,605              $13          $16,618
Corporate common stock                                                    1,713            1,713
                                                 --------------   --------------   --------------
                                                       $16,605           $1,726          $18,331
                                                 ==============   ==============   ==============

               1999
Federal, state and municipal obligations               $26,747             ($14)         $26,733
                                                 ==============   ==============   ==============


For the years ended December 31, 2000, 1999 and 1998, realized gains and losses from the sale of each type of security were immaterial. All federal, state and municipal obligations held at December 31, 2000 and 1999 mature within one year. Gross realized gains and losses are calculated on a specific identification basis.

Corporate common stock at December 31, 2000 consists of common stock of a U.S. public company received in June 2000 in exchange for the Company's minority ownership interest in Avid Sports LLC. No gain or loss was recorded upon that transaction.

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                           December 31,
                                     --------------------------
                                       2000             1999
                                     ---------        ---------
     Raw materials                    $14,082           $9,896
     Work in process                    2,353            1,946
     Finished goods                     4,667            3,127
                                     ---------        ---------
                                      $21,102          $14,969
                                     =========        =========


E.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                          December 31,
                                                    Depreciable       ---------------------
                                                       Life            2000         1999
                                                  -------------       --------     --------
Computer and video equipment and software           2 to 5 years      $87,478      $92,467
Office equipment                                    3 years             5,856        5,335
Furniture and fixtures                              3 years             8,786        9,176
Leasehold improvements                              3 to 10 years      16,600       16,950
                                                                      --------     --------
                                                                      118,720      123,928
Less accumulated depreciation and amortization                         92,584       91,180
                                                                      --------     --------
                                                                      $26,136      $32,748
                                                                      ========     ========


F.    ACQUISITIONS AND INVESTMENTS

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Softimage and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):

        Working capital, net                         $2,448
        Property and equipment                        3,958
        Completed technologies                       76,205
        In-process research and development          28,373
        Work force                                    7,790
        Trade name                                    4,252
        Deferred tax liability                       (2,945)
        Goodwill                                    127,779
                                                 ------------
                                                   $247,860
                                                 ============

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

In 1999, the Company recorded reductions of $6.9 million to the goodwill and the deferred tax liability recorded upon the acquisition, due to a change in the tax treatment of certain acquired intangible assets.

Accumulated amortization associated with identifiable intangible assets was approximately $80.8 million and $54.0 million at December 31, 2000 and 1999, respectively. The accumulated amortization associated with goodwill was approximately $97.8 million and $58.1 million at December 31, 2000 and 1999, respectively.

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

Purchase consideration at time of acquisition                   $68,177
Forfeited options increasing value of the Note                   (5,172)
Vested options increasing additional paid-in capital             (2,544)
                                                               ---------
Purchase consideration at December 31, 1998                      60,461

Forfeited options increasing value of the Note                   (7,463)
Vested options increasing additional paid-in capital            (29,212)
                                                               ---------
Purchase consideration at December 31, 1999                      23,786

Forfeited options increasing value of the Note                   (3,239)
Vested options increasing additional paid-in capital            (14,884)
                                                               ---------
Purchase consideration at December 31, 2000                      $5,663
                                                               =========

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


                                                    Pro Forma Unaudited
                                        (in thousands, except per share amounts)

                                             For the Year Ended December 31,
                                        ----------------------------------------
                                                           1998
                                                      ----------------
Net revenue                                                  $505,382
                                                      ================
Net income (loss)                                            ($22,329)
                                                      ================
Net income (loss) per common share -  basic                    ($0.89)
                                                      ================
Net income (loss) per common share -  diluted                  ($0.89)
                                                      ================
Weighted average common shares outstanding - basic             25,071
                                                      ================
Weighted average common sharesoutstanding - diluted            25,071
                                                      ================

iNews, LLC.

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, Grass Valley Group, Inc. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. During the fourth quarter of 1999, AvStar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The pro rata share of earnings of the joint venture recorded by the Company during 2000 and 1999 was approximately $0.9 million and $0, respectively. Since September 2000, AvStar has been doing business as iNews, LLC.

In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition will be accounted for under the purchase method of accounting. Thereafter, the operating results of iNews will be fully consolidated by the Company.

The Motion Factory and Pluto Technologies

During the second and third quarters of 2000, the Company acquired selected assets and liabilities of two companies, The Motion Factory, Inc. ("TMF") and Pluto Technologies International Inc. ("Pluto"), for cash payments totaling approximately $2.0 million and guaranteed future bonus payments of $0.3 million. TMF specializes in applications for the creation, delivery and playback of interactive, rich 3-D media for character-driven games and the web. Pluto is a provider of video storage and networking solutions for broadcast news, post-production and other bandwith-intensive markets. The business combinations were accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates, and the results of operations of TMF and Pluto have been included in the Company's financial statements thereafter. The purchase prices, aggregating $2.3 million, were allocated to net tangible assets of $0.1 million, completed technologies of $1.2 million and acquired workforce of $1.0 million. These identifiable intangible assets are being amortized on a straight-line basis through 2004, resulting in accumulated amortization of $0.3 million at December 31, 2000. As part of the purchase agreements, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from TMF and Pluto through December 2004. There were no contingent payments owed or paid as of December 31, 2000. Any contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible asset or goodwill. The Company's pro forma statements of operations prior to the acquisitions would not differ materially from reported results.

Rocket Network

During the first quarter of 2000, the Company acquired for $2.1 million a non-controlling interest in the unregistered capital stock of Rocket Network, Inc., a provider of Internet recording studios which allows audio professionals to meet and collaborate on the Internet. This investment was accounted for under the cost method. Additionally, in connection with a technology development services agreement with Rocket Network, the Company received warrants to acquire additional shares, of which 50% were exercisable at date of grant and 50% are exercisable upon the achievement of certain joint development milestones. The warrants were deemed by Avid to have an immaterial value as of date of grant and as of December 31, 2000, and were not recorded. If the warrants are exercised, the Company's ownership interest in Rocket Network will be less than twenty percent.

G.    INCOME TAXES

Loss before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):
                                               2000       1999        1998
                                            ---------   ---------   ---------
   Profit (loss) before income taxes:
     United States                          ($54,810)  ($106,930)  ($27,497)
     Foreign                                   3,461      15,751     23,068
                                            ---------   ----------  ---------
     Total loss before income taxes         ($51,349)   ($91,179)   ($4,429)
                                            =========   ==========  =========

   Provisions for (benefit from) income taxes:
     Current tax expense:
      Federal                                            ($6,183)    $7,770
      Foreign                                 $4,912       2,817      4,665
      State                                      148          55        155
                                            ---------   ----------  ---------
     Total current tax expense (benefit)       5,060      (3,311)    12,590

     Deferred tax (benefit) expense:
      Federal                                             42,822    (13,878)
      Foreign                                    (60)      2,211      2,401
      State                                                4,647     (1,909)
                                            ---------   ----------  ---------
     Total deferred tax (benefit) expense        (60)     49,680    (13,386)
                                            ---------   ----------  ---------
     Total income tax  provision (benefit)    $5,000     $46,369      ($796)
                                            =========   ==========  =========

Net cash payments or (refunds) for income taxes in 2000, 1999 and 1998 were approximately ($1.3) million, $6.4 million and $6.6 million, respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $33.4 million at December 31, 2000.

Net deferred tax assets are comprised of the following (in thousands):

                                                                December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
 Allowances for accounts receivable                         $2,054       $1,947
 Difference in accounting for:
    Revenue                                                  3,844        4,836
    Costs and expenses                                      11,710       12,713
    Inventories                                              2,139        1,820
    Intangible assets                                       62,180       43,770
 Foreign related items                                       1,721          552
 Tax credit and net operating loss carryforwards            34,239       26,965
 Other                                                      (1,486)      (1,414)
                                                         ----------   ----------
 Net deferred tax assets before valuation allowance        116,401       91,189
 Valuation allowance                                      (115,962)     (90,637)
                                                         ----------   ----------
 Net deferred tax assets after valuation allowance            $439         $552
                                                         ==========   ==========

Deferred tax assets reflect the net tax effects of the tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income.

For U.S. Federal income tax purposes at December 31, 2000, the Company has tax credit carryforwards of approximately $15.3 million, which will expire between 2004 and 2020, and net operating loss carryforward of approximately $49.9 million, which will expire between 2012 and 2020. Based on the level of the deferred tax assets as of December 31, 2000 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance. Accordingly, a valuation allowance of approximately $113.2 million has been established through the provision for income taxes against the U.S.-related deferred tax assets. In the event that the related tax benefit is realized, such benefit will reduce future provision for income taxes. In addition, a valuation allowance of $1.5 million has been established for U.S. tax return carryforwards resulting from stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

For foreign income tax purposes at December 31, 2000, the Company has a net operating loss carryforward of approximately $9.1 million, which can be carryforward indefinitely. Due to the similar uncertainty regarding the realization of this asset, the Company has established through the provision for income taxes a valuation allowance of approximately $1.3 million which relates to this entire carryforward amount and a portion of other foreign deferred tax assets.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                   2000       1999        1998
                                                 ---------  ---------  ---------
 Statutory rate                                     (35%)       (35%)       35%
 Nondeductible acquisition costs                                            12
 Tax credits                                          (4)         (3)       (8)
 Foreign operations                                    5                    (8)
 State taxes, net of federal benefit                  (3)         (3)       (2)
 Foreign sales corporation                                                  (2)
 Other                                                                       4
                                                 ---------  ---------  ---------

 Effective tax rate before special charge and
  valuation allowance                                (37)        (41)       31

 Rate difference due to charge for in-process
  research and development                                                 (49)
 Change in valuation allowance                        47          99
 Reduction in required tax liabilities                            (7)
                                                 ---------  ---------  ---------
 Effective tax rate                                   10%        51%      (18%)
                                                 =========  =========  =========

For the year ended December 31, 1998, the effective tax rate before special charge is based on a profit before tax amount that excludes the $28.4 million charge for in-process research and development, of which $6.7 million was not deductible for tax purposes. The Company's actual effective tax rate of (18%) for the year reflects a tax benefit equal to 29% of this one-time charge.

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. There was no Irish tax benefit in 2000 and 1999 due to a loss recorded for the Irish manufacturing operations. The favorable Irish tax rate resulted in tax benefits of approximately $1.5 million in 1998. The 1998 basic and diluted per share tax benefit was $0.06.

H.    LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following (in thousands):

                                                          December 31,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------

  Subordinated note                                  $12,874        $9,635

  Long-term deferred compensation (see Note L)                       3,023
  Long-term deferred tax liabilities (see Note G)        575         1,562
                                                     --------      --------
                                                     $13,449       $14,220
                                                     ========      ========

Subordinated Note

In connection with the acquisition of Softimage (see Note F), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per year, payable quarterly. Through December 31, 2000, the Note has been increased by approximately $15.9 million for forfeited Avid stock options. During 1999, the Company made a principal payment of $8.0 million. The Company also made cash interest payments of $1.1 million, $0.6 million and $0.1 million during 2000, 1999 and 1998, respectively.

Bank Overdraft Facilities

Two of the Company's international subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of Irish punt 150,000 and German mark 400,000. No borrowings were outstanding under these facilities as of December 31, 2000 or 1999.

I.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 2000 are as follows (in thousands):


               2001                     $14,632
               2002                      14,033
               2003                      11,822
               2004                      11,036
               2005                      10,674
               Thereafter                40,239
                                        --------
               Total                    $102,436
                                        ========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $15.3 million. Such amounts are not reflected in the schedule of minimum lease payments above.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company's lease for the Dublin, Ireland facility has a termination option in April 2002, which if elected requires the Company to pay certain penalties of approximately $338,000. The Company also has other various leases which include termination options that if exercised would result in penalties totaling $160,000. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases was approximately $11.2 million, $12.3 million and $12.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Purchase Commitments

As of December 31, 2000, the Company has entered into non-cancelable purchase commitments for certain components used in its normal operations. The purchase commitments covered by these agreements are generally for one year and aggregate approximately $5.8 million.

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

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including distributors. Under the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2000, 1999 and 1998, the third party's uncollected balance of lease receivables with recourse was approximately $92.9 million, $98.2 million and $86.1 million, respectively; at those same dates, Avid's maximum recourse totaled approximately $23.2 million, $22.7 million and $22.3 million, respectively. The Company records revenue from these transactions upon the shipment of products and maintains a reserve for estimated losses under this recourse lease program based on historic default rates. To date, the Company has not experienced significant losses under this financing lease program.

The Company also has an arrangement whereby it receives cash from the transfer of certain receivables to a third party. The Company is liable to the third party for any amounts not paid by the customer. The Company records a liability for the amount received, and such liability and the related receivables are relieved upon payment by the customer to the third party. As of December 31, 2000 and 1999, a liability of $0.3 million and $3.6 million, respectively, was recorded for receivables transferred which had not been paid as of those dates.

Contingencies

On June 7, 1995, the Company filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile) pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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

In March 1999, the Company and Tektronix, Inc., were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly has raised antitrust and other common law causes of action against the Company, and seeks lost future profits, treble damages, attorneys' fees, and interest. The case is currently in discovery and trial has been set for June 2001. The Company views the complaint as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

J.    CAPITAL STOCK

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

Common Stock

In 2000, 1999 and 1997, the Company granted shares of restricted common stock to certain employees under Company stock option and award plans. The grants totaled 260,000 shares, 50,000 shares, and 347,200 shares, respectively. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The shares under the 1997 award vest (and restrictions lapse) annually in 20% increments, and accelerated vesting may occur if certain stock price performance goals established by the Board of Directors are met. On May 1, 1998, an additional 20% of the restricted stock became vested due to the attainment of specific stock performance goals. The shares under the 1999 and 2000 awards vest 40% on the first anniversary and 60% on the second anniversary of the awards. The Company initially recorded in 1997, 1999 and 2000, as a separate component of stockholders' equity, deferred compensation of approximately $9.1 million, $0.6 million, and $3.2 million, respectively, with respect to this restricted stock. During 2000, the Company also completed a Stock Option Exchange Program whereby employees could request that certain outstanding stock options be exchanged for shares of restricted common stock according to specified exchange ratios. The Company granted 118,115 shares of restricted common stock in exchange for stock options to purchase 431,836 shares of common stock with exercise prices ranging from $9.44 to $45.25. The new awards vest (and restrictions lapse) annually over three years from date of grant. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $1.4 million with respect to this restricted stock. The deferred compensation amounts for all restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2000, 1999, and 1998, approximately $2.2 million, $1.4 million, and $3.2 million, respectively, was recorded as compensation expense under all of these plans.

During 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases have been and will be made in the open market or in privately negotiated transactions. The Company has used and plans to continue to use any repurchased shares for its employee stock plans. During 1998, the Company repurchased approximately 2.0 million shares of common stock at a cost of $61.8 million. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million. As of December 31, 2000, there were approximately 232,000 shares remaining authorized for repurchase. These remaining shares were repurchased in the open market during the first quarter of 2001 at a cost of $4.1 million.

Warrants

In connection with the acquisition of Softimage Inc. (see Note F), the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrants became exercisable on August 3, 2000, at a price of $47.65 per share, and expire on August 3, 2008.

K.     STOCK PLANS

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended through February 23, 2000, authorizes the issuance of a maximum of 1,200,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2000, a maximum of 13,670,000 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 3,364,838 remain available for future grants. Included in the total shares authorized are 816,021 shares issued as restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                                    2000                        1999                      1998
                                         -------------------------   -------------------------   -------------------------
                                                        Wtd. Avg.                   Wtd. Avg.                   Wtd. Avg.
                                                          Price                       Price                       Price
                                            Shares      Per Share       Shares      Per Share       Shares      Per Share
                                         -----------   -----------   -----------   -----------   -----------   -----------

Options outstanding at January 1,         8,253,557       $15.95      7,401,490       $16.63      3,573,527       $16.09

Granted, at fair value                    2,743,191       $14.09      2,551,790       $14.64      3,208,674       $26.19
Granted, below fair value                   145,000        $7.54                                  1,820,817       $ 0.01
Exercised                                (1,312,985)       $6.31       (481,003)      $12.53       (650,420)      $13.74
Canceled                                 (2,772,530)      $20.48     (1,218,720)      $18.34       (551,108)      $16.52
                                         -----------                 -----------                 -----------

Options outstanding at December 31,       7,056,233       $15.01      8,253,557       $15.95      7,401,490       $16.63
                                         ===========                 ===========                 ===========

Options exercisable at December 31,       3,445,350       $15.74      3,388,955       $16.80      1,658,724       $15.94
                                         ===========                 ===========                 ===========

Options available for future grant at
  December 31,                            3,364,838                   1,529,362                   1,660,022
                                         ===========                 ===========                 ===========

The following table summarizes information about stock options outstanding at December 31, 2000:

                       Options Outstanding                                 Options Exercisable
----------------------------------------------------------------------   -----------------------
                                       Weighted-
                                        Average
    Range of           Number         Remaining       Weighted-Average      Number      Weighted-Average
Exercise Prices      Outstanding   Contractual Life    Exercise Price     Exercisable    Exercise Price
------------------   -----------   ----------------   ----------------    -----------   ----------------
 $0.01 to $11.19        973,893              7.26              $5.39         629,147             $5.49

$11.31 to $11.50      1,690,157              8.98             $11.39         800,296            $11.38
$11.56 to $14.50      1,435,485              9.01             $13.43         256,791            $13.33
$14.75 to $19.63      1,467,551              7.24             $16.98         827,665            $17.52
$19.75 to $45.25      1,489,147              7.44             $24.98         931,451            $25.48
                     -----------                                          -----------

 $0.01 to $45.25      7,056,233              8.06             $15.01       3,445,350            $15.74
                     ===========                                          ===========


Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                          2000                       1999                      1998
                 -----------------------   ------------------------   -----------------------
                                Loss                       Loss                      Loss
                  Net Loss    per share     Net Loss     per share     Net Loss    per share
                 ----------   ----------   -----------   ----------   ----------   ----------
  As Reported     ($56,349)      ($2.28)    ($137,548)      ($5.75)     ($3,633)      ($0.15)
                 ==========   ==========   ===========   ==========   ==========   ==========


   Pro Forma      ($68,372)      ($2.77)    ($154,898)      ($6.48)    ($13,598)      ($0.58)
                 ==========   ==========   ===========   ==========   ==========   ==========


During 1998, the Company issued stock options to purchase approximately 1.8 million shares of common stock with a nominal exercise price in connection with the acquisition of Softimage (see Note F). As a result of this nominal exercise price, the Company excluded the effects of the options issued from the calculation of pro forma net loss for SFAS No. 123 disclosures of compensation expense. The Softimage purchase price included the excess of the fair value of the Company's stock on the grant date over the exercise prices.

Under SFAS 123,  the fair value of each option grant is estimated on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions and results:



                                        Stock Options              Stock Purchase Plan
                                  -------------------------     -------------------------
                                   2000      1999     1998       2000      1999     1998
                                  -------------------------     -------------------------
Expected dividend yield            0.0%      0.0%     0.0%        0.0%     0.0%     0.0%
Risk-free interest  rate           6.0%      6.0%     5.2%        6.0%     6.0%     5.2%
Expected volatility               74.0%     61.8%    61.8%       74.0%    61.8%    61.8%
Expected-life (in months)         15        15       17          6         6        6
Weighted-average fair value
 of options granted               $7.35     $5.61    $13.29     $4.63     $5.91    $10.38


L.    EMPLOYEE BENEFIT AND PROFIT SHARING PLANS

Employee Benefit Plans

The Company has an employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. In 1998, the Company contributed 33% of up to the first 6% of an employee's salary contributed to the plan by the employee. Effective January 1, 1999, the Company's contribution was increased to 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $1.6 million, $2.2 million and $1.3 million in 2000, 1999 and 1998, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of approximately $1.5 million, $1.3 million and $1.0 million in 2000, 1999 and 1998, respectively.

Profit Sharing and Executive Compensation Plans

The Company has profit sharing plans that cover substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The plans provide that the Company contribute a varying percentage of salary based on the Company's achievement of performance goals set by management and the Board of Directors for each fiscal year.

1998 Nonqualified Deferred Compensation Plan

In December 1997, the Board of Directors approved the 1998 Nonqualified Deferred Compensation Plan (the "1998 Deferred Plan"). The 1998 Deferred Plan, effective January 1, 1998, covers selected senior management and highly compensated employees, as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are made upon the earlier of the election of the employee or termination of employment with the Company. The benefit payable under the 1998 Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.5 million and $3.0 million as of December 31, 2000 and 1999, respectively, and were recorded in other current assets and accrued compensation and benefits at December 31, 2000.

M.    RESTRUCTURING AND OTHER COSTS

In the fourth quarter of 1999, the Company announced and implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues with the goal of restoring long-term profitability to the Company. The major elements of the restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, the Company recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $600,000 of non-cash charges relating to the disposition of certain fixed assets. All employees had been informed of their termination and related benefits by December 31, 1999.

The following table sets forth the activity in the restructuring accrual in 1999 and 2000 (in thousands):

                                        Employee   Facilities   Fixed
                                        Related     Related     Assets   Total
                                       -----------------------------------------
Restructuring charge in 1999             $6,623      $2,443     $541     $9,607
Cash payments made in 1999               (2,202)       (289)             (2,491)
                                       -----------------------------------------
Accrual balance at December 31, 1999      4,421       2,154      541      7,116

Cash payments made in 2000               (3,987)       (761)             (4,748)
Non-cash disposals                                              (515)      (515)
Revisions of estimated liabilities          (35)         61      (26)         -
                                       -----------------------------------------
Accrual balance at December 31, 2000       $399      $1,454       $0     $1,853
                                       =========================================

The Company expects that the majority of the remaining $0.4 million employee-related accrual balance will be expended over the next 6 months and will be funded from working capital. The facilities-related accrual represents estimated losses on subleases of space vacated as part of the restructuring action. The lease extends through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank which ended January 31, 2001.

In 1999, in connection with the resignation of two executive officers, the Company incurred and recorded a charge of $2.9 million for the termination benefits as specified in the employment contracts of the officers. During 2000 and 1999, cash payments of approximately $1.4 million and $0.2 million were made and, at December 31, 2000, the related accrual was $1.3 million.

As described in Note F, in connection with the 1998 acquisition of Softimage, the Company recorded a charge of approximately $28.4 million in 1998 for the acquired in-process research and development. The related tax benefit of $8.2 million was reflected in the 1998 tax provision (benefit).

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, further excluding the effects of nonrecurring charges and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated among segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. The segments are reported net of eliminations resulting from intersegment sales and transfers. The Company does not report segment assets as part of the assessment of segment performance, as such, segment asset information is not available.

The following is a summary of the Company's operations by reportable segment (in thousands):

                                           For the Year Ended December 31,
                                          ---------------------------------
                                            2000        1999        1998
                                          ---------   ---------   ---------
    Video and Film Editing and Effects:
          Net revenues                    $353,647    $361,012    $412,374
                                          =========   =========   =========
          Depreciation                     $16,219     $20,017     $20,290
                                          =========   =========   =========
          Operating income (loss)         ($11,671)   ($20,061)    $37,818
                                          =========   =========   =========
    Professional Audio:
          Net revenues                    $122,443     $91,543     $70,003
                                          =========   =========   =========
          Depreciation                      $1,174      $1,005      $1,373
                                          =========   =========   =========
          Operating income (loss)          $23,464     $19,771     $11,694
                                          =========   =========   =========

    Combined Segments:
          Net revenues                    $476,090    $452,555    $482,377
                                          =========   =========   =========
          Depreciation                     $17,393     $21,022     $21,663
                                          =========   =========   =========
          Operating income (loss)          $11,793       ($290)    $49,512
                                          =========   =========   =========

The following table reconciles income (loss) for reportable segments to total consolidated amounts for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                             2000       1999       1998
                                                           ---------  ---------  ---------
  Total operating income (loss) for reportable segments     $11,793      ($290)   $49,512
  Unallocated amounts:
    Restructuring and other costs                                      (14,469)   (28,373)
    Amortization of acquisition-related intangible assets   (66,872)   (79,879)   (34,204)
                                                           ---------  ---------  ---------
  Consolidated operating loss                              ($55,079)  ($94,638)  ($13,065)
                                                           =========  =========  =========

The 2000 unallocated amount represents the amortization of acquired intangible assets, including goodwill, as described in Note F. The 1999 unallocated amounts represent the charges for the 1999 restructuring actions, the loss on the sale of the Company's Italian subsidiary and other personnel related severance costs as well as the amortization of acquired intangible assets, including goodwill, as described in Notes F and M. The 1998 unallocated amounts represent the charge for in-process research and development and the amortization of acquired intangible assets, including goodwill, associated with the acquisition of Softimage as described in Note F.

The following table summarizes the Company's revenues and long-lived assets, excluding intangible assets and deferred tax assets, by country (in thousands):

                                            For the Year Ended December 31,
                                            -------------------------------
                                              2000       1999       1998
                                            ---------  ---------  ---------
     Revenues
       North America (U.S. and Canada)      $232,664   $220,405   $244,476
       Germany                                38,347     46,454     43,825
       United Kingdom                         39,981     38,420     47,511
       Other foreign countries               165,098    147,276    146,565
                                            ---------  ---------  ---------
     Total revenues                         $476,090   $452,555   $482,377
                                            =========  =========  =========

                                                     December 31,
                                            -------------------------------
                                              2000       1999       1998
                                            ---------  ---------  ---------
      Long-lived assets
       North America (U.S. and Canada)       $28,026    $37,714    $35,309
       United Kingdom                            773      1,248      1,867
       Other foreign countries                 1,262      1,550      2,370
                                            ---------  ---------  ---------
     Total long-lived assets                 $30,061    $40,512    $39,546
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

Forward-Exchange Contracts

As of December 31, 2000 and 1999, the Company had approximately $34.5 million and $31.7 million, respectively, of foreign currency forward-exchange contracts outstanding, denominated in various European, Asian and Canadian currencies, as a hedge against its intercompany and third-party receivables and payables exposures. The following table summarizes the Company's net currency positions and approximate U.S. dollar equivalents (in thousands) at December 31, 2000; the Company is in a sell position with respect to the euro, Canadian dollar and Japanese yen, and in a buy position with respect to the British pound and the Australian dollar:

                                                             Approximate
                                   Local Currency            U.S. Dollar
                                       Amount                Equivalent
                                  ------------------      ------------------
             euro                      20,000                  $18,664
             Canadian dollar            3,000                    1,984
             Japanese yen             190,000                    1,673
             British pound              7,000                   10,498
             Australian dollar          3,000                    1,669
                                                               --------
                                                               $34,488
                                                               ========

The forward-exchange contracts generally have maturities of one month. Net realized and unrealized gains (losses) of approximately ($0.9) million, $3.0 million and ($1.1) million resulting from forward-exchange contracts were included in results of operations for the years ended December 31, 2000, 1999 and 1998, respectively.

P.    NET LOSS PER COMMON SHARE

Diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 excludes the effect of options and warrants to purchase 1,415,966, 2,031,990 and 2,534,833 weighted shares of common stock outstanding as of the respective year-ends. Inclusion of these options and warrants would be anti-dilutive for each of reported periods.

Q.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the Softimage, TMF and Pluto acquisitions.

                                           Year Ended            Year Ended
                                        December 31, 2000     December 31, 1998
                                        -----------------    ------------------
  Fair value of:
     Assets acquired and goodwill                $2,802             $257,233
     Liabilities assumed                           (812)             (13,374)
     Debt, common stock, stock options
       and warrant issued                                           (164,859)
                                        -----------------    ------------------
  Cash paid                                       1,990               79,000
  Less: cash acquired                                 -                 (584)
                                        -----------------    ------------------
  Net cash paid for acquisition                  $1,990              $78,416
                                        =================    ==================

R.    QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                            Quarters Ended
                                      ----------------------------------------------------------------------------------
                                                      2000                                        1999
                                      ---------------------------------------  -----------------------------------------
                                      Dec. 31   Sept. 30   June 30   Mar. 31    Dec. 31    Sept. 30   June 30   Mar. 31
                                      ---------------------------------------  -----------------------------------------
Net revenues                          $126,144  $121,292  $119,959  $108,696    $111,640   $113,279  $116,353  $111,283
Cost of revenues                        62,929    60,303    57,934    53,258      55,872     55,310    50,275    44,420
                                      ---------------------------------------  -----------------------------------------
 Gross profit                           63,215    60,989    62,025    55,438      55,768     57,969    66,078    66,863
                                      ---------------------------------------  -----------------------------------------
Operating expenses:
 Research & development                 21,740    20,890    20,825    19,445      21,417     20,623    22,644    24,248
 Marketing & selling                    29,560    29,989    31,382    28,539      30,237     33,564    33,525    32,563
 General & administrative                6,421     6,070     8,101     6,912       7,538      6,598     7,270     6,741
 Restructuring and other costs                                                    14,469
 Amortization of acquisition-related
  intangible assets                     12,418    14,862    19,792    19,800      19,792     19,789    19,787    20,511
                                      ---------------------------------------  -----------------------------------------
  Total operating expenses              70,139    71,811    80,100    74,696      93,453     80,574    83,226    84,063
                                      ---------------------------------------  -----------------------------------------
Operating loss                          (6,924)  (10,822)  (18,075)  (19,258)    (37,685)   (22,605)  (17,148)  (17,200)
Other income, net                          604       849     1,233     1,044         857        739     1,263       600
                                      ---------------------------------------  -----------------------------------------
Loss before income taxes                (6,320)   (9,973)  (16,842)  (18,214)    (36,828)   (21,866)  (15,885)  (16,600)

Provision for (benefit from)
 income taxes                            1,250     1,250     1,250     1,250      68,110     (8,746)   (7,849)   (5,146)
                                      ---------------------------------------  -----------------------------------------

Net loss                               ($7,570) ($11,223) ($18,092) ($19,464)  ($104,938)  ($13,120)  ($8,036) ($11,454)
                                      =======================================  =========================================
Net loss per
 share - basic and diluted              ($0.30)   ($0.45)   ($0.74)   ($0.81)     ($4.42)    ($0.56)   ($0.34)   ($0.47)
                                      =======================================  =========================================
Weighted average common
 shares outstanding - basic
 and diluted                            25,018    24,794    24,578    24,065      23,731     23,614    23,946    24,391
                                      =======================================  =========================================

High common stock price                $21.000   $15.438   $20.563   $24.500     $15.438    $18.938   $22.000   $34.250
Low common stock price                 $13.359   $10.063    $9.375   $11.438     $10.000    $12.000   $12.500   $17.000

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

None

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2001 (the "2001 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2001 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  2001 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.      FINANCIAL STATEMENTS

The   following  consolidated  financial  statements  are  included in Item 8:

 -  Report of Independent  Accountants
 - Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998
 -  Consolidated  Balance  Sheets  as of  December  31,  2000  and  1999
 -  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998
 - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
 -  Notes to Consolidated Financial Statements

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

 #10.18 1989 Stock Option Plan(incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

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

 #10.21 1993 Executive Compensation Agreement incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

 #10.22 1993 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993, File No. 33-64130).

 #10.23 1994 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995, File No. 33-98692).

 #10.24 Digidesign, Inc. 1991 Stock Option Plan(incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995, File No. 0-21174).

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

 #10.44 1999 Stock Option Plan(incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on January 6, 2000, 1999, File No. 33-94167).

 *21        Subsidiaries of the Registrant.

 *23.1      Consent of PricewaterhouseCoopers LLP.


------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

(b)   REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 2000, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By: /s/ David Krall       By: /s/ Paul J. Milbury        By: /s/ Carol L. Reid
    ----------------      -------------------------      ----------------------
    David Krall           Paul J. Milbury                Carol L. Reid
    President and         Chief Financial Officer        Vice President and
    Chief Executive       (Principal Financial Officer)  Corporate Controller
    Officer                                              (Principal Accounting
    (Principal                                           Officer)
    Executive Officer)


Date: March 26, 2001      Date:  March 26, 2001          Date:  March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      NAME                           TITLE                           DATE
      ----                           -----                           ----

 /s/ Charles T. Brumback           Director                    March  23, 2001
 -------------------------
 Charles T. Brumback

 /s/ Peter C. Gotcher              Director                    March  23, 2001
 -------------------------
 Peter C. Gotcher

 /s/ Robert M. Halperin            Director                    March  23, 2001
 -------------------------
 Robert M. Halperin

 /s/ Nancy Hawthorne               Director                    March  26, 2001
 -------------------------
 Nancy Hawthorne

 /s/ Roger J. Heinen, Jr.          Director                    March  23, 2001
 -------------------------
 Roger J. Heinen, Jr.

 /s/ William J. Warner             Director                    March  26, 2001
 -------------------------
 William J. Warner

                               AVID TECHNOLOGY, INC.

                            ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED DECEMBER 31, 2000

                                    ITEM 14(d)

                           FINANCIAL STATEMENT SCHEDULE

                               AVID TECHNOLOGY, INC.

           SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 2000, 1999 and 1998

                                  (in thousands)

                                                                     Additions
                                                            ---------------------------
      Description                             Balance at     Charged to     Charged to                    Balance at
                                             beginning of     costs and       other                         end of
                                                period        expenses       accounts      Deductions       period
-------------------------                    ------------   ------------   ------------   ------------   ------------
Allowance for doubtful accounts

       December 31, 2000                          $7,397         $4,350                    ($1,941) (a)      $9,806

       December 31, 1999                           5,868          3,230         1,220       (2,921) (a)       7,397

       December 31, 1998                           7,098          2,104          (117)      (3,217) (a)       5,868


Sales returns and allowances

       December 31, 2000                          $1,557                       $6,465 (b)  ($6,444) (c)      $1,578

       December 31, 1999                           1,303                        2,414 (b)   (2,160) (c)       1,557

       December 31, 1998                             430                        2,433 (b)   (1,560) (c)       1,303



Allowance for transactions with recourse

       December 31, 2000                          $3,923         $1,744        $2,079 (b)  ($2,720) (c)      $5,026

       December 31, 1999                           3,449            747         1,368 (b)   (1,641) (c)       3,923

       December 31, 1998                           2,237          1,440           322 (b)     (550) (c)       3,449



Deferred tax asset valuation allowance

       December 31, 2000                         $90,637        $24,177        $1,148                      $115,962

       December 31, 1999                                         90,244           393                        90,637


(a) Amount represents write-offs, net of recoveries.
(b) Provisions for sales returns, volume rebates, and a portion of the provision for transactions with recourse are charged directly against revenue.
(c) Amount represents volume rebates, promotions and credits for warranty.

                                Index to Exhibits




Exhibit No.                          Description
--------------------------------------------------------------------------------

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

#10.18 1989 Stock Option Plan(incorporated by reference to the Registrant's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993, File No. 33-57796).

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

*21         Subsidiaries of the Registrant.

*23.1       Consent of PricewaterhouseCoopers LLP.

------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 14 (a) 3.

             SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 2000
             ------------------------------------------------------


                   AVID INTERNET MEDIA GROUP, INC. (Delaware)

                   AVID TECHNOLOGY WORLDWIDE, INC. (Delaware)

             AVID TECHNOLOGY SECURITIES CORPORATION (Massachusetts)

                     AVID TECHNOLOGY FSC LIMITED (Barbados)

                    AVID TECHNOLOGY EUROPE LIMITED (England)

                      AVID TECHNOLOGY IBERIA LTD (England)

                        AVID TECHNOLOGY S.A.R.L. (France)

                       AVID TECHNOLOGY G.m.b.H. (Germany)

                     AVID TECHNOLOGY SALES LIMITED (Ireland)

                         DIGIDESIGN ITALY S.R.L. (Italy)

                   AVID TECHNOLOGY HOLDING B.V. (Netherlands)

                AVID TECHNOLOGY INTERNATIONAL B.V. (Netherlands)

                             AVID JAPAN K.K. (Japan)

                 AVID TECHNOLOGY (S.E. ASIA) PTE LTD (Singapore)

                 AVID TECHNOLOGY (AUSTRALIA) PTY LTD (Australia)

                       AVID NORTH ASIA LIMITED (Hong Kong)

                             SOFTIMAGE CO. (Canada)

                                                                    Exhibit 23.1

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 and Form S-8 of Avid Technology, Inc. of our report dated January 31, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
March 23, 2001