Form 10-Q
period 2001-03-31
AVID TECHNOLOGY INC
filed 2001-05-15
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    May 15, 2001





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q
                  -----------------------------

Ladies and Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

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

                  For the Quarterly period ended March 31, 2001


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 9, 2001 was 25,811,988.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2001

                                TABLE OF CONTENTS


                                                                          Page


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 2001 and 2000 ...................1

   b) Consolidated Balance Sheets as of
      March 31, 2001 (unaudited) and December 31, 2000......................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 2001 and 2000 ...................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)......4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........23

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................................24

Signatures..................................................................25

EXHIBIT INDEX...............................................................26

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2001         2000
                                                         -----------   ----------
                                                        (unaudited)    (unaudited)
Net revenues                                              $118,133      $108,696
Cost of revenues                                            56,513        53,258
                                                         -----------   ----------
 Gross profit                                               61,620        55,438
                                                         -----------   ----------

Operating expenses:
 Research and development                                   23,273        19,445
 Marketing and selling                                      29,746        28,539
 General and administrative                                  6,967         6,912
 Restructuring and other costs, net                            364            -
 Amortization of acquisition-related intangible assets      12,420        19,800
                                                         -----------   ----------
  Total operating expenses                                  72,770        74,696
                                                         -----------   ----------

Operating loss                                             (11,150)      (19,258)

Other income (expense), net                                  1,496         1,044
                                                         -----------   ----------
Loss before income taxes                                    (9,654)      (18,214)

Provision for income taxes                                     800         1,250
                                                         -----------   ----------

Net loss                                                  ($10,454)     ($19,464)
                                                         ===========   ==========

Net loss per common share - basic and diluted               ($0.41)       ($0.81)
                                                         ===========   ==========

Weighted average common shares outstanding - basic and
diluted                                                     25,348        24,065
                                                         ===========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                   March 31,       December 31,
                                                     2001              2000
                                                  ------------     -------------
                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                            $47,874           $64,875
 Marketable securities                                 17,181            18,331
 Accounts receivable, net of allowances of
  $11,595 and $11,384 at March 31, 2001 and
  December 31, 2000, respectively                      91,143            90,047
 Inventories                                           24,446            21,102
 Deferred tax assets                                      913             1,014
 Prepaid expenses                                       8,867             6,102
 Other current assets                                   4,014             4,634
                                                  ------------     -------------
  Total current assets                                194,438           206,105

Property and equipment, net                            27,059            26,136
Acquisition-related intangible assets                  21,912            30,316
Other assets                                            2,708             3,925
                                                  ------------     -------------
  Total assets                                       $246,117          $266,482
                                                  ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $24,686           $28,775
 Accrued compensation and benefits                     15,035            21,072
 Accrued expenses                                      21,339            22,851
 Income taxes payable                                  10,722            12,039
 Other current liabilities                              1,148               304
 Deferred revenues                                     29,418            24,479
                                                  ------------     -------------
  Total current liabilities                           102,348           109,520

Long-term debt and other liabilities,
 less current portion                                  13,595            13,449

Purchase consideration                                  2,689             5,663

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock
 Common stock                                             266               266
 Additional paid-in capital                           359,964           359,103
 Accumulated deficit                                 (208,667)         (197,779)
 Treasury stock                                       (15,437)          (15,622)
 Deferred compensation                                 (3,334)           (4,752)
 Accumulated other comprehensive loss                  (5,307)           (3,366)
                                                  ------------     -------------
  Total stockholders' equity                          127,485           137,850
                                                  ------------     -------------
  Total liabilities and stockholders' equity         $246,117          $266,482
                                                  ============     =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                                2001            2000
                                                             -----------     -----------
                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     ($10,454)       ($19,464)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                 16,315          24,303
  Provision for doubtful accounts                                  132           1,793
  Compensation from stock grants and options                       926             683
  Equity in income of non-consolidated companies                (1,084)           (616)
  Changes in operating assets and liabilities,
    net of effects of acquisitions:
   Accounts receivable                                           9,049          (7,803)
   Inventories                                                  (3,275)            796
   Prepaid expenses and other current assets                    (2,060)         (6,894)
   Accounts payable                                             (5,103)         (3,608)
   Income taxes payable                                         (1,162)          3,530
   Accrued expenses, compensation and benefits                 (10,591)         (8,793)
   Deferred revenues                                                90           3,689
-----------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                          (7,217)        (12,384)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (2,686)         (1,690)
 Payments for other long-term assets                               (40)            801
 Investments in non-consolidated companies                                      (2,100)
 Cash paid to acquire business, net of cash acquired            (5,439)
 Purchases of marketable securities                             (8,632)         (4,481)
 Proceeds from sales of marketable securities                   10,044          21,100
-----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (6,753)         13,630
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                          (4,155)           (149)
 Proceeds from issuance of common stock                          2,440           5,008
-----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,715)          4,859
-----------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents   (1,316)           (207)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (17,001)          5,898
Cash and cash equivalents at beginning of period                64,875          46,072
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $47,874         $51,970
-----------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2000 on Form 10-K, which included all information and footnotes necessary for such presentation.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, the recoverability of intangible assets including goodwill, and income tax valuation allowances. Actual results could differ from those estimates.

2.    NET LOSS PER COMMON SHARE

Diluted net loss per share for the three-month periods ended March 31, 2001 and 2000 excluded stock options and warrants to purchase 5,335,171 and 6,696,998 weighted shares of common stock outstanding, respectively. Inclusion of these options and warrants would be anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                 March 31,       December 31,
                                   2001              2000
                               --------------    --------------
Raw materials                        $14,492           $14,082
Work in process                        2,062             2,353
Finished goods                         7,892             4,667
                               --------------    --------------
                                     $24,446           $21,102
                               ==============    ==============

4.    INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, Grass Valley Group, Inc. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the quarters ended March 31, 2001 and 2000 was approximately $1.1 million and $0.6 million, respectively. Since September 2000, AvStar has been doing business as iNews, LLC.

In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million has been allocated to net tangible assets of $1.9 million, completed technologies of $2.3 million and work force of $1.8 million. The purchase price allocation is subject to adjustment until certain additional information on the valuation of assets acquired is finalized. Identifiable intangible assets will be amortized on a straight-line basis over a three-year period.

The following table presents unaudited pro forma results as if Avid and iNews had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or of results that actually would have occurred had Avid and iNews been a combined company for the period presented.

                                                     Pro Forma Unaudited
                                            (in thousands, except per share amounts)

                                               Three Months Ended March 31, 2000

   Net revenue                                                $113,275
                                                          ==============

   Net loss                                                   ($19,069)
                                                          ==============

   Net loss per common share- basic and diluted                 ($0.79)
                                                          ==============

   Weighted average common shares outstanding - basic
    and diluted                                                 24,065
                                                          ==============

5.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. As of March 31, 2001, the Note has been increased by approximately $16.0 million for forfeited Avid stock options. The Company made cash payments of approximately $8.0 million in 1999 for principal resulting in a note balance of $13.0 million at March 31, 2001. The Company made cash payments for interest during the quarters ended March 31, 2001 and 2000 of $0.3 million and $0.2 million, respectively.

6.    CONTINGENCIES

On June 7, 1995, Avid filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Data Translation that, among other things, Data Translation has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Data Translation. The litigation has been dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, issued in 1981, and seeks injunctive relief, treble damages and costs, and attorneys' fees. Avid believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. All of the antitrust claims against the Company and Tektronix, and all other claims against Avid have been dismissed, but certain claims against Tektronix are still pending. A trial for those remaining claims is currently set for June 2001, and Glen Holly has indicated that it intends to appeal all dismissals after the trial. Avid views the complaint and any appeal of the dismissals as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

7.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $12.4 million and $19.8 million for the three-month periods ended March 31, 2001 and 2000, respectively, which consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

8.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                      For the Three Months Ended March 31,
                                      ----------------------------------
                                            2001             2000
                                          ----------       ----------
  Video and Film Editing and Effects:
        Net revenues                        $87,332          $77,880
                                          ==========       ==========
        Operating loss                      ($2,056)         ($7,122)
                                          ==========       ==========
  Professional Audio:
        Net revenues                        $30,801          $30,816
                                          ==========       ==========
        Operating income                     $3,690           $7,664
                                          ==========       ==========
  Combined Segments:
        Net revenues                       $118,133         $108,696
                                          ==========       ==========
        Operating income                     $1,634             $542
                                          ==========       ==========

The following table reconciles operating income for reportable segments to total consolidated operating loss (in thousands):

                                            For the Three Months Ended March 31,
                                           -------------------------------------
                                                           2001         2000
                                                         ---------    ---------

Total operating income for reportable segments             $1,634         $542
 Unallocated amounts:
   Amortization of acquisition-related intangible assets  (12,420)     (19,800)
   Restructuring and other costs, net                        (364)        -
                                                         ---------    ---------
Consolidated operating loss                              ($11,150)    ($19,258)
                                                         =========    =========

The unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated primarily with the acquisition of Softimage. In the three months ended March 31, 2001, unallocated amounts also include the net charges for the 2001 Softimage restructuring and other actions.

9.    RESTRUCTURING AND OTHER COSTS, NET

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

On March 29, 2001, the Company announced a restructuring plan related to its Softimage operations. As a result, the Company terminated 47 employees, primarily in Montreal, Canada, and vacated a leased facility in California. In connection with this plan, the Company recorded a $1.4 million restructuring charge during the first quarter of 2001. The restructuring charge includes approximately $1.2 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

The following table sets forth the activity in the restructuring accrual accounts for the three months ended March 31, 2001 (in thousands):

                                         Employee    Facilities
                                         Related      Related       Total
                                        ----------   ----------  ----------
Accrual balance at December 31, 2000        $399       $1,454      $1,853

Restructuring charge in March 2001         1,172          192       1,364
Cash payments                               (114)         (59)       (173)
                                        ----------   ----------  ----------
Accrual balance at March 30, 2001         $1,457       $1,587      $3,044
                                        ==========   ==========  ==========

The Company expects that the majority of the remaining $1.5 million employee related accrual balance will be expended over the next nine months and will be funded from working capital. The majority of the facilities related accrual represents estimated losses on subleases of space vacated as part of the 1999 restructuring action. The lease extends through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit associated with the reversal of the reserve, which was included under the caption, Restructuring and other cost, net, where the charge was originally recorded.

10. SUPPLEMENTAL RECONCILIATION OF NET LOSS TO TAX-EFFECTED INCOME EXCLUDING NONRECURRING COSTS AND AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income and diluted per share amounts excluding nonrecurring costs and amortization of acquisition-related intangible assets. The information is presented in order to enhance the comparability of the statements of operations for the periods presented.

(in thousands, except per share data)                 For the Three Months Ended March 31,
                                                      ------------------------------------
                                                              2001            2000
                                                          -----------     -----------
Net loss                                                    ($10,454)       ($19,464)
Adjustments:
   Amortization of acquisition-related intangible assets      12,420          19,800
   Nonrecurring costs                                            364
                                                          -----------     -----------
Tax-effected income excluding nonrecurring costs and
 amortization of acquisition-related intangible assets        $2,330            $336
                                                          ===========     ===========

Tax-effected income per diluted share excluding
  nonrecurring costs and amortization of acquisition-
  related intangible assets                                    $0.08           $0.01
                                                          ===========     ===========

Weighted average common shares outstanding - diluted -
  Used for calculation                                        27,543          25,850
                                                          ===========     ===========

11.    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

PART I.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company develops, markets, sells and supports a wide range of software and systems for digital media production, management and distribution. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our product and service offerings enable customers to "Make, Manage and Move Media."

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

Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNet technology. This technology enables users to share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component for success for many broadcast and media companies with multiple product lines. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets. We intend to increase our network based services offerings and develop this area into an incremental revenue opportunity.

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

RESULTS OF OPERATIONS

In January 2001 the Company acquired the remaining 50% ownership interest in iNews, which was formerly held by the Grass Valley Group. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company.

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues increased to $118.1 million in the quarter ended March 31, 2001 from $108.7 million in the same quarter of last year, despite an adverse currency effect of $3.3 million assuming exchange rates during the quarter ended March 31, 2001 remained consistent with the quarter ended March 31, 2000. The revenue increase reflected sales of newer products such as the Company's high-definition product from its DS group, which began shipping during the current quarter, iNews products and services as a result of the acquisition, increased sales of Avid Unity systems and upgrades, and Media Composer and Symphony upgrades. These revenue increases were partially offset by decreased unit sales of Media Composer systems, Avid Xpress systems, standard definition DS systems and local storage.

Net revenues derived through indirect channels were approximately 84% and 88% of net revenue for each of the three-month periods ended March 31, 2001 and 2000, respectively.

Sales in the Americas accounted for 51% and 47% of the Company's first quarter 2001 and 2000 net revenues, respectively. Americas sales increased by approximately $8.8 million or 17% compared to the same period in 2000. Sales in Europe and Asia Pacific regions accounted for 49% and 53% of the Company's first quarter 2001 and 2000 net revenues, respectively. The Europe and Asia Pacific sales increased by approximately $0.7 million or 1% compared to the same period in 2000.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of after market hardware products, and currency.

Gross margin increased to 52.2% in the first quarter of 2001 compared to 51.0% in the same period of 2000. The increase was primarily due to product mix, the most significant factor being the acquisition of iNews which improved gross margin by .8%. Sales of Avid|DS-HD, which began shipping during the quarter, as well as a lower proportion of Media Composer upgrades and Avid Xpress systems in the first quarter of 2001, also contributed to the positive mix factor. This was partially offset by, among other factors, a negative impact from currency of 2% assuming exchange rates for the quarter ended March 31, 2001 remained consistent with the quarter ended March 31, 2000.

Research and Development

Research and development expenses increased by $3.8 million (19.7%) in the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to increases in personnel-related expenditures, largely attributable to the acquisition of iNews. Research and development expenses increased as a percentage of net revenues to 19.7% in the first quarter of 2001 from 17.9% for the same period in 2000. This percentage increase was primarily due to the increase in research and development expenses as noted above.

Marketing and Selling

Marketing and selling expenses increased by approximately $1.2 million (4.2%) in the first quarter of 2001 compared to the same period in 2000 primarily due to increases in personnel-related expenditures, travel and miscellaneous expenses, largely attributable to the acquisition of iNews. These increases were partially offset by a decrease in the Company's bad debt provision for the current quarter. Marketing and selling expenses decreased as a percentage of net revenues to 25.2% in the first quarter of 2001 from 26.3% for the same period in 2000. This percentage decrease was primarily due to the increase in marketing and selling expenses, as noted above, occurring at a lesser rate than revenue growth. The Company expects the second quarter 2001 expenses for marketing and selling to be higher than that of the first quarter due to expenses associated with the National Association of Broadcasters trade show, which occurs in the second quarter.

General and Administrative

General and administrative expenses increased by approximately $0.1 million (0.8%) in the first quarter of 2001 compared to the same period in 2000. The increase is primarily attributable to the acquisition of iNews, largely offset by reduced legal fees. General and administrative expenses decreased as a percentage of net revenues to 5.9% in the first quarter of 2001 from 6.4% for the same period in 2000. This percentage decrease was primarily due to the increase in general and administrative expenses noted above occurring at a lesser rate than revenue growth.

Restructuring

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

On March 29, 2001, the Company announced a restructuring plan related to its Softimage operations. As a result, the Company terminated 47 employees, primarily in Montreal, Canada, and vacated a leased facility in California. In connection with this plan, the Company recorded a $1.4 million restructuring charge during the first quarter of 2001. The restructuring charge includes approximately $1.2 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit associated with the reversal of the reserve, which was included under the caption, Restructuring and other cost, net, where the charge was originally recorded.

Amortization of Acquisition-Related Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies, The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. Results for the quarters ended March 31, 2001 and 2000 reflect amortization of $12.4 million and $19.8 million, respectively, associated with all of these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $21.9 million at March 31, 2001. Approximately $17.1 million additional amortization is expected through July 2001, with the remaining $4.8 million to be amortized through December 2003.

Other Income (Expense), Net

Other income (Expense), net, consists primarily of equity in the income of non-consolidated companies, interest income, and interest expense. Other income (Expense), net, for the first quarter 2001 increased $0.5 million to $1.5 million as compared to the same period in 2000 primarily due to an increase in the Company's equity in the income of iNews prior to the acquisition of the remaining ownership interest in the first quarter.

Provision for Income Taxes

The Company recorded a tax provision of $0.8 million for the first quarter of 2001. This compares to a tax provision of $1.25 million recorded in the same period of last year. In general, these provisions were comprised of taxes payable by the Company's foreign subsidiaries. No tax benefit was recorded on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $65.1 million.

With respect to cash flow, net cash used in operating activities was $7.2 million for the period ended March 31, 2001 compared to $12.4 million provided by operating activities in 2000. During the quarter ended 2001, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as a decrease in accounts receivable (excluding receivables acquired as part of the iNews acquisition), accounts payable and accrued expenses, and increases in inventories and other current assets. During the quarter ended March 31, 2000, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as increases in accounts receivable and other current assets, and decreases in accounts payable and accrued expenses.

The Company purchased $2.7 million of property and equipment during the first quarter of 2001, compared to $1.7 million in 2000. In both of these periods, the purchases were primarily of hardware and software to support research and development activities and for the Company's information systems. During the quarter ended March 31, 2001, the Company also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews. During the quarter ended March 31, 2000, the Company made a cash investment of $2.1 million in Rocket Network, Inc., a provider of Internet recording studios which allows audio professionals to meet and collaborate on the Internet.

During 1998, the Company announced that the board of directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases have been made in the open market or in privately negotiated transactions. The Company has used, and plans to continue to use, any repurchased shares for reissuance under its employee stock plans. During the first quarter of 2001, 232,000 shares were repurchased at a cost of approximately $4.2 million, which completed the stock buyback program.

We believe existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet our cash requirements for at least the next 12 months. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Some of the statements in this Form 10-Q relating to our future performance, constitute forward-looking statements. Such forward-looking statements are based upon management's current expectations and involve known and unknown risks. Realization of any of these risks may cause actual results to differ materially from the results described in the forward-looking statements. Certain of these risks are as follows:

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

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base in this market.

We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, launched in December 2000, and with the server, newsroom, and browser products obtained in the recent Pluto and iNews acquisitions. As a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves and developing a strong, loyal customer base. Our competitors, such as Associated Press, Sony, Panasonic, and Grass Valley, may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing a share of the market, our business and revenues could be adversely affected.

Competition in the 3D animation market has increased dramatically since our acquisition of Softimage.

The animation market has changed significantly from the time when we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3D market (i.e., feature films and other intensive graphics applications), it now faces new challenges to its products and services. Competitors' products, including Alias/Wavefront's Maya, Discreet's 3D Studio Max, and Newtek's Lightwave, have reduced Softimage's market share. In addition, new product offerings from all of the market players in recent years have contributed to downward price pressure, which has resulted in increasing compression of margins. To the extent that these factors continue or worsen, our business may suffer.

We have a significant share of the professional audio market and therefore growth in this market will depend in part on our ability to successfully introduce new products.

Currently, products of our Digidesign division have captured a significant portion of the professional audio market. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products is a complex and uncertain process, and we may experience design, manufacturing, marketing, and other difficulties that delay or prevent our development, introduction or marketing of new products or enhancements.

We are expanding our product line, and our future revenues depend in part on the success of this expansion.

We are expanding our product line beyond our core video editing market to address the digital media production needs of the broadcast news market, including cable and Internet news, the on-line film and video finishing market, and the emerging market for multimedia production tools, including the Internet and corporate markets. We have limited experience in serving these markets, and there can be no assurance that we will be able to develop such products successfully. To be successful, we will need to introduce new products, gain customer acceptance, and establish appropriate distribution and support channels. Any unexpected delays or additional costs that we incur in achieving these goals could harm our business and reduce our operating results.

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

Qualifying and supporting our products on both Windows and MacIntosh platforms, as well as other computer platforms, is time consuming and expensive.

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

Our gross profit margin on our products depends on many factors. Such factors include:

o mix of products sold;
o the cost and the proportion of third-party hardware included in such products;
o product distribution channels;
o timing of new product introductions;
o product offers and platform upgrades;
o price discounts and sales promotion programs;
o volume of sales of aftermarket hardware products;
o costs of swapping or fixing products released to the market with defects;
o provisions for inventory obsolescence;
o allocations of manufacturing overhead and customer support costs to cost of goods;
o sales of third-party computer hardware to distributors;
o competitive pressure on product prices; and
o currency fluctuations.

Negative changes in any of these factors could reduce our gross profit margin.

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

We are dependent on a number of specific suppliers for certain key components of our products. These components include, among others: video compression chips manufactured by C-Cube Microsystems; a small computer systems interface ("SCSI") accelerator board from ATTO Technology; a 3-D digital video effects board from Pinnacle Systems; application specific integrated circuits ("ASICS") from Chip Express and LSI Logic; digital signal processing integrated circuits from Motorola; a fibre channel adapter card from JNI; a fibre channel storage array from the Clariion division of EMC; a PCI expansion chassis from SBS Technologies, Inc.; a fixed programmable gate array from Quicklogic; digital to analog and analog to digital converter integrated circuits from Cirrus Logic; an interconnect bridge integrated circuit from Intel Corp.; and analog switches and op amps from Analog Devices.

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

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, and trademark laws, trade secret, confidentiality procedures, and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary technology, from time to time unauthorized persons, have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and may be inadequate to protect us fully.

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

We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note 6 "Contingencies" in the Company's financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At March 31, 2001, we had $41.0 million of forward-exchange contracts outstanding, denominated in various European and Asian currencies and the
Canadian and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. Net gains of $1.0 million resulting from forward-exchange contracts were included in the results of operations in the first quarter of 2001, which partially offset net losses on the related asset and liabilities of $2.1 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2001, we held $22.4 million in cash equivalents and marketable securities, including short-term government and government agency obligations. Cash equivalents and marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.    OTHER INFORMATION
ITEM 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits


(b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 2001, the Company filed no current reports on Form 8-K.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Avid Technology, Inc.


Date:   May 15, 2001        By: /s/ Paul J. Milbury
                                --------------------
                                Paul J. Milbury
                                Chief Financial Officer
                                (Principal Financial Officer)




Date:   May 15, 2001        By: /s/ Carol L. Reid
                                --------------------
                                Carol L. Reid
                                Vice President and Corporate
                                Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                         Description                         Page