Form 10-Q
period 2001-06-30
AVID TECHNOLOGY INC
filed 2001-08-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                      August 13, 2001





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


           Re:  Avid Technology, Inc.
                File No. 0-21174
                Quarterly Report on Form 10-Q
                -----------------------------

Ladies and Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of August 1, 2001 was 26,011,292.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three and six months ended June 30, 2001 and 2000...........1

   b) Consolidated Balance Sheets as of
      June 30, 2001 (unaudited) and December 31, 2000.....................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the six months ended June 30, 2001 and 2000 ....................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk......27

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.............28

ITEM 5.   Other Information...............................................29

ITEM 6.   Exhibits and Reports on Form 8-K................................30

Signatures................................................................31

EXHIBIT INDEX.............................................................32

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                          ------------------------   ------------------------
                                             2001         2000          2001         2000
                                          (unaudited)  (unaudited)   (unaudited)  (unaudited)
Net revenues                               $109,434      $119,959     $227,567      $228,655
Cost of revenues                             53,516        57,934      110,029       111,192
                                          ----------    ----------   ----------    ----------
 Gross profit                                55,918        62,025      117,538       117,463
                                          ----------    ----------   ----------    ----------

Operating expenses:
 Research and development                    21,882        20,825       45,155        40,270
 Marketing and selling                       31,520        31,382       61,266        59,921
 General and administrative                   5,432         8,101       12,399        15,013
 Restructuring and other costs, net            (118)                       246
 Amortization of acquisition-related
  intangible assets                          13,132        19,792       25,552        39,592
                                          ----------    ----------   ----------    ----------
  Total operating expenses                   71,848        80,100      144,618       154,796
                                          ----------    ----------   ----------    ----------

Operating loss                              (15,930)      (18,075)     (27,080)      (37,333)


Other income (expense), net                   1,895         1,233        3,391         2,277
                                          ----------    ----------   ----------    ----------
Loss before income taxes                    (14,035)      (16,842)     (23,689)      (35,056)


Provision for income taxes                      800         1,250        1,600         2,500
                                          ----------    ----------   ----------    ----------

Net loss                                   ($14,835)     ($18,092)    ($25,289)     ($37,556)
                                          ==========    ==========   ==========    ==========

Net loss per common share -  basic and
 diluted                                     ($0.58)       ($0.74)      ($1.00)       ($1.54)
                                          ==========    ==========   ==========    ==========

Weighted average common shares
 outstanding - basic and diluted             25,440        24,578       25,395        24,322
                                          ==========    ==========   ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     June 30,       December 31,
                                                       2001             2000
                                                   ------------     ------------
                                                   (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $53,809          $64,875
 Marketable securities                                  12,367           18,331
 Accounts receivable, net of allowances of
  $12,503 and $11,384 at June 30, 2001
  and December 31, 2000, respectively                   83,707           90,047
 Inventories                                            26,580           21,102
 Deferred tax assets                                       913            1,014
 Prepaid expenses                                        8,287            6,102
 Other current assets                                    3,933            4,634
                                                   ------------     ------------
  Total current assets                                 189,596          206,105

Property and equipment, net                             25,513           26,136
Acquisition-related intangible assets                    9,083           30,316
Other assets                                             1,794            3,925
                                                   ------------     ------------
  Total assets                                        $225,986         $266,482
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $20,110          $28,775
 Accrued compensation and benefits                      14,570           21,072
 Accrued expenses                                       20,812           22,851
 Income taxes payable                                   10,859           12,039
 Other current liabilities                                 343              304
 Deferred revenues                                      29,262           24,479
                                                   ------------     ------------
  Total current liabilities                             95,956          109,520

Long-term debt and other liabilities                    13,594           13,449

Purchase consideration                                   2,365            5,663

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock
 Common stock                                              266              266
 Additional paid-in capital                            358,159          359,103
 Accumulated deficit                                  (223,068)        (197,779)
 Treasury stock                                        (12,361)         (15,622)
 Deferred compensation                                  (2,628)          (4,752)
 Accumulated other comprehensive loss                   (6,297)          (3,366)
                                                   ------------     ------------
  Total stockholders' equity                           114,071          137,850
                                                   ------------     ------------
  Total liabilities and stockholders' equity          $225,986         $266,482
                                                   ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               2001          2000
                                                            -----------   -----------
                                                            (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     ($25,289)     ($37,556)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                 33,194        48,492
  Provision for doubtful accounts                                  811         3,835
  Compensation from stock grants and options                     1,571           872
  Equity in income of non-consolidated companies                (1,164)         (926)
  Gain on sale of businesses                                    (2,272)
  Gain on sale of marketable securities                           (359)
  Write-down of investment in non-consolidated company           1,100
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable                                          15,577       (19,311)
   Inventories                                                  (5,415)       (2,089)
   Prepaid expenses and other current assets                      (318)        1,739
   Accounts payable                                             (9,654)        1,362
   Income taxes payable                                         (1,067)        3,847
   Accrued expenses, compensation and benefits                 (13,630)       (9,390)
   Deferred revenues                                                94         7,034
-------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                          (6,821)       (2,091)
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (4,719)       (3,640)
 (Increase) decrease in other long-term assets                    (280)        1,058
 Collections of notes receivable from sale of business             333
 Investments in non-consolidated companies                                    (2,100)
 Cash paid to acquire business, net of cash acquired            (5,439)         (995)
 Purchases of marketable securities                             (8,632)      (20,941)
 Proceeds from sales of marketable securities                   15,991        29,394
-------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (2,746)        2,776
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                          (4,155)         (368)
 Proceeds from issuance of common stock                          3,876         5,177
-------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (279)        4,809
-------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents   (1,220)         (634)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (11,066)        4,860
Cash and cash equivalents at beginning of period                64,875        46,072
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $53,809       $50,932
-------------------------------------------------------------------------------------

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

2.    NET LOSS PER COMMON SHARE

Diluted net loss per share excluded options and warrants to purchase 6,206,596 and 5,517,784 weighted shares of common stock outstanding for the three- and six-month periods ended June 30, 2001, respectively. Diluted net loss per share excluded options and warrants to purchase 6,822,806 and 6,719,700 weighted shares of common stock outstanding for the three- and six-month periods ended June 30, 2000, respectively. Inclusion of these options and warrants would have been anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consisted of the following (in thousands):

                            June 30,       December 31,
                              2001            2000
                           -----------     -----------
Raw materials                 $17,696         $14,082
Work in process                 2,176           2,353
Finished goods                  6,708           4,667
                           -----------     -----------
                              $26,580         $21,102
                           ===========     ===========

4.    INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, Grass Valley Group, Inc. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the quarter ended June 30, 2000 was approximately $0.2 million. The pro rata share of earnings of the joint venture recorded by the Company during the six-month periods ended June 30, 2001 and 2000 were approximately $1.1 million and $0.8 million, respectively. Since September 2000, AvStar has been doing business as iNews, LLC.

In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million has been allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. Identifiable intangible assets are being amortized on a straight-line basis over a three-year period.

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

                                                             Pro Forma Unaudited
                                                  (in thousands, except per share amounts)

                                                  Three Months Ended      Six Months Ended
                                                    June 30, 2000           June 30, 2000
                                                  ------------------     ------------------
  Net revenue                                              $124,787               $238,062
                                                  ==================     ==================

  Net loss                                                 ($17,711)              ($37,396)
                                                  ==================     ==================

  Net loss per common share - basic and diluted              ($0.72)                ($1.54)
                                                  ==================     ==================

  Weighted average common shares outstanding
   - basic and diluted                                       24,578                 24,322
                                                  ==================     ==================

5.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. As of June 30, 2001, the Note has been increased by approximately $16.0 million for forfeited Avid stock options. The Company made cash payments of approximately $8.0 million in 1999 for principal resulting in a note balance of $13.0 million at June 30, 2001. The Company made cash payments for interest during the three-month periods ended June 30, 2001 and 2000 of $0.3 million and $0.2 million, respectively. The Company made cash payments for interest during the six-month periods ended June 30, 2001 and 2000 of $0.6 million and $0.4 million, respectively.

6.    COMMITMENTS AND CONTINGENCIES

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

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. All of the claims against the Company and Tektronix where dismissed by the lower court. However, Glen Holly has indicated that it intends to appeal. Avid views the complaint and any appeal as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

7.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $15.8 million and $14.3 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $23.5 million and $34.1 million for the six-month periods ended June 30, 2001 and 2000, respectively, which consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale marketable securities.

8.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     --------------------   --------------------
                                        2001      2000       2001       2000
                                     ---------  ---------   ---------  ---------

Video and Film Editing and Effects:
      Net revenues                    $79,907    $85,958    $167,239   $163,837
                                     =========  =========   =========  =========

      Operating loss                  ($5,957)   ($8,070)    ($8,015)  ($15,192)
                                     =========  =========   =========  =========
Professional Audio:
      Net revenue                     $29,527    $34,001     $60,328    $64,818
                                     =========  =========   =========  =========

      Operating income                 $3,041     $9,787      $6,733    $17,451
                                     =========  =========   =========  =========
Combined Segments:
      Net revenues                   $109,434   $119,959    $227,567   $228,655
                                     =========  =========   =========  =========

     Operating income (loss)          ($2,916)    $1,717     ($1,282)    $2,259
                                     =========  =========   =========  =========

The following table reconciles operating income for reportable segments to total consolidated operating loss (in thousands):

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        ---------------------   ---------------------
                                                           2001       2000        2001        2000
                                                        ---------   ---------   ---------   ---------
Total operating income (loss) for reportable segments    ($2,916)     $1,717     ($1,282)     $2,259
 Unallocated amounts:
   Amortization of acquisition-related
    intangible assets                                    (13,132)    (19,792)    (25,552)    (39,592)
   Restructuring and other costs, net                        118                    (246)
                                                        ---------   ---------   ---------   ---------
Consolidated operating loss                             ($15,930)   ($18,075)   ($27,080)   ($37,333)
                                                        =========   =========   =========   =========

The unallocated amounts represent the amortization of acquired intangible assets, including goodwill, associated primarily with the acquisition of Softimage. In the three and six months ended June 30, 2001, unallocated amounts also include the net charges and credits related to restructuring actions, including the 1999 sale of the Company's Italian subsidiary.

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

On March 29, 2001, the Company announced a restructuring plan related to its Softimage operations. As a result, the Company terminated 47 employees, primarily in Montreal, Canada, and vacated a leased facility in California. In connection with this plan, the Company recorded a $1.4 million restructuring charge during the first quarter of 2001. The restructuring charge includes approximately $1.2 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment. In June 2001, the Company implemented a restructuring plan related to its Avid Internet Solutions operations resulting in the termination of 7 employees and a restructuring charge of $0.2 million for severance and related costs.

On August 1, 2001, the Company announced a restructuring plan expected to result in annual cost savings of approximately $11.0 million. The savings will be achieved through consolidation of some operations and reductions of approximately 140 jobs worldwide. The Company expects to take a charge of approximately $8.0 million in the third quarter in connection with this restructuring.

The following table sets forth the activity in the restructuring accrual accounts for the six months ended June 30, 2001 (in thousands):

                                         Employee  Facilities
                                         Related    Related        Total
                                         --------  ----------  ----------
Accrual balance at December 31, 2000        $399      $1,454      $1,853

Restructuring charge in March 2001         1,172         192       1,364
Cash payments                               (114)        (59)       (173)
                                         --------  ----------  ----------
Accrual balance at March 31, 2001          1,457       1,587       3,044

Restructuring charge in June 2001            210                     210
Cash payments                             (1,192)       (160)     (1,352)
Revisions of estimated liabilities          (128)        128          -
                                         --------  ----------  ----------
Accrual balance at June 30, 2001            $347      $1,555      $1,902
                                         ========  ==========  ==========

The Company expects that the majority of the remaining $0.3 million employee related accrual balance will be expended over the next six months and will be funded from working capital. The majority of the facilities related accrual represents estimated losses on subleases of space vacated as part of the 1999 restructuring action. The lease extends through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption Restructuring and other costs, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to Restructuring and other costs, net, since the note was fully reserved when received. Any future payments to be received under the note will be similarly accounted for on a cash basis.

10. SUPPLEMENTAL RECONCILIATION OF NET LOSS TO TAX-EFFECTED INCOME (LOSS) EXCLUDING NONRECURRING COSTS AND AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS

The following table presents a calculation of tax-effected income (loss) and diluted per share amounts excluding nonrecurring costs and amortization of acquisition-related intangible assets. The information is unaudited and is presented in order to enhance the comparability of the statements of operations for the periods presented.

(in thousands, except per share data)       For the Three Months Ended June 30,
                                            -----------------------------------
                                                   2001            2000
                                                -----------     -----------
Net loss                                          ($14,835)       ($18,092)
Adjustments:
    Amortization of acquisition-related
     intangible assets                              13,132          19,792
    Nonrecurring costs                                (118)
                                                -----------     -----------

Tax-effected income (loss) excluding
  nonrecurring costs and amortization of
  acquisition-related intangible assets            ($1,821)         $1,700
                                                ===========     ===========

Tax-effected income (loss) per diluted
  share excluding nonrecurring costs and
  amortization of acquisition-related
  intangible assets                                 ($0.07)          $0.07
                                                ===========     ===========

Weighted average common shares outstanding
 - basic -  used for calculation                    25,440          24,578
                                                ===========     ===========
Weighted average common shares outstanding
 - diluted - used for calculation                   25,440          25,652
                                                ===========     ===========


(in thousands, except per share data)         For the Six Months Ended June 30,
                                             ----------------------------------
                                                   2001            2000
                                                -----------     -----------
Net loss                                          ($25,289)       ($37,556)
Adjustments:
    Amortization of acquisition-related
     intangible assets                              25,552          39,592
    Nonrecurring costs                                 246
                                                -----------     -----------

Tax-effected income excluding nonrecurring
 costs and amortization of acquisition-related
 intangible assets                                    $509          $2,036
                                                ===========     ===========

Tax-effected income per diluted share
 excluding nonrecurring costs and amortization
 of acquisition-related intangible assets            $0.02           $0.08
                                                ===========     ===========

Weighted average common shares outstanding
- diluted - used for calculation                    27,235          25,824
                                                ===========     ===========

11.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of "slotting fees," cooperative advertising arrangements and "buydowns." The Company will adopt EITF 00-25 no later than January 1, 2002 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes APB Opinion No. 16 "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using the purchase method. SFAS 141 requires disclosures in addition to those required under APB Opinion No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company does not expect the application of SFAS 141 to have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements. SFAS 142 requires separate accounting for goodwill and intangible assets that have indefinite useful lives versus finite useful lives. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but instead will be tested annually for impairment. Intangible assets that have finite useful lives will be amortized ratably over the useful life, no longer subject to a 40-year ceiling. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. The impact of SFAS 142 on the consolidated financial statements is still being evaluated. The Company will adopt SFAS 142 on January 1, 2002.

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

RESULTS OF OPERATIONS

In January 2001, the Company acquired the remaining 50% ownership interest in iNews, which was formerly held by the Grass Valley Group. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company.

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues decreased by $10.6 million (8.8%) to $109.4 million in the quarter ended June 30, 2001 from $120.0 million for the same quarter in 2000. Net revenues decreased by $1.1 million (0.5%) to $227.6 million for the six months ended June 30, 2001 from $228.7 million for the six months ended June 30, 2000. The revenue decrease in both periods reflected a decline in sales from Digidesign products, Symphony systems, Media Composer systems and Xpress systems. The decreases in revenue in both periods were partially offset by increased sales from Digital Studio HD-systems and upgrades, iNews products and services and Unity systems and upgrades. For the three- and six-month periods ended June 30, 2001 there was also an adverse currency effect of $2.7 million and $6.0 million, respectively, assuming exchange rates during these periods remained consistent with the three- and six-month periods ended June 30, 2000.

During the second quarter of 2001, the Company began shipments of NewsCutter XP version 2.0, NewsCutter XP Mobile and Avid Xpress DV version 2.0. In the first quarter of 2001, the Company began shipments of high-definition products from the DS group along with iNews products and services as a result of the acquisition.

Net revenues derived through indirect channels were approximately 81% of net revenues for the three months ended June 30, 2001, compared to 87% of net revenues for the same period in 2000. Indirect channel revenues were approximately 83% of net revenues for the six months ended June 30, 2001, compared to approximately 87% for the same period in 2000.

Sales in the Americas accounted for 57% and 51% of the Company's second quarter 2001 and 2000 net revenues, respectively. Americas sales in the second quarter of 2001 increased by approximately $1.1 million or 1.7% compared to the same period in 2000. Sales in the Europe and Asia Pacific regions accounted for 43% and 49% of the Company's second quarter 2001 and 2000 net revenues, respectively. The Europe and Asia Pacific sales in the second quarter of 2001 decreased by approximately $11.6 million or 19.7% compared to the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, sales in the

Americas accounted for 54% and 49% of net revenues, respectively. Americas sales in the first half of 2001 increased by approximately $9.8 million or 8.8% compared to the same period in 2000. Sales in the Europe and Asia Pacific regions accounted for 46% and 51% of the Company's net revenues for the six-month periods ended June 30, 2001 and 2000, respectively. Europe sales in the first half of 2001 decreased by approximately $11.0 million or 13.4% compared to the same period in 2000, which was slightly offset by an increase in Asia Pacific sales by approximately $0.1 million or 0.3% compared to the same period in 2000.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of after market hardware products, and currency fluctuations. Gross margin decreased to 51.1% in the second quarter of 2001 compared to 51.7% in the same period of 2000 and increased to 51.6% for the six months ended June 30, 2001 from 51.4% for the same period in 2000. The decrease in the second quarter was primarily due to lower than expected revenue, product promotions and discounting, and a negative impact from currency of 1% assuming exchange rates for the quarter ended June 30, 2001 remained consistent with the quarter ended June 30, 2000. This decrease was partly offset by lower manufacturing costs and a more favorable product mix. The increase for the six-month period was due to a more favorable product mix and lower manufacturing costs, partially offset by the negative impact from currency of 2% assuming exchange rates for the six-month period ended June 30, 2001 remained consistent with the six-month period ended June 30, 2000.

Research and Development

Research and development expenses increased by $1.1 million (5.1%) in the second quarter of 2001 compared to the same period in 2000 and increased by $4.9 million (12.1%) for the six months ended June 30, 2001 compared to the same period in 2000. The increase in each period was primarily due to increases in headcount, due primarily to the acquisition of iNews and hardware development expense. Research and development expenses increased to 20.0% of net revenues in the second quarter of 2001 compared to 17.4% in the same quarter of 2000, primarily due to the decrease in revenue for the second quarter of 2001. Research and development expenses increased to 19.8% of net revenues for the six months ended June 30, 2001 from 17.6% for the six months ended June 30, 2000. This increase was primarily due to the increase in research and development expenses noted above.

Marketing and Selling

Marketing and selling expenses increased by approximately $0.1 million (0.4%) in the second quarter of 2001 compared to the same period in 2000 and increased by $1.3 million (2.2%) for the six months ended June 30, 2001 compared to the same period in 2000. These increased expenditures in selling and marketing quarter-on-quarter were primarily due to increases in headcount, due primarily to the acquisition of iNews and increased spending on various marketing programs partially offset by decreases in the provision for bad debt expense and trade show expense. For the year to date periods, the increase was caused primarily by increased personnel-related expenses and marketing programs. Marketing and selling expenses increased to 28.8% of net revenues in the second quarter of 2001 compared to 26.2% in the same quarter of 2000, primarily due to the decrease in revenue for the second quarter of 2001. Marketing and selling expenses increased to 26.9% from 26.2% for the six months ended June 30, 2001 and 2000, respectively. This increase was primarily due to the increase in marketing and selling expenses noted above.

General and Administrative

General and administrative expenses decreased by $2.7 million (32.9%) in the second quarter of 2001 compared to the same period in 2000 and decreased by $2.6 million (17.4%) for the six months ended June 30, 2001 compared to the same period in 2000. These decreased expenditures in general and administrative expenses were primarily due to executive severance benefits in the 2000 periods, along with a reduction in other personnel-related expenses. General and administrative expenses decreased to 5.0% of net revenues in the second quarter of 2001 compared to 6.8% in the same quarter of 2000 and decreased to 5.4% from 6.6% of net revenues for the six months ended June 30, 2001 and 2000, respectively. These decreases were primarily due to the decrease in expenses noted above.

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

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit associated with the reversal of the reserve, which was included under the caption Restructuring and other cost, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to Restructuring and other costs, net since the note was fully reserved when received. Any future payments to be received under the note will be similarly accounted for on a cash basis.

On March 29, 2001, the Company announced a restructuring plan related to its Softimage operations. As a result, the Company terminated 47 employees, primarily in Montreal, Canada, and vacated a leased facility in California. In connection with this plan, the Company recorded a $1.4 million restructuring charge during the first quarter of 2001. The restructuring charge included approximately $1.2 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment. In June 2001, the Company implemented a restructuring plan related to its Avid Internet Solutions operations resulting in the termination of 7 employees and a restructuring charge of $0.2 million for severance and related costs.

On August 1, 2001, the Company announced a restructuring plan expected to result in annual cost savings of approximately $11.0 million. The savings will be achieved through consolidation of some operations and reductions of approximately 140 jobs worldwide. The Company expects to take a charge of approximately $8.0 million in the third quarter in connection with the restructuring.

Amortization of Acquisition-related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies, The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. Results for the quarters ended June 30, 2001 and 2000 reflect amortization of $13.1 million and $19.8 million, respectively, associated with these acquisition-related intangible assets. Results for the six-month periods ended June 30, 2001 and 2000 reflect amortization of $25.6 million and $39.6 million, respectively, associated with these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $9.1 million at June 30, 2001. Approximately $4.6 million additional amortization is expected through September 2001, with the remaining $4.5 million to be amortized through December 2003.

Other Income (Expense), Net

Other income (expense), net, generally consists primarily of equity in the income of non-consolidated companies, interest income, and interest expense. Other income (expense), net, for the second quarter 2001 increased $0.7 million to $1.9 million as compared to the same period in 2000 primarily due to an unrealized gain on receipt of stock in connection with the sale of Avid's share of Avid Sports LLC in June 2000. The fair value of the stock received amounted to $1.9 million, and was offset by a charge of $1.1 million to partially write-down an investment accounted for under the cost method. This impairment considered evidence of recent financing transactions and reviews of operating plans. For the six-month period ended June 30, 2001, Other income (expense), net, increased $1.1 million to $3.4 million as compared to the same period in 2000 primarily due to the reasons noted above, along with an increase in the Company's equity in the net income of iNews prior to the acquisition of the remaining ownership interest in the first quarter of 2001.

Provision for Income Taxes

The Company recorded a tax provision of $0.8 million for each of the first and second quarters of 2001. This compares to a tax provision of $1.25 million recorded in each of the same periods last year. In general, these provisions were comprised of taxes payable by the Company's foreign subsidiaries. No tax benefit was recorded on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $66.2 million.

With respect to cash flows, net cash used in operating activities was $6.2 million for the six months ended June 30, 2001 compared to $2.1 million used in operating activities in the same period in 2000. During the six months ended June 30, 2001, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as an increase in inventory and decreases in accrued expenses and accounts payable, offset by a decrease in accounts receivable. During the six months ended June 30, 2000, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as increases in accounts receivable and deferred revenue, and decreases in accrued expenses.

The Company purchased $4.7 million of property and equipment during the six months ended June 30, 2001, compared to $3.7 million in the same period in 2000. In both of these periods, the purchases were primarily of hardware and software to support research and development activities and for the Company's information systems. During the six months ended June 30, 2001, the Company also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews. During the six months ended June 30, 2000, the Company also made a cash investment of $2.1 million in Rocket Networks, Inc.

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

In July 2000, the Company completed a program offered in June 2000 whereby employees could elect to exchange certain "out-of-the-money" stock options for shares of restricted stock at specified conversion ratios. In July 2000, approximately 118,000 shares of restricted stock were issued in exchange for options to purchase approximately 432,000 shares of common stock at exercise prices ranging from $9.4375 to $45.25. Restrictions imposed on holders of the issued restricted stock as to transfers or sales lapse annually over a three-year period. Deferred compensation of $1.4 million was recorded as a component of stockholders' equity for the fair value of the restricted stock upon issuance and is being recognized as compensation expense ratably over the three-year restriction period, assuming that restrictions on all shares lapse.

The Company believes existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet the Company's cash requirements for at least the next 12 months. In the event the Company requires additional financing, the Company believes that it will be able to obtain such financing; however, there can be no assurance that the Company would be successful in doing so, or that the Company could do so on favorable terms.

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

The Company began conducting certain business transactions in the euro on January 1, 1999, and changed its functional currency for the effected countries to the euro on January 1, 2000. The conversion to the euro has not had and is not expected to have a significant operational impact or a material financial impact on the results of operations, financial position, or liquidity of the Company's European businesses.


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of "slotting fees," cooperative advertising arrangements and "buydowns." The Company will adopt EITF 00-25 no later than January 1, 2002 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes APB Opinion No. 16 "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using the purchase method. SFAS 141 requires disclosures in addition to those required under APB Opinion No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company does not expect the application of SFAS 141 to have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements. SFAS 142 requires separate accounting for goodwill and intangible assets that have indefinite useful lives versus finite useful lives. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but instead will be tested annually for impairment. Intangible assets that have finite useful lives will be amortized ratably over the useful life, no longer subject to a 40-year ceiling. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. The impact of SFAS 142 on the consolidated financial statements is still being evaluated. The Company will adopt SFAS 142 on January 1, 2002.

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

The animation market has changed significantly from the time when we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3D market (i.e., feature films and other intensive graphics applications), it now faces new challenges to its products and services. Competitors' products, including Alias/Wavefront's Maya, Discreet's 3D Studio Max, and Newtek's Lightwave, have reduced Softimage's market share. In addition, new product offerings from all of the market players in recent years have contributed to downward price pressure, which has resulted in increasing compression of margins. To the extent that these factors continue or worsen, our business could suffer.

We have a significant share of the professional audio market and therefore growth in this market will depend in part on our ability to successfully introduce new products.

Currently, products of our Digidesign division have captured a significant portion of the professional audio market. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products is a complex and uncertain process, and we could experience design, manufacturing, marketing, and other difficulties that delay or prevent our development, introduction or marketing of new products or enhancements.

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

Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Windows NT and MacIntosh. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms change or that we need to qualify and support new platforms, we could be required to expend valuable engineering resources and thereby reduce our profit margins.

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

We are dependent on a number of specific suppliers for certain key components of our products. We purchase these sole source components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source components and have no guaranteed supply arrangements. If any of our sole source vendors failed to supply or enhance such components, it could imperil our supply of these components. Similarly, if any of our vendors encountered technical, operating or financial difficulties, it might threaten our supply of these components. While we believe that alternative sources of supply for sole source components could be developed, or our products redesigned to permit the use of alternative components, an interruption in our sources of supply could damage our business and negatively affect our operating results.

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

Our AvidProNet.com and DigiProNet.com websites could subject us to legal claims that could harm our business.

We have launched the Avid Production Network site (AvidProNet.com) to provide interactive information and services to new media and post-production professionals. Our plans for AvidProNet.com include content-hosting, remote reviewing, and stock footage availability. We have also launched the Digidesign Production Network site (DigiProNet.com) to provide services to audio professionals, including the sale of sound effects and audio samples, music licensing for film and other applications, online bulletin boards and classifieds, and online musical collaboration through virtual studios. DigiProNet.com will also offer services similar to those provided by AvidProNet.com, including remote reviewing.

Because materials may be posted on and/or downloaded from the AvidProNet.com and DigiProNet.com websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories of liability based on the nature, content, publication and distribution of such materials. In addition, although we have attempted to limit our exposure by contract, we may also be subject to claims for indemnification by end users in the event that the security of either the AvidProNet.com website or DigiProNet.com website is compromised. As these websites are available on a worldwide basis, the websites could potentially be subject to a wide variety of international laws.

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

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, and trademark laws, trade secret, confidentiality procedures, and contractual provisions to protect our proprietary technology. Despite our efforts to protect our proprietary technology, from time to time persons unauthorized have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and may be inadequate to protect us fully.

We occasionally receive communications suggesting that our products may infringe the intellectual property rights of others. It is our practice to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, we may be unable to do so on commercially reasonable terms. If we are unable to protect our proprietary technology or unable to negotiate licenses for the use of others' intellectual property, our business could be impaired.

We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note 6, "Commitments and Contingencies" in the Company's unaudited quarterly financial statements.

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

Foreign Currency Exchange Risk

The Company derives approximately 50% of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end user customers. This circumstance exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. The Company enters into foreign currency forward-exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting gains and losses on the related assets and liabilities. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, the Company could experience unanticipated currency gains or losses.

At June 30, 2001, the Company had $38.1 million of forward-exchange contracts outstanding, denominated in various European and Asian currencies and the
Canadian and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. Net gains of $0.3 million resulting from forward-exchange contracts were included in the results of operations in the second quarter of 2001, which offset net losses on the related asset and liabilities of $0.3 million. For the six-month period ended June 30, 2001, net gains of $1.3 million resulting from forward-exchange contracts were recorded, which partially offset net losses of $2.4 million on the related asset and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

At June 30, 2001, the Company held $44.0 million in cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.   OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 6, 2001. At the meeting, David A. Krall and Pamela F. Lenehan were reelected as Class II Directors. The vote with respect to each nominee is set forth below:


                           Total Vote For       Total Vote Withheld
                           Each Director        From Each Director
                           --------------       --------------------


         Mr. Krall           24,126,170                282,596

         Ms. Lenehan         24,105,105                303,661


Additional Directors of the Company whose term of office continued after the meeting are Charles T. Brumback, Nancy Hawthorne, Robert M. Halperin, and William J. Warner.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors by a vote of 24,250,052 shares for, 140,042 shares against, and 18,672 shares abstaining.

ITEM 5.    OTHER INFORMATION

Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 2002 Annual Meeting of Stockholders (the "2002 Meeting") must be submitted to the Secretary of the Company at its offices, Avid Technology Park, One Park West, Tewksbury, Massachusetts 01876, no later than December 3, 2001.

In addition, the Company's By-laws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy card as described above). To be timely, the notice must be received by the Company no later than March 22, 2002 or 60 days before the date of the 2002 Meeting, whichever is later. The Company has not yet set a date for the 2002 Meeting. However, if the 2002 Meeting is held on June 6, 2002 (the anniversary of the 2001 Annual Meeting of Stockholders), the deadline for delivery of the notice would be April 5, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


(b) REPORTS ON FORM 8-K. For the fiscal quarter ended June 30, 2001, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Avid Technology, Inc.


Date:  August 13, 2001            By: /s/Paul J. Milbury
                                  ----------------------
                                  Paul J. Milbury
                                  Chief Financial Officer
                                  (Principal Financial Officer)




Date:  August 13, 2001            By: /s/Carol L. Reid
                                  ----------------------
                                  Carol L. Reid
                                  Vice President and Corporate Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

       Exhibit No.                   Description                   Page