Form 10-Q
period 2001-09-30
AVID TECHNOLOGY INC
filed 2001-11-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                     November 13, 2001





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q
                  -----------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of November 1, 2001 was 26,038,958.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                 PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three and nine months ended September 30, 2001 and 2000....1

   b) Consolidated Balance Sheets as of September 30, 2001 (unaudited)
      and December 31, 2000..............................................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 2001 and 2000..............3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)...4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................13

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk....29

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.............................30

Signatures..............................................................31

EXHIBIT INDEX...........................................................32

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                         Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                       -----------------------       -----------------------
                                          2001         2000             2001         2000
                                       (unaudited)  (unaudited)      (unaudited)  (unaudited)
Net revenues                            $102,281     $121,292         $329,849     $349,946
Cost of revenues                          50,444       60,303          160,473      171,495
                                       ----------   ----------       ----------   ----------
 Gross profit                             51,837       60,989          169,376      178,451
                                       ----------   ----------       ----------   ----------

Operating expenses:
 Research and development                 19,630       20,890           64,785       61,160
 Marketing and selling                    27,614       29,989           88,880       89,909
 General and administrative                5,299        6,070           17,699       21,083
 Restructuring and other costs, net        8,303                         8,549
 Amortization of acquisition-related
  intangible assets                        5,088       14,862           30,640       54,454
                                       ----------   ----------       ----------   ----------
  Total operating expenses                65,934       71,811          210,553      226,606
                                       ----------   ----------       ----------   ----------


Operating loss                           (14,097)     (10,822)         (41,177)     (48,155)

Other income (expense), net                  605          849            3,996        3,126
                                       ----------   ----------       ----------   ----------
Loss before income taxes                 (13,492)      (9,973)         (37,181)     (45,029)

Provision for income taxes                   700        1,250            2,300        3,750
                                       ----------   ----------       ----------   ----------

                                        ($14,192)    ($11,223)        ($39,481)    ($48,779)
Net loss                               ==========   ==========       ==========   ==========

Net loss per common share - basic
 and diluted                              ($0.55)      ($0.45)          ($1.55)      ($1.99)
                                       ==========   ==========       ==========   ==========

Weighted average common shares
outstanding - basic and diluted           25,745       24,794           25,513       24,480
                                       ==========   ==========       ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                    September 30,   December 31,
                                                        2001            2000
                                                    -------------   ------------
                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                               $63,004        $64,875
 Marketable securities                                    13,413         18,331
 Accounts receivable, net of allowances of
  $11,927 and $11,384 at September 30, 2001
  and December 31, 2000, respectively                     75,537         90,047
 Inventories                                              21,667         21,102
 Deferred tax assets                                         953          1,014
 Prepaid expenses                                          7,636          6,102
 Other current assets                                      3,276          4,634
                                                    -------------   ------------
  Total current assets                                   185,486        206,105


Property and equipment, net                               26,532         26,136
Acquisition-related intangible assets, net                 3,993         30,316
Other assets                                               1,638          3,925
                                                    -------------   ------------
 Total assets                                           $217,649       $266,482
                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $17,665        $28,775
 Accrued compensation and benefits                        12,527         21,072
 Accrued expenses                                         30,222         22,851
 Income taxes payable                                     11,065         12,039
 Other current liabilities                                   530            304
 Deferred revenues                                        28,157         24,479
                                                    -------------   ------------
  Total current liabilities                              100,166        109,520

Long-term debt and other liabilities                      13,594         13,449

Purchase consideration                                       463          5,663

Commitments and contingencies (Note 6)

Stockholders' equity:
 Preferred stock
 Common stock                                                266            266
 Additional paid-in capital                              357,399        359,103
 Accumulated deficit                                    (237,260)      (197,779)
 Treasury stock                                           (8,439)       (15,622)
 Deferred compensation                                    (1,872)        (4,752)
 Accumulated other comprehensive loss                     (6,668)        (3,366)
                                                    -------------   ------------
  Total stockholders' equity                             103,426        137,850
                                                    -------------   ------------
  Total liabilities and stockholders' equity            $217,649       $266,482
                                                    =============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               2001             2000
                                                            -----------      -----------
                                                            (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     ($39,481)        ($48,779)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                 42,242           67,670
  Provision for doubtful accounts                                1,867            5,312
  Compensation from stock grants and options                     2,178            1,539
  Equity in income of non-consolidated companies                (1,164)          (1,124)
  Gain on sale of businesses                                    (2,272)
  Write-down of investment in non-consolidated company           1,100
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable                                          24,045          (18,230)
   Inventories                                                    (331)          (6,113)
   Prepaid expenses and other current assets                       (40)           3,494
   Accounts payable                                            (12,158)           4,426
   Income taxes payable                                           (817)           4,179
   Accrued expenses, compensation and benefits                  (6,190)          (9,344)
   Deferred revenues                                            (1,349)           1,004
----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,630            4,034
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (9,448)          (5,477)
 Payments for other long-term assets                              (361)            (306)
 Collections of notes receivable from sale of business             333
 Investments in non-consolidated companies                                       (2,100)
 Cash paid to acquire business, net of cash acquired            (5,439)          (1,990)
 Purchases of marketable securities                            (17,728)         (23,840)
 Proceeds from sales of marketable securities                   22,305           34,325
----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (10,338)             612
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                          (4,155)            (421)
 Proceeds from issuance of common stock                          5,289            6,694
----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,134            6,273
----------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents     (297)          (1,169)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (1,871)           9,750
Cash and cash equivalents at beginning of period                64,875           46,072
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $63,004          $55,822
----------------------------------------------------------------------------------------

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

2.    NET LOSS PER COMMON SHARE

Diluted net loss per share excluded options and warrants to purchase 8,806,358 and 5,849,495 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 2001, respectively. Diluted net loss per share excluded options and warrants to purchase 6,080,430 and 6,354,606 weighted shares of common stock outstanding for the three- and nine-month periods ended September 30, 2000, respectively. Inclusion of these options and warrants would have been anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consisted of the following (in thousands):

                               September 30,      December 31,
                                   2001              2000
                              ---------------   ---------------
Raw materials                        $13,191           $14,082
Work in process                        1,209             2,353
Finished goods                         7,267             4,667
                              ---------------   ---------------
                                     $21,667           $21,102
                              ===============   ===============

4.    INVESTMENT IN JOINT VENTURE AND ACQUISITIONS

During the second and third quarters of 2000, the Company acquired selected assets and liabilities of two companies, The Motion Factory, Inc. ("TMF") and Pluto Technologies International, Inc. ("Pluto"), respectively, for cash payments totaling approximately $2.0 million and guaranteed bonus payments of $0.3 million. TMF specializes in applications for the creation, delivery and playback of interactive-rich 3-D media for character-driven games and the web. Pluto is a provider of video storage and networking solutions for broadcast news, post-production and other bandwith-intensive markets. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates, and the results of operations of TMF and Pluto have been included in the Company's financial statements thereafter. The purchase prices, aggregating $2.3 million, were allocated to net tangible assets of $0.1 million, completed technologies of $1.2 million and acquired work force of $1.0 million. As part of the purchase agreements, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from TMF and Pluto through December 2004. Any contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible asset or goodwill. The Company's pro forma statements of operations prior to the acquisitions would not differ materially from reported results.

In January 1999, Avid and Tektronix, Inc. ("Tektronix") established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. Since September 2000, AvStar has been doing business as iNews, LLC. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the quarter ended September 30, 2000 was approximately $0.2 million. The pro rata share of earnings of the joint venture recorded by the Company during the nine-month periods ended September 30, 2001 and 2000 were approximately $1.1 million and $1.0 million, respectively.

In January 2001, the Company acquired The Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million was allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. Identifiable intangible assets are being amortized on a straight-line basis over a three-year period.

The following table presents unaudited pro forma results as if Avid and iNews had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or of results that actually would have occurred had Avid and iNews been a combined company for the periods presented.
                                                  Pro Forma Unaudited
                                        (in thousands, except per share amounts)

                                         Three Months Ended    Nine Months Ended
                                         September 30, 2000    September 30,2000
                                         ------------------   ------------------

   Net revenue                                    $125,168             $363,230
                                         ==================   ==================

   Net loss                                       ($11,672)            ($49,068)
                                         ==================   ==================

   Net loss per common share - basic and
    diluted                                         ($0.47)              ($2.00)
                                         ==================   ==================

   Weighted average common shares
    outstanding - basic and diluted                 24,794               24,480
                                         ==================   ==================

Results for the quarters ended September 30, 2001 and 2000 reflect amortization of $5.1 million and $14.9 million, respectively, associated with these acquisition-related intangible assets. Results for the nine-month periods ended September 30, 2001 and 2000 reflect amortization of $30.6 million and $54.5 million, respectively, associated with these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $4.0 million at September 30, 2001.
Approximately $0.5 million of additional amortization is expected through December 2001, with the remaining $3.5 million expected to be amortized through December 2004.

5.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, is due on June 15, 2003. The Note bears interest at 9.5% per annum, payable quarterly. As of September 30, 2001, the Note has been increased by approximately $16.0 million for forfeited Avid stock options. The Company made principal payments of approximately $8.0 million during 1999 resulting in a note balance of $13.0 million at September 30, 2001. The Company made interest payments during the three-month periods ended September 30, 2001 and 2000 of $0.3 million. The Company made interest payments during the nine-month periods ended September 30, 2001 and 2000 of $0.9 million and $0.7 million, respectively.

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

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. All of the claims against the Company and Tektronix where dismissed by the lower court. Glen Holly is appealing the lower court's decision. Avid views the complaint and appeal as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

7.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $14.6 million and $15.2 million for the three-month periods ended September 30, 2001 and 2000, respectively, and $42.8 million and $49.3 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale marketable securities.

8.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                     -----------------------     -----------------------
                                        2001         2000           2001         2000
                                     ----------   ----------     ----------   ----------
Video and Film Editing and Effects:
      Net revenues                     $76,807      $92,613       $244,047     $256,450
                                     ==========   ==========     ==========   ==========
      Operating income (loss)          ($2,650)      $1,516       ($10,662)    ($13,676)
                                     ==========   ==========     ==========   ==========
Professional Audio:
      Net revenues                     $25,474      $28,679        $85,802      $93,496
                                     ==========   ==========     ==========   ==========
      Operating income                  $1,944       $2,524         $8,674      $19,975
                                     ==========   ==========     ==========   ==========
Combined Segments:
      Net revenues                    $102,281     $121,292       $329,849     $349,946
                                     ==========   ==========     ==========   ==========
      Operating income (loss)            ($706)      $4,040        ($1,988)      $6,299
                                     ==========   ==========     ==========   ==========

The following table reconciles operating income (loss) for reportable segments to total consolidated operating loss (in thousands):

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                        --------------------  --------------------
                                                          2001       2000       2001      2000
                                                        ---------  ---------  ---------  ---------
Total operating income (loss) for reportable segments      ($706)     4,040    ($1,988)    $6,299
 Unallocated amounts:
   Amortization of acquisition-related intangible assets  (5,088)   (14,862)   (30,640)   (54,454)
   Restructuring and other costs, net                     (8,303)               (8,549)
                                                        ---------  ---------  ---------  ---------
Consolidated operating loss                             ($14,097)  ($10,822)  ($41,177)  ($48,155)
                                                        =========  =========  =========  =========

The unallocated amounts for all periods include the amortization of acquired intangible assets, including goodwill, associated primarily with the acquisition of Softimage. The unallocated amounts also include the net restructuring actions that the Company implemented in the three- and nine-month periods ended September 30, 2001.

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

In August 2001, the Company announced and implemented a restructuring plan to further decrease costs through the consolidation of operations and the reduction of approximately 140 jobs worldwide. In connection with this plan, the Company recorded a charge to operating expenses of $8.5 million in the third quarter. The restructuring charge included approximately $6.1 million for severance and related costs of terminated employees and $2.4 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements.

The following table sets forth the activity in the restructuring accrual accounts for the nine months ended September 30, 2001 (in thousands):

                                          Employee    Facilities
                                           Related     Related       Total
                                         ----------   ----------   ----------
Accrual balance at December 31, 2000          $399       $1,454       $1,853

Restructuring charge in March 2001           1,172          192        1,364
Cash payments                                 (114)         (59)        (173)
                                         ----------   ----------   ----------
Accrual balance at March 31, 2001            1,457        1,587        3,044


Restructuring charge in June 2001              210                       210
Cash payments                               (1,192)        (160)      (1,352)
Revisions of estimated liabilities            (128)         128           -
                                         ----------   ----------   ----------
Accrual balance at June 30, 2001               347        1,555        1,902

Restructuring charge in August 2001          6,065        2,433        8,498
Cash payments                               (1,942)         (67)      (2,009)
                                         ----------   ----------   ----------
Accrual balance at September 30, 2001       $4,470       $3,921       $8,391
                                         ==========   ==========   ==========

The Company expects that the majority of the remaining $4.5 million employee-related accrual balance will be expended over the next six months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of the 1999 and 2001 restructuring actions. The leases extend through 2010 unless the Company is able to negotiate an earlier termination. Included in the facilities-related accrual is $1.0 million for the write-off of leasehold improvements which will be abandoned upon vacating the related properties in December 2001.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to restructuring and other costs, net, since the note was fully reserved when received. There was no activity related to the note in the third quarter of 2001. Any future payments to be received under the note will be similarly accounted for only when received.

In addition, in the quarter ended September 30, 2001, the Company recorded a credit of $0.2 million to restructuring and other costs, net, associated with a reduction in its estimated liability for executive severance related to a charge initially recorded in 1999.

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

(in thousands, except per share data)

                                                              For the Three Months Ended
                                                                     September 30,
                                                           ---------------------------------
                                                                2001              2000
                                                           --------------     --------------
Net loss                                                        ($14,192)          ($11,223)
Adjustments:
  Amortization of acquisition-related intangible assets            5,088             14,862
  Nonrecurring costs                                               8,303
                                                           --------------     --------------

Tax-effected income (loss) excluding nonrecurring costs
 and amortization of acquisition-related intangible assets         ($801)            $3,639
                                                           ==============     ==============

Tax-effected income (loss) per diluted share excluding
 nonrecurring costs and amortization of acquisition-
 related intangible assets                                        ($0.03)             $0.14
                                                           ==============     ==============

Weighted average common shares outstanding - diluted -
 used for calculation                                             25,745             26,177
                                                           ==============     ==============

(in thousands, except per share data)

                                                              For the Nine Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                                2001               2000
                                                           --------------    --------------
Net loss                                                        ($39,481)         ($48,779)
Adjustments:
     Amortization of acquisition-related intangible assets        30,640            54,454
     Nonrecurring costs                                            8,549
                                                           --------------    --------------

Tax-effected income (loss) excluding nonrecurring costs
 and amortization of acquisition-related intangible assets         ($292)           $5,675
                                                           ==============    ==============

Tax-effected income (loss) per diluted share excluding
 nonrecurring costs and amortization of acquisition-
 related intangible assets                                        ($0.01)            $0.22
                                                           ==============    ==============

Weighted average common shares outstanding - diluted -
 used for calculation                                             25,513            25,817
                                                           ==============    ==============

11.   STOCK OPTION EXCHANGE PROGRAM

In July 2000, the Company completed a program offered in June 2000 whereby employees could elect to exchange certain "out-of-the-money" stock options for shares of restricted stock at specified conversion ratios. In July 2000, approximately 118,000 shares of restricted stock were issued in exchange for options to purchase approximately 432,000 shares of common stock at exercise prices ranging from $9.4375 to $45.25. Restrictions imposed on holders of the issued restricted stock as to transfers or sales lapse annually over a three-year period. Upon issuance of these shares, deferred compensation of $1.4 million was recorded as a component of stockholders' equity for the fair value of the restricted stock. As of September 30, 2001, the deferred compensation was $0.6 million and will be recognized as compensation expense ratably over the remaining restriction period of two years, assuming that restrictions on all shares lapse.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of "slotting fees," cooperative advertising arrangements and "buydowns." The Company will adopt EITF 00-25 on January 1, 2002 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes APB Opinion No. 16 "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using the purchase method. SFAS 141 requires disclosures in addition to those required under APB Opinion No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company does not expect the application of SFAS 141 to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements. SFAS 142 requires separate accounting for goodwill and intangible assets that have indefinite useful lives versus finite useful lives. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but instead will be tested annually for impairment. Intangible assets that have finite useful lives will be amortized ratably over the useful life, no longer subject to a 40-year ceiling. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. The Company will adopt SFAS 142 on January 1, 2002. The impact of SFAS 142 on the consolidated financial statements is still being evaluated.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNet technology. This technology enables users to share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component for success for many broadcast and media companies with multiple product lines. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets. We intend to increase our network-based services offerings and develop this area into an incremental revenue opportunity.

Move Media. We offer products that allow customers to share and distribute their final product. We believe that the Internet will become a significant new content distribution channel and we are continuing to invest in this area. We develop and sell Internet infrastructure products to support the broadcast of streaming Internet video, and continue to integrate new capabilities into our core products designed for the Internet environment, enabling Internet publishing and Internet video and audio streaming capabilities. In addition, we now provide technology for playback directly to air for broadcast television applications.

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

RESULTS OF OPERATIONS

In January 2001, the Company became the sole owner of iNews by acquiring the 50% ownership interest that was held by The Grass Valley Group. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. Prior to that date, the Company's share of the operating results of iNews was included in other income (expense).

Net Revenues

The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. Net revenues decreased by $19.0 million (15.7%) to $102.3 million in the quarter ended September 30, 2001 from $121.3 million for the same quarter in 2000. Net revenues decreased by $20.1 million (5.6%) to $329.8 million for the nine months ended September 30, 2001 from $349.9 million for the nine months ended September 30, 2000. The revenue decrease in both periods reflected a decline in both our Video and Film Editing and Effects ("Video") business and our Professional Audio ("Audio") business. The Company believes that a portion of the overall decline is due to the general worldwide economic slowdown. Certain product families within these segments, in particular the Broadcast Products portion of the Video business, showed growth in the quarterly and year-to-date periods, but this growth was more than offset by declines in other product families. Also contributing to the decline for the three- and nine-month periods ended September 30, 2001 was an adverse currency effect of $2.3 million and $8.3 million, respectively, assuming exchange rates during these periods remained consistent with the three- and nine-month periods ended September 30, 2000.

During the third quarter, the Company began shipments of Avid Unity MediaNet version 2.0 and Avid NetReview version 1.0, as well as several point-releases of various other existing products. Earlier in the year, the Company began shipments of version 2.0 of NewsCutter XP and NewsCutter XP Mobile, a high definition (HD) version of the Company's DS product, and also began offering iNews products and services as a result of the acquisition in January 2001. The effect of the DS-HD and iNews products and services on the nine months ended September 30, 2001 as compared to the same period in 2000 was to increase revenues by approximately $23.6 million. The impact on revenue of the other product releases on a year-over year basis was not significant.

Net revenues derived through indirect channels were approximately 74% of net revenues for the three months ended September 30, 2001, compared to 85% of net revenues for the same period in 2000. Indirect channel revenues were approximately 80% of net revenues for the nine months ended September 30, 2001, compared to approximately 86% for the same period in 2000. The trend to direct selling during 2001 is due primarily to the growth in sales to our broadcast customers that generally require a longer selling cycle with more direct support.

International sales (sales outside of North America) decreased by 21.8% in the third quarter of 2001 compared to the same period in 2000 and represented approximately 46% and 50% of net revenues, respectively. International sales decreased by 13.0% in the nine-month period ended September 30, 2001 compared to the same period in 2000 and represented approximately 48% and 52% of net revenues, respectively. Despite these declines, the Company expects that international sales will continue to represent a significant portion of our total net revenues.

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

Gross margin increased to 50.7% in the third quarter of 2001 compared to 50.3% in the same period of 2000 and increased to 51.3% for the nine months ended September 30, 2001 from 51.0% for the same period in 2000. The slight gross margin increase in the third quarter was primarily due to lower manufacturing costs and a more favorable product mix. This increase was partially offset by unabsorbed overhead as the result of lower than expected revenue and the negative impact from currency, assuming exchange rates for the quarter ended September 30, 2001 remained consistent with the quarter ended September 30, 2000. The slight increase for the nine-month period was primarily due to a more favorable product mix, lower manufacturing costs and lower discounting and promotions. This increase was partially offset by unabsorbed overhead as the result of lower than expected revenue and the negative impact from currency, assuming exchange rates for the nine-month period ended September 30, 2001 remained consistent with the nine-month period ended September 30, 2000.

Research and Development

Research and development expenses decreased by $1.3 million (6.0%) in the third quarter of 2001 compared to the same period in 2000 and increased by $3.6 million (5.9%) for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in the third quarter was primarily due to decreased variable employee compensation expense as well as increased funding from a third-party partner in conjunction with the development of a certain product. These decreases were partially offset by the increased personnel-related expense associated with acquiring the remaining 50% of iNews in January 2001. The increase in the nine-month period ended September 30, 2001 was primarily due to increased personnel-related expenses and facility costs, primarily associated with the acquisition of iNews in January 2001, partially offset by a reduction in variable compensation expense. Research and development expenses increased to 19.2% of net revenues in the third quarter of 2001 compared to 17.2% in the same quarter of 2000, primarily due to the decrease in revenue for the third quarter of 2001. Research and development expenses increased to 19.6% of net revenues for the nine months ended September 30, 2001 from 17.5% for the nine months ended September 30, 2000. This increase was primarily due to the increase in research and development expenses noted above and the decrease in revenue for the first three quarters of 2001.

Marketing and Selling

Marketing and selling expenses decreased by $2.4 million (7.9%) in the third quarter of 2001 compared to the same period in 2000 and decreased by $1.0 million (1.1%) for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in the third quarter was primarily due to decreases in variable employee compensation and recruiting expenses, various marketing programs and the provision for bad debt expense, partially offset by increased personnel-related expenses associated with the acquisition of iNews in January 2001. The decrease for the nine-month period ended September 30, 2001 was primarily due to reduced bad debt expense, variable compensation expense and trade show expenses, partially offset by increased personnel-related and travel expenses, primarily associated with the acquisition of iNews in January 2001. Marketing and selling expenses increased to 27.0% of net revenues in the third quarter of 2001 compared to 24.7% in the same quarter of 2000 due to the decrease in revenue for the third quarter of 2001. Marketing and selling expenses increased to 26.9% from 25.7% for the nine months ended September 30, 2001 and 2000, respectively, due to the decrease in revenue for the first three quarters of 2001.

General and Administrative

General and administrative expenses decreased by $0.8 million (12.7%) in the third quarter of 2001 compared to the same period in 2000 and decreased by $3.4 million (16.1%) for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in the third quarter was due to reduced recruiting and relocation expenses and variable compensation expenses, partially offset by increased personnel-related expenses, primarily associated with the acquisition of iNews in January 2001. For the year to date periods, the decrease was primarily due to executive severance costs and variable compensation expenses, partially offset by increased personnel-related expenses, primarily associated with the acquisition of iNews in January 2001. The executive severance costs were recorded as a charge in 2000 relating to the termination benefits of certain former officers of the Company. There was no severance charge in 2001. General and administrative expenses increased to 5.2% of net revenues in the third quarter of 2001 compared to 5.0% in the same quarter of 2000 due to the decrease in revenue for the third quarter of 2001. General and administrative expenses decreased to 5.4% from 6.0% of net revenues for the nine months ended September 30, 2001 and 2000, respectively. This decrease was primarily due to the decrease in expenses noted above.

Restructuring and Other Costs, Net

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party who established the entity as a distributor of Avid products. The Company incurred a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit associated with the reversal of the reserve, which was included under the caption Restructuring and other cost, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to Restructuring and other costs, net since the note was fully reserved when received. There was no activity related to the note in the third quarter of 2001. Any future payments to be received under the note will be similarly accounted for only when received.

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

In August 2001, the Company announced and implemented a restructuring plan to further decrease costs through the consolidation of operations and the reduction of approximately 140 jobs worldwide. In connection with this plan, the Company recorded a charge to operating expenses of $8.5 million in the third quarter. The restructuring charge included approximately $6.1 million for severance and related costs of terminated employees and $2.4 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements. This restructuring plan is expected to result in annual cost savings of approximately $11.0 million.

In addition, in the quarter ended September 30, 2001, the Company recorded a credit of $0.2 million to restructuring and other costs, net, associated with a reduction in its estimated liability for executive severance related to a charge initially recorded in 1999.

Amortization of Acquisition-Related Intangible Assets

In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies: The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. Results for the quarters ended September 30, 2001 and 2000 reflect amortization of $5.1 million and $14.9 million, respectively, associated with these acquisition-related intangible assets. Results for the nine-month periods ended September 30, 2001 and 2000 reflect amortization of $30.6 million and $54.5 million, respectively, associated with these acquisition-related intangible assets. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $4.0 million at September 30, 2001. Approximately $0.5 million of additional amortization is expected through December 2001, with the remaining $3.5 million expected to be amortized through December 2004.

Other Income (Expense), Net

Other income (expense), net, generally consists of equity in the income of non-consolidated companies, interest income, and interest expense. Other income (expense), net, for the third quarter 2001 decreased $0.2 million to $0.6 million as compared to the same period in 2000 due to an increase in interest expense, a decrease in interest income and the elimination of the Company's equity in the net income of iNews as a result of the acquisition of the remaining ownership interest in the first quarter of 2001, partially offset by a gain associated with the sale of equity securities. For the nine-month period ended September 30, 2001, other income (expense), net, increased $0.9 million to $4.0 million as compared to the same period in 2000 primarily due to the recording of an unrealized gain on stock received in 2001 in connection with the sale of Avid's share of Avid Sports LLC in June 2000 as well as a realized gain associated with the sale of additional equity securities. This income was partly offset during 2001 by a charge of $1.1 million to partially write-down an investment accounted for under the equity method, and a decrease in interest income.

Provision for Income Taxes

The Company recorded a tax provision of $0.7 million for the third quarter of 2001 after recording a tax provision of $0.8 million in each of the first two quarters of 2001. This compares to a tax provision of $1.25 million recorded in each of the same quarters last year. In general, these provisions were comprised of taxes payable by the Company's foreign subsidiaries. No tax benefit was recorded on the losses generated in other jurisdictions because utilization of net operating loss carryforwards is not assured.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of September 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $76.4 million.

With respect to cash flows, net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2001 compared to $4.0 million provided by operating activities in the same period in 2000. During the nine months ended September 30, 2001, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and decreases in accrued expenses and accounts payable, offset by a decrease in accounts receivable. During the nine months ended September 30, 2000, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and provisions for doubtful accounts, offset by increases in accounts receivable and inventories and decreases in accrued expenses, compensation and benefits.

The Company purchased $9.4 million of property and equipment during the nine months ended September 30, 2001, compared to $5.8 million in the same period in 2000. The purchases for the nine-month period ended September 30, 2001 primarily reflects $3.4 million of computers, furniture and fixtures purchased in connection with the move of the Digidesign facility to Daly City California, hardware and software to support research and development activities and the Company's information systems. The purchases for the nine-month period ended September 30, 2000 were primarily hardware and software to support research and development activities and the Company's information systems. During the nine months ended September 30, 2001, the Company also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews. Additionally, during the nine months ended September 30, 2000, the Company made a cash investment of $2.1 million in Rocket Networks, Inc.

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

As a result of the various restructuring actions taken by the Company during 2001 and prior periods, as of September 30, 2001, the Company has commitments to pay severance and other termination benefits to employees of approximately $4.5 million over the next six months. Additionally, the Company has facility-related cash obligations as a result of losses to be incurred on subleases of space vacancies as part of the restructuring actions of approximately $2.9 million. These payments will be made over the remaining term of the leases, which expire in 2010, unless the Company is able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of "slotting fees," cooperative advertising arrangements and "buydowns." The Company will adopt EITF 00-25 on January 1, 2002 and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes APB Opinion No. 16 "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using the purchase method. SFAS 141 requires disclosures in addition to those required under APB Opinion No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company does not expect the application of SFAS 141 to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements. SFAS 142 requires separate accounting for goodwill and intangible assets that have indefinite useful lives versus finite useful lives. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but instead will be tested annually for impairment. Intangible assets that have finite useful lives will be amortized ratably over the useful life, no longer subject to a 40-year ceiling. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. The Company will adopt SFAS 142 on January 1, 2002. The impact of SFAS 142 on the consolidated financial statements is still being evaluated.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial

Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, launched in December 2000, and with the server, newsroom, and browser products obtained in the recent Pluto and iNews acquisitions. As a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves and developing a strong, loyal customer base. Our competitors, such as Associated Press, Sony, Leitch, Panasonic, and The Grass Valley Group, may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing a share of the market, our business and revenues could be adversely affected.

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

At September 30, 2001, the Company had $39.7 million of forward-exchange contracts outstanding, denominated in various European and Asian currencies and the Canadian and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. Net losses of $129,000 resulting from forward-exchange contracts were included in the results of operations in the third quarter of 2001, which offset net gains on the related assets and liabilities of $29,000. For the nine-month period ended September 30, 2001, net gains of $1.1 million resulting from forward-exchange contracts were recorded, which partially offset net losses of $2.3 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

At September 30, 2001, the Company held $51.6 million in cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

      None

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 2001, the Company filed no current reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Avid Technology, Inc.


Date:  November 13, 2001     By: /s/ Paul J. Milbury
                                 ----------------------------
                                 Paul J. Milbury
                                 Chief Financial Officer
                                 (Principal Financial Officer)



Date:  November 13, 2001     By: /s/ Carol L. Reid
                                 ----------------------------
                                 Carol L. Reid
                                 Vice President and Corporate Controller
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX



      Exhibit No.                        Description