Form 10-K
period 2001-12-31
AVID TECHNOLOGY INC
filed 2002-03-29
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                        March 29, 2002





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


                     Re:  Avid Technology, Inc.
                          File No. 0-21174
                          Annual Report on Form 10-K
                          --------------------------

Ladies and Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                   For the fiscal year ended December 31, 2001

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the Transition period from            to
                                          ----------    ----------
                         Commission File Number 0-21174

                              AVID TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                         04-2977748
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

Avid Technology Park, One Park West, Tewksbury, MA           01876
   (Address of principal executive offices)                  (Zip Code)
                                 (978) 640-6789
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of The Act:

                                      None
           Securities Registered Pursuant to Section 12(g) of The Act:

                           Common Stock $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $356,304,319 based on the closing price of the Common Stock on the NASDAQ National Market on March 14, 2002.

The number of shares outstanding of the registrant's Common Stock as of March 14, 2002, was 26,096,982.

                       Documents Incorporated by Reference

            Document Description                                    10-K Part
            --------------------                                    ---------
Portions of the Registrant's Proxy Statement for the Annual
 Meeting of Stockholders to be held May 22, 2002...................    III

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

                                     PART I
ITEM 1.     BUSINESS

OVERVIEW

     The Company develops, markets, sells and supports a wide range of software, and hardware and software systems, for digital media production, management and distribution. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our product and service offerings enable customers to "Make, Manage and Move Media."

     Make Media. To make media, we offer digital, non-linear video and film editing systems to enable customers to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. (Non-linear systems allow editors to access material as needed rather than requiring them to work sequentially.) To complement these non-linear editing systems, we develop and sell a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television shows and advertising, and news programs. The products include 3D and special effects software products developed by our Softimage subsidiary. We also offer digital audio systems through our Digidesign division. Digidesign's audio systems have applications in music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and permit users to record, edit, mix, process, and master audio in an integrated manner.

     Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNet technology. This technology enables users to share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component for success for many broadcast and media companies with multiple product lines and geographic locations. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets.

     Move Media. We offer products that allow customers to distribute their final product. We believe that the Internet will gradually become a critical content distribution channel. We have developed and sell Internet infrastructure products to support the broadcast of streaming Internet video, and continue to integrate new capabilities into our core products designed for the Internet environment, enabling Internet publishing and Internet video and audio streaming capabilities. In addition, we provide technology for playback directly to air for broadcast television applications.

     Our products are used worldwide in production and post-production facilities, film studios, network, affiliate, independent and cable television stations, recording studios, advertising agencies, government and educational institutions, corporate communication departments, and by game developers and Internet professionals. Projects produced using our products--from major motion pictures and prime-time television to music, video, and marquee recording artists--have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

DIGITAL MEDIA CONTENT MARKETS

     Digital formats and tools have largely displaced analog processes in many markets, such as word processing, electronic spreadsheets, desktop publishing, graphics, and electronic and mechanical design. Because of more challenging technical and cost hurdles in handling digital forms of film, video, and audio signals, markets that rely on these media types have begun to migrate to digital formats and tools only in recent years. As technical advances in digital media content-creation tools have made this migration possible, users have become able to create more complex content that can incorporate several elements of digital media. For example, many video games now include live-action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as "Lord of the Rings," "Pearl Harbor," and "AI (Artificial Intelligence)," integrate sophisticated computer-generated special effects into traditional live action shots.

     We currently participate in two principal markets transitioning from well-established analog content-creation processes to digital content-creation tools. Both of these markets, video and film editing and effects and professional audio, are beginning to use the Internet to collaborate and distribute video and audio content.

     Our video and film editing and effects market consists of professional users, over-the-air and cable broadcast companies, and corporate, government, and educational users. Professional users include independent production or post-production companies that produce video and film material, such as feature films, commercials, entertainment and documentary programming, industrial videos, and music videos; professional character animators and video game developers; and television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. A wide variety of companies originate news programming, including national and international broadcasters, such as the British Broadcasting Corporation, the Cable News Network, the American Broadcasting Company, and the National Broadcasting Company, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators which produce news programming. Users in corporations and various other institutional settings use digital media tools to create and distribute information enriched by the addition of digital media content to their customers and employees.

     Our professional audio market is comprised of professional music studios, project studios, film and television production and post-production facilities television and radio broadcasters, DVD, web and other "new media" production studios, corporate, government, and educational facilities, as well as home-hobbyists and enthusiasts. These companies range in size from individuals to large multi-national corporations. Our products are employed in a wide variety of applications, including recording, editing, mixing, processing and mastering of audio.

ACQUISITIONS IN THE DIGITAL BROADCAST MARKET

     In January 2001, we acquired the remaining 50% ownership interest in AvStar Systems LLC ("AvStar"). AvStar was a joint venture that we had originally established on a 50-50 basis with Tektronix, Inc. (which subsequently sold its interest to The Grass Valley Group, Inc., now a unit of Thomson Multimedia) to focus on developing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. Since September 2000, AvStar has been doing business as iNews, LLC. iNews products include the iNEWS Newsroom Computer System (NRCS) for news journalist story creation and production and Media Browse software, which simplifies news production by giving journalists enhanced functionality and features. These products provide broadcast news software solutions for television, radio, and the Internet. In 2001, Avid worked to integrate products from iNews and from Pluto Technologies International Inc. ("Pluto"), which we acquired in 2000, into a more comprehensive product line offering for the broadcast news markets.

STRATEGY

     Our mission is to serve the industries that Make, Manage and Move Media. Our strategy consists of four key elements:

Maintain a Leading Position in Existing Markets

     We continue to focus on markets where digital media content creation already takes place, and we believe we enjoy a leadership position in each of these primary markets. These include professional video and film editing and effects, including film and television studios and independent production and post-production firms, and music and audio production and post-production markets. We plan to strengthen these positions by enhancing our existing products; by introducing new products that satisfy a broader range of customer needs in these markets, through internal development, joint development with third parties or through acquisitions; and by continuing to provide excellent customer service, support and training.

Extend Technology to Analog-Based Market Sectors

     We believe that we have established unit and revenue market share leadership positions in the professional video and film digital editing markets, the digital audio market, and the markets for broadcast digital news editing. To strengthen these positions and further increase our overall market share, we are specifically targeting market sectors that are currently analog-based. As an example, we believe that expansion opportunity exists in television on-line editing, which is the final piece of the post-production process that today is still mainly tape-based. We believe that because digital solutions more efficiently and cost-effectively address the needs of this editing process than their analog counterparts, tape will ultimately be replaced by file-based digital media. Market sectors that are primarily analog-based, and which we intend to pursue, include broadcast news, corporate and industrial video, and audio mixing, mastering and tracking.

Promote Interoperability of Avid Products and Develop Open and Integrated Workflow Solutions

     Avid continues to invest significant resources in enhancing the interoperation of our broad suite of products that Make, Manage and Move Media. To satisfy the demands of the post-production and broadcast markets, Avid is focused on delivering integrated solutions to the market, rather than isolated tools. With Avid Unity-based collaborative workgroups, we are working to enable all Avid products to connect to one another, sharing common production media assets and metadata in a seamless workflow that encompasses all the disciplines in content creation - acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution, for example, can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of all of Avid's tools. The entire process, including capturing news "feeds," managing scripts and announcer recordings, editing and manipulating video, audio and graphics elements, delivering the finished product to a video server for playback, automated repurposing of the story for web distribution, and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of Avid products working together in an Avid Unity workgroup.

     Beyond simply enabling Avid products to work well with one another as a solution, we design all our products so that they are based on and can work with major industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. We have been a leader in defining and developing the Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to easily exchange digital media and information about the media, or metadata, across platforms and between systems and applications. AAF saves time, simplifies project management, and preserves valuable metadata that can be lost when transferring media between applications.

     In order to address the needs for collaboration and efficient workflow in a wide-area network (or WAN) environment, Avid offers Avid Unity TransferManager and Avid NetReview products. TransferManager enables geographically dispersed content creators to collaborate easily by facilitating the exchange of digital media. TransferManager streamlines and automates the task of transferring production assets between editing systems, between collaborative Avid Unity workgroups, or between an individual editing system and an Avid Unity workgroup. The NetReview application is a browser-based application for frame-accurate review and approval of video and audio content which can be integrated directly into the editing process. NetReview revolutionizes the process of content creation by integrating the feedback of content stakeholders regardless of their physical location. NetReview obviates the need to send a video tape copy of a program to each reviewer by enabling an electronic, file-based workflow that is low-cost, almost instantaneous, and more reliable.

Play a Major Role in Internet Publishing and Distribution

     We believe that the Internet will gradually become a critical content distribution channel for all types of media. For this reason, every Avid editing product can output web-ready files for distribution. For enhanced workflow we offer ProEncode, a dedicated encoding server for Avid Unity-based workgroups. ProEncode automates the process of translating broadcast-quality production assets into web-ready streaming media files. To deliver web content to the consumer, Avid offers the Trilligent line of turn-key streaming media solutions. The Trilligent architecture offers industry-leading price performance, delivering many simultaneous high-quality video and audio streams at a low cost to the user. Trilligent scales from very small corporate deployments - where it can act as a video "library" for applications such as distance learning - to the very largest media streaming enterprise.


PRODUCTS

     The following section lists our products within the two principal markets in which they are sold. A description follows of the major products and product families in each of these categories.

Video and Film Editing and Effects Products

Media Composer for Macintosh and Windows NT Platforms

     Our Media Composer product is a computer-based digital, non-linear editing system designed primarily for use by professional film and video editors. The Media Composer system converts visual and audio source material from tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. The Media Composer product line includes three models, the Media Composer Off-line, 1000 and 9000, which provide various levels of capability and functionality. The Media Composer product is our original product offering and still accounts for a significant portion of our revenues. We believe that the Media Composer product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets.

Avid Symphony

     The Avid Symphony product line offers on-line editing and finishing capabilities targeted at high-end post-production such as primetime television programs and nationally broadcast commercials. The Avid Symphony system is designed to finish high-end editorial projects, which are "off-lined", or put into a narrative story format, on Media Composer and traditionally finished in a linear suite. The Avid Symphony system uses the Windows NT operating system and delivers all of the proven Media Composer editing functionality plus higher-end finishing tools such as advanced scene-to-scene color correction and 24P Universal Mastering.

Film Composer for Macintosh and Windows NT Platforms

     The Film Composer product is a 24 frames-per-second, or fps, editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds - 30 fps in the United States, and 25 fps in other countries - a standard 30 or 25 fps video editing system does not yield an accurate 24 fps film cut list from which to edit a final master of the film. The Film Composer system includes software that determines which frames on the videotape are actual frames from the film source material and allows the creation of a frame-accurate cut list. The Film Composer software also includes special features to meet the specific needs of film editors. We believe the Film Composer system holds a greater unit market share than any other digital non-linear editing system in professional film editing markets.

Avid|DS

     The Avid|DS product is a comprehensive, non-linear production system for creating, editing, and finishing effects-intensive short projects, such as commercials and music videos. It combines a rich set of tools for video and audio editing, compositing, effects generation, image treatment, and project management, all integrated within a unified architecture and common user interface, running on the Windows NT platform. With Avid|DS, digital artists have access to a comprehensive toolset with the capability of processing uncompressed video, combined with a choice of third-party hardware platforms. We released an HD version of the Avid|DS system in early 2001.

Avid Xpress for Macintosh and Windows Platforms

     The Avid Xpress product is a digital, non-linear video editing system designed to meet the needs of media professionals and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress software has a streamlined user interface and editing model targeted for this category of user. As a less expensive product than the Media Composer, Symphony, and Avid|DS systems, the Avid Xpress system targets a broader potential customer base.

Avid Xpress DV for Windows Platforms

     The Avid Xpress DV product is a digital, non-linear video editing system designed to offer the professional quality and sophistication of an Avid system at a lower cost. The Avid Xpress DV system is designed to meet the needs of media professionals, Internet video developers, and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress DV software has a streamlined user interface and editing model, and is targeted for

DV-format based production environments where cost is a major factor. In 2001, our Avid Xpress DV v2.0 product was introduced, which enables users to run the software on a wide range of commodity PC desktop and laptop computers. The Avid Xpress DV system delivers the industry leading Avid-editing interface at an affordable low price entry point in a portable form convenient for editing in the field or on location. In 2002, we plan to release our Avid Xpress DV v3.0 product for both Macintosh- and Windows- based platforms.

NewsCutter Effects

     Our NewsCutter Effects product is a computer-based digital, non-linear video editing system designed to meet the demands of television news production. The NewsCutter Effects system supports the popular DVCPro 25 and 50 megabyte media compression formats and the emerging D10/IMX format, and is built on a Windows NT-based computer platform. NewsCutter Effects enables broadcast news editors to edit news and news features in an environment with time-critical demands. Based on the same core technology as the Media Composer system, the NewsCutter Effects system offers a range of editing and effects features. NewsCutter Effects can operate as a stand-alone editing system or in a news production workgroup with a playback system.

NewsCutter XP

     Our NewsCutter XP product significantly expands the reach of the NewsCutter product line, delivering a powerful editing suite into the hands of a journalist in the field using a laptop and a portable camera. The Desktop version of NewsCutter XP offers a lower cost alternative to NewsCutter Effects, with all the news-specific innovation of the NewsCutter line, excluding hardware based acceleration.

Avid AirSPACE, VideoSPACE and HyperSPACE

     Originally developed by Pluto, the AirSPACE, VideoSPACE and HyperSPACE products, together with other Avid products, provide us with end-to-end broadcast solutions from ingest to editing, storage and playback. These products have been among the industry's leaders in HDTV and SDTV broadcast and post-production server solutions. When combined with NewsCutter Effects, NewsCutter XP and the Avid Unity for News systems, the AirSPACE product line is a preferred server for news applications.

Avid iNews Products

     The Avid iNews product is a newsroom production and automation system designed to facilitate and integrate the processes of news gathering, story creation, script editing, and newscast planning and creation. The Avid iNews system features a simplified user interface for novice users and the ability to export to the Internet and directly access Internet news files using standard web browsers. The Avid iNews system is easily scalable from 10 to 10,000 users, and its WAN capabilities allow stories to be automatically routed from one station in a group to another.

     The Avid Media Browse desktop tool streamlines news production by giving producers, journalists, and writers simultaneous access to view video assets, select clips, and perform simple edits at their workstations. With the AvidMedia Browse product, media is available to multiple users even while feeds are recording. Edit decisions can be automatically transferred to a NewsCutter system. Additionally, the Media Browse tool is integrated with the Avid Unity MediaNet for News environment.

SOFTIMAGE|XSI

     Our SOFTIMAGE|XSI product, which is our next-generation non-linear animation (NLA) system, builds on the success of our earlier SOFTIMAGE|3D product. This versatile toolset is designed for digital artists in the film, commercial/broadcast and games and interactive industries. With its modeling, animation and rendering toolsets, the SOFTIMAGE|XSI v2.0 system lays a foundation that allows the modern digital artist to innovate, create, and collaborate in new ways with fast and efficient tools and workflows for producing high-quality 3D imagery. SOFTIMAGE|XSI v2.0 is certified for Windows NT, Windows 2000 IRIX and LINUX platforms.

SOFTIMAGE|3D

     Our SOFTIMAGE|3D product is a content creation tool for 3D character animation for the film, commercial, and games development markets. As a price/performance leader, SOFTIMAGE|3D features production-proven organic modeling, character animation tools, and high-quality photo-realistic rendering. These tools are specifically designed for integration into the overall production pipeline, providing rapid, high-quality results to meet the most demanding deadlines. SOFTIMAGE|3D also features an easy upgrade path to the next-generation SOFTIMAGE|XSI NLA system. SOFTIMAGE|3D v4.0 is certified for Windows NT, Windows 2000, IRIX and LINUX platforms.

Storage Systems

     We offer a family of media storage solutions for use with our systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. We purchase disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrate them, enhance their performance, test and certify them for use with our systems, and package them in various configurations. These storage systems range in capacity from nine gigabytes to over seven terabytes (7,000 gigabytes).

Avid Unity MediaNet

     Avid Unity MediaNet is a set of open networking and central storage technologies based on an advanced media file system that enables realtime, simultaneous sharing of high-bandwidth media. Avid Unity MediaNet connects editors, artists, sound designers, and effects specialists throughout a digital facility to the same network, significantly improving workflow, raising productivity, and enhancing creativity by eliminating many of the routine, mechanical tasks associated with managing today's part-linear, part-non-linear post-production process. Included in Avid Unity MediaNet are advanced media transfer utilities and server-assisted shared storage and networking technologies, providing support for a wide range of applications and platforms.

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

Professional Audio Products

Pro Tools

     Developed by our Digidesign division, the Pro Tools product is a multi-track, non-linear digital audio workstation that runs on Mac OS- and Windows-based personal computers. Pro Tools software provides solutions for the entire audio production process, including sound synthesis, recording, editing, signal processing, integrated surround mixing, and mastering. Pro Tools users are in the consumer, prosumer and professional music, film, television, radio, multimedia, DVD, and Internet production markets. Digidesign offers Pro Tools software in a variety of configurations, ranging from Digi ToolBox and Digi 001 systems for home music studios, to high-end Pro Tools systems for professional music and post production, including the ProTools|HD system which began shipping in early 2002. The Pro Tools system also supports a rich development architecture, with more than 100 development partners providing additional software and hardware solutions for the Digidesign architecture.

ProControl

     ProControl is Digidesign's high-end, expandable hardware control surface for hands-on access to the recording, editing, processing, and surround mixing capabilities of Pro Tools software. The ProControl control surface connects to the Pro Tools software via high-speed Ethernet. ProControl allows full control of Pro Tools functions with patented faders and dedicated switches, character displays and knobs. With its modular design, the ProControl system can be customized to fit any studio, providing from 8 to 48 channels of simultaneous control. The Edit Pack option adds integrated control of advanced editing and surround mixing features, and make the ProControl product a comprehensive front end for professional Pro Tools systems.

Control|24

     In early 2001, Digidesign released Control|24, a control surface that combines hands-on access to Pro Tools software features and high-quality microphone pre-amplifiers from Focusrite Audio Engineering, Ltd., a leading manufacturer of analog audio processing equipment. The Control|24 product communicates with Pro Tools software via Ethernet, and provides control of a vast majority of Pro Tools functions. Control|24 is a 24-channel, fixed-size control surface, designed for music production and broadcast applications.

AVoption and AVoption|XL

     The AVoption and AVoption|XL products are hardware options for Pro Tools systems that allow the user to record, edit and process sound synchronized with Avid-format, non-linear digital video. Designed for post production professionals working in film, TV, and video, these options enable capture, playback, and basic editing of broadcast-quality picture from projects originating on Avid Media Composer, Film Composer and Symphony systems. AVoption and AVoption|XL products also include DigiTranslator, a software option that provides users with a high level of media and metadata interchange with any Avid-compatible system.

SALES AND SERVICE

     We market and sell our solutions through a combination of direct and indirect sales channels, covering a range of industries that Make, Manage and Move Media throughout the world.

     From our traditional stronghold in the high-end post-production market to broadcast news, low-cost post-production, and streaming media solutions, we ensure balanced market and geographic sales coverage. Our products are sold primarily through a network of more than 250 independent distributors, value-added resellers and dealers. These channels are supplemented by a team of Avid sales representatives directly serving select customers and markets.

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

MANUFACTURING AND SUPPLIERS

     Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components, and complete systems. We also rely on independent contractors to manufacture components and subassemblies to our specifications. Our systems undergo testing and quality assurance at the final assembly stage. We are dependent on a number of sole source vendors for certain key hardware components of our products. For the risks associated with our reliance upon certain vendors, see "Certain Factors that May Affect Future Results" under Item 7.

     We have manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; Madison, Wisconsin; and Menlo Park, California. The Company has also contracted with third-party manufacturing facilities for certain component parts.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on Windows NT-based and Apple computers. This includes the development and enhancement of best-in-class video, film, 3D animation, and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. Our research and development efforts therefore also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Increasingly, we design our systems to be Internet-enabled with technology for encoding and streaming media to the Internet. Our research and development operations are primarily in Tewksbury, Massachusetts; Daly City and Santa Monica, California; Madison, Wisconsin; and Montreal, Canada. We also employ independent firms and contractors in the United States and abroad for certain research and development activities.

COMPETITION

     The markets for our products are highly competitive and subject to rapid change. Competition is fragmented with a large number of suppliers providing different types of products to different markets.

     In the video and film editing and effects market, we encounter competition primarily from vendors that offer similar digital production and post-production editing, effects, and animation products based on standard computer platforms. Our competitors in the digital production and post-production editing and effects markets include Discreet Logic (a division of Autodesk, Inc.), Apple Computer, Quantel, Alias/Wavefront (a subsidiary of Silicon Graphics), Panasonic (a subsidiary of Matsushita), Media 100 Inc., Pinnacle Systems, Inc. and Sony Corporation. Our animation competitors include Discreet Logic, Alias/Wavefront, and NewTek. We also compete with vendors that offer editing and effects products for originators of broadcast news. Our broadcast competitors include Associated Press, Sony, Panasonic, The Grass Valley (now, a unit of Thomson Multimedia), and Leitch. In the storage market, our competitors include EMC, Transoft (HP), Medea, Rorke Data, and Compaq. We also compete with vendors that generally have offered analog-based products, such as Sony and Matsushita. We expect that competition from these vendors will increase to the extent that such vendors develop and introduce digital media products.

     In the professional audio market, we compete primarily with traditional analog and digital recording and/or mixing system suppliers including Euphonix, Mackie Designs, Alesis, and Yamaha as well as other disk-based digital audio system suppliers including Fairlight, Roland, Steinberg, Studio/Audio/Video (SADie), and others. In addition, companies such as Creative Technology currently provide low-cost digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not also introduce products that are more directly competitive with our products.

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

EMPLOYEES

     The Company employed 1,543 people as of December 31, 2001.

ITEM 2.     PROPERTIES

     Our principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In September 2000, we subleased a portion of this space to an unrelated company. The sublease expires in 2003. In January 2002, we vacated additional space in Tewksbury in connection with our 2001 restructuring action and are currently seeking a tenant for that space.

     We also lease facilities in Dublin, Ireland; Madison, Wisconsin; and Menlo Park, California for the manufacture and distribution of our products. We additionally lease office space in Daly City, California housing our Digidesign headquarters, including administrative, sales and marketing, and research and development activities and in Iver Heath, United Kingdom, for our European headquarters, including administrative, sales, and support functions. Finally, we lease a facility in Montreal, Canada, which houses certain administrative, research and development, and support operations.

     In September 1995, our United Kingdom subsidiary entered into a 15-year lease in London, England. We vacated this property in 1999 as part of our corporate restructuring actions, and have currently sublet all of this space. We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

     We anticipate that our leased facilities will be adequate for our needs during 2002.

ITEM 3.    LEGAL PROCEEDINGS

     On June 7, 1995, Avid filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Media 100 that, among other things, Media 100 willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Media 100. The litigation has been dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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

     In  March  1999,  Avid  and  Tektronix,   Inc.  were  sued  by  Glen  Holly
Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. All of the claims against the Company and Tektronix were dismissed by the lower court. Glen Holly is appealing the lower court's decision. Avid views the complaint and appeal as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2001.

                        EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER        AGE               POSITION(S)

David Krall               41      President and Chief Executive Officer

Paul J. Milbury           53      Vice President and Chief Financial Officer

David R. Froker           46      Vice President and General Manager, Digidesign

Joseph Bentivegna         41      Vice President of Video Development and
                                  Operations

Charles L. Smith          41      Vice President of Worldwide Sales,
                                  Marketing & Services

Michael J. Rockwell       35      Chief Technology Officer

Carol L. Reid             54      Vice President and Corporate Controller

Ethan E. Jacks            48      Vice President of Business Development,
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

JOSEPH BENTIVEGNA. In August 2001, Mr. Bentivegna was appointed Vice President of Video Development and Operations. Prior to August 2001, he held several other positions at Avid including Vice President and General Manager of Avid Media Solutions from June 2000 to August 2001, Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

CHARLES L. SMITH. Mr. Smith was appointed Vice President of Worldwide Sales, Marketing and Services in November 1999. Prior to serving in his present position, Mr. Smith served in various capacities at Digidesign: Vice President of Sales and Marketing from October 1996 to November 1999, Vice President of International Sales from August 1995 to October 1996, and Managing Director Digidesign UK from May 1993 to August 1995.

MICHAEL J. ROCKWELL. Mr. Rockwell was appointed Chief Technology Officer of Avid in August 2001. Mr. Rockwell has also served as Vice President and General Manager of Avid Internet Solutions from June 2000 to August 2001 and as Chief Architect for Software Engineering of Digidesign, from January 1997 to November 1999. Prior positions with Digidesign were Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

CAROL L. REID. Ms. Reid joined Avid in November 1998 as Vice President and Corporate Controller. Prior to joining the Company, Ms. Reid spent 20 years at Digital Equipment Corporation (now Compaq Computer Corporation), where she was Vice President of Internal Audit from January 1998 to November 1998 and Assistant Treasurer/Director from October 1994 to January 1998.

ETHAN E. JACKS. Since March 1999, Mr. Jacks has served as Vice President of Business Development and Chief Legal Officer. From May 2000 to December 2000, he also served as Acting Chief Financial Officer. Prior to joining Avid, Mr. Jacks was Vice President and General Counsel for Molten Metal Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner at McDermott, Will & Emery.



There are no family relationships among the named executive officers.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2001 and 2000.

             2001                       High               Low
             ----                       ----               ---

         First Quarter                 $21.813           $12.500
         Second Quarter                $17.420           $11.500
         Third Quarter                 $15.700            $6.650
         Fourth Quarter                $12.890            $6.550


             2000                       High               Low
             ----                       ----               ---

         First Quarter                 $24.500           $11.438
         Second Quarter                $20.563           $ 9.375
         Third Quarter                 $15.438           $10.063
         Fourth Quarter                $21.000           $13.359


     On March 14, 2002, the last reported sale price of the Nasdaq National Market for our common stock was $13.699 per share. The approximate number of holders of record of our common stock at March 14, 2002, was 597. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

     We have never declared or paid cash dividends on our capital stock and currently intend to retain all available funds for use in the operation of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth our selected condensed consolidated financial data. Included in our financial statements and selected financial data are the results of operations of Softimage, which we acquired on August 3, 1998, and iNews, which we acquired on January 1, 2001. These acquisitions were accounted for as purchases and, accordingly, the results of operations of Softimage and iNews are included as of their acquisition dates. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                                  For the Year Ended December 31,
                                                                      ---------------------------------------------------------
                                                                         2001        2000        1999        1998        1997
                                                                      ---------------------------------------------------------
Net revenues                                                           $434,638    $476,090    $452,555    $482,377    $471,338
Cost of revenues                                                        213,572     234,424     205,877     190,249     221,553
                                                                      ---------   ---------   ---------   ---------   ---------
 Gross profit                                                           221,066     241,666     246,678     292,128     249,785
                                                                      ---------   ---------   ---------   ---------   ---------
Operating expenses:
 Research and development                                                86,140      82,900      88,932      88,787      73,470
 Marketing and selling                                                  113,053     119,469     129,889     125,280     120,394
 General and administrative                                              23,313      27,504      28,147      28,549      25,808
 Restructuring and other costs, net                                       8,268                  14,469      28,373
 Amortization of acquisition-related intangible assets                   31,168      66,872      79,879      34,204
                                                                      ---------   ---------   ---------   ---------   ---------
  Total operating expenses                                              261,942     296,745     341,316     305,193     219,672
                                                                      ---------   ---------   ---------   ---------   ---------
Operating income (loss)                                                 (40,876)    (55,079)    (94,638)    (13,065)     30,113
Other income and expense, net                                             5,529       3,730       3,459       8,636       8,125
                                                                      ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes                                       (35,347)    (51,349)    (91,179)     (4,429)     38,238
Provision for (benefit from) income taxes                                 2,800       5,000      46,369        (796)     11,854
                                                                      ---------   ---------   ---------   ---------   ---------
Net income (loss)                                                      ($38,147)   ($56,349)  ($137,548)    ($3,633)    $26,384
                                                                      =========   =========   =========   =========   =========

Net income (loss) per common share - basic                               ($1.49)     ($2.28)     ($5.75)     ($0.15)      $1.14
                                                                      =========   =========   =========   =========   =========

Net income (loss) per common share - diluted                             ($1.49)     ($2.28)     ($5.75)     ($0.15)      $1.08
                                                                      =========   =========   =========   =========   =========

Weighted average common shares outstanding - basic                       25,609      24,683      23,918      23,644      23,065
                                                                      =========   =========   =========   =========   =========

Weighted average common shares outstanding - diluted                     25,609      24,683      23,918      23,644      24,325
                                                                      =========   =========   =========   =========   =========



CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                                   As of December 31,
                                 ------------------------------------------------------
                                     2001      2000      1999       1998       1997
                                 ------------------------------------------------------
Working capital                     $85,490   $96,585   $70,344   $118,965   $186,474
Total assets                        215,806   266,482   312,024    486,715    356,805
Long-term obligations                13,020    13,449    14,220     13,261        403
Total stockholders' equity          104,758   137,850   167,923    290,311    241,794


SUPPLEMENTAL PRO FORMA INFORMATION:

     The following table presents pro forma operating  income (loss),  excluding
the  impact  of   restructuring   and  other  costs,  net  and  amortization  of
acquisition-related intangible assets.

In thousands:

                                                                               For the Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                    2001         2000        1999        1998        1997
                                                                  --------     -------     -------     -------     -------
Pro forma operating income (loss), excluding restructuring
and other costs, net and amortization of acquisition-related
intangible assets                                                 ($1,440)     $11,793      ($290)     $49,512     $30,113
                                                                  ========     =======     =======     =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets, sells and supports a wide range of software, and hardware and software systems, for digital media production, management and distribution. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals.

     During the fourth quarter of 1999, we announced and implemented a restructuring plan to strategically refocus our business and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability to the Company. The process included a re-evaluation of our core competencies, technology plan, and business model, and was completed in tandem with the development of our fiscal 2000 operating plan. The restructuring plan resulted in a charge of approximately $9.6 million related to the termination of 209 employees, or 11% of our work force, and the vacating of certain facilities, as well as the discontinuation of a limited number of products.

     During 2001, we announced and implemented restructuring plans to decrease costs through the consolidation of operations. The restructuring actions were taken to further improve the Company's cost structure and profitability given the economic pressures facing the industry, and were generally not targeted at specific products or services. As a result, we recorded total charges of $10.0 million during the year related to the termination of 194 employees, or 11% of our work force, and the vacating of certain facilities.

     In January 2001, we acquired the remaining 50% ownership interest in iNews, which was formerly held by The Grass Valley Group (now, a unit of Thomson Multimedia). Since the acquisition date, operating results of iNews have been included in our consolidated operating results. Prior to that date, our share of the operating results of iNews was included in other income (expense).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In Management's Discussion and Analysis of Financial Condition and Results of Operations we discuss Avid's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition; allowances for product returns and exchanges; allowance for bad debts; reserves for recourse under financing transactions; and the valuation of inventories and income tax assets. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management   believes  the  following  critical  accounting  policies  most significantly affect the portrayal of the Company's financial condition and require management's most difficult and subjective judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

     We recognize revenue from sales of software or products including proprietary software upon receipt of a signed purchase order or contract and product shipment, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," as amended, are met.

     Avid's products do not require significant production, modification or customization of software. Installation of our products generally requires insignificant effort and is not typically performed by us. For sales where installation is complex and non-routine, our policy is to defer product revenue until such installation is satisfactorily completed. In addition, in rare circumstances when an order includes a customer acceptance provision, we defer all revenue recognition until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

     We generally recognize revenue upon shipment of our products to end-users or distributors. Approximately 79% of our revenue is derived from indirect sales channels, including authorized resellers and distributors. Most of our resellers and distributors are not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, some channel partners, particularly those who resell our Audio products, have agreements with us that grant them limited rights of return, stock rotation and price protection. We record a provision for estimated returns and other allowances in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, management analyzes historical returns and credits and considers the impact of new product introductions, changes in customer demand, current economic conditions, and other known factors. Material differences may result in the amount and timing of our revenue for any period if management makes judgments or uses estimates that prove to be materially different from actual experience.

     We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and recognize them when delivery of those elements occurs or when fair value can be established.

     At the time of a sale transaction, Avid must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management is reasonably assured that collection will occur. In making this assessment, management considers customer credit-worthiness and historical payment experience. At that same time, we assess whether the fee associated with the order is fixed or determinable, considering the payment terms of the transaction, our collection experience in similar transaction without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days (but up to 90 days) after the invoice date, we generally consider that the fee is not fixed or determinable.

Allowance for Bad Debts and Reserves for Recourse under Financing Transactions

     Avid maintains allowances for bad debts for estimated losses resulting from the inability of its customers to make required payments for products or services. When evaluating the adequacy of the allowance for doubtful accounts, we analyze accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Avid, through a third party, provides lease financing options to some of its customers. Under the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. We record revenue from these transactions upon the shipment of our products since we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We maintain a reserve for estimated recourse losses under this financing program based on historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participated in the program could require additional reserves.

Inventories

     Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. Our management regularly reviews inventory quantities on hand and writes down inventory for estimated obsolescence or unmarketability based upon assumptions about future inventory demand, generally for the following twelve months, and market conditions. If actual future demand or market conditions are less favorable than those estimated by management, additional inventory write-downs might be required.

Income Tax Assets

     We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through December 31, 2001, we believe it is more likely than not that all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over many periods.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                               2001       2000       1999
                                                            -------------------------------
Net revenues                                                  100.0%     100.0%     100.0%
Cost of revenues                                               49.1%      49.2%      45.5%
                                                              -------    -------    -------
  Gross profit                                                 50.9%      50.8%      54.5%
                                                              -------    -------    -------
Operating expenses:
  Research and development                                     19.8%      17.4%      19.7%
  Marketing and selling                                        26.0%      25.1%      28.7%
  General and administrative                                    5.4%       5.8%       6.2%
  Restructuring and other costs, net                            1.9%                  3.2%
  Amortization of acquisition-related intangible assets         7.2%      14.0%      17.7%
                                                              -------    -------    -------
    Total operating expenses                                   60.3%      62.3%      75.5%
                                                              -------    -------    -------
Operating loss                                                 (9.4%)    (11.5%)    (21.0%)
Other income (expense), net                                     1.3%       0.8%       0.8%
                                                              -------    -------    -------
Loss before income taxes                                       (8.1%)    (10.7%)    (20.2%)
Provision for income taxes                                      0.7%       1.1%      10.2%
                                                              -------    -------    -------
Net loss                                                       (8.8%)    (11.8%)    (30.4%)
                                                              =======    =======    =======


     Excluding amortization of acquisition-related intangible assets and, in 2001 and 1999, restructuring and other costs, net, pro forma operating income
(loss) was (0.3%), 2.5% and (0.1%) of net revenues in 2001, 2000 and 1999, respectively.

Net Revenues

     Our net revenues have been derived mainly from the sales of computer-based digital, non-linear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. This market has been, and we expect it to continue to be, highly competitive. A significant portion of these revenues are generated by sales near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis. Net revenues decreased 8.7% from $476.1 million in 2000 to $434.6 million in 2001. This decrease occurred across product families in both our Video and Film Editing and Effects ("Video") business and our Professional Audio ("Audio") business. We believe that a portion of this overall decline was due to the general worldwide economic slowdown, and if this slowdown continues, it may impact our future revenues as well. Certain product families within the Video business segment, in particular broadcast products and services, Avid Unity, and Avid|DS HD (introduced in early 2001), showed growth year-over-year, but this growth was more than offset by declines in other product families, including Media Composer. The increase in broadcast product and service revenue was attributable primarily to the acquisitions of iNews in January 2001 and Pluto in September 2000. The decline in the Audio business segment was primarily attributable to weaker third and fourth quarter revenues as customers anticipated the release in early January 2002 of the new HD products.

     Net revenues increased 5.2% from $452.6 million in 1999 to $476.1 million in 2000. The increase in net revenues during 2000 was attributable primarily to our Audio business segment, which had a revenue increase of $30.9 million year-over-year attributable to the Digi 001 product, introduced in late 1999, and distribution of third-party audio-related and Pro Tools compatible products. Certain products within the Video business, in particular Avid Unity MediaNet, introduced in late 1999, and Avid Xpress DV, introduced in early 2000, contributed to an increase in revenue, but this increase was more than offset by declines in other product families.

     During 2001, we began shipments of Avid|DS HD, Newscutter XP v2.0, Newscutter XP Mobile, Avid Unity MediaNet v2.0, Avid Unity LANshare 1.0 and SOFTIMAGE|XSI v2.0, as well as several point-releases of other existing products. We also began offering iNews products and services as a result of the acquisition in January 2001. In 2000, we introduced several new products and version updates of existing products, including Avid Xpress DV on IBM IntelliStation for the Windows NT platform, SOFTIMAGE|XSI, Trilligent Cluster, Avid Unity for News and NewsCutter Effects v2.0. We also began offering Pluto products and services as a result of the acquisition in September 2000.

     Net revenues derived through indirect channels were approximately 79% for 2001, compared to 85% of net revenue for 2000 and 89% of net revenue for 1999. The trend to direct selling during 2001 is due primarily to the growth in sales to our broadcast customers that generally require a longer selling cycle with more direct support.

     International sales (sales to customers outside the United States and Canada) accounted for 47.6% of our 2001 net revenues, compared to 51.1% for 2000 and 51.3% for 1999. International sales decreased by approximately $36.6 million or 15.0% in 2001 compared to 2000 and increased by approximately $11.3 million or 4.9% in 2000 compared to 1999. The decrease in international sales for 2001 compared to 2000 reflected decreases in Europe primarily and, to a lesser extent, the Asia Pacific region and Latin America. Management believes these declines are attributable to the economic climate and the impact of currency translation. The increase in international sales for 2000 compared to 1999 reflected increases in the Asia Pacific region primarily and, to a lesser extent, Latin America, partially offset by decreases in Europe.

Gross Profit

     Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing, and distribution of finished products; warehousing; post-sales customer support costs; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold by the Company, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, and sales of aftermarket hardware products. Gross margin increased to 50.9% in 2001 compared to 50.8% in 2000, which had decreased from 54.5% in 1999. The increase during 2001 reflects lower vendor material costs, manufacturing efficiencies, and in the Video business, a favorable product mix. These increases were partially offset by a shift to lower margin Audio products and the negative impact of currency fluctuations, primarily a weakening of the Japanese yen, and to a lesser extent the euro, resulting in lower U.S. dollar equivalent revenue. The decrease in the gross margin during 2000 from 1999 reflects the impact of currency fluctuations, primarily a weakening of the euro resulting in lower U.S. dollar equivalent revenue, a shift to lower-margin products and upgrades, pricing and other sales promotion programs, partially offset by efficiencies in manufacturing.

Research and Development

     Research and development expenses increased by $3.2 million, or 3.9%, in 2001 compared to 2000 and decreased by $6.0 million, or 6.8%, in 2000 compared to 1999. The increase in expenditures in 2001 was primarily due to increased personnel-related expenses and facility costs, primarily associated with the acquisitions of iNews in January 2001 and Pluto in September 2000 and the relocation of Digidesign's facilities in late 2001, partially offset by a reduction in variable employee compensation expense. The decrease in expenditures in 2000 compared to 1999 was primarily the result of restructuring actions implemented in late 1999. Spending reductions were realized during 2000 in personnel and occupancy costs and were partially offset by investments in several new initiatives, including Internet endeavors and the broadcast business as well as the Digidesign Audio business and lower-end products such as Avid Xpress DV. Research and development expenses increased as a percentage of net revenues, to 19.8% in 2001 from 17.4% in 2000, primarily due to the increased expenses noted above and the decreased revenue base in 2001. Research and development expenses decreased as a percentage of net revenues to 17.4% in 2000 from 19.7% in 1999, primarily due to our 1999 restructuring actions coupled with an increased revenue base in 2000.

Marketing and Selling

     Marketing and selling expenses decreased by $6.4 million, or 5.4%, in 2001 compared to 2000 and decreased by $10.4 million, or 8.0%, in 2000 compared to 1999. The decrease in expenditures in 2001 was primarily due to reductions in bad debt expense, variable employee compensation and trade show expenditures. These decreases were partially offset by twelve months of incremental iNews costs. The decrease in expenditures in 2000 compared to 1999 was primarily the result of restructuring actions implemented in late 1999. Spending reductions were realized during 2000 in personnel related costs, occupancy and marketing related costs. These reductions were slightly offset by investments in several new areas including our Internet initiatives. Marketing and selling expenses increased as a percentage of net revenues to 26.0% in 2001 from 25.1% in 2000, primarily due to a decreased revenue base in 2001. Marketing and selling expenses decreased as a percentage of net revenues, to 25.1% in 2000 from 28.7% in 1999, primarily due to the 1999 restructuring actions discussed above, coupled with an increased revenue base in 2000.

General and Administrative

     General and administrative expenses decreased by $4.2 million, or 15.2%, in 2001 compared to 2000 and decreased by approximately $0.6 million, or 2.3%, in 2000 compared to 1999. The decrease in expenses in 2001 was primarily the result of reduced personnel-related costs, including variable compensation expense, recruiting and relocation costs and executive severance benefits. The decrease in expenses in 2000 compared to 1999 primarily represented reduced personnel-related costs related to restructuring actions implemented in late 1999, consulting fees, legal fees and travel. These reductions in 2000 were partially offset by executive severance benefits, profit sharing expense and retention programs. General and administrative expenses decreased as a percentage of net revenues to 5.4% in 2001 from 5.8% in 2000, primarily due to the reductions in personnel related costs discussed above. General and administrative expenses decreased as a percentage of net revenues to 5.8% in 2000 from 6.2% in 1999, as a result of reduced spending due to the restructuring actions and an increased revenue base.

Restructuring and Other Costs

     In March 2001, we implemented a restructuring plan related to the Softimage operations. As a result, 47 employees were terminated, primarily in Montreal, Canada, and we vacated a leased facility in California. In connection with this plan, we recorded a $1.3 million restructuring charge during the first quarter of 2001. The restructuring charge included approximately $1.1 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment. In June 2001, we implemented a restructuring plan related to the Avid Internet Solutions operations resulting in the termination of 7 employees and a restructuring charge of $0.2 million for severance and related costs. In connection with these plans, we made cash payments during 2001 of $1.4 million, of which $1.3 million related to personnel costs and $0.1 million was facilities-related.

     In August 2001, we implemented a restructuring plan to further decrease costs through the consolidation of operations and the reduction of approximately 140 jobs worldwide. In connection with this plan, we recorded a charge to operating expenses of $8.5 million in the third quarter. The restructuring charge included approximately $6.1 million for severance and related costs of terminated employees and $2.4 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements which will be abandoned upon vacating the related properties in 2002. This restructuring plan is expected to result in annual cost savings of approximately $11.0 million. During 2001, we made cash payments of $4.7 million related to personnel severance-related costs. The remaining accrual balance at December 31, 2001 was $3.8 million, of which $1.4 million relates to personnel costs and $2.4 million relates to facility costs.

     In November 1999, we implemented a restructuring plan to strategically refocus the Company and bring operating expenses in line with net revenues, with the goal of restoring long-term profitability and supporting our new strategic initiatives. The process included a re-evaluation of our core competencies, technology plans and business model, and was completed in tandem with development of our fiscal 2000 operating plan. The major elements of the restructuring plan included the termination of certain employees and the vacating of certain facilities. The plan also provided for no further releases of a limited number of existing product offerings, including stand-alone Marquee, Avid Cinema, Media Illusion and Matador. In connection with this plan, we recorded a restructuring charge of $9.6 million. The charge included approximately $6.6 million for severance and related costs for 209 employees on a worldwide basis, $2.4 million for facility vacancy costs and approximately $0.6 million of non-cash charges relating to the disposition of certain fixed assets that would no longer be used. At the time of the charge, the Company expected that these restructuring actions would result in an expense reduction of approximately $18.0 million on an annualized basis and results, net of incremental investments contemplated at the time the restructuring plan was implemented, have been in accordance with management's expectations. Since 1999, we have made cash payments of $7.9 million, of which $6.6 million was related to personnel costs and $1.2 million was facilities-related. The remaining accrual balance at December 31, 2001 was $1.2 million, the majority of which relates to estimated losses on office space in the United Kingdom which we vacated and sublet.

     In December 1999, in connection with the resignation of two executive officers, we incurred and recorded a charge of $2.9 million for termination benefits as specified in the employment contracts of the officers. Through December 31, 2001, cash payments of approximately $2.4 million have been made in full satisfaction of our obligations. As a result, in 2001, we recorded a credit of $0.5 million to restructuring and other costs, net, associated with a reduction in the estimated liability.

     In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party who established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company recorded in 1999 a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit associated with the reversal of the reserve, which was included under the caption restructuring and other cost, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to restructuring and other costs, net since the note was fully reserved when received. Any future payments to be received under the note will be similarly accounted for only when received.

Amortization of Acquisition-related Intangible Assets

     In connection with our August 1998 acquisition of the business of Softimage, we allocated $127.8 million to goodwill and $88.2 million to intangible assets consisting of completed technologies, work force, and trade name. During 1999, a balance sheet purchase accounting adjustment was recorded which decreased goodwill by approximately $6.9 million. Included in the operating results for 2001, 2000 and 1999 is amortization of these intangible assets and goodwill of $28.5 million, $66.5 million, and $79.9 million, respectively. As of December 31, 2001, these intangible assets, including goodwill, were fully amortized.

     During 2001 and 2000, we recorded additional intangible assets as we acquired the following companies: iNews, LLC, The Motion Factory, Inc. and Pluto Technologies International Inc. In connection with these acquisitions, we allocated $6.5 million to intangible assets consisting of completed technologies and work force. Included in the operating results for 2001 and 2000 is amortization of these intangible assets of $2.7 million and $0.3 million, respectively. The unamortized balance of the intangible assets relating to these acquisitions was $3.5 million at December 31, 2001.

Other Income and Expense, Net

     Other income and expense, net, generally consists of interest income, interest expense and equity in income of non-consolidated companies. During 2001, other income and expense, net, increased $1.8 million from $3.7 million. The increase was primarily due to a net gain of $4.0 million recorded upon the sale of all common stock received by us in connection with the sale in 2000 of our investment in Avid Sports LLC, including additional shares of common stock received during the second quarter of 2001. This increase was partially offset by a decrease in interest income, primarily attributable to a decline in interest rates; the elimination of our equity in the net income of iNews as a result of the acquisition of the remaining ownership interest in 2001; and an impairment charge of $1.1 million on an unconsolidated entity accounted for under the cost method. During 2000, other income and expense, net, increased to $3.7 million from $3.5 million in 1999. The increase was primarily related to an increase in income related to non-consolidated companies, which was partially offset by an increase in interest expense.

Provision for Income Taxes

     Our effective tax rate was 8%, 10% and 51%, respectively, for 2001, 2000, and 1999. The tax rate for 2001 includes an addition to the valuation allowance against all U.S.-related deferred tax assets and an addition to the valuation allowance against a majority of the foreign deferred tax assets. Based on the level of deferred tax assets as of December 31, 2001 and the level of historical U.S. and foreign taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a valuation allowance. Excluding the impact of the valuation allowance, our effective tax rate would have been (34%) for 2001. This differs from the Federal statutory rate of (35%) due primarily to state taxes, the U.S. Federal Research Tax Credit and our foreign subsidiaries, which are taxed at different rates.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 2001, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $73.0 million.

     With respect to cash flow, net cash provided by operating activities was $8.7 million in 2001 compared to $12.1 million in 2000 and $7.6 million in 1999. During 2001, cash generated from operating activities reflects net income after adjustment for depreciation and amortization, as well as a decrease in accounts receivable. This was partially offset by reductions in accounts payable and accrued expenses. During 2000, cash generated from operating activities reflects net income after adjustment for depreciation and amortization and provision for doubtful accounts, offset by cash uses attributable primarily to an increase in accounts receivable and inventories. During 1999, net cash provided by operating activities primarily reflects net income after adjustment for depreciation and amortization and changes in deferred taxes, as well as a decrease in accounts receivable. This was offset by reductions in income taxes payable and accrued expenses.

     Net cash flow used in investing activities was $27.9 million in 2001, compared to $1.7 million in 2000 and $10.1 million in 1999. We purchased $15.5 million of property and equipment during 2001, compared to $7.4 million and $22.6 million in 2000 and 1999, respectively. Purchases in 2001 were primarily of computers and furniture and fixtures purchased in connection with the relocation of the Digidesign facility to Daly City, California and hardware and software to support research and development activities and our information systems. Purchases in 2000 were primarily of equipment to support research and development activities. Purchases in 1999 were primarily of hardware and software for our information systems and equipment to support research and development activities. Our capital spending program for 2002 is currently expected to be approximately $9.5 million, primarily for hardware and software to support activities in the research and development, customer service, and sales and marketing areas. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

     During 2001, we also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% ownership interest in iNews. Also during 2001, we received $4.0 million in cash upon the sale of all common stock received by us in connection with the sale in 2000 of our investment in Avid Sports LLC. During 2000, we also made a cash investment of $2.1 million in Rocket Network, Inc. and purchased the assets of two companies, Pluto and The
Motion Factory, for a total of approximately $2.0 million in cash and $0.3 million of guaranteed bonuses paid in 2001. In connection with the acquisitions of Pluto and The Motion Factory, we may be required to make future contingent cash payments limited in the aggregate to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from Pluto and The Motion Factory through March 2002 and December 2004, respectively.

     We made a payment of $8.0 million in 1999 against a note issued to Microsoft Corporation in connection with the acquisition of Softimage. In February 2002, we made an additional payment of approximately $13.0 million in full satisfaction of our note to Microsoft. (See Note R to the Notes to Consolidated Financial Statements).

     During 2001 and 2000, we generated cash of approximately $1.2 million and $10.1 million, respectively, net of common stock repurchases, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan. During 1999, we used approximately $16.0 million for financing activities reflecting the acquisition of $19.7 million of treasury stock, which was offset by the issuance of common stock related to the exercise of stock options and the employee stock purchase plan.

     During 1998, we announced that our board of directors had authorized the repurchase of up to 3.5 million shares of our common stock. Purchases were made in the open market or in privately negotiated transactions. During 2001, we repurchased 232,000 shares in the open market at a cost of approximately $4.2 million, which completed this stock buyback program. We have used, and plan to continue to use, any repurchased shares for our employee stock plans.

     As a result of the various restructuring actions taken by the Company during 2001 and prior periods, we have commitments to pay severance and other termination benefits to employees of approximately $1.5 million over the next twelve months. In connection to these restructuring actions we also have facility-related cash obligations of approximately $2.6 million as a result of losses to be incurred on subleases of space or lease vacancies. These payments will be made over the remaining terms of the leases, which expire in 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

     We believe existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our cash requirements for the foreseeable future. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

     The  following  table sets forth future  payments  that we are obligated to
make  under  existing  debt  agreements,   leases  and  other  arrangements  (in
thousands):

                                                            Less than 1                                                   After
                                            Total               Year            1 - 3 Years        4 - 5 Years           5 Years
                                       ---------------    ---------------    ----------------    ---------------    ----------------
Long-term debt                                $13,020                                $13,020
Operating leases                              102,018            $16,929              26,561            $22,479             $36,049
Unconditional purchase obligations              7,600              7,600
                                       ---------------    ---------------    ----------------    ---------------    ----------------
                                             $122,638            $24,529             $39,581            $22,479             $36,049
                                       ===============    ===============    ================    ===============    ================

     Other contractual arrangements that may result in cash payments consist of the following (in thousands):


                                   Total             Less than 1 Year          1 - 3 Years
                             -----------------    ----------------------   ------------------
Transactions with recourse            $21,500                    $7,167              $14,333
Lines of credit                           283                       283
Stand-by letter of credit               5,850                                          5,850
                             -----------------    ----------------------   ------------------

                                      $27,633                    $7,450              $20,183
                             =================    ======================   ==================

     We, through a third party, are a party to certain lease financing transactions with our customers. Under the terms of these financing arrangements, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user. Our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2001, our maximum exposure under this program was $21.5 million.

     Two of our international subsidiaries have unsecured overdraft facilities available that permit aggregate borrowings of approximately 325,000 euros (approximately $0.3 million at December 31, 2001). No amounts were outstanding under these facilities at December 31, 2001.

     We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of default on our lease commitment, the landlord would be eligible to draw against this letter of credit to a maximum of $5.8 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at this level throughout the remaining lease period, which runs through September 2009. As of December 31, 2001, we were not in default of this lease.

     We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with intercompany and third-party receivables and payables. At December 31, 2001, we are in a sell position with respect to the euro, Japanese yen, Australian dollar and in a buy position with respect to the British pound and the Canadian dollar. Our net currency position at December 31, 2001 is summarized as follows (in thousands):

                                      Approximate
                                 U.S. Dollar Equivalent
                                 ----------------------

          euro                            $13,323
          Canadian dollar                  15,517
          Japanese yen                      7,469
          British pound                       536
          Australian dollar                   229
                                      ------------
                                          $37,074
                                      ============

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries agreed to adopt the euro as their common legal currency. The euro is now traded on currency exchanges and may be used in business transactions. On January 1, 2002, euro notes and coin were put into circulation and the process of withdrawing legacy currency notes and coin began. The legacy currencies will cease to be legal tender effective no later than June 30, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the Financial Accounting Standards Board ("FASB"), reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. In accordance with its provisions, the Company will adopt EITF 01-9 on January 1, 2002. The Company sponsors certain cooperative marketing programs that are required to be accounted for under EITF 01-9. Based on a review of these programs, management believes that the programs meet the criteria for accounting for such amounts as operating expenses, consistent with the Company's existing policy and, as a result, does not anticipate that the adoption of EITF 01-9 will have a material impact on the Company's results from operations.

     In June 2001, the FASB issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets" and is effective for the Company on January 1, 2002. SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purposes of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. We are in the process of adopting SFAS 142 and we are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, we expect to reclassify to goodwill $1.1 million of previously recorded acquired work force included in total intangible assets of $3.5 million at December 31, 2001 and, as a result, will cease amortizing such amount.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 became effective for the Company on January 1, 2002 and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

Our future success will depend in part upon our ability to enhance our existing products and introduce new products in the digital editing market.

     Our core digital video and film editing market predominantly uses Avid products, particularly Media Composer, which represents a significant portion of our revenues, and future growth in this market could therefore be limited. Our future growth will depend in part upon our ability to introduce new features and functionality for Media Composer, improve upon its price/performance, respond to competitive offerings, introduce and transition to new products, and adapt to new industry requirements and standards. Any delay or failure to develop these enhancements or to introduce other new products in this market could harm our business and reduce our operating results. At the same time, the introduction and transition to new products could have an impact on the market for our existing products, which could adversely affect our revenues and business.

The broadcast market is large, widely dispersed, and highly competitive and we may not be successful in growing our customer base in this market.

     We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, and with the server, newsroom, and browser products obtained in the recent Pluto and iNews acquisitions. Our broadcast strategy depends on the conversion of this market from analog to digital, which has proven to be slower than expected. Moreover, as a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves and developing a strong, loyal customer base. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If the digital broadcast market continues to develop slowly, or we are unsuccessful in capturing a share of this market, our business and revenues could be adversely affected.

We have a significant share of the professional audio market and therefore growth in this market will depend in part on our ability to successfully introduce new products.

     Currently, products of our Digidesign division have captured a significant portion of the professional audio market. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products is a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent our development, introduction or marketing of new products or enhancements, which, in turn, could harm our business.

We are expanding our product line and our future revenues depend in part on the success of this expansion.

     We are expanding our product line beyond our core video editing market to address the digital media production needs of the broadcast news market, including cable and Internet news, the on-line film and video finishing market, and the emerging market for multimedia production tools, including the Internet and corporate markets. We have limited experience in serving these markets and there can be no assurance that we will be able to develop such products successfully. To be successful, we will need to introduce new products, gain customer acceptance, and establish appropriate distribution and support channels. Any unexpected delays or additional costs that we incur in achieving these goals could harm our business and reduce our operating results.

Competition in the 3D animation market has increased dramatically since our acquisition of Softimage.

     The animation market has changed significantly from the time when we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3D market (i.e., feature films and other intensive graphics applications), competitors' products have eroded Softimage's market share and have contributed to downward price pressure, which has resulted in reduced margins. In addition, we have experienced delays in introducing new products. Finally, revenues in recent years have been increasingly derived from sales to the games industry and non-traditional markets. If these non-traditional markets were to slow or delay their purchases of 3D tools, our revenues could be adversely affected. To the extent that these factors continue or worsen, our business could suffer.

We use independent firms and contractors to perform some of our product development activities.

     Independent firms and contractors, some of whom are located in other countries, perform some of our product development activities. We generally own the software developed by these contractors. The use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation, intellectual property, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

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

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

     Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Microsoft's Windows and Apple's Macintosh platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms change or that we need to qualify and support new platforms, we could be required to expend valuable engineering resources and thereby reduce our operating results.

Our operating results are dependent on several unpredictable factors.

     The revenue and gross profit on our products depend on many factors. Such factors include:

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

     Negative changes in any of these factors could reduce our revenue and gross profit.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

     Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. For example, the current worldwide economic slowdown has had an impact on our recent results, and if this slowdown persists, it may continue to lower our revenues. Additionally, a significant portion of our business occurs near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be lower than we had anticipated.

The markets for our products are competitive, and we expect competition to intensify in the future.

     The digital video, audio, and animation markets are competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Many of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs and thus be able to lower prices to levels at which we could not operate profitably. Further, such competitors may be able to develop products comparable or superior to ours, or adapt more quickly to new technologies or evolving customer requirements. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

Poor  global  macroeconomic  conditions  could  disproportionately   impact  our
industry.

     As a result of unfavorable economic conditions and reduced captial spending, our customers in the media, broadcast, and content-creation industries have delayed or reduced expenditures. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for our products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If global economic conditions worsen, demand for our products may weaken, and our business and results of operations could suffer.

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

     We sell many of our products and services indirectly through resellers and distributors. These resellers and distributors typically purchase software and "kits" from us, and other turnkey components from other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Moreover, we are increasingly distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues.

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

Our websites could subject us to legal claims that could harm our business.

     Certain of our websites provide interactive information and services to our customers. To the extent that materials may be posted on and/or downloaded from the websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories of liability based on the nature, content, publication and distribution of such materials. In addition, although we have attempted to limit our exposure by contract, we may also be subject to claims for indemnification by end users in the event that the security of our websites is compromised. As these websites are available on a worldwide basis, the websites could potentially be subject to a wide variety of international laws.

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

     Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, and trademark laws, trade secret, confidentiality procedures, and contractual provisions, as well as hardware security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. From time to time unauthorized persons have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming, and software piracy can be expected to be a persistent problem.

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

     We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note I, "Commitments and Contingencies" in the Company's audited financial statements.

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

     A significant portion of our business is conducted in currencies other than the U.S. dollar. Accordingly, changes in the value of major foreign currencies (including the euro, the British pound, and the Japanese yen) relative to the value of the U.S. dollar could lower future revenues and operating results.

Our stock price may continue to be volatile.

     The market price of our common stock has been volatile in the recent past and could fluctuate substantially in the future based upon a number of factors, some of which are beyond our control. These factors include:

  o  changes in our quarterly operating results;
  o shortfalls in revenues or earnings compared to securities analysts' expectations;
  o  changes in analysts' recommendations or projections;
  o  fluctuations in investors' perceptions of us or our competitors;
  o  shifts in the markets for our products;
  o  development and marketing of products by our competitors;
  o changes in our relationships with suppliers, distributors, resellers, system integrators, or customers; and
  o  continuing repercussions of the September 11, 2001 national tragedy.

Further, the stock market has witnessed unusual volatility with respect to the price of equity securities of high technology companies generally, and this volatility has, at times, appeared to be unrelated to any of the factors above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

     The Company's primary exposures to market risk are the effect of volatility in currencies on asset and liability positions of our international subsidiaries that are denominated in foreign currencies, and the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities.

Foreign Currency Exchange Risk

     The Company derives approximately 50% of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end user customers. This circumstance exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. The Company enters into foreign currency forward-exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, the Company could experience unanticipated currency gains or losses.

     At December 31, 2001, the Company had $37.1 million of forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Canadian dollars and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the twelve-month period ended December 31, 2001, net gains of $1.8 million resulting from forward-exchange contracts were recorded, which partially offset net transaction losses of $2.0 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

     At December 31, 2001, the Company held $54.8 million in cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants................................           34

Consolidated Statements of Operations for the years ended December 31,
  2001, 2000 and 1999............................................           35

Consolidated Balance Sheets as of December 31, 2001 and 2000.....           36

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999...............................           37

Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999............................................           38

Notes to Consolidated Financial Statements.......................           39


Consolidated Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999 included in Item 14(d):

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 30, 2002, except for Note R
  which is as of February 6, 2002

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                         For the Year Ended December 31,
                                                                     ---------------------------------------
                                                                        2001           2000           1999
                                                                     ---------      ---------      ---------
Net revenues                                                          $434,638       $476,090       $452,555
Cost of revenues                                                       213,572        234,424        205,877
                                                                     ---------      ---------      ---------
  Gross profit                                                         221,066        241,666        246,678
                                                                     ---------      ---------      ---------
Operating expenses:
  Research and development                                              86,140         82,900         88,932
  Marketing and selling                                                113,053        119,469        129,889
  General and administrative                                            23,313         27,504         28,147
  Restructuring and other costs, net                                     8,268                        14,469
  Amortization of acquisition-related intangible assets                 31,168         66,872         79,879
                                                                     ---------      ---------      ---------
    Total operating expenses                                           261,942        296,745        341,316
                                                                     ---------      ---------      ---------

Operating loss                                                         (40,876)       (55,079)       (94,638)

Interest income                                                          2,546          3,634          4,304
Interest expense                                                        (1,473)        (1,275)          (686)
Other income (expense), net                                              4,456          1,371           (159)
                                                                     ---------      ---------      ---------
Loss before income taxes                                               (35,347)       (51,349)       (91,179)

Provision for income taxes                                               2,800          5,000         46,369
                                                                     ---------      ---------      ---------

Net loss                                                              ($38,147)      ($56,349)     ($137,548)
                                                                     =========      =========      =========

Net loss per common share - basic and diluted                           ($1.49)        ($2.28)        ($5.75)
                                                                     =========      =========      =========

Weighted average common shares outstanding - basic and diluted          25,609         24,683         23,918
                                                                     =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                                  December 31,
                                                                           ------------------------
                                                                              2001           2000
                                                                           ---------      ---------
ASSETS
Current assets:
 Cash and cash equivalents                                                   $45,613        $64,875
 Marketable securities                                                        27,348         18,331
 Accounts receivable, net of allowances of $11,497 and
  $11,384 at December 31, 2001 and 2000, respectively                         78,010         90,047
 Inventories                                                                  21,690         21,102
 Deferred tax assets, net                                                        695          1,014
 Prepaid expenses                                                              6,722          6,102
 Other current assets                                                          3,440          4,634
                                                                           ---------      ---------
  Total current assets                                                       183,518        206,105

Property and equipment, net                                                   27,164         26,136
Acquisition-related intangible assets, net                                     3,462         30,316
Other assets                                                                   1,662          3,925
                                                                           ---------      ---------
 Total assets                                                               $215,806       $266,482
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $19,076        $28,775
 Accrued compensation and benefits                                            13,023         21,072
 Accrued expenses and other current liabilities                               26,125         23,155
 Income taxes payable                                                         10,932         12,039
 Deferred revenues                                                            28,872         24,479
                                                                           ---------      ---------
  Total current liabilities                                                   98,028        109,520
                                                                           ---------      ---------

Long-term debt and other liabilities                                          13,020         13,449

Purchase consideration                                                             -          5,663

Commitments and contingencies (Note I)

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000 shares authorized;
   no shares issued or outstanding
 Common stock, $.01 par value, 50,000 shares authorized;
   26,591 and 26,591 shares issued and 26,085 and 25,667
   shares outstanding at December 31, 2001 and 2000, respectively                266            266
 Additional paid-in capital                                                  357,446        359,103
 Accumulated deficit                                                        (235,926)      (197,779)
 Treasury stock, at cost, 506 and 924 shares at December 31,
   2001 and 2000, respectively                                                (8,035)       (15,622)
 Deferred compensation                                                        (1,294)        (4,752)
 Accumulated other comprehensive loss                                         (7,699)        (3,366)
                                                                           ---------      ---------
  Total stockholders' equity                                                 104,758        137,850
                                                                           ---------      ---------
  Total liabilities and stockholders' equity                                $215,806       $266,482
                                                                           =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                               Accumulated
                                                                              Retained                            Other     Total
                                         Shares of        Common  Additional  Earnings                           Compre-    Stock-
                                        Common Stock       Stock   Paid-in  (Accumulated) Treasury   Deferred    hensive   holders'
                                     Issued  In Treasury  Issued   Capital     Deficit)    Stock   Compensation   Loss      Equity
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 1998         26,591   (2,197)     $265   $349,289     $14,338   ($68,024)   ($3,773)   ($1,784)   $290,311

Purchase of treasury stock                     (1,183)                                    (19,718)                          (19,718)
Stock issued pursuant to employee
  stock plans                                     659              (11,931)     (4,873)    21,253                             4,449
Issuance of restricted stock                       50         1        586                              (587)
Conversion of purchase consideration                                29,212                                                   29,212
Restricted stock grants canceled
  and compensation expense                        (30)                (587)                            2,507                  1,920
Comprehensive loss:
  Net loss                                                                    (137,548)                                    (137,548)
   Net unrealized loss on
    marketable securities                                                                                           (32)        (32)
   Translation adjustment                                                                                          (671)       (671)
                                                                                                                               -----
  Other comprehensive loss                                                                                                     (703)
                                                                                                                               -----
Comprehensive loss                                                                                                         (138,251)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 1999         26,591   (2,701)      266    366,569    (128,083)   (66,489)    (1,853)    (2,487)    167,923

Purchase of treasury stock                        (35)                                       (460)                             (460)
Stock issued pursuant to employee
  stock plans                                   1,503              (22,095)     (9,530)    42,153                            10,528
Issuance of restricted stock                      378                 (715)     (3,817)     9,174     (4,638)                     4
Options issued at below fair
  market value                                                       1,338                            (1,338)
Conversion of purchase consideration                                14,884                                                   14,884
Restricted stock grants canceled
  and compensation expense                        (69)                (878)                            3,077                  2,199
Comprehensive loss:
  Net loss                                                                     (56,349)                                     (56,349)
   Net unrealized gain on
    marketable securities                                                                                         1,738       1,738
   Translation adjustment                                                                                        (2,617)     (2,617)
                                                                                                                             -------
  Other comprehensive loss                                                                                                     (879)
                                                                                                                             -------
Comprehensive loss                                                                                                          (57,228)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2000         26,591     (924)      266    359,103    (197,779)   (15,622)    (4,752)    (3,366)    137,850

Purchase of treasury stock                       (291)                                     (5,054)                           (5,054)
Stock issued pursuant to employee
  stock plans                                     756               (6,417)                12,641                             6,224
Cancellation of options issued at
  below fair market value                                             (150)                              150
Conversion of purchase consideration                                 5,519                                                    5,519
Restricted stock grants canceled
  and compensation expense                        (47)                (609)                            3,308                  2,699
Comprehensive loss:
  Net loss                                                                     (38,147)                                     (38,147)
   Net change in unrealized gain
    (loss) on marketable securities                                                                              (1,733)     (1,733)
   Translation adjustment                                                                                        (2,600)     (2,600)
                                                                                                                             -------
  Other comprehensive loss                                                                                                   (4,333)
                                                                                                                             -------
Comprehensive loss                                                                                                          (42,480)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2001         26,591     (506)     $266   $357,446   ($235,926)   ($8,035)   ($1,294)   ($7,699)   $104,758
                                    ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     For the Year Ended December 31,
                                                                                 ----------------------------------------
                                                                                    2001           2000           1999
                                                                                 ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          ($38,147)      ($56,349)     ($137,548)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
  Depreciation and amortization                                                      47,287         84,264        103,223
  Provision for doubtful accounts                                                     1,635          6,170          3,971
  Compensation from stock grants and options                                          2,699          2,199          1,920
  Changes in deferred tax assets and liabilities                                       (329)            14         52,965
  Loss on disposal of equipment                                                                                       850
  Equity in income of non-consolidated companies                                     (1,252)        (1,020)
  Gain on sales of businesses                                                        (4,359)
  Provision for restructuring charges, non-cash portion                               1,030                           541
  Write-down of investment in non-consolidated company                                1,100
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                               21,396        (23,677)         9,074
   Inventories                                                                         (498)        (5,712)        (4,252)
   Prepaid expenses and other current assets                                            389          1,179           (813)
   Accounts payable                                                                 (10,677)         5,016           (245)
   Income taxes payable                                                                (991)         7,052        (13,608)
   Accrued expenses, compensation and benefits                                      (10,175)        (8,981)        (8,054)
   Deferred revenues                                                                   (422)         1,955           (431)
                                                                                 ----------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           8,686         12,110          7,593
                                                                                 ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (15,522)        (7,401)       (22,588)
 Payments for other long-term assets                                                   (358)          (380)        (3,005)
 Proceeds from disposal of equipment                                                                                1,325
 Proceeds from sales of businesses                                                    4,359
 Investments in non-consolidated companies                                                          (2,100)
 Payments for business acquisitions, net of cash acquired                            (5,439)        (1,990)
 Payments on note issued in connection with acquisition                                                            (8,000)
 Purchases of marketable securities                                                 (38,762)       (31,861)       (38,927)
 Proceeds from sales of marketable securities                                        27,803         42,001         61,084
                                                                                 ----------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                             (27,919)        (1,731)       (10,111)
                                                                                 ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                                                          (712)
 Purchase of common stock for treasury                                               (5,054)          (460)       (19,718)
 Proceeds from issuance of common stock                                               6,224         10,532          4,449
                                                                                 ----------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 1,170         10,072        (15,981)
                                                                                 ----------------------------------------
Effects of exchange rate changes on cash and cash equivalents                        (1,199)        (1,648)         1,667
                                                                                 ----------------------------------------
Net increase (decrease) in cash and cash equivalents                                (19,262)        18,803        (16,832)
Cash and cash equivalents at beginning of year                                       64,875         46,072         62,904
                                                                                 ----------------------------------------
Cash and cash equivalents at end of year                                            $45,613        $64,875        $46,072
                                                                                 ========================================


The accompanying notes are an integral part of the consolidated financial statements.

                              AVID TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and systems for digital media production, management and distribution. Digital media are media elements, whether video or audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company's products are used worldwide in production and post-production facilities, film studios, network affiliates, independent and cable television stations, recording studios, advertising agencies, government and educational institutions, corporate communication departments and by Internet professionals. Projects produced using the Company's products involve motion pictures and prime-time television, music, video and recording artists.

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

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates.

Translation of Foreign Currencies

The functional currency of each of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction and translation gains and losses are included in results of operations.

The Company enters into foreign currency forward-exchange contracts, which typically mature within one month, to hedge the exposure to foreign currency fluctuations of expected intercompany and third-party receivables and payables as well as foreign-currency cash balances. Gains and losses realized from the forward contracts upon maturity are recorded in results of operations, offsetting transaction and translation gains and losses on the related assets and liabilities. Prior to contract maturity, the Company records on the balance sheet at each reporting period the fair value of its forward-exchange contracts and records any fair value adjustments in results of operations, due to the immateriality of the adjustments that result from the short period that the contracts are then outstanding. The cash flows related to the gains and losses of foreign currency forward-exchange contracts are classified in the statements of cash flows as part of the cash flows from operations.

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

Marketable Securities

Marketable securities consist of government and government agency obligations and corporate equity securities. The Company classifies its marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. The Company generally invests in securities that mature within one year from the date of purchase.

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

Acquisition-related Intangible Assets

Acquisition-related intangible assets result from the Company's acquisitions of Softimage, TMF, Pluto and iNews (see Note F), which were accounted for under the purchase method, and consist of the values of identifiable intangible assets including completed technology, work force and trade name, as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two to four years. Goodwill is amortized on a straight-line basis over three years.

Long-Lived Assets

The Company periodically evaluates the existence of long-lived asset impairments. Recoverability of long-lived assets is assessed at each reporting period by comparing the carrying value to undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

Purchase Consideration

In conjunction with the acquisition of Softimage in 1998, the Company issued stock options to retained employees. As agreed with the seller, the value of a subordinated note payable to the seller was increased by $39.71 for each share underlying options that became forfeited by employees (see Note F). At the date of acquisition, the Company recorded these options as purchase consideration on the balance sheet at a value of $68.2 million. As these options became vested, additional paid-in capital was increased or, alternatively, as the options were forfeited, the note payable to the seller was increased, with purchase consideration being reduced by a corresponding amount in either case. As of December 31, 2001, all stock options issued to retained employees had either vested or had been forfeited, reducing the purchase consideration to zero.

Revenue Recognition

The Company recognizes revenue from sales of software or products including proprietary software generally upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," as amended, are met. The Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is not typically performed by the Company. However, certain transactions, those typically involving orders from end-users of a significant number of products for a single customer site, may require that Avid perform an installation effort that is deemed by the Company to be non-routine and complex. In these situations, the Company does not recognize revenue from either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

The Company recognizes revenue from maintenance contracts on a ratable basis over their term, typically twelve months, and recognizes revenue from training, installation or other services as the services are performed. Revenues from services were not material in relation to total revenues for all periods presented.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is based on the price charged when the same element is sold separately to customers.

In connection with many of the Company's sales transactions, customers typically purchase a one-year maintenance and support agreement. The Company defers the fair value of such maintenance agreements and recognizes the related revenue ratably over the term of the agreement. Additionally, telephone support, enhancements and unspecified upgrades are typically provided at no additional charge during the product's initial warranty period, generally between three and twelve months. The Company defers the fair value of the free warranty and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

Most of our resellers and distributors are not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, the Company's revenue from sales of Audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated future returns, exchanges and credits for price protection are provided, through reductions to revenue, upon shipment of the related products to such distributors and resellers, based upon the Company's historical experience. Actual returns have not differed materially from management's estimates.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes.

Accounts receivable allowances include an allowance for bad debts as well as the sales allowances referred to above for expected future product returns, rebates and credits.

The Company records as revenue all amounts billed to customers for shipping and handling cost and records its actual shipping costs as a component of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Capitalized costs are amortized upon general release using the straight-line method over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of business and economic factors.

The  Company  follows  the  guidance  of EITF 00-02 to account  for its  website
development   costs.   To  date,   website   development   costs   eligible  for
capitalization have not been material.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with options issued at below fair market value as well as restricted stock upon the cancellation of such options or shares for terminated employees. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

Recent Accounting Pronouncements

     In November 2001, the Emerging Issues Task Force ("EITF"), a committee of the Financial Accounting Standards Board ("FASB"), reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established, in which case such amounts may be recorded as operating expenses. In accordance with its provisions, the Company will adopt EITF 01-9 on January 1, 2002. The Company sponsors certain cooperative marketing programs that are required to be accounted for under EITF 01-9. Based on a review of these programs, management believes that the programs meet the criteria for accounting for such amounts as operating expenses, consistent with the Company's existing policy and, as a result, does not anticipate that the adoption of EITF 01-9 will have a material impact on the Company's results from operations.

     In June 2001, the FASB issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets" and is effective for the Company on January 1, 2002. SFAS 142 addresses how acquired goodwill and other intangible assets should be accounted for in financial statements subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purposes of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. We are in the process of adopting SFAS 142 and we are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects to reclassify to goodwill $1.1 million of previously recorded acquired work force included in total intangible assets of $3.5 million at December 31, 2001 and, as a result, will cease amortizing such amount.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for the Company on January 1, 2002 and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

C.    MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                Gross
                                                              Unrealized        Fair
                                                  Cost          Gains           Value
                                               ----------     ----------     ----------
               2001
               ----
Government and government agency obligations      $27,337            $11        $27,348
                                               ----------     ----------     ----------
                                                  $27,337            $11        $27,348
                                               ==========     ==========     ==========

                2000
                ----
Government and government agency obligations      $16,605            $13        $16,618
Corporate common stock                                             1,713          1,713
                                               ----------     ----------     ----------
                                                  $16,605         $1,726        $18,331
                                               ==========     ==========     ==========

All federal, state and municipal obligations held at December 31, 2001 and 2000 mature within one year. The Company calculates realized gains and losses on a specific identification basis.

Corporate common stock held at December 31, 2000 consisted of common stock of a U.S. public company that was received in June 2000 in exchange for the Company's minority ownership interest in Avid Sports LLC. The Company recorded an unrealized gain in stockholders' equity of $1.7 million during 2000 associated with that transaction. In June 2001, additional shares of common stock of the same U.S. public company were received upon settlement of certain claims arising after the sale. Upon the receipt of such shares, the Company recorded a realized gain of $1.9 million in other income (expense) in the statement of operations. During 2001, the Company sold all of its shares of this common stock for proceeds of $4.0 million and realized an additional net gain of $2.1 million in other income (expense). For the year ended December 31, 2000 and 1999, realized gains and losses from the sale of marketable securities were immaterial.

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                        December 31,
                             -----------------------------------
                                  2001                2000
                             ---------------     ---------------
      Raw materials                 $13,043             $14,082
      Work in process                 2,553               2,353
      Finished goods                  6,094               4,667
                             ---------------     ---------------
                                    $21,690             $21,102
                             ===============     ===============

E.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                    December 31,
                                                       Depreciable        --------------------------------
                                                          Life                2001               2000
                                                    -----------------     --------------     -------------
 Computer and video equipment and software          2 to 5 years                $92,573           $87,478
 Office equipment                                   3 years                       6,174             5,856
 Furniture and fixtures                             3 years                       9,289             8,786
 Leasehold improvements                             3 to 10 years                24,544            16,600
                                                                          --------------     -------------
                                                                                132,580           118,720
 Less accumulated depreciation and amortization                                 105,416            92,584
                                                                          --------------     -------------
                                                                                $27,164           $26,136
                                                                          ==============     =============

Depreciation and amortization expense related to property and equipment was $15.6 million, $17.4 million and $21.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

F.    ACQUISITIONS AND INVESTMENTS

Softimage

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5.0 million, due June 2003, (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid agreed to issue to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million ("Avid Options"). Avid also incurred fees of $4.0 million in connection with the transaction. Per terms of the agreements, the principal amount of the Note was to be increased by $39.71 for each share underlying forfeited Avid Options. The value of the Avid Options was recorded on the balance sheet as purchase consideration (see Note B).

As a result of the purchase price allocation $216.0 million was recorded as the value of intangible assets including work force, trade name and goodwill. The intangible assets were amortized over periods ranging from two to three years and, as of December 31, 2001, were fully amortized. At December 31, 2000, accumulated amortization associated with identifiable intangible assets was approximately $80.8 million and accumulated amortization associated with goodwill was $97.8 million.

At the date of acquisition, the Company recorded the value of the Avid Options issued to retained employees as purchase consideration on the balance sheet. As agreed with the seller, the value of the note payable to the seller was increased by $39.71 for each share underlying options that became forfeited by employees. As these options became vested, additional paid-in capital was increased or, alternatively, as the options were forfeited, the note payable to the seller was increased, with purchase consideration being reduced by a corresponding amount in either case. Increases recorded to the note were approximately $0.1 million, $3.2 million, $7.5 million and $5.2 million in 2001, 2000, 1999 and 1998, respectively. Increases recorded to additional paid-in capital were approximately $5.5 million, $14.9 million, $29.2 million and $2.5 million in 2001, 2000, 1999 and 1998, respectively.

iNews, LLC.

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. During the fourth quarter of 1999, AvStar distributed $1.5 million to each joint venture partner, which was recorded by Avid as a return on investment during 1999. The pro rata share of earnings of the joint venture recorded by the Company during 2001, 2000 and 1999 was approximately $1.1 million, $0.9 million and $0, respectively. Since September 2000, AvStar has been doing business as iNews, LLC ("iNews").

In January 2001, the Company acquired The Grass Valley Group's 50% interest in iNews for approximately $6.0 million in cash. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million was allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. Identifiable intangible assets are being amortized on a straight-line basis over a three-year period. The Company recorded amortization on these intangibles of $1.6 million in 2001. The remaining balance of work force of $1.1 million will be reclassified to goodwill in connection with the Company's adoption of SFAS 142 in 2002 and will not be subject to further amortization.

The following table presents unaudited pro forma results as if Avid and iNews had been combined as of the beginning of the period presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or of results that actually would have occurred had Avid and iNews been a combined company for the period presented.

                                               Pro Forma Unaudited
                                     (in thousands, except per share amounts)

                                         For the Year Ended December 31,
                                     ----------------------------------------
                                                       2000
                                            ---------------------------

Net revenue                                          $495,666
                                            ===========================

Net loss                                             ($55,001)
                                            ===========================
Net loss per common share
 - basic and diluted                                   ($2.23)
                                            ===========================
Weighted average common shares
 outstanding - basic and diluted                       24,683
                                            ===========================

The Motion Factory and Pluto Technologies

During the second and third quarters of 2000, the Company acquired selected assets and liabilities of two companies, The Motion Factory, Inc. ("TMF") and Pluto Technologies International Inc. ("Pluto"), for cash payments totaling approximately $2.0 million and guaranteed future bonus payments of $0.3 million. TMF specializes in applications for the creation, delivery and playback of interactive, rich 3D media for character-driven games and the web. Pluto is a provider of video storage and networking solutions for broadcast news, post-production and other bandwith-intensive markets. The business combinations were accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates, and the results of operations of TMF and Pluto have been included in the Company's financial statements thereafter. The purchase prices, aggregating $2.3 million, were allocated to net tangible assets of $0.1 million, completed technologies of $1.2 million and acquired work force of $1.0 million. These identifiable intangible assets are being amortized on a straight-line basis through 2004, resulting in accumulated amortization of $1.5 million at December 31, 2001. As part of the purchase agreements, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $13.5 million, dependent upon future revenues and/or gross margin levels of products acquired from TMF and Pluto through December 2004. There were no contingent payments owed or paid as of December 31, 2001. Any future contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible assets. The Company's pro forma statements of operations prior to the acquisitions would not differ materially from reported results.

Rocket Network

During the first quarter of 2000, the Company acquired for $2.1 million a non-controlling interest in the unregistered capital stock of Rocket Network, Inc. ("Rocket"), a provider of Internet recording studios which allows audio professionals to meet and collaborate on the Internet. This investment was accounted for under the cost method. Additionally, in connection with a technology development services agreement with Rocket Network, the Company received warrants to acquire additional shares, of which 50% were exercisable at date of grant and 50% are exercisable upon the achievement of certain joint development milestones. The warrants were deemed by Avid to have an immaterial value as of date of grant and as of December 31, 2001, and were not recorded. If the warrants are exercised, the Company's ownership interest in Rocket Network will be less than twenty percent. At December 31, 2001, the carrying value of this investment was $1.0 million.

G.     INCOME TAXES

Loss before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                             2001         2000         1999
                                                          ---------    ---------    ---------
Profit (loss) before income taxes:
     United States                                         ($25,103)    ($54,810)   ($106,930)
     Foreign                                                (10,244)       3,461       15,751
                                                          ---------    ---------    ---------
     Total loss before income taxes                        ($35,347)    ($51,349)    ($91,179)
                                                          =========    =========    =========

Provisions for (benefit from) income taxes: Current tax
     (benefit) expense:
      Federal                                                  $200                   ($6,183)
      Foreign                                                 2,729       $4,912        2,817
      State                                                     200          148           55
                                                          ---------    ---------    ---------
     Total current tax expense (benefit)                      3,129        5,060       (3,311)


     Deferred tax (benefit) expense:
      Federal                                                                          42,822
      Foreign                                                  (329)         (60)       2,211
      State                                                                             4,647
                                                          ---------    ---------    ---------
     Total deferred tax (benefit) expense                      (329)         (60)      49,680
                                                          ---------    ---------    ---------
     Total income tax provision                              $2,800       $5,000      $46,369
                                                          =========    =========    =========

Net cash payments or (refunds) for income taxes in 2001, 2000 and 1999 were approximately $2.4 million, ($1.3) million and $6.4 million, respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $11.8 million at December 31, 2001.

Net deferred tax assets are comprised of the following (in thousands):

                                                              December 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Tax credit and net operating loss carryforwards          $43,278        $34,239
Allowances for bad debts                                   1,295          2,054
Difference in accounting for:
   Revenue                                                 4,504          3,844
   Costs and expenses                                     11,322         11,710
   Inventories                                             2,528          2,139
   Intangible assets                                      66,589         62,180
Foreign related items                                      4,327          1,721
Other                                                     (1,720)        (1,486)
                                                      ----------     ----------
Net deferred tax assets before valuation allowance       132,123        116,401
Valuation allowance                                     (131,428)      (115,962)
                                                      ----------     ----------
Net deferred tax assets after valuation allowance           $695           $439
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

For U.S. Federal income tax purposes at December 31, 2001, the Company has tax credit carryforwards of approximately $25.7 million, which will expire between 2004 and 2021, and a net operating loss carryforward of approximately $46.3 million, which will expire in 2019 and 2020. Based on the level of the deferred tax assets as of December 31, 2001 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance. Accordingly, a valuation allowance of approximately $125.8 million has been established against the U.S.-related deferred tax assets. In the event that the related tax benefit is realized, such benefit will reduce future provisions for income taxes. In addition, a valuation allowance of $2.0 million has been established for U.S. tax return carryforwards resulting from stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

For foreign income tax purposes at December 31, 2001, the Company has a net operating loss carryforward of approximately $29.4 million, which can be carried forward indefinitely. Due to the similar uncertainty regarding the realization of this asset, the Company has established a valuation allowance of approximately $3.6 million which relates to this entire carryforward amount and a portion of other foreign deferred tax assets. The net deferred tax assets of $0.7 million and $0.4 million at December 31, 2001 and 2000, respectively, related to foreign deferred tax assets deemed realizable in certain jurisdictions.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                    2001      2000    1999
                                                   -----     -----   -----
Statutory rate                                      (35%)     (35%)   (35%)

Tax credits                                          (9)       (4)     (3)
Foreign operations                                    9         5
State taxes, net of federal benefit                   1        (3)     (3)
                                                   -----     -----   -----

Effective tax rate before valuation allowance       (34)      (37)    (41)

Change in valuation allowance                        42        47      99
Reduction in required tax liabilities                                  (7)
                                                   -----     -----   -----
Effective tax rate                                    8%       10%     51%
                                                   =====     =====   =====

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. There was no Irish tax benefit realized in 2001, 2000 and 1999 due to losses recorded for the Irish manufacturing operations during those years.

H.    LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following (in thousands):

                                                                 December 31,
                                                     -------------------------------------
                                                          2001                   2000
                                                     --------------         --------------
 Subordinated note                                         $13,020                $12,874
 Long-term deferred tax liabilities (see Note G)                                      575
                                                     --------------         --------------
                                                           $13,020                $13,449
                                                     ==============         ==============

Subordinated Note

In connection with the acquisition of Softimage, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees, plus all unpaid accrued interest is due on June 15, 2003. The Note bears interest at 9.5% per year, payable quarterly. Through December 31, 2001, the Note has been increased by approximately $16.0 million for forfeited Avid stock options. During 1999, the Company made a principal payment of $8.0 million. The Company also made cash interest payments of $1.2 million, $1.1 million and $0.6 million during 2001, 2000 and 1999, respectively. See also Note R.

Bank Overdraft Facilities

Two of the Company's international subsidiaries have unsecured overdraft facilities that permit aggregate borrowings of 325,000 euros. No borrowings were outstanding under these facilities as of December 31, 2001 or 2000.

I.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office space and certain  equipment under  non-cancelable
operating   leases.   The  future   minimum   lease   commitments   under  these
non-cancelable leases at December 31, 2001 are as follows (in thousands):

             2002                           $16,929
             2003                            14,120
             2004                            12,441
             2005                            11,500
             2006                            10,979
             Thereafter                      36,049
                                       -------------
             Total                         $102,018
                                       =============

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $16.3 million. Such amounts are not reflected in the schedule of minimum lease payments above.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company leases office space that have termination options, which if exercised by the Company would result in a penalty of approximately $0.5 million in the aggregate. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The Company has a stand by letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease commitment, the landlord would be eligible to draw against this letter of credit to a maximum of $5.9 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at this level throughout the remaining lease period which runs through September 2009. As of December 31, 2001, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases was approximately $13.8 million, $11.2 million and $12.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Purchase Commitments

As of December 31, 2001, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $7.6 million.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including distributors. Under the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2001, 2000 and 1999, Avid's maximum recourse exposure totaled approximately $21.5 million, $23.2 million and $22.7 million, respectively. The Company records revenue from these transactions upon the shipment of products and maintains a reserve for estimated losses under this recourse lease program based on historical default rates. To date, the Company has not experienced significant losses under this lease financing program.

The Company also has an arrangement whereby it receives cash from the transfer of certain trade receivables to a third party. The Company is liable to the third party for any amounts not later collected from the customers. The Company records a liability for the amount received upon transfer of the receivables, and such liability and the related receivables are relieved from the balance sheet only upon payment by the customer to the third party. As of December 31, 2001 and 2000, liabilities of $0.5 million and $0.3 million, respectively, were recorded for receivables transferred which had not been paid as of those dates.

Contingencies

On June 7, 1995, Avid filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Media 100 that, among other things, Media 100 has willfully infringed Avid's patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Media
100. The litigation has been dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. All of the claims against the Company and Tektronix were dismissed by the lower court. Glen Holly is appealing the lower court's decision. Avid views the complaint and appeal as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

The Company has employment agreements with certain of its executive officers, which provide certain severance benefits, including the payment of up to 12 months of such officer's base salary, if the Company terminates such officer's employment other than for cause or if the officer terminates employment under certain limited circumstances. During the period from the first to the second anniversary after a termination, the Company must pay the officer the amount by which his or her monthly base salary at the time of termination exceeds the monthly compensation from any new employer. In addition, the Company must pay the officer his or her target incentive compensation for the last full calendar year preceding the year of termination. Finally, the Company will immediately vest any stock options and shares of restricted stock that were due to vest within twelve months of the officer's date of termination.

The Company also has agreements with certain of its executive officers providing that, upon any termination of employment without cause or for good reason (as defined in the agreement) within two years following a change in control of the Company, the officer will receive severance benefits of up to such officer's base salary plus the greater of (i) two times such officer's annual bonus and
(ii) two times such officer's target bonus award for the year in which termination occurred (grossed up to cover any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code")). In addition, any unvested options and restricted stock then held by such officer will become immediately vested and exercisable in full.

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

Common Stock

In 2000, 1999 and 1997, the Company granted shares of restricted common stock to certain employees under Company stock option and award plans. The grants totaled 260,000 shares, 50,000 shares, and 347,200 shares, respectively. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The shares under the 1997 award vested (and restrictions lapsed) annually in 20% increments, and an additional 20% of the restricted stock became vested on May 1, 1998 due to the attainment of specific stock performance goals established by the Board of Directors. There are no unvested shares outstanding under the 1997 award at December 31, 2001. The shares under the 1999 and 2000 awards vest 40% on the first anniversary and 60% on the second anniversary of the awards. There are no unvested shares outstanding under the 1999 award at December 31, 2001. The Company initially recorded in 1997, 1999 and 2000, as a separate component of stockholders' equity, deferred compensation of approximately $9.1 million, $0.6 million, and $3.2 million, respectively, with respect to this restricted stock. During 2000, the Company also completed a Stock Option Exchange Program whereby employees could request that certain outstanding stock options be exchanged for shares of restricted common stock according to specified exchange ratios. The Company granted 118,115 shares of restricted common stock in exchange for stock options to purchase 431,836 shares of common stock with exercise prices ranging from $9.44 to $45.25 per share. The new awards vest (and restrictions lapse) annually over three years from date of grant. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $1.4 million with respect to this restricted stock. The deferred compensation amounts for all restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2001, 2000 and 1999, approximately $2.0 million, $2.2 million, and $1.4 million, respectively, was recorded as compensation expense under all of these plans.

During 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases were made in the open market or in privately negotiated transactions. During 1998, the Company repurchased approximately 2.0 million shares of common stock at a cost of $61.8 million. During 1999, the Company repurchased a total of 1.2 million shares of common stock at a cost of $19.7 million. During 2001, the Company repurchased approximately 232,000 shares at a cost of $4.1 million. As of December 31, 2001, there were no shares remaining authorized for repurchase. The Company has used and plans to continue to use any repurchased shares for its employee stock plans.

The Company generally allows employees to satisfy any withholding tax obligation under certain award plans by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2001, 2000 and 1999, the Company repurchased 59,245 shares, 35,171 shares and 50,848 shares of its common stock for $0.9 million, $0.5 million and $1.1 million, respectively, in connection with these transactions.

Warrants

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrants became exercisable on August 3, 2000, at a price of $47.65 per share, and expire on August 3, 2008.

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

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2001, a maximum of 14,833,000 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 3,974,794 shares remain available for future grants. Shares available for future grants at December 31, 2001 are net of 637,676 shares issued as grants of restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                                   2001                            2000                           1999
                                          --------------------------     --------------------------     --------------------------
                                                         Wtd. Avg.                      Wtd. Avg.                      Wtd. Avg.
                                                           Price                          Price                          Price
                                            Shares       Per Share         Shares       Per Share         Shares       Per Share
                                          ----------   -------------     ----------   -------------     ----------   -------------
Options outstanding at January 1,          7,056,233          $15.01      8,253,557          $15.95      7,401,490          $16.63

Granted, at fair value                     2,334,439          $13.00      2,743,191          $14.09      2,551,790          $14.64
Granted, below fair value                                                   145,000           $7.54
Exercised                                   (544,920)          $7.96     (1,312,985)          $6.31       (481,003)         $12.53
Canceled                                  (1,752,569)         $17.21     (2,772,530)         $20.48     (1,218,720)         $18.34
                                          ----------   -------------     ----------   -------------     ----------   -------------

Options outstanding at December 31,        7,093,183          $14.34      7,056,233          $15.01      8,253,557          $15.95
                                          ==========   =============     ==========   =============     ==========   =============

Options exercisable at December 31,        4,152,591          $14.87      3,445,350          $15.74      3,388,955          $16.80
                                          ==========   =============     ==========   =============     ==========   =============

Options available for future grant at
 December 31,                              3,974,794                      3,364,838                      1,529,362
                                          ==========                     ==========                     ==========

The following table summarizes information about stock options outstanding at December 31, 2001:

                       Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------------     ----------------------------------
                                     Weighted-Average
   Range of             Number          Remaining         Weighted-Average         Number        Weighted-Average
 Exercise Prices     Outstanding     Contractual Life      Exercise Price        Exercisable      Exercise Price
-----------------   -------------   ------------------   ------------------     -------------   ------------------
 $0.01 to $10.44         899,645                8.39                  $5.66           352,460               $2.99
$11.63 to $11.88       1,613,780                7.78                 $11.37         1,437,566              $11.38
$12.00 to $12.80       1,391,038                9.24                 $12.75           242,411              $12.70
$12.81 to $16.44       1,368,603                8.04                 $14.28           794,685              $14.26
$16.50 to $21.44       1,345,231                6.70                 $19.38           907,869              $19.41
$21.81 to $45.25         474,886                6.17                 $29.48           417,600              $29.53
                    -------------                                               -------------

 $0.01 to $45.25       7,093,183                7.88                 $14.34         4,152,591              $14.87
                    =============                                               =============

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                          2001                        2000                        1999
                -----------------------     -----------------------     ------------------------
                                Loss                        Loss                        Loss
                 Net Loss     per share      Net Loss     per share      Net Loss     per share
                ----------   ----------     ----------   ----------     ----------   -----------
 As Reported     ($38,147)      ($1.49)      ($56,349)      ($2.28)     ($137,548)       ($5.75)
                ==========   ==========     ==========   ==========     ==========   ===========


 Pro Forma       ($50,842)      ($1.99)      ($68,372)      ($2.77)     ($154,898)       ($6.48)
                ==========   ==========     ==========   ==========     ==========   ===========

Under SFAS 123,  the fair value of each option grant is estimated on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions and results:

                                                Stock Options                        Stock Purchase Plan
                                    ------------------------------------     ----------------------------------
                                        2001         2000        1999            2001        2000         1999
                                    ------------------------------------     ----------------------------------
Expected dividend yield                  0.0%         0.0%        0.0%            0.0%        0.0%         0.0%
Risk-free interest rate                  4.3%         6.0%        6.0%            4.3%        6.0%         6.0%
Expected volatility                     77.0%        74.0%       61.8%           77.0%       74.0%        61.8%
Expected-life (in months)               15           15          15               6            6           6
Weighted-average fair value of
   options granted                      $7.16        $7.35       $5.61           $4.89       $4.63        $5.91


L.    EMPLOYEE BENEFIT AND PROFIT SHARING PLANS

Employee Benefit Plans

The Company has an employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company's contribution to the plan is 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $2.0 million, $1.6 million and $2.2 million in 2001, 2000, and 1999, respectively.

As part of the iNews acquisition in 2001, the Company assumed an employee benefit plan under section 401(k) of the Internal Revenue Code. Under this plan, the Company contribution was 100% of up to the first 4% of an employee's salary contributed to the plan by the employee. In 2001, the Company made related contributions of approximately $0.2 million. The plan was merged into the Avid 401(k) plan in January 2002.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of approximately $1.0 million, $1.5 million and $1.3 million in 2001, 2000 and 1999, respectively.

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

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation Plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are made upon the earlier of the election of the employee or termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $0.9 million and $1.5 million as of December 31, 2001 and 2000, respectively, and were recorded in other current assets and accrued compensation and benefits at December 31, 2001 and 2000.

M.    RESTRUCTURING AND OTHER COSTS, NET

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

In 2001, the Company announced and implemented restructuring plans to further decrease costs through the consolidation of operations and the reduction of approximately 194 jobs worldwide. In connection with these plans, the Company recorded a charge to operating expenses of $10.0 million for the year. The restructuring charge included approximately $7.4 million for severance and related costs of terminated employees and $2.6 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements.

The following table sets forth the activity in the restructuring accrual in 1999, 2000 and 2001 (in thousands):

                                               Employee         Facilities        Fixed
                                                Related           Related        Assets        Total
                                           -------------------------------------------------------------
Restructuring charge in 1999                       $6,623            $2,443         $541        $9,607
Cash payments made in 1999                         (2,202)             (289)                    (2,491)
                                           -------------------------------------------------------------
Accrual balance at December 31, 1999                4,421             2,154          541         7,116

Cash payments made in 2000                         (3,987)             (761)                    (4,748)
Non-cash disposals                                                                  (515)         (515)
Revisions of estimated liabilities                    (35)               61          (26)
                                           -------------------------------------------------------------
Accrual balance at December 31, 2000                  399             1,454            0         1,853

Restructuring charge in 2001                        7,396             2,625                     10,021
Cash payments made in 2001                         (6,196)             (588)                    (6,784)
Revisions of estimated liabilities                   (128)              128
                                           -------------------------------------------------------------
Accrual balance at December 31, 2001               $1,471            $3,619           $0        $5,090
                                           =============================================================

The Company expects that the majority of the remaining $1.5 million employee-related accrual balance will be expended over the next 12 months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of the 1999 and 2001 restructuring actions. The leases extend through 2010 unless the Company is able to negotiate an earlier termination. Included in the facilities-related accrual is $1.0 million for the write-off of leasehold improvements that will be abandoned upon vacating the related properties in 2002.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge was originally recorded. In addition, in the quarter ended June 30, 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. This payment was recorded as a credit to restructuring and other costs, net, since the note was fully reserved when received. There was no activity related to the note in the third and fourth quarters of 2001. Any future payments to be received under the note will be similarly accounted for only when received.

In 1999, in connection with the resignation of two executive officers, the Company incurred and recorded a charge of $2.9 million for the termination benefits as specified in the employment contracts of the officers. During 2001, 2000 and 1999, cash payments of approximately $0.8 million, $1.4 million and $0.2 million were made and, at December 31, 2001, there was no remaining accrual. The excess of the original charge over actual cash payments of $0.5 million was recorded as a credit to restructuring and other costs, net during 2001 when determined.

N.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects and Professional Audio.

The Video and Film Editing and Effects segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. The Professional Audio segment produces digital audio systems for the professional audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing.

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

The following is a summary of the Company's operations by reportable segment (in thousands):

                                         For the Year Ended December 31,
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------   ---------
Video and Film Editing and Effects:
       Net revenues                      $323,286    $353,647    $361,012
                                         ========    ========   =========
       Depreciation                       $14,182     $16,219     $20,017
                                         ========    ========   =========
       Operating loss                    ($10,117)   ($11,671)   ($20,061)
                                         ========    ========   =========
Professional Audio:
       Net revenues                      $111,352    $122,443     $91,543
                                         ========    ========   =========
       Depreciation                        $1,433      $1,174      $1,005
                                         ========    ========   =========
       Operating income                    $8,677     $23,464     $19,771
                                         ========    ========   =========
Combined Segments:
       Net revenues                      $434,638    $476,090    $452,555
                                         ========    ========   =========
       Depreciation                       $15,615     $17,393     $21,022
                                         ========    ========   =========
       Operating income (loss)            ($1,440)    $11,793       ($290)
                                         ========    ========   =========

The following table reconciles income (loss) for reportable segments to total consolidated amounts for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                  2001         2000         1999
                                                               ----------   ----------   ----------
 Total operating income (loss) for reportable segments           ($1,440)     $11,793        ($290)
 Unallocated amounts:
     Restructuring and other costs, net                           (8,268)                  (14,469)
     Amortization of acquisition-related intangible assets       (31,168)     (66,872)     (79,879)
                                                               ----------   ----------   ----------
  Consolidated operating loss                                    ($40,876)    ($55,079)    ($94,638)
                                                               ==========   ==========   ==========

The following table summarizes the Company's revenues and long-lived assets, excluding intangible assets and deferred tax assets, by country (in thousands):

                                             For the Year Ended December 31,
                                          ------------------------------------
                                             2001         2000         1999
                                          ----------   ----------   ----------
 Revenues
  North America (U.S. and Canada)          $227,824     $232,664     $220,405
  Germany                                    31,902       38,347       46,454
  Other countries                           174,912      205,079      185,696
                                          ----------   ----------   ----------
 Total revenues                            $434,638     $476,090     $452,555
                                          ==========   ==========   ==========

                                                 December 31,
                                          -----------------------
                                             2001         2000
                                          ----------   ----------
 Long-lived assets
  North America (U.S. and Canada)           $26,094      $28,026
  Other countries                             2,732        2,035
                                          ----------   ----------
 Total long-lived assets                    $28,826      $30,061
                                          ==========   ==========

Foreign revenue is based on the country in which the sales originate.

O.    FINANCIAL INSTRUMENTS

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different regions. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.

Forward-Exchange Contracts

As of December 31, 2001 and 2000, the Company had approximately $37.1 million and $34.5 million, respectively, of foreign currency forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Canadian dollars and Australian dollars, as a hedge against its intercompany and third-party receivables and payables exposures. The following table summarizes the Company's net currency positions and approximate U.S. dollar equivalents (in thousands) at December 31, 2001. The Company is in a sell position with respect to the euro, Japanese yen and Australian dollar, and in a net buy position with respect to the British pound and Canadian dollar:

                                                            Approximate
                          Local Currency Amount        U.S. Dollar Equivalent
                         -----------------------     -------------------------
    euro                          15,200                              $13,323
    Canadian dollar               24,700                               15,517
    Japanese yen                 980,000                                7,469
    British pound                    370                                  536
    Australian dollar                450                                  229
                                                                  ------------
                                                                      $37,074
                                                                  ============

The forward-exchange contracts generally have maturities of one month. Net realized and unrealized gains (losses) of approximately $1.8 million, ($0.9) million and $3.0 million resulting from forward-exchange contracts were included in results of operations for the years ended December 31, 2001, 2000 and 1999, respectively.

P.     NET LOSS PER COMMON SHARE

Diluted net loss per share for the years ended December 31, 2001, 2000, and 1999 excludes the weighted-average effect of dilutive options and warrants to purchase 1,054,384, 1,415,966, and 2,031,990 weighted shares of common stock outstanding as of the respective year-ends. Inclusion of these options and warrants would be anti-dilutive for each of the reported periods.

Q.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquitions of iNews in 2001 and of TMF and Pluto in 2000.

                                          Year Ended            Year Ended
                                      December 31, 2001      December 31, 2000
                                     -------------------    -------------------
Fair value of:
 Assets acquired and goodwill                    $10,734                 $2,802
 Liabilities assumed                              (4,734)                  (812)
                                     -------------------    -------------------
Cash paid                                          6,000                  1,990
Less: cash acquired                                 (561)                     -
                                     -------------------    -------------------
Net cash paid for acquisition                     $5,439                 $1,990
                                     ===================    ===================

R.    SUBSEQUENT EVENT

On February 6, 2002, the Company made a payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft.

S.         QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                           Quarters Ended
                                       ---------------------------------------------------------------------------------------------
                                                         2001                                               2000
                                       --------------------------------------------    ---------------------------------------------
                                        Dec. 31    Sept. 30     June 30     Mar. 31     Dec. 31    Sept. 30     June 30     Mar. 31
                                       --------------------------------------------    ---------------------------------------------
Net revenues                           $104,790    $102,281    $109,434    $118,133    $126,144    $121,292    $119,959    $108,696
Cost of revenues                         53,099      50,444      53,516      56,513      62,929      60,303      57,934      53,258
                                       --------------------------------------------    ---------------------------------------------
 Gross profit                            51,691      51,837      55,918      61,620      63,215      60,989      62,025      55,438
                                       --------------------------------------------    ---------------------------------------------
Operating expenses:
 Research & development                  21,355      19,630      21,882      23,273      21,740      20,890      20,825      19,445
 Marketing & selling                     24,173      27,614      31,520      29,746      29,560      29,989      31,382      28,539
 General & administrative                 5,615       5,299       5,432       6,967       6,421       6,070       8,101       6,912
 Restructuring and other costs, net        (281)      8,303        (118)        364
 Amortization of acquisition-related
  intangible assets                         528       5,088      13,132      12,420      12,418      14,862      19,792      19,800
                                       ---------------------------------------------   ---------------------------------------------
  Total operating expenses               51,390      65,934      71,848      72,770      70,139      71,811      80,100      74,696
                                       ---------------------------------------------   ---------------------------------------------
Operating income (loss)                     301     (14,097)    (15,930)    (11,150)     (6,924)    (10,822)    (18,075)    (19,258)
Other income (expense), net               1,533         605       1,895       1,496         604         849       1,233       1,044
                                       ---------------------------------------------   ---------------------------------------------
Income (loss) before income taxes         1,834     (13,492)    (14,035)     (9,654)     (6,320)     (9,973)    (16,842)    (18,214)
Provision for income taxes                  500         700         800         800       1,250       1,250       1,250       1,250
                                       ---------------------------------------------   ---------------------------------------------
Net income (loss)                        $1,334    ($14,192)   ($14,835)   ($10,454)    ($7,570)   ($11,223)   ($18,092)   ($19,464)
                                       =============================================   =============================================
Net income (loss) per
 share - basic and diluted                $0.05      ($0.55)     ($0.58)     ($0.41)     ($0.30)     ($0.45)     ($0.74)     ($0.81)
                                       =============================================   =============================================
Weighted average common
 shares outstanding - basic              25,895      25,745      25,440      25,348      25,018      24,794      24,578      24,065
                                       =============================================   =============================================
Weighted average common
 shares outstanding - diluted            26,451      25,745      25,440      25,348      25,018      24,794      24,578      24,065
                                       =============================================   =============================================

High common stock price                 $12.890     $15.700     $17.420     $21.813     $21.000     $15.438     $20.563     $24.500
Low common stock price                   $6.550      $6.650     $11.500     $12.500     $13.359     $10.063      $9.375     $11.438

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002 (the "2002 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2002 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  2002 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:
     -    Report of Independent Accountants
     - Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
     -    Consolidated Balance Sheets as of December 31, 2001 and 2000
     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
     - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     -    Notes to Consolidated Financial Statements

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

(a) 3.  LISTING OF EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

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

(b)     REPORTS ON FORM 8-K

For the fiscal quarter ended December 31, 2001, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By: /s/ David Krall       By: /s/ Paul J. Milbury      By: /s/ Carol L. Reid
    ------------------        -------------------          -----------------
    David Krall               Paul J. Milbury              Carol L. Reid
    President and             Chief Financial Officer      Vice President and
    Chief Executive           (Principal Financial         Corporate Controller
    Officer                   Officer)                     (Principal Accounting
    (Principal Executive                                   Officer)
    Officer)


Date: March  28 , 2002    Date:  March  28, 2002       Date:  March  28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                           TITLE                           DATE
      ----                           -----                           ----

 /s/ Charles T. Brumback           Director                    March  20, 2002
 -------------------------
 Charles T. Brumback

 /s/ Robert M. Halperin            Director                    March  20, 2002
 -------------------------
 Robert M. Halperin

 /s/ Nancy Hawthorne               Director                    March  19, 2002
 -------------------------
 Nancy Hawthorne

 /s/ Pamela F. Lenehan             Director                    March  20, 2002
 -------------------------
 Pamela F. Lenehan

 /s/ William J. Warner             Director                    March  24, 2002
 -------------------------
 William J. Warner

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE

                              AVID TECHNOLOGY, INC.

          SCHEDULE II - SUPPLEMENTAL VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999

                                 (in thousands)

                                                                      Additions
                                                             ------------------------------
                                              Balance at      Charged to       Charged to                      Balance at
                                             beginning of      costs and         other                           end of
               Description                      period         expenses         accounts       Deductions        period
----------------------------------------     -------------   --------------   -------------   -------------   -------------
Allowance for doubtful accounts

              December 31, 2001                    $9,806             $619                     ($1,859) (a)         $8,566

              December 31, 2000                     7,397            4,350                      (1,941) (a)          9,806

              December 31, 1999                     5,868            3,230         1,220        (2,921) (a)          7,397

Sales returns and allowances

              December 31, 2001                     $1,578                        $9,086 (b)   ($7,733) (c)         $2,931

              December 31, 2000                      1,557                         6,465 (b)    (6,444) (c)          1,578

              December 31, 1999                      1,303                         2,414 (b)    (2,160) (c)          1,557

Allowance for transactions with recourse

              December 31, 2001                     $5,026           $1,016       $1,090 (b)   ($3,270) (d)         $3,862

              December 31, 2000                      3,923            1,744        2,079 (b)    (2,720) (d)          5,026

              December 31, 1999                      3,449              747        1,368 (b)    (1,641) (d)          3,923

Deferred tax asset valuation allowance

              December 31, 2001                   $115,962          $14,733         $733                          $131,428

              December 31, 2000                     90,637           24,177        1,148                           115,962

              December 31, 1999                                      90,244          393                            90,637



(a) Amount represents write-offs, net of recoveries.
(b) Provisions for sales returns, volume rebates, and a portion of the provision for transactions with recourse are charged directly against revenue.
(c) Amount represents credits for returns, volume rebates, promotions and warranty.
(d) Amount represents defaults, net of recoveries.

                                Index to Exhibits




  Exhibit No.                        Description
  ------------------------------------------------------------------------------


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

             SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 2001
             ------------------------------------------------------


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

                AVID TECHNOLOGY INTERNATIONAL B.V. (Netherlands)

                             AVID JAPAN K.K. (Japan)

                 AVID TECHNOLOGY (S.E. ASIA) PTE LTD (Singapore)

                 AVID TECHNOLOGY (AUSTRALIA) PTY LTD (Australia)

                       AVID NORTH ASIA LIMITED (Hong Kong)

                             SOFTIMAGE CO. (Canada)

                              INEWS, LLC (Delaware)

                           INEWS PTY. LTD (Australia)

                                 INEWS G.m.b.H.

                              INEWS LTD. (England)

                           D-DESIGN NORDIC AB (Sweden)

                                                                Exhibit 23.1

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 and Form S-8 of Avid Technology, Inc. of our report dated January 30, 2002, except for Note R which is as of February 6, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
March 28, 2002