Form 10-Q
period 2002-03-31
AVID TECHNOLOGY INC
filed 2002-05-14
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                    May 14, 2002





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Quarterly Report on Form 10-Q

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

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

                  For the Quarterly period ended March 31, 2002


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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 8, 2002 was 26,243,207.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2002

                                TABLE OF CONTENTS
                                -----------------


                                                                 Page
                                                                 ----

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

  a) Condensed Consolidated Statements of Operations (unaudited)
     for the three months ended March 31, 2002 and 2001 .................1

  b) Condensed Consolidated Balance Sheets as of
     March 31, 2002 (unaudited) and December 31, 2001....................2

  c) Condensed Consolidated Statements of Cash Flows (unaudited)
     for the three months ended March 31, 2002 and 2001 .................3

  d) Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk....23

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K..............................24

Signatures...............................................................25

EXHIBIT INDEX............................................................26

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL SATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2002             2001
                                                             -----------      -----------
                                                             (unaudited)      (unaudited)

Net revenues                                                    $92,009         $118,133
Cost of revenues                                                 47,715           56,513
                                                             -----------      -----------
  Gross profit                                                   44,294           61,620
                                                             -----------      -----------

Operating expenses:
  Research and development                                       19,818           23,273
  Marketing and selling                                          22,966           29,746
  General and administrative                                      4,513            6,967
  Restructuring and other costs, net                                                 364
  Amortization of acquisition-related intangible assets             346           12,420
                                                             -----------      -----------
    Total operating expenses                                     47,643           72,770
                                                             -----------      -----------

Operating loss                                                   (3,349)         (11,150)

Other income (expense), net                                         265            1,496
                                                             -----------      -----------
Loss before income taxes                                         (3,084)          (9,654)

Provision for income taxes                                          600              800
                                                             -----------      -----------

Net loss                                                        ($3,684)        ($10,454)
                                                             ===========      ===========

Net loss per common share - basic and diluted                    ($0.14)          ($0.41)
                                                             ===========      ===========

Weighted average common shares outstanding -
 basic and diluted                                               26,029           25,348
                                                             ===========      ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                      March 31,    December 31,
                                                        2002          2001
                                                     -----------   -----------
                                                     (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $28,891       $45,613
 Marketable securities                                  24,644        27,348
 Accounts receivable, net of allowances of
  $10,603 and $11,497 at March 31, 2002 and
  December 31, 2001, respectively                       77,863        78,010
 Inventories                                            24,968        21,690
 Deferred tax assets, net                                  677           695
 Prepaid expenses                                        7,600         6,722
 Other current assets                                    3,314         3,440
                                                     -----------   -----------
   Total current assets                                167,957       183,518

 Property and equipment, net                            25,877        27,164
 Acquisition-related intangible assets, net              2,026         3,462
 Goodwill                                                1,087
 Other assets                                            1,504         1,662
                                                     -----------   -----------
   Total assets                                       $198,451      $215,806
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $20,242       $19,076
 Accrued compensation and benefits                      12,058        13,023
 Accrued expenses and other current liabilities         20,080        26,125
 Income taxes payable                                    9,521        10,932
 Deferred revenues                                      33,933        28,872
                                                     -----------   -----------
   Total current liabilities                            95,834        98,028

Long-term debt
                                                          -           13,020

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock
 Common stock                                              266           266
 Additional paid-in capital                            356,666       357,446
 Accumulated deficit                                  (240,563)     (235,926)
 Treasury stock                                         (4,817)       (8,035)
 Deferred compensation                                    (773)       (1,294)
 Accumulated other comprehensive loss                   (8,162)       (7,699)
                                                     -----------   -----------
   Total stockholders' equity                          102,617       104,758
                                                     -----------   -----------
   Total liabilities and stockholders' equity         $198,451      $215,806
                                                     ===========   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           ($3,684)       ($10,454)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                      3,612          16,315
   Provision for doubtful accounts                                                      132
   Compensation from stock grants and options                           517             926
   Equity in income of non-consolidated companies                       (52)         (1,084)
   Changes in operating assets and liabilities, net of
    effects of acquisition:
     Accounts receivable                                               (346)          9,049
     Inventories                                                     (3,298)         (3,275)
     Prepaid expenses and other current assets                         (807)         (2,060)
     Accounts payable                                                 1,282          (5,103)
     Income taxes payable                                            (1,425)         (1,162)
     Accrued expenses, compensation and benefits and other
      current liabilities                                            (5,520)        (10,591)
     Deferred revenues                                                5,082              90
--------------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES                               (4,639)         (7,217)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (3,222)         (2,686)
 Payments for other long-term assets                                                    (40)
 Dividend from non-consolidated company                                  59
 Payments for business acquisition, net of cash acquired                             (5,439)
 Payment on note issued in connection with acquisition              (13,020)
 Purchase of marketable securities                                  (12,219)         (8,632)
 Proceeds from sales of marketable securities                        14,893          10,044
--------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                              (13,509)         (6,753)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                                               (4,155)
 Proceeds from issuance of common stock                               1,491           2,440
--------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,491          (1,715)
--------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents           (65)         (1,316)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (16,722)        (17,001)
Cash and cash equivalents at beginning of period                     45,613          64,875
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $28,891         $47,874
============================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)


1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2001 on Form 10-K, which included all information and footnotes necessary for such presentation.

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

2.    NET LOSS PER COMMON SHARE

Diluted net loss per share for the three-month periods ended March 31, 2002 and 2001 excludes the weighted-average effect of dilutive options and warrants to purchase 647,377 and 2,194,245 weighted shares of common stock outstanding, respectively. Inclusion of these options and warrants would be anti-dilutive for each of these periods.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                  March 31,       December 31,
                                    2002              2001
                               --------------    --------------
Raw materials                        $11,990           $13,043
Work in process                        3,429             2,553
Finished goods                         9,549             6,094
                               --------------    --------------
                                     $24,968           $21,690
                               ==============    ==============

4.    INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. (now a unit of Thomson Multimedia). The Company's investment in the joint venture was accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the quarter ended March 31, 2001 was approximately $1.1 million. Beginning in September 2000, AvStar has been doing business as iNews, LLC.

In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million has been allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. The Company recorded amortization on these intangibles of $0.2 million in the quarter ended March 31, 2002. In connection with the adoption of SFAS 142, the Company reclassified to goodwill $1.1 million of the remaining acquired work force.

5.    GOODWILL AND INTANGIBLE ASSETS

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

The Company adopted SFAS 142 on January 1, 2002, and is in the process of making the determinations as to what its reporting units are and what amounts of goodwill and intangible assets should be allocated to those reporting units. Once the reporting units are determined, the Company will complete its transitional impairment review by June 30, 2002 in accordance with SFAS 142. If the Company determines that its reporting units are consistent with the Company's disclosed operating segments, acquired intangible assets and goodwill will be allocated to the Video and Film Editing and Effects segment. In connection with the adoption of SFAS 142, the Company reclassified to goodwill $1.1 million representing the remaining value of acquired work force from the iNews acquisition and, as a result, ceased amortizing this amount; prior to this reclassification the Company had no unamortized goodwill.

Intangible assets at March 31, 2002 and December 31, 2001 consisted only of completed technology with a gross carrying amount of $5.9 million. The related accumulated amortization was $3.9 million and $3.5 million at March 31, 2002 and December 31, 2002, respectively. Completed technology is amortized on a straight-line basis over periods ranging from 3 to 4.5 years. The Company expects annual amortization to be approximately $1.1 million during 2002, $1.0 million during 2003, and $0.3 million during 2004.

The following summary reflects the pro forma results of operations as if SFAS 142 had been applicable as of January 1, 2001 (in thousands, except per share amounts):



                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------

                                                         2002           2001
                                                      -----------    -----------

 Reported net loss                                       ($3,684)      ($10,454)
  Goodwill amortization                                                   9,912
  Amortization of work force                                              1,046
                                                      -----------    -----------
 Pro forma net income (loss)                             ($3,684)          $504
                                                      ===========    ===========

 Basic net income (loss) per share:
  As reported                                             ($0.14)        ($0.41)
  Pro forma                                               ($0.14)         $0.02
  Weighted average common shares outstanding - basic      26,029         25,348

 Diluted net income (loss) per share:
  As reported                                             ($0.14)        ($0.41)
  Pro forma                                               ($0.14)         $0.02
  Weighted average common shares outstanding - diluted    26,029         27,543


6.    LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage Inc. ("Softimage"), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation ("Microsoft"). The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, was due on June 15, 2003. The Note bore interest at 9.5% per year, payable quarterly. During 1999, the Company made a principal payment of $8.0 million. On February 6, 2002, the Company made a payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft. The Company made cash payments for interest during the quarters ended March 31, 2002 and 2001 of $20,000 and $0.3 million, respectively.

7.    CONTINGENCIES

On June 7, 1995, Avid filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Media 100 that, among other things, Media 100 willfully infringed Avid's U.S. patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Media
100. The litigation has been dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages and costs, and attorneys' fees. Avid believes that it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

8.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, was approximately $4.1 million and $12.4 million for the three-month periods ended March 31, 2002 and 2001, respectively, which consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

9.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                      For the Three Months Ended March 31,
                                      ----------------------------------
                                             2002             2001
                                          ----------       ----------
 Video and Film Editing and Effects:
      Net revenues                          $59,749          $87,332
                                          ==========       ==========
      Operating loss                        ($6,238)         ($2,056)
                                          ==========       ==========
 Professional Audio:
      Net revenues                          $32,260          $30,801
                                          ==========       ==========
      Operating income                       $3,235           $3,690
                                          ==========       ==========
 Combined Segments:
      Net revenues                          $92,009         $118,133
                                          ==========       ==========
      Operating income (loss)               ($3,003)          $1,634
                                          ==========       ==========

The following table reconciles operating income (loss) for reportable segments to total consolidated amounts for the quarters ended March 31, 2002 and 2001 (in thousands):

                                                             For the Three Months Ended March 31,
                                                             -------------------------------------
                                                                    2002                2001
                                                                 ---------           ---------
 Total operating income (loss) for reportable segments            ($3,003)             $1,634
 Unallocated amounts:
   Amortization of acquisition-related intangible assets             (346)            (12,420)
   Restructuring and other costs, net                                                    (364)
                                                                 ---------           ---------
 Consolidated operating loss                                      ($3,349)           ($11,150)
                                                                 =========           =========


10.   RESTRUCTURING AND OTHER COSTS, NET

In March 2001, the Company implemented a restructuring plan related to its Softimage operations. As a result, the Company terminated 47 employees, primarily in Montreal, Cananda, and vacated a leased facility in California. In connection with this plan, the Company recorded a $1.3 million restructuring charge during the first quarter of 2001. The restructuring charge included approximately $1.1 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

The following table sets forth the activity in the restructuring accrual accounts for the three months ended March 31, 2002 (in thousands):

                                           Employee    Facilities
                                           Related      Related         Total
                                         -----------   -----------   -----------
Accrual balance at December 31, 2001         $1,471        $3,619      $5,090

Non-cash charges                                           (1,030)     (1,030)
Cash payments                                  (576)         (433)     (1,009)
                                         -----------   -----------   -----------
Accrual balance at March 31, 2002              $895        $2,156      $3,051
                                         ===========   ===========   ===========

Related to the August 2001 restructuring plan, in the first quarter of 2002, the Company wrote off leasehold improvements of approximately $1.0 million related to a facility vacated during the quarter. The Company expects that the majority of the remaining $0.9 million employee-related accrual balance will be expended over the next nine months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of 1999 and 2001 restructuring actions. The leases and lease payment requirements extend through 2010, unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge had originally been recorded.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" (see Note 5) and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have any impact on the Company's financial position or results of operations.

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

      Make Media. To make media, we offer digital, non-linear video and film editing systems to enable customers to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. (Non-linear systems allow editors to access material as needed rather than requiring them to work sequentially.) To complement these non-linear editing systems, we develop and sell a range of image manipulation products that allow users in the video and film post-production and broadcast markets to create graphics and special effects for use in feature films, television shows and advertising, and news programs. The products include 3D and special effects software products from our Softimage subsidiary. We also offer digital audio systems through our Digidesign division. Digidesign's audio systems have applications in music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and permit users to record, edit, mix, process, and master audio in an integrated manner.

      Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNet technology. This technology enables users to share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component of success for many broadcast and media companies with multiple product lines and geographic locations. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets.

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

RESULTS OF OPERATIONS

      In January 2001, the Company acquired the remaining 50% ownership interest in iNews, which was formerly held by The Grass Valley Group, Inc. (now, a unit of Thomson Multimedia). Since the acquisition date, operating results of iNews have been included in our consolidated operating results. Prior to that date, our share of the operating results of iNews was included in other income (expense).

Net Revenues

      The Company's net revenues have been derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. This market has been, and is expected to continue to be, highly competitive. A significant portion of these revenues are generated by sales near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis.

      Net revenues decreased to $92.0 million in the quarter ended March 31, 2002 from $118.1 million in the same quarter of last year. This decrease occurred across most product families in our Video and Film Editing and Effects ("Video") business. We believe that a portion of this decline was due to the general worldwide economic slowdown, and if this slowdown continues, it may impact our future revenues as well. More specifically, we believe that weakness in advertising spending worldwide has had a negative impact on our post-production video business, causing our customers to reduce capital spending pending an upturn in their businesses. Revenue was also adversely impacted by pricing reductions and discounts. Certain product families within the Video segment, in particular Avid Xpress DV and Avid|DS HD (introduced in early 2001), showed sequential growth in revenue in the quarter ended March 31, 2002 due to higher unit volume. Additionally, in January 2002, our Professional Audio ("Audio") business introduced Pro Tools|HD, which also contributed favorably to revenues. These increases in revenue were more than offset by declines in revenue from our other product families, most notably Media Composer in our video segment. Also contributing to the decline for the quarter ended March 31, 2002 versus the same quarter a year ago was an adverse currency effect of $1.9 million (assuming prior quarter revenues were expressed at current quarter exchange rates).

      Net revenues derived through indirect channels (primarily resellers and distributors) were approximately 82% and 83% of net revenue for each of the three-month periods ended March 31, 2002 and 2001, respectively.

      Sales in the Americas accounted for 55% and 51% of the Company's first quarter 2002 and 2001 net revenues, respectively. Americas sales for the three months ended March 31, 2002 decreased by approximately $9.6 million or 16% compared to the same period in 2001. Sales in the Europe and Asia Pacific regions accounted for 45% and 49% of the Company's first quarter 2002 and 2001 net revenues, respectively. Europe and Asia Pacific sales for the three months ended March 31, 2002 decreased by approximately $16.5 million or 29% compared to the same period in 2001.

Gross Profit

      Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of after market hardware products, and currency exchange rate fluctuations.

      Gross margin decreased to 48.1% in the first quarter of 2002 compared to 52.2% in the same period of 2001. The decrease was primarily due to pricing reductions and discounts, under absorption of overhead from lower than expected revenues, and the negative impact of currency fluctuations, primarily a weakening of the Japanese yen, and to a lesser extent the euro. These decreases were partially offset by, among other factors, a more favorable product mix of higher margin sales.

Research and Development

      Research and development expenses decreased by $3.5 million (14.8%) in the first quarter of 2002 compared to the same period in 2001. The decrease was primarily the result of reduced personnel and other restructuring actions implemented later in 2001, partially offset by an increase in hardware development expense. Due to a lower revenue base in 2002, research and development expenses increased as a percentage of net revenues to 21.5% in the first quarter of 2002 from 19.7% for the same period in 2001.

Marketing and Selling

      Marketing and selling expenses decreased by approximately $6.8 million (22.8%) in the first quarter of 2002 compared to the same period in 2001 primarily due to restructuring actions implemented later in 2001. The most significant spending reductions realized during 2002 were in marketing program spending and personnel related costs. Due to a lower revenue base in 2002, marketing and selling expenses decreased only slightly as a percentage of net revenues to 25.0% in the first quarter of 2002 from 25.2% for the same period in 2001. The Company expects the second quarter 2002 expenses for marketing and selling to be higher than those incurred in the first quarter due to expenses associated with the National Association of Broadcasters trade show, which occurs in the second quarter.

General and Administrative

      General and administrative expenses decreased by approximately $2.5 million (35.2%) in the first quarter of 2002 compared to the same period in 2001. This decrease was primarily the result of reduced fees for professional legal services and a reduction in personnel related costs due to staff reductions. General and administrative expenses decreased as a percentage of net revenues to 4.9% in the first quarter of 2002 from 5.9% for the same period in 2001. This percentage decrease was primarily due to the decrease in general and administrative expenses noted above, partially offset by a lower revenue base in 2002.

Restructuring and Other Costs, Net

      In March 2001, the Company implemented a restructuring plan related to the Softimage operations. As a result, 47 employees were terminated, primarily in Montreal, Canada, and the Company vacated a leased facility in California. In connection with this plan, the Company recorded a $1.3 million restructuring charge during the first quarter of 2001. The restructuring charge included approximately $1.1 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

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

Amortization of Acquisition-Related Intangible Assets

      In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies, The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. In connection with these acquisitions, the Company allocated $6.5 million to intangible assets consisting of completed technologies and work force. Results for the quarters ended March 31, 2002 and 2001 reflect amortization of $0.3 million and $12.4 million, respectively, associated with these acquisition-related intangible assets.

      As of January 1, 2002, in connection with the adoption of SFAS 142, the Company reclassified $1.1 million of previously recorded acquired work force to goodwill and, as a result, ceased amortizing such amount. During the first quarter of 2002, the Company recorded no goodwill or acquired workforce amortization as compared to approximately $11.0 million in the same period in 2001.

Other Income (Expense), Net

      Other income (expense), net, consists primarily of equity in the income of non-consolidated companies, interest income, and interest expense. Other income (expense), net, for the first quarter 2002 decreased $1.2 million to $0.3 million as compared to the same period in 2001. The decrease is mostly attributable to $1.1 million included in other income during the first quarter of 2001 related to the Company's equity in the income of iNews prior to the acquisition of the remaining ownership interest in that quarter.

Provision for Income Taxes

      The Company recorded a tax provision of $0.6 million for the first quarter of 2002. This compares to a tax provision of $0.8 million recorded in the same period of last year. In general, these provisions were comprised of taxes payable by certain of the Company's foreign subsidiaries. No tax benefit was recorded on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 2002, the Company's principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $53.5 million.

      Net cash used in operating activities was $4.6 million for the quarter ended March 31, 2002 compared to $7.2 million used in operating activities during the quarter ended March 31, 2001. During the quarter ended March 31, 2002, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as a decrease in accrued expenses, and increases in inventories and deferred revenue. During the quarter ended March 31, 2001, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as a decrease in accounts receivable (excluding receivables acquired as part of the iNews acquisition), accounts payable and accrued expenses, and increases in inventories and other current assets.

      The Company purchased $3.2 million of property and equipment during the first quarter of 2002, compared to $2.7 million during the quarter ended March 31, 2001. In both of these periods, the purchases were primarily of hardware and software to support research and development activities and for the Company's information systems. During the quarter ended March 31, 2001, the Company also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews. In February 2002, the Company made a payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft.

      During the three months ended March 31, 2002 and 2001, the Company received cash proceeds of approximately $1.5 million and $2.4 million, respectively, from the issuance of common stock upon stock option exercises and under the Company's employee stock purchase plan.

      During 1998, the Company announced that the board of directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases were made in the open market or in privately negotiated transactions. The Company has used, and plans to continue to use, any repurchased shares for its employee stock plans. During the first quarter of 2001, 232,000 shares were repurchased at a cost of approximately $4.2 million, which completed this stock buyback program.

      The Company expects that the majority of the remaining $0.9 million employee-related restructuring accrual balance will be expended over the next nine months and will be funded from working capital. The majority of the $2.2 million facilities-related restructuring accrual represents estimated losses on subleases of space vacated as part of 1999 and 2001 restructuring actions. The leases and lease payment requirements extend through 2010, unless the Company is able to negotiate an earlier termination.

      The Company believes existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet the Company's cash requirements for at least the next twelve months. In the event the Company requires additional financing, the Company believes that it will be able to obtain such financing; however, there can be no assurance that the Company would be successful in doing so, or that the Company could do so on favorable terms.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Some of the statements in this Form 10-Q relating to our future performance constitute forward-looking statements. Such forward-looking statements are based upon management's current expectations and involve known and unknown risks. Realization of any of these risks may cause actual results to differ materially from the results described in the forward-looking statements. Certain of these risks are as follows:

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

      We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, and with the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions. Our broadcast strategy depends on the conversion of this market from analog to digital, which has proven to be slower than expected. Moreover, as a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves and developing a strong, loyal customer base. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If the digital broadcast market continues to develop slowly, or we are unsuccessful in capturing a share of this market, our business and revenues could be adversely affected.

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

      Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Microsoft's Windows and Apple's Macintosh platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms change or that we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which is likely to adversely affect our operating results.

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

      As a result of unfavorable economic conditions and reduced capital spending, our customers in the media, broadcast and content-creation industries have delayed or reduced expenditures. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for our products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If global economic conditions worsen, demand for our products may weaken, and our business and results of operations could suffer.

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

Our future growth could be harmed if we lose the services of our key personnel.

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

      We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note 7, "Commitments and Contingencies" in the Company's unaudited quarterly financial statements.

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

      At March 31, 2002, the Company had $26.4 million of forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Canadian dollars and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three-month period ended March 31, 2002, net gains of $0.2 million resulting from forward-exchange contracts were recorded, which partially offset net transaction losses of $0.3 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

      At March 31, 2002, the Company held $53.5 million in cash, cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in accumulated other comprehensive income
(loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.    OTHER INFORMATION
ITEM 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 2002, the Company filed no current reports on Form 8-K.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Avid Technology, Inc.


Date:  May 14, 2002        By: /s/ Paul J. Milbury
                               --------------------
                               Paul J. Milbury
                               Chief Financial Officer
                               (Principal Financial Officer)




Date:  May 14, 2002        By: /s/ Carol L. Reid
                               --------------------
                               Carol L. Reid
                               Vice President and Corporate Controller
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                         Description                         Page
-----------                         -----------                         ----