Form 10-Q
period 2002-06-30
AVID TECHNOLOGY INC
filed 2002-08-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                          August 13, 2002





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:    Avid Technology, Inc.
                      File No. 0-21174
                      Quarterly Report on Form 10-Q
                      -----------------------------

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

        This filing is being effected by direct transmission to the Commission's EDGAR System.

                                          Very truly yours,


                                          /s/ Carol E. Kazmer


                                          Carol E. Kazmer
                                          General Counsel

                                     STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                    ---------

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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of August 8, 2002 was 26,348,293.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----

PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)
        for the three and six months ended June 30, 2002 and 2001 ...........1

    b)  Condensed Consolidated Balance Sheets as of
        June 30, 2002 (unaudited) and December 31, 2001 .....................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 2002 and 2001 .....................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited) ....4

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk .....26

PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders ............27

ITEM 5.      Other Information ..............................................28

ITEM 6.      Exhibits and Reports on Form 8-K ...............................29

Signatures ..................................................................30

EXHIBIT INDEX ...............................................................31

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                          Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                       ------------------------  ------------------------
                                                             2002         2001         2002         2001
                                                       -----------  -----------  -----------  -----------
                                                       (unaudited)  (unaudited)  (unaudited)  (unaudited)

Net revenues                                             $106,094     $109,434     $198,103     $227,567
Cost of revenues                                           52,591       53,516      100,306      110,029
                                                       -----------  -----------  -----------  -----------
 Gross profit                                              53,503       55,918       97,797      117,538
                                                       -----------  -----------  -----------  -----------
Operating expenses:
 Research and development                                  20,411       21,882       40,229       45,155
 Marketing and selling                                     26,775       31,520       49,741       61,266
 General and administrative                                 5,018        5,432        9,531       12,399
 Restructuring and other costs, net                          (327)        (118)        (327)         246
 Amortization of acquisition-related
  intangible assets                                           257       13,132          603       25,552
                                                       -----------  -----------  -----------  -----------
  Total operating expenses                                 52,134       71,848       99,777      144,618
                                                       -----------  -----------  -----------  -----------

Operating income (loss)                                     1,369      (15,930)      (1,980)     (27,080)


Other income (expense), net                                  (717)       1,895         (452)       3,391
                                                       -----------  -----------  -----------  -----------
Income (loss) before income taxes                             652      (14,035)      (2,432)     (23,689)

Provision for income taxes                                    500          800        1,100        1,600
                                                       -----------  -----------  -----------  -----------

Net income (loss)                                            $152     ($14,835)     ($3,532)    ($25,289)
                                                       ===========  ===========  ===========  ===========

Net income (loss) per share - basic                         $0.01       ($0.58)      ($0.14)      ($1.00)
                                                       ===========  ===========  ===========  ===========

Net income (loss) per share - diluted                       $0.01       ($0.58)      ($0.14)      ($1.00)
                                                       ===========  ===========  ===========  ===========

Weighted average shares outstanding - basic                26,161       25,440       26,095       25,395
                                                       ===========  ===========  ===========  ===========

Weighted average shares outstanding - diluted              26,511       25,440       26,095       25,395
                                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    June 30,       December 31,
                                                                      2002            2001
                                                                 --------------   --------------
                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                             $42,408          $45,613
 Marketable securities                                                  22,700           27,348
 Accounts receivable, net of allowances
  of $11,787 and $11,497 at June 30, 2002
  and December 31, 2001, respectively                                   77,619           78,010
 Inventories                                                            25,249           21,690
 Deferred tax assets, net                                                  727              695
 Prepaid expenses                                                        6,979            6,722
 Other current assets                                                    3,707            3,440
                                                                 --------------   --------------
  Total current assets                                                 179,389          183,518

Property and equipment, net                                             25,815           27,164
Acquisition-related intangible assets, net                               1,778            3,462
Goodwill                                                                 1,087              -
Other assets                                                               676            1,662
                                                                 --------------   --------------
  Total assets                                                        $208,745         $215,806
                                                                 ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $28,498          $19,076
 Accrued compensation and benefits                                      12,676           13,023
 Accrued expenses and other current liabilities                         22,576           26,125
 Income taxes payable                                                    9,959           10,932
 Deferred revenues                                                      29,939           28,872
                                                                 --------------   --------------
  Total current liabilities                                            103,648           98,028

Long-term debt                                                            -              13,020

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock
 Common stock                                                              266              266
 Additional paid-in capital                                            355,890          357,446
 Accumulated deficit                                                  (239,733)        (235,926)
 Treasury stock                                                         (5,159)          (8,035)
 Deferred compensation                                                    (523)          (1,294)
 Accumulated other comprehensive loss                                   (5,644)          (7,699)
                                                                 --------------   --------------
  Total stockholders' equity                                           105,097          104,758
                                                                 --------------   --------------
  Total liabilities and stockholders' equity                          $208,745         $215,806
                                                                 ==============   ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                      Six Months Ended June 30,
                                                                 ----------------------------------
                                                                     2002                2001
                                                                 --------------      --------------
                                                                  (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            ($3,532)           ($25,289)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        6,701              33,194
  Provision for doubtful accounts                                        902                 811
  Compensation from stock grants and options                             751               1,571
  Equity in income of non-consolidated companies                        (133)             (1,164)
  Gain on sale of businesses                                            (327)             (2,366)
  Gain on sale of marketable securities                                                     (359)
  Write-down of investment in non-consolidated company                 1,000               1,100
  Changes in operating assets and liabilities,
   net of effects of acquisition:
   Accounts receivable                                                   693              15,577
   Inventories                                                        (3,384)             (5,415)
   Prepaid expenses and other current assets                             (98)               (318)
   Accounts payable                                                    9,283              (9,654)
   Income taxes payable                                               (1,096)             (1,067)
   Accrued expenses, compensation and benefits and other
    current liabilities                                               (3,441)            (13,630)
   Deferred revenues                                                     885                  94
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   8,204              (6,915)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (5,711)             (4,719)
 Payments for other long-term assets                                    (132)               (280)
 Dividends from non-consolidated company                                  59                  94
 Payments for business acquisition, net of cash acquired                                  (5,439)
 Payment on note issued in connection with acquisition               (13,020)
 Collections of notes receivable from sale of business                   327                 333
 Purchases of marketable securities                                  (15,516)             (8,632)
 Proceeds from sales of marketable securities                         20,866              15,991
---------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                               (13,127)             (2,652)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of common stock for treasury                                                   (4,155)
  Proceeds from issuance of common stock                               1,062               3,876
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,062                (279)
---------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents            656              (1,220)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                             (3,205)            (11,066)
Cash and cash equivalents at beginning of period                      45,613              64,875
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $42,408             $53,809
---------------------------------------------------------------------------------------------------



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

2.     NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                            -----------------------  -----------------------
                                               2002        2001        2002         2001
                                            -----------  ----------  ----------  -----------
Net income (loss)                                 $152    ($14,835)    ($3,532)    ($25,289)
                                            ===========  ==========  ==========  ===========

Weighted average common shares
   outstanding - basic                          26,161      25,440      26,095       25,395

Weighted average potential common stock            350           -           -            -
                                            -----------  ----------  ----------  -----------
Weighted average common shares
   outstanding - diluted                        26,511      25,440      26,095       25,395
                                            ===========  ==========  ==========  ===========

Basic net income (loss) per share                $0.01      ($0.58)     ($0.14)      ($1.00)
Diluted net income (loss) per share              $0.01      ($0.58)     ($0.14)      ($1.00)


Common stock options and warrants that
were considered anti-dilutive securities
and excluded from the diluted net income
(loss) per share calculations were as
follows, on a weighted-average basis:            8,823       9,307       8,952        8,964


For the three and six months ended June 30, 2002 and 2001, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.     INVENTORIES

Inventories consisted of the following (in thousands):

                                         June 30,            December 31,
                                           2002                  2001
                                      ---------------       ---------------
Raw materials                                $13,527               $13,043
Work in process                                2,612                 2,553
Finished goods                                 9,110                 6,094
                                      ---------------       ---------------
                                             $25,249               $21,690
                                      ===============       ===============

4.     INVESTMENT IN JOINT VENTURE

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technologies and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. (now a unit of Thomson Multimedia). Beginning in September 2000, AvStar has been doing business as iNews, LLC ("iNews").

The Company's investment in the joint venture was accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the six-month period ended June 30, 2001 was approximately $1.1 million. In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million was initially allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. The Company recorded amortization of these intangible assets of $0.2 million and $0.4 million in the three- and six-month periods ended June 30, 2002 and $0.7 million for each of the three- and six-month periods ended June 30, 2001. In connection with the adoption of SFAS 142 discussed below, the Company reclassified $1.1 million of the remaining acquired work force to goodwill on January 1, 2002 (see Note 5).

5.     GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which supersedes APB Opinion No. 17 "Intangible Assets", addresses how acquired goodwill and other intangible assets should be accounted for in financial statements subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that "reporting units" be identified for the purposes of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. SFAS No. 142 requires that goodwill not be amortized but rather be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. Additionally, SFAS 142 provides guidance about how to determine and measure goodwill impairment and requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition.

In connection with its adoption of SFAS 142 on January 1, 2002, the Company reclassified the remaining value of acquired work force from the iNews acquisition of $1.1 million to goodwill and, as a result, ceased amortizing this amount; prior to this reclassification, the Company had no unamortized goodwill as of that date.

SFAS 142 requires the Company to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. SFAS 142 prescribes a two-phase process of impairment testing of goodwill. The first phase, which under SFAS 142's transitional guidance was required to be completed by June 30, 2002, tests for impairment by comparing the fair value of each reporting unit with its book value. The second phase, which under SFAS 142's transitional guidance is required to be completed by December 31, 2002, is not necessary if the fair value of each reporting unit exceeds its book value, as tested in the first phase. If the second phase is necessary the impairment of goodwill is measured by comparing the fair value of each reporting unit's goodwill with the related carrying amount of the goodwill. As defined by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", a reporting unit is the same level as or one level below an operating segment. The Company has determined that its reporting units are its operating segments, Video and Film Editing and Effects and Professional Audio. The Company completed the first phase of the impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill as of January 1, 2002; accordingly, absent future indicators of impairment, no further testing phases are expected during 2002. Additional impairment analyses will be completed at least annually, or more frequently when events and circumstances indicate that the recorded goodwill might be impaired.

Finite-lived intangible assets at June 30, 2002 and December 31, 2001 consisted only of completed technologies with a gross carrying amount of $3.9 million and $6.5 million, respectively. The related accumulated amortization was $2.1 million and $3.1 million at June 30, 2002 and December 31, 2001, respectively. Completed technologies are amortized on a straight-line basis over periods ranging from 3 to 4.5 years. The Company expects amortization to be approximately $0.5 million for the remainder of 2002, $1.0 million during 2003, and $0.2 million during 2004.

The following summary reflects the pro forma results of operations as if SFAS 142 had been retroactively applied as of January 1, 2001 (in thousands, except per share amounts):

                                          For the Three Months Ended       For the Six Months Ended
                                                    June 30,                       June 30,
                                          ---------------------------     --------------------------

                                             2002             2001            2002           2001
                                          ------------    -----------     -----------     -----------
Reported net income (loss)                       $152       ($14,835)        ($3,532)       ($25,289)
 Goodwill amortization                                         9,912                          19,824
 Amortization of work force                                    1,046                           1,801
                                          ------------    -----------     -----------     -----------
Pro forma net income (loss)                      $152        ($3,877)        ($3,532)        ($3,664)
                                          ============    ===========     ===========     ===========

Basic net income (loss) per share:
 As reported                                    $0.01         ($0.58)         ($0.14)         ($1.00)
 Pro forma                                      $0.01         ($0.15)         ($0.14)         ($0.14)
Weighted average common shares
   outstanding - basic                         26,161         25,440          26,095          25,395


Diluted net income (loss) per share:
 As reported                                    $0.01         ($0.58)         ($0.14)         ($1.00)
 Pro forma                                      $0.01         ($0.15)         ($0.14)         ($0.14)
Weighted average common shares
   outstanding - diluted                       26,511         25,440          26,095          25,395


6.     LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage Inc. ("Softimage"), Avid issued a $5.0 million subordinated note (the "Note") to Microsoft Corporation ("Microsoft"). The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, was due on June 15, 2003. The Note bore interest at 9.5% per year, payable quarterly. Through December 31, 2001, the Note had been increased by approximately $16.0 million for forfeited Avid stock options. During 1999, the Company made a principal payment of $8.0 million. On February 6, 2002, the Company made a payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft. The Company made cash payments for interest during the three-month period ended June 30, 2001 of $0.3 million. The Company made cash payments for interest during the six-month periods ended June 30, 2002 and 2001 of $20,000 and $0.6 million, respectively.

7.     COMMITMENTS AND CONTINGENCIES

On June 7, 1995, Avid filed a patent infringement complaint in the United States District Court for the District of Massachusetts against Data Translation, Inc. (now known as Media 100), a Marlboro, Massachusetts-based company. Avid is seeking judgment against Media 100 that, among other things, Media 100 willfully infringed Avid's U.S. patent number 5,045,940, entitled "Video/Audio Transmission System and Method." Avid is also seeking an award of treble damages together with prejudgment interest and costs, Avid's costs and reasonable attorneys' fees, and an injunction to prohibit further infringement by Media
100. On January 16, 1998, the litigation was dismissed without prejudice (with leave to refile), pending a decision by the U.S. Patent and Trademark Office on a reissue patent application based on the issued patent.

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

8.     COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income (loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (loss), net of taxes (in thousands):

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                           ------------------------  ----------------------
                                              2002         2001        2002        2001
                                           -----------  -----------  ---------- -----------
Net income (loss)                                $152     ($14,835)    ($3,532)   ($25,289)
Foreign currency translation adjustment         2,505         (184)      2,040      (2,388)
Unrealized gains (losses) on securities            13         (805)         15        (545)
                                           -----------  -----------  ---------- -----------
Total comprehensive income (loss)              $2,670     ($15,824)    ($1,477)   ($28,222)
                                           ===========  ===========  ========== ===========

9.     SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                        -------------------------     -------------------------
                                           2002         2001             2002          2001
                                        -----------  ------------     -----------  ------------
Video and Film Editing and Effects:
          Net revenues                     $70,227       $79,907        $129,976      $167,239
                                        ===========   ===========     ===========  ============

          Operating loss                   ($3,459)      ($5,957)        ($9,697)      ($8,015)
                                        ===========   ===========     ===========  ============
Professional Audio:
          Net revenues                     $35,867       $29,527         $68,127       $60,328
                                        ===========   ===========     ===========  ============

          Operating income                  $4,758        $3,041          $7,993        $6,733
                                        ===========   ===========     ===========  ============
Combined Segments:
          Net revenues                    $106,094      $109,434        $198,103      $227,567
                                        ===========   ===========     ===========  ============

          Operating income (loss)           $1,299       ($2,916)        ($1,704)      ($1,282)
                                        ===========   ===========     ===========  ============

The following table reconciles operating income for reportable segments to total consolidated operating income (loss) (in thousands):

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                      -----------------------  -----------------------
                                                         2002        2001        2002         2001
                                                      -----------  ----------  ----------  -----------
Total operating income (loss) for reportable segments     $1,299     ($2,916)    ($1,704)     ($1,282)
 Unallocated amounts:
   Amortization of acquisition-related
    intangible assets                                       (257)    (13,132)       (603)     (25,552)
   Restructuring and other costs, net                        327         118         327         (246)
                                                      -----------  ----------  ----------  -----------
Consolidated operating income (loss)                      $1,369    ($15,930)    ($1,980)    ($27,080)
                                                      ===========  ==========  ==========  ===========

10.     RESTRUCTURING AND OTHER COSTS, NET

During the six months ended June 30, 2001, the Company implemented restructuring plans resulting in the termination of 54 employees, primarily related to its Softimage operations in Montreal, Canada, and the vacating of a leased facility in California. The Company incurred charges of approximately $1.5 million under these plans, which included $1.3 million for severance and related costs of the terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

The following table sets forth the activity in the restructuring accrual accounts for the six months ended June 30, 2002 (in thousands):

                                        Employee      Facilities
                                        Related        Related          Total
                                      ------------   ------------   ------------
Accrual balance at December 31, 2001       $1,471         $3,619         $5,090

Non-cash charges                                          (1,030)        (1,030)
Cash payments                                (796)          (515)        (1,311)
                                      ------------   ------------   ------------
Accrual balance at June 30, 2002             $675         $2,074         $2,749
                                      ============   ============   ============

The Company expects that the majority of the remaining $0.7 million employee related accrual balance will be expended over the next six months and will be funded from working capital. The majority of the facilities related accrual represents estimated losses on subleases of space vacated as part of various restructuring actions. The leases extend through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. In 1999, the Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserves of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank and $0.8 million for loans extended to the buyers in connection with the transaction. The line of credit guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge had originally been recorded. In addition, in the quarter ended June 30, 2002, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. The Company also received a payment of $0.3 million under the note in the quarter ended June 30, 2001. These payments were recorded as credits to restructuring and other costs, net, since the note was fully reserved when received. The payment received in the quarter ended June 30, 2002 satisfied the remaining balance of the note in full.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002, and is currently evaluating the impact of adoption of this statement.

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

        Move Media. We offer products that allow customers to distribute their final product. For example, we provide technology for playback directly to air for broadcast television applications. In addition, we believe that the Internet will eventually become a critical content distribution channel, and we therefore develop and sell Internet ready products.

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

        Net revenues decreased by $29.5 million (12.9%) to $198.1 million for the six months ended June 30, 2002 from $227.6 million for the six months ended June 30, 2001. This decrease occurred across most product families in our Video and Film Editing and Effects ("Video") business, in particular the Media Composer family. We believe that a portion of this decline was due to the general worldwide economic slowdown. More specifically, we believe that a reduction in advertising spending worldwide has had a negative impact on our post-production video business, causing our customers to reduce capital spending pending an upturn in their businesses. Revenue in the Video segment was also adversely impacted by pricing reductions and discounts. Our Professional Audio ("Audio") business contributed favorably to revenues due to strong demand for its new flagship digital audio workstation, Pro Tools|HD, which was introduced in January 2002. Revenue from the combined segments includes an adverse currency effect of approximately $2.0 million in 2002 versus the same period a year ago, primarily due to a weakening of the yen, and to a lesser extent the weakening of the euro (assuming prior quarter revenues were expressed at current quarter exchange rates).

        Net revenues decreased by $3.3 million (3.1%) to $106.1 million for the quarter ended June 30, 2002 from $109.4 million for the same quarter in 2001. This decrease occurred primarily in the Media Composer family of the Video business for the reasons noted above. These decreases were in part offset by continued strong demand for Pro Tools|HD in our Audio segment. The decrease quarter-on-quarter was substantially less than that of the six-month periods due to higher revenues in the quarter ended June 30, 2002, which were up from the quarter ended March 31, 2002 by $14.1 million or 15.3%. This improvement over the first quarter of 2002 occurred in both the Video and Audio segments, driven by the release of several new Video products at the end of the quarter ended June 30, 2002 and by delivery of third-party software from the Audio business for which revenue had previously been deferred.

        During the second quarter of 2002, the Company began shipping Digital Studio v6.0, Digital Studio HD v6.0, Symphony v4.0, Media Composer v11.0, Xpress v5.0, NewsCutter Effects v3.0, Newscutter XP v3.0 and NewsCutter Mobile v3.0.

        Net revenues derived through indirect channels were approximately 82% of net revenues for the three months ended June 30, 2002, compared to 81% of net revenues for the same period in 2001. Indirect channel revenues were approximately 82% of net revenues for both the six-month periods ended June 30, 2002 and 2001.

        Sales in the Americas accounted for 55% and 57% of the Company's second quarter 2002 and 2001 net revenues, respectively. For the six-month periods ended June 30, 2002 and 2001, sales in the Americas accounted for 55% and 54% of net revenues, respectively. For the three- and six-month periods ended June 30, 2002, Americas sales decreased by approximately $3.3 million or 5.3% and $12.9 million or 10.5%, respectively, compared to the same periods in 2001.

        Sales in the Europe and Asia Pacific regions accounted for 45% and 43% of the Company's second quarter 2002 and 2001 net revenues, respectively. For the six-month periods ended June 30, 2002 and 2001, sales in the Europe and Asia pacific regions accounted for 45% and 46% of net revenues, respectively. The combined Europe and Asia Pacific sales in the second quarter of 2002 were relatively unchanged compared to the same period in 2001 and decreased by approximately $16.6 million or 15.8% for the first half of 2002 compared to the same period in 2001.

Gross Profit

        Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of after market peripher hardware products such as disk drives, and currency exchange rate fluctuations.

        Gross margin decreased to 49.4% for the six months ended June 30, 2002 from 51.6% for the same period in 2001. This decrease was primarily due to price reductions and discounting in the Video segment, and higher manufacturing costs in the Audio segment, both of which were partially offset by a more favorable product mix in the Video business driven by the release of several new products at the end of the quarter and by delivery of third-party promotional software from Audio for which revenue had previously been deferred. Additionally, there was a negative impact from currency exchange rate fluctuations, primarily a weakening of the Japanese yen, and to a lesser extent the weakening of the euro for the six-month period ended June 30, 2002.

        Gross margin decreased to 50.4% in the second quarter of 2002 compared to 51.1% in the same period of 2001. This decrease was primarily due to price reductions, discounting and higher manufacturing costs per unit in the Video segment and higher manufacturing costs in the Audio segment, both of which were partially offset by the more favorable product mix from the Video business and by delivery of third-party promotional software from Audio for which revenue had previously been deferred.

Research and Development

        Research and development expenses decreased by $1.5 million (6.7%) in the second quarter of 2002 compared to the same period in 2001 and decreased by $4.9 million (10.9%) for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in each period was primarily the result of reduced personnel and other restructuring actions implemented in late 2001, partially offset by an increase in research and development costs related to our hardware architecture projects. Research and development expenses decreased to 19.2% of net revenues in the second quarter of 2002 compared to 20.0% in the same quarter of 2001. Due to a lower revenue base in 2002, research and development expenses increased to 20.3% of net revenues for the six months ended June 30, 2002 from 19.8% for the same period in 2001 despite lower research and development spending.

Marketing and Selling

        Marketing and selling expenses decreased by approximately $4.7 million (15.1%) in the second quarter of 2002 compared to the same period in 2001 and decreased by $11.5 million (18.8%) for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to restructuring actions implemented in the third quarter of 2001. The most significant spending reductions realized during 2002 were in personnel and related costs, marketing programs and travel and related expenses. Marketing and selling expenses decreased to 25.2% of net revenues in the second quarter of 2002 compared to 28.8% in the same quarter of 2001. Marketing and selling expenses decreased to 25.1% of net revenues for the six months ended June 30, 2002 from 26.9% for the same period in 2001.

General and Administrative

        General and administrative expenses decreased by $0.4 million (7.6%) in the second quarter of 2002 compared to the same period in 2001 and decreased by $2.9 million (23.1%) for the six months ended June 30, 2002 compared to the same period in 2001. These decreases were primarily due to a reduction in outside legal fees and personnel and related expenditures. General and administrative expenses decreased to 4.7% of net revenues in the second quarter of 2002 compared to 5.0% in the same quarter of 2001 and decreased to 4.8% from 5.4% of net revenues for the six months ended June 30, 2002 and 2001, respectively.

Restructuring and Other Costs, Net

        During the six months ended June 30, 2001, the Company implemented restructuring plans resulting in the termination of 54 employees, primarily related to its Softimage operations in Montreal, Canada, and the vacating of a leased facility in California. The Company incurred charges of approximately $1.5 million under these plans, which included $1.3 million for severance and related costs of the terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment.

        In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. In 1999, the Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the

Company's guarantee of the new entity's line of credit with a bank and $0.8 million for loans extended to the buyers in connection with the transaction. The line of credit guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge had originally been recorded. In addition, in the quarter ended June 30, 2002, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. The Company also received a payment of $0.3 million under the note in the quarter ended June 30, 2001. These payments were recorded as credits to Restructuring and other costs, net, since the note was fully reserved when received. The payment received in the quarter ended June 30, 2002 satisfied the remaining balance of the note in full.

Amortization of Acquisition-related Intangible Assets

        In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies, The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. In connection with these acquisitions, the Company allocated $6.5 million to intangible assets, consisting of completed technologies and work force. Results for the quarters ended June 30, 2002 and 2001 reflect amortization of $0.3 million and $13.1 million, respectively, associated with these acquisition-related intangible assets. Results for the six-month periods ended June 30, 2002 and 2001 reflect amortization of $0.6 million and $25.6 million, respectively, associated with these acquisition-related intangible assets.

        As of January 1, 2002, in connection with the adoption of SFAS 142, the Company reclassified $1.1 million of previously recorded acquired work force to goodwill and, as a result, ceased amortizing this amount. During 2002 the Company recorded no goodwill or acquired workforce amortization as compared to approximately $11.0 million and $21.6 million in the three- and six-month periods ended June 30, 2001, respectively.

Other Income (Expense), Net

        Other income (expense), net, generally consists primarily of income associated with various non-consolidated companies, interest income, and interest expense. Other income (expense), net, for the second quarter 2002 was ($.7 million) compared to $1.9 million for the same quarter last year, a decrease of $2.6 million. The decrease was due primarily to an unrealized gain recorded in the prior-year quarter on receipt of stock in connection with the sale of the Company's share of Avid Sports LLC in June 2000. For the six-month period ended June 30, 2002, other income (expense), net, decreased $3.8 million to ($0.5) million as compared to the same period in 2001, primarily due to the gain in 2001 on the sale of Avid Sports LLC noted above, along with the absence of any equity in the net income of iNews in the 2002 period as a result of the Company's acquisition of the remaining ownership interest in the first quarter of 2001. The Company recorded charges of $1.0 million and $1.1 million in the three months ended June 30, 2002 and 2001, respectively, to write off an impaired investment accounted for under the cost method. The investment impairment considered evidence of recent financing transactions and reviews of operating plans of the underlying entity.

Provision for Income Taxes

        The Company recorded a tax provision of $0.6 million and $0.5 million for the first and second quarters of 2002, respectively. This compares to a tax provision of $0.8 million recorded in each of the same quarters last year. In general, these provisions were comprised of taxes payable by the Company's foreign subsidiaries. No tax benefit was recorded on the losses before income taxes realized in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 2002, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $65.1 million.

        Net cash provided by operating activities was $8.2 million for the six months ended June 30, 2002 compared to $6.9 million used in operating activities in the same period in 2001. During the six months ended June 30, 2002, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and other non-cash adjustments as well as an increase in accounts payable, offset by an increase in inventories and a decrease in accrued expenses. During the six months ended June 30, 2001, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization and other non-cash adjustments as well as an increase in inventories and decreases in accrued expenses and accounts payable, offset by a decrease in accounts receivable.

        The Company purchased $5.7 million of property and equipment during the six months ended June 30, 2002, compared to $4.7 million in the same period in 2001. In both of these periods, the purchases were primarily of hardware and software to support research and development. During the six months ended June 30, 2002, the Company also made a cash payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft. During the six months ended June 30, 2001, the Company made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews.

        During the six months ended June 30, 2002 and 2001, the Company received cash proceeds of approximately $1.1 million and $3.9 million, respectively, from the issuance of common stock upon stock option exercises and under the Company's employee stock purchase plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Acitvity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002 and is currently evaluating the impact of adoption of this statement.

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

        We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, and with the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions to offer broadcast solutions. Our broadcast strategy depends on the conversion of this market from analog to digital, which has proven to be slower than expected. Moreover, as a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves, creating compelling customer solutions, and developing a strong, loyal customer base. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If the digital broadcast market continues to develop slowly, or we are unsuccessful in capturing a share of this market, our business and revenues could be adversely affected.

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

We are expanding our product line and offering solutions to new markets, and our future revenues depend in part on the success of this expansion.

        We are expanding our product line beyond our core video editing market to offer digital media production solutions to the broadcast news market, including cable and Internet news, the on-line film and video finishing market, and the emerging market for multimedia production tools, including the Internet and corporate markets. We have limited experience in serving these markets and there can be no assurance that we will be able to develop such solutions successfully. To be successful, we will need to introduce new products, gain customer acceptance, and establish appropriate distribution channels, support, and maintenance. Any unexpected delays or additional costs that we incur in achieving these goals could harm our business and reduce our operating results.

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

        The digital video, audio, and animation markets are competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Many of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Further, such competitors may be able to develop products comparable or superior to ours, or adapt more quickly to new technologies or evolving customer requirements. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

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

Regulations could be enacted that restrict our Internet initiatives.

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

        At June 30, 2002, the Company had $24.8 million of forward-exchange contracts outstanding, denominated in euros, Japanese yen, Canadian dollars and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three- and six-month periods ended June 30, 2002, net losses of $3.2 million and $3.0 million, respectively resulting from forward-exchange contracts were included in the results of operations and were more than offset by net transaction and translation gains on the related asset and liabilities for the same periods of $4.1 million and $3.8 million, respectively. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

        At June 30, 2002, the Company held $65.1 million in cash, cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in accumulated other comprehensive income
(loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

PART II.     OTHER INFORMATION
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2002. At the meeting, Robert M. Halperin and William J. Warner were reelected as Class III Directors. The vote with respect to each nominee is set forth below:


                            Total Vote For               Total Vote Withheld
                            Each Director                From Each Director
                            --------------               -------------------

     Mr. Halperin            19,820,655                      3,425,259

     Mr. Warner              22,949,010                        297,004


Additional Directors of the Company whose term of office continued after the meeting are Charles T. Brumback, Nancy Hawthorne, Pamela F. Lenehan, and David A. Krall.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants by a vote of 22,983,076 shares for, 249,406 shares against, and 13,532 shares abstaining.

ITEM 5.     OTHER INFORMATION

Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 2003 Annual Meeting of Stockholders (the "2003 Meeting") must be submitted to the Secretary of the Company at its offices, Avid Technology Park, One Park West, Tewksbury, Massachusetts 01876, no later than December 13, 2002.

In addition, the Company's By-laws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy card as described above). To be timely, the notice must be received by the Company no later than February 11, 2003 or 60 days before the date of the 2003 Meeting, whichever is later. The Company has not yet set a date for the 2003 Meeting. However, if the 2003 Meeting is held on May 22, 2003 (the anniversary of the 2002 Annual Meeting of Stockholders), the deadline for delivery of the notice would be March 24, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
        The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.


(b) REPORTS ON FORM 8-K. For the fiscal quarter ended June 30, 2002, the Company filed no Current Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Avid Technology, Inc.


Date:     August 13, 2002           By:  /s/ Paul J. Milbury
                                         -----------------------
                                         Paul J. Milbury
                                         Chief Financial Officer
                                         (Principal Financial Officer)




Date:     August 13, 2002           By:  /s/ Carol L. Reid
                                         -----------------------
                                         Carol L. Reid
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description                               Page


99.1       Statement Pursuant to 18 U.S.C.ss.1350, dated as of August 13, 2002