Form 10-Q
period 2002-09-30
AVID TECHNOLOGY INC
filed 2002-11-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                           November 13, 2002





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:    Avid Technology, Inc.
                      File No. 0-21174
                      Quarterly Report on Form 10-Q

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of November 5, 2002 was 26,526,815.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                         PAGE


PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)for the three and nine months ended September 30, 2002 and 2001 .............1

    b)  Consolidated Balance Sheets as of September 30, 2002 (unaudited)
        and December 31, 2001 ...............................................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)for the nine months ended September 30, 2002 and 2001 ...................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited).....4

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................12

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk ......26

ITEM 4.      Controls and Procedures ........................................27

PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K ...............................28

Signatures ..................................................................29

CERTIFICATION ...............................................................30

EXHIBIT INDEX ...............................................................32

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                    ----------------------------   ----------------------------
                                                        2002           2001            2002           2001
                                                     (unaudited)   (unaudited)      (unaudited)    (unaudited)
Net revenues                                            $107,832       $102,281        $305,935       $329,849

Cost of revenues                                          53,222         50,444         153,528        160,473
                                                    -------------  -------------   -------------  -------------
  Gross profit                                            54,610         51,837         152,407        169,376
                                                    -------------  -------------   -------------  -------------

Operating expenses:
 Research and development                                 20,916         19,630          61,145         64,785
 Marketing and selling                                    25,677         27,614          75,418         88,880
 General and administrative                                5,454          5,299          14,985         17,699
 Restructuring and other costs, net                                       8,303            (327)         8,549
 Amortization of acquisition-related
  intangible assets                                          257          5,088             861         30,640
                                                    -------------  -------------   -------------  -------------
  Total operating expenses                                52,304         65,934         152,082        210,553
                                                    -------------  -------------   -------------  -------------

Operating income (loss)                                    2,306        (14,097)            325        (41,177)


Other income (expense), net                                  259            605            (192)         3,996
                                                    -------------  -------------   -------------  -------------
Income (loss) before income taxes                          2,565        (13,492)            133        (37,181)

Provision for income taxes                                   300            700           1,400          2,300
                                                    -------------  -------------   -------------  -------------

Net income (loss)                                         $2,265       ($14,192)        ($1,267)      ($39,481)
                                                    =============  =============   =============  =============


Net income (loss) per common share - basic                 $0.09         ($0.55)         ($0.05)        ($1.55)
                                                    =============  =============   =============  =============


Net income (loss) per common share - diluted               $0.09         ($0.55)         ($0.05)        ($1.55)
                                                    =============  =============   =============  =============


Weighted average shares outstanding - basic               26,287         25,745          26,064         25,513
                                                    =============  =============   =============  =============


Weighted average shares outstanding - diluted             26,550         25,745          26,064         25,513
                                                    =============  =============   =============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                 September 30,   December 31,
                                                                     2002           2001
                                                                 -------------  -------------
                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $55,867        $45,613
 Marketable securities                                                 22,368         27,348
 Accounts receivable, net of allowances of $11,552 and
   $11,497 at September 30, 2002 and December 31, 2001,
   respectively                                                        62,330         78,010
 Inventories                                                           29,864         21,690
 Deferred tax assets, net                                                 745            695
 Prepaid expenses                                                       6,195          6,722
 Other current assets                                                   3,674          3,440
                                                                 -------------  -------------
  Total current assets                                                181,043        183,518

Property and equipment, net                                            24,352         27,164
Acquisition-related intangible assets, net                              1,520          3,462
Goodwill                                                                1,087             -
Other assets                                                              669          1,662
                                                                 -------------  -------------
 Total assets                                                        $208,671       $215,806
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $26,340        $19,076
 Accrued compensation and benefits                                     12,695         13,023
 Accrued expenses and other current liabilities                        22,550         26,125
 Income taxes payable                                                   8,686         10,932
 Deferred revenues                                                     30,489         28,872
                                                                 -------------  -------------
  Total current liabilities                                           100,760         98,028

Long-term debt and other liabilities (Note 6)                               -         13,020

Commitments and contingencies (Note 7) Stockholders' equity:
 Preferred stock
 Common stock                                                             266            266
 Additional paid-in capital                                           355,860        357,446
 Accumulated deficit                                                 (238,292)      (235,926)
 Treasury stock                                                        (3,368)        (8,035)
 Deferred compensation                                                   (343)        (1,294)
 Accumulated other comprehensive loss                                  (6,212)        (7,699)
                                                                 -------------  -------------
  Total stockholders' equity                                          107,911        104,758
                                                                 -------------  -------------
  Total liabilities and stockholders' equity                         $208,671       $215,806
                                                                 =============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Nine Months Ended September 30,
                                                                    2002              2001
                                                               ---------------   ---------------
                                                                 (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             ($1,267)         ($39,481)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                         9,821            42,242
  Provision for doubtful accounts                                       1,350             1,867
  Compensation from stock grants and options                              901             2,178
  Equity in income of non-consolidated companies                         (158)           (1,164)
  Gain on sale of businesses                                             (327)           (2,272)
  Write-down of investment in non-consolidated company                  1,000             1,100
  Changes in operating assets and liabilities,
   net of effects of acquisition:
   Accounts receivable                                                 16,183            24,045
   Inventories                                                         (8,027)             (331)
   Prepaid expenses and other current assets                              669               (40)
   Accounts payable                                                     7,123           (12,158)
   Income taxes payable                                                (2,378)             (817)
   Accrued expenses, compensation and benefits and other
    current liabilities                                                (3,744)           (6,190)
   Deferred revenues                                                    1,458            (1,349)
------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                             22,604             7,630
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (7,117)           (9,448)
 Payments for other long-term assets                                     (130)             (361)
 Dividends from non-consolidated company                                   59
 Payments for business acquisition, net of cash acquired                                 (5,439)
 Payments on note issued in connection with acquisition               (13,020)
 Collections of notes receivable from sale of business                    327               333
 Purchases of marketable securities                                   (16,173)          (17,728)
 Proceeds from sales of marketable securities                          21,099            22,305
------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (14,955)          (10,338)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                                                   (4,155)
 Proceeds from issuance of common stock                                 2,032             5,289
------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,032             1,134
------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents             573              (297)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   10,254            (1,871)
Cash and cash equivalents at beginning of period                       45,613            64,875
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $55,867           $63,004
------------------------------------------------------------------------------------------------

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

2.     NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                            ------------------------ -----------------------
                                               2002        2001        2002         2001
                                            -----------  ----------  ----------  -----------
Net income (loss)                               $2,265    ($14,192)    ($1,267)    ($39,481)
                                            ===========  ==========  ==========  ===========

Weighted average common shares
   outstanding - basic                          26,287      25,745      26,064       25,513
Weighted average potential common stock            263
                                            -----------  ----------  ----------  -----------
Weighted average common shares
   outstanding - diluted                        26,550      25,745      26,064       25,513
                                            ===========  ==========  ==========  ===========

Basic net income (loss) per share                $0.09      ($0.55)     ($0.05)      ($1.55)
Diluted net income (loss) per share              $0.09      ($0.55)     ($0.05)      ($1.55)


Common stock options and warrants that
were considered anti-dilutive securities
and excluded from the diluted net income
(loss) per share calculations were as
follows, on a weighted-average basis:            8,330       9,034       8,907        9,010

For the three and nine months ended September 30, 2002 and 2001, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.     INVENTORIES

Inventories consisted of the following (in thousands):

                                September 30,      December 31,
                                    2002               2001
                               ----------------   ----------------
Raw materials                          $13,705            $13,043
Work in process                          2,648              2,553
Finished goods                          13,511              6,094
                               ----------------   ----------------
                                       $29,864            $21,690
                               ================   ================

As of September 30, 2002 and December 31, 2001, the finished goods inventory included deferred costs of $3.9 million and $1.5 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

4.     INVESTMENT IN JOINT VENTURE AND ACQUISITIONS

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technologies and certain personnel. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. (now a unit of Thomson Multimedia). In September 2000, AvStar began doing business as iNews, LLC ("iNews").

The Company's investment in the joint venture was accounted for under the equity method of accounting. The pro rata share of earnings of the joint venture recorded by the Company during the nine-month period ended September 30, 2001, related to iNews operating results for the fourth quarter of 2000, was approximately $1.1 million. In January 2001, the Company acquired Grass Valley Group's 50% interest in iNews for approximately $6.0 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million was initially allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. The Company recorded amortization of these intangible assets of $0.2 million and $0.6 million in the three- and nine-month periods ended September 30, 2002, respectively, and $0.5 million and $1.2 million in the three- and nine-month periods ended September 30, 2001, respectively. In connection with the adoption of SFAS 142, the Company reclassified the remaining acquired work force balance, of $1.1 million, to goodwill on January 1, 2002 (see Note 5).

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

In connection with its adoption of SFAS 142 on January 1, 2002, the Company reclassified the remaining value of acquired work force from the iNews acquisition, of $1.1 million, to goodwill and, as a result, ceased amortizing this amount; prior to this reclassification, the Company had no unamortized goodwill.

SFAS 142 requires the Company to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. SFAS 142 prescribes a two-phase process of impairment testing of goodwill. The first phase, which under SFAS 142's transitional guidance was required to be completed by June 30, 2002, tests for impairment by comparing the fair value of each reporting unit with its book value. The second phase, which under SFAS 142's transitional guidance is required to be completed by December 31, 2002, is not necessary if the fair value of each reporting unit exceeds its book value, as tested in the first phase. If the second phase is necessary the impairment of goodwill is measured by comparing the fair value of each reporting unit's goodwill with the related carrying amount of the goodwill. A reporting unit is an operating segment, as defined by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", or one level below an operating segment. Upon adoption of SFAS 142, the Company determined that its reporting units are its two operating segments, Video and Film Editing and Effects, and Professional Audio. The Company completed the first phase of the impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill as of January 1, 2002. Additional impairment analyses will be completed at least annually, including as of December 31, 2002, or more frequently when events and circumstances indicate that the recorded goodwill might be impaired.

Finite-lived intangible assets at September 30, 2002 and December 31, 2001 consisted only of completed technologies with a gross carrying amount of $3.9 million and $6.5 million, respectively. The related accumulated amortization was $2.4 million and $3.1 million at September 30, 2002 and December 31, 2001, respectively. Completed technologies are amortized on a straight-line basis over periods ranging from 3 to 4.5 years. The Company expects amortization of these intangible assets to be approximately $0.3 million for the remainder of 2002, $1.0 million during 2003, and $0.2 million during 2004.

The following summary reflects the pro forma results of operations as if SFAS 142 had been retroactively applied as of January 1, 2001 (in thousands, except per share amounts):

                                            For the Three Months Ended     For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ---------------------------   ---------------------------

                                               2002            2001            2002           2001
                                            ------------   ------------    -----------     -----------
Reported net income (loss)                       $2,265       ($14,192)       ($1,267)       ($39,481)
 Goodwill amortization, net of tax                               3,238                         23,062
 Amortization of work force, net of tax                            989                          2,790
                                            ------------   ------------    -----------     -----------
Pro forma net income (loss)                      $2,265        ($9,965)       ($1,267)       ($13,629)
                                            ============   ============    ===========     ===========

Basic net income (loss) per share:
 As reported                                      $0.09         ($0.55)        ($0.05)         ($1.55)
 Pro forma                                        $0.09         ($0.39)        ($0.05)         ($0.53)
 Weighted average common shares
  outstanding - basic                            26,287         25,745         26,064          25,513

Diluted net income (loss) per share:
 As reported                                      $0.09         ($0.55)        ($0.05)         ($1.55)
 Pro forma                                        $0.09         ($0.39)        ($0.05)         ($0.53)
 Weighted average common shares
  outstanding - diluted                          26,550         25,745         26,064          25,513

6.     LONG-TERM DEBT AND OTHER LIABILITIES

In connection with the acquisition of Softimage Inc. ("Softimage") from Microsoft Corporation ("Microsoft") in 1998, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft. The principal amount of the Note, including any adjustments relative to unvested Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, was due on June 15, 2003. The Note bore interest at 9.5% per year, payable quarterly. Through December 31, 2001, the Note had been increased by approximately $16.0 million for forfeited Avid stock options. During 1999, the Company made a principal payment of $8.0 million. On February 6, 2002, the Company made a payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft. The Company made cash payments for interest during the three-month period ended September 30, 2001 of $0.3 million. The Company made cash payments for interest during the nine-month periods ended September 30, 2002 and 2001 of $20,000 and $0.9 million, respectively.

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

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. The anti trust claims against the Company and Tektronix were dismissed by the United States District Court for the District of California on March 23, 2001, and the remaining common law claim against Avid was dismissed by stipulation and court order on April 6, 2001. Glen Holly is appealing the lower court's decision. Avid views the complaint and appeal as without merit and intends to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement should be found to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

8.     COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income (loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (loss), net of taxes (in thousands):

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                             ------------------------  ----------------------
                                                2002         2001        2002        2001
                                             -----------  -----------  ---------- -----------
Net income (loss)                                $2,265     ($14,192)    ($1,267)   ($39,481)
Foreign currency translation adjustment            (563)       1,365       1,478      (1,023)
Unrealized gains (losses) on securities              (5)      (1,736)          9      (2,280)
                                             -----------  -----------  ---------- -----------
Total comprehensive income (loss)                $1,697     ($14,563)       $220    ($42,784)
                                             ===========  ===========  ========== ===========

9.     SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by operating segment (in thousands):

                                          Three Months Ended           Nine Months Ended
                                              September 30,              September 30,
                                        -----------------------    -------------------------
                                          2002         2001           2002          2001
                                        ----------   ----------    -----------  ------------
Video and Film Editing and Effects:
          Net revenues                    $73,821      $76,807       $203,797      $244,047
                                        ==========   ==========    ===========  ============

          Operating loss                  ($1,768)     ($2,650)      ($11,465)     ($10,662)
                                        ==========   ==========    ===========  ============
Professional Audio:
          Net revenues                    $34,011      $25,474       $102,138       $85,802
                                        ==========   ==========    ===========  ============

          Operating income                 $4,331       $1,944        $12,324        $8,674
                                        ==========   ==========    ===========  ============
Combined Segments:
          Net revenues                   $107,832     $102,281       $305,935      $329,849
                                        ==========   ==========    ===========  ============

          Operating income (loss)          $2,563        ($706)          $859       ($1,988)
                                        ==========   ==========    ===========  ============

The following table reconciles operating income (loss) for reportable segments to total consolidated operating income (loss) (in thousands):

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                -----------------------  -----------------------
                                                                   2002        2001        2002         2001
                                                                -----------  ----------  ----------  -----------
Total operating income (loss) for reportable segments               $2,563       ($706)       $859      ($1,988)
 Unallocated amounts:
   Amortization of acquisition-related intangible assets              (257)     (5,088)       (861)     (30,640)
   Restructuring and other costs, net                                           (8,303)        327       (8,549)
                                                                -----------  ----------  ----------  -----------
Consolidated operating income (loss)                                $2,306    ($14,097)       $325     ($41,177)
                                                                ===========  ==========  ==========  ===========

10.     RESTRUCTURING AND OTHER COSTS, NET

During the nine months ended September 30, 2001, the Company implemented restructuring plans resulting in the termination of 194 employees. The Company incurred charges of approximately $10.1 million under these plans, which included $7.5 million for severance and related costs of the terminated employees and $2.6 million for facility vacancy costs, including a non-cancelable lease commitment and a non-cash charge relating to the disposition of leasehold improvements.

The following table sets forth the activity in the restructuring accrual accounts for the nine months ended September 30, 2002 (in thousands):

                                           Employee      Facilities
                                           Related        Related          Total
                                         ------------   ------------   -------------
Accrual balance at December 31, 2001          $1,471         $3,619          $5,090

Non-cash charges                                             (1,100)         (1,100)
Cash payments                                   (834)          (519)         (1,353)
Revisions of estimated liabilities                70            (70)              -
                                         ------------   ------------   -------------
Accrual balance at September 30, 2002           $707         $1,930          $2,637
                                         ============   ============   =============

The Company expects that the majority of the remaining $0.7 million employee-related accrual balance will be expended over the next three months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of various restructuring actions. The leases extend through 2010 unless the Company is able to negotiate an earlier termination.

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002, and is currently evaluating the impact of adoption of this statement.

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

        Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology. This technology enables users to share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component of success for many broadcast and media companies with multiple product lines and geographic locations. Accordingly, we have designed our products to work together in the network, storage, and database environment, allowing for the sharing of data and increasing the effectiveness of our customers' workflow. Our key technologies help our customers to reduce costs and increase the value of their media assets by letting them easily and quickly "repurpose" or find new uses or markets for their assets.

        Move Media. We offer products that allow customers to distribute their final product. For example, we provide technology for playback directly to air for broadcast television applications. In addition, because we believe that the Internet will eventually become a critical content distribution channel, we develop and sell Internet-ready products.

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

RESULTS OF OPERATIONS

Net Revenues

        The Company's net revenues are derived mainly from the sales of computer-based digital, non-linear media editing systems and related peripherals, licensing of related software, and sales of software maintenance contracts. This market has been, and is expected to continue to be, highly competitive. A significant portion of these revenues is generated by sales near the end of each quarter, which can impact our ability to accurately forecast revenues on a quarterly basis. Increasingly, revenues are also being derived from sales of "solutions", encompassing multiple products and networking capabilities that enable users to share and manage media throughout a project or organization. Such solution sales may include training and installation services, as well as workflow management assistance, to be provided either by Avid or a third party. Depending upon the complexity of the arrangement and the level of involvement by Avid, the revenues resulting from these solution sales may be deferred for one or more quarters while the services are being performed.

        Net revenues increased by $5.5 million (5.4%) to $107.8 million in the quarter ended September 30, 2002 from $102.3 million for the same quarter in 2001. This increase occurred primarily due to the continued demand for Pro Tools|HD in our Professional Audio ("Audio") segment and to a very successful Media Composer upgrade promotion for our Video and Film Editing and Effects ("Video") segment. The Audio segment also delivered third-party promotional software for which revenue had previously been deferred. We also saw increased demand for our Avid Xpress DV product in the Video segment. These increases were partially offset by decreases in most other Video segment products. Revenue from the combined segments includes a positive currency effect of approximately $2.4 million in 2002 versus the same period a year ago (assuming prior quarter revenues were expressed at current quarter exchange rates), primarily due to a strengthening of the euro.

        Net revenues decreased by $23.9 million (7.2%) to $305.9 million for the nine months ended September 30, 2002 from $329.8 million for the nine months ended September 30, 2001. This decrease occurred across most product families in our Video business, in particular the Media Composer and Avid Xpress systems. We believe that a portion of this decline was due to the general worldwide economic slowdown. More specifically, we believe that a reduction in advertising spending worldwide has had a negative impact on our post-production video business, causing our customers to reduce capital spending pending an upturn in their businesses. Revenue in our Video segment was also adversely impacted by pricing reductions and discounts. Our Audio business contributed favorably to revenues for the nine months ended September 30, 2002 due to strong demand for its new flagship digital audio workstation, Pro Tools|HD, which was introduced in January 2002.

        Net revenues derived through indirect channels were approximately 81% of net revenues for the three months ended September 30, 2002, compared to 74% of net revenues for the same period in 2001. Indirect channel revenues were approximately 82% of net revenues for the nine months ended September 30, 2002, compared to approximately 80% for the same period in 2001. In both cases, the increase was due primarily to the higher proportion of Audio revenue in the current period, which is sold only through indirect channels.

        Sales in the Americas accounted for 56% of each of the Company's third quarter 2002 and 2001 net revenues. For each of the nine-month periods ended September 30, 2002 and 2001, sales in the Americas accounted for 55% of net revenues. For the three-month period ended September 30, 2002, Americas sales increased by approximately $2.9 million or 5.0%, compared to the same period in 2001. For the nine-month period ended September 30, 2002, Americas sales decreased by approximately $10.0 million or 5.6%, compared to the same period in 2001.

        Sales in the Europe and Asia Pacific regions accounted for 44% of each of the Company's third quarter 2002 and 2001 net revenues. For the nine-month periods ended September 30, 2002 and 2001, sales in the Europe and Asia Pacific regions accounted for 45% of net revenues. The combined Europe and Asia Pacific sales in the third quarter of 2002 increased by approximately $2.7 million or 6.0%, compared to the same period in 2001. For the nine-month period ended September 30, 2002, sales decreased by approximately $13.9 million or 9.3%, compared to the same period in 2001.

Gross Profit

        Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, test and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of after market peripheral hardware products such as disk drives, and currency exchange rate fluctuations.

        Gross margin decreased to 50.6% in the third quarter of 2002 compared to 50.7% in the same period of 2001. This decrease was primarily due to price reductions and discounting in the Video segment and higher manufacturing costs in the Audio segment, both of which were partially offset by the positive margin impact to Audio of delivering third-party promotional software for which revenue had previously been deferred. Additionally, there was a positive impact from currency exchange rate fluctuations, primarily a strengthening of the euro, for the three-month period ended September 30, 2002, resulting in higher U.S. dollar equivalent revenue.

        Gross margin decreased to 49.8% for the nine months ended September 30, 2002 from 51.3% for the same period in 2001. This decrease was primarily due to price reductions and discounting in the Video segment, and a less favorable product mix, both of which were partially offset by the positive margin impact from Audio delivering promotional software for which revenue had previously been deferred.

Research and Development

        Research and development expenses increased by $1.3 million (6.6%) in the third quarter of 2002 compared to the same period in 2001, primarily due to funding from a third-party received in 2001 for a particular project which offset related research and development costs; no third-party funding was received in 2002. Because the higher net spending occurred in a quarter where revenues also increased, research and development expenses increased only slightly as a percentage of net revenues to 19.4% in the third quarter of 2002, compared to 19.2% in the same quarter of 2001. Research and development expenses decreased by $3.6 million (5.6%) for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in the nine-month period ended September 30, 2002 was primarily due to reduced personnel related costs as a result of restructuring actions implemented in late 2001, partially offset by the absence of third-party project funding mentioned above. Despite the lower spending in the nine-month period ended September 30, 2002, research and development expenses increased as a percentage of net revenues (to 20.0%, as compared to19.6% for the nine months ended September 30, 2001) due to the decrease in revenue for the first three quarters of 2002.

Marketing and Selling

        Marketing and selling expenses decreased by $1.9 million (7.0%) in the third quarter of 2002 compared to the same period in 2001, primarily due to decreases in trade show expenses, provision for bad debt expense and various marketing programs, partially offset by increased employee incentive compensation. Due to the decrease in spending and increase in revenues, marketing and selling expenses decreased as a percentage of net revenues to 23.8% in the third quarter of 2002, compared to 27.0% in the same quarter of 2001. Marketing and selling expenses decreased by $13.5 million (15.1%) for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease for the nine-month period ended September 30, 2002 was primarily due to reduced personnel-related and travel expenses, various marketing programs, trade show expenses and a positive currency effect, due to the strengthening of the euro. Due to the significantly lower spending in the nine-month period ended September 30, 2002, marketing and selling expenses decreased as a percentage of net revenues to 24.7%, as compared to 26.9% for the nine months ended September 30, 2001, despite the decrease in revenue for the first three quarters of 2002.

General and Administrative

        General and administrative expenses increased by $0.2 million (2.9%) in the third quarter of 2002 compared to the same period in 2001, primarily due to increased personnel-related expenses (including severance payments to former executives of the Company), partially offset by a reduction in outside legal fees. Despite the slight increase in spending, general and administrative expenses decreased as a percentage of net revenue to 5.1% in the third quarter of 2002, compared to 5.2% in the same quarter of 2001, due to the increase in revenue in the third quarter of 2002. General and administrative expenses decreased by $2.7 million (15.3%) for the nine months ended September 30, 2002 compared to the same period in 2001. For the year-to-date periods, the decrease was primarily due to a reduction in outside legal fees and personnel-related expenditures. Due to the significantly lower spending in the nine-month period ended September 30, 2002, general and administrative expenses decreased as a percentage of net revenues to 4.9%, as compared to 5.4% for the nine months ended September 30, 2001, despite the decrease in revenue for the first three quarters of 2002.

Restructuring and Other Costs, Net

        During the nine months ended September 30, 2001, the Company implemented restructuring plans resulting in the termination of 194 employees. The Company incurred charges of approximately $10.1 million under these plans, which included $7.5 million for severance and related costs of the terminated employees and $2.6 million for facility vacancy costs, including a non-cancelable lease commitment and a non-cash charge relating to the disposition of leasehold improvements.

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

Amortization of Acquisition-Related Intangible Assets

        In connection with the August 1998 acquisition of the business of Softimage, the Company allocated $88.2 million of the total purchase price of $247.9 million to intangible assets, consisting of completed technologies, work force and trade name, and $127.8 million to goodwill. During the second and third quarters of 2000 and the first quarter of 2001, the Company recorded additional intangible assets as it acquired three smaller companies: The Motion Factory, Inc., Pluto Technologies International Inc. and iNews, LLC. In connection with these acquisitions, the Company allocated $6.5 million to intangible assets, consisting of completed technologies and work force. Results for the quarter ended September 30, 2002 and 2001 reflect amortization of $0.3 million and $5.1 million, respectively, associated with these acquisition-related intangible assets. Results for the nine-month periods ended September 30, 2002 and 2001 reflect amortization of $0.9 million and $30.6 million, respectively, associated with these acquisition-related intangible assets.

        As of January 1, 2002, in connection with the adoption of SFAS 142, the Company reclassified $1.1 million of previously recorded acquired work force to goodwill and, as a result, ceased amortizing this amount. During 2002, the Company recorded no goodwill or acquired work force amortization as compared to approximately $4.2 million and $25.9 million in the three- and nine-month periods ended September 30, 2001, respectively.

Other Income (Expense), Net

        Other income (expense), net, generally consists primarily of income associated with various non-consolidated companies, interest income, and interest expense. Other income (expense), net, for the third quarter 2002 was $0.3 million compared to $0.6 million for the same quarter last year, a decrease of $0.3 million. The decrease was due primarily to a realized gain associated with the sale of equity securities in the prior-year quarter, as well as a decrease in interest income during 2002 as a result of lower interest rates, partially offset by a decrease in interest expense due to the payment in full of our previously outstanding note to Microsoft. For the nine-month period ended September 30, 2002, other income (expense), net, decreased $4.2 million to ($0.2) million as compared to the same period in 2001, primarily due to a gain in 2001 on the sale of Avid Sports LLC equity securities, the absence of any equity in the net income of iNews in the 2002 period as a result of the Company's acquisition of the remaining iNews ownership interest in the first quarter of 2001 and reduced interest income, partially offset by a decrease in interest expense. The Company recorded charges of $1.0 million and $1.1 million in the nine months ended September 30, 2002 and 2001, respectively, to write off an impaired investment accounted for under the cost method. The Company considered evidence of recent financing transactions and reviews of operating plans of the underlying entity in our impairment analysis.

Provision for Income Taxes

        The Company recorded a tax provision of $0.3 million for the third quarter of 2002 after recording a tax provision of $0.6 million and $0.5 million in the first and second quarters of 2002, respectively. This compares to a tax provision of $0.7 million recorded in the third quarter of 2001 and $0.8 million in each of the first two quarters of 2001. In general, these provisions were comprised of taxes payable by the Company's foreign subsidiaries. The tax provision for the third quarter of 2002 also reflects the benefit of an anticipated refund of prior years' U.S. Alternative Minimum Tax. No tax benefit was recorded on the losses generated in the U.S. because utilization of net operating loss carryforwards is not assured.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date through cash flows from operations as well as through both private and public sales of equity securities. As of September 30, 2002, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $78.2 million.

        With respect to cash flows, net cash provided by operating activities was $22.6 million for the nine months ended September 30, 2002, compared to $7.6 million provided by operating activities in the same period of 2001. During the nine months ended September 30, 2002, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and other non-cash adjustments, as well as a decrease in accounts receivable and an increase in accounts payable, partly offset by an increase in inventory. During the nine months ended September 30, 2001, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and a decrease in accounts receivable, offset by decreases in accrued expenses and accounts payable.

        The Company purchased $7.1 million of property and equipment during the nine months ended September 30, 2002, compared to $9.4 million in the same period in 2001. The purchases for the nine-month period ended September 30, 2002 primarily reflects hardware and software to support research and development. The purchases for the nine-month period ended September 30, 2001 primarily reflect $3.4 million of computers, furniture and fixtures purchased in connection with the move of the main Digidesign facility to Daly City, California, as well as hardware and software to support research and development activities and the Company's information systems.

        During the nine months ended September 30, 2002, the Company made a cash payment of approximately $13.0 million in full satisfaction of the Company's outstanding note to Microsoft. During the nine months ended September 30, 2001, the Company made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% of iNews. During the nine months ended September 30, 2002 and 2001, the Company received net proceeds from the maturity and sale of marketable securities of $4.4 million and $4.6 million, respectively.

        During the nine months ended September 30, 2002 and 2001, the Company received cash proceeds of approximately $2.0 million and $5.3 million, respectively, from the issuance of common stock upon stock option exercises and under the Company's employee stock purchase plan.

        During 1998, the Company's board of directors authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases were made in the open market or in privately negotiated transactions. During the first quarter of 2001, 232,000 shares were repurchased at a cost of approximately $4.2 million, which completed the stock buyback program. The Company has used, and plans to continue to use, the repurchased shares for reissuance under its employee stock plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Acitvity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002 and is currently evaluating the impact of adoption of this statement.

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

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this market.

        We are currently building our presence in the broadcast market and have augmented our NewsCutter offering with the Avid Unity for News products, and with the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions. The broadcast market is distinguished from our traditional Video business in that turn-key, fully integrated, complex "solutions" (including the configuration of unique workflows), rather than discrete point products, are frequently required by the customer. As a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves, creating compelling customer solutions, and developing a strong, loyal customer base. As the broadcast market converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand exceeds our expectations, we may encounter difficulties in the short run meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing a share of this digital broadcast market or in predicting customer demand, our business and revenues could be adversely affected.

We have a significant share of the professional audio market, and therefore growth in this market will depend in part on our ability to successfully introduce new products.

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

        Traditionally, we have been a point product company. Increasingly, we are providing end-to-end solutions for our customers. We are expanding our product line beyond our core video editing market to offer digital media production solutions to the broadcast news market (including cable and Internet news), the on-line film and video finishing market, and the emerging market for multimedia production tools (including the Internet and corporate markets). Because these markets are evolving, we must anticipate our customers' future needs and introduce compelling new products, gain market acceptance, and establish appropriate distribution channels, support, and maintenance. To the extent that our customers' needs are not as we anticipate, we may need to adjust our plans accordingly, which could cause delays, unexpected expenses, and reallocation of our resources, and which in turn could harm our business and reduce our operating results.

Competition in the 3D animation market has increased dramatically since our acquisition of Softimage.

        The animation market has changed significantly from the time when we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3D market (i.e., feature films and other intensive graphics applications), competitors' products have eroded Softimage's market share and have contributed to downward price pressure, which has resulted in reduced margins. In addition, we have experienced delays in introducing new products in the 3D space. Finally, revenues in recent years have been increasingly derived from sales to the games industry and non-traditional markets. If these non-traditional markets were to slow or delay their purchases of 3D tools, our revenues could be adversely affected. To the extent that these factors continue or worsen, our business could suffer.

We use independent firms and contractors to perform some of our product development activities.

        Independent firms and contractors, some of whom are located in other countries, perform some of our product development activities. We generally own the software developed by these contractors. The use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation, intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

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

        The revenue and gross profit on our products depend on many factors. Such factors include:

o mix of products sold;
o the cost and the proportion of third-party hardware included in such products;
o product distribution channels;
o timing of new product introductions;
o product offers and platform upgrades;
o price discounts and sales promotion programs;
o volume of sales of aftermarket hardware products;
o costs of swapping or fixing products released to the market with defects;
o provisions for inventory obsolescence;
o allocations of manufacturing overhead and customer support costs to cost of goods;
o sales of third-party computer hardware to distributors;
o competitive pressure on product prices;
o costs incurred in connection with "solution" sales which typically have longer selling and implementation cycles;
o timing and delivery of "solutions" to customers; and
o currency fluctuations.

        Negative changes in any of these factors could reduce our revenue and gross profit.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

        Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. For example, the current worldwide economic slowdown has had an impact on our recent results, and if this slowdown persists, it may continue to lower our revenues. Additionally, a significant portion of our business occurs near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

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

        We sell many of our products and services indirectly through resellers and distributors. These resellers and distributors typically purchase software and "kits" from us, and other turn-key components from other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Moreover, we are increasingly distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues.

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

        We periodically acquire businesses, form strategic alliances, or make debt or equity investments. The risks associated with such acquisitions, alliances, and investments include, among others, the difficulty of assimilating the operations and personnel of the target companies, the failure to realize anticipated return on investment, cost savings and synergies, and the diversion of management's time and attention. Such acquisitions, alliances, and investments often involve significant transaction-related costs and could cause short-term disruption to normal operations. If we are unable to overcome or counter these risks, it could undermine our business and lower our operating results.

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

        The market price of our common stock has been volatile in the recent past and could fluctuate substantially in the future based upon a number of factors, some of which are beyond our control. These factors include:

o changes in our quarterly operating results;
o shortfalls in revenues or earnings compared to securities analysts' expectations;
o changes in analysts' recommendations or projections;
o fluctuations in investors' perceptions of us or our competitors;
o shifts in the markets for our products;
o development and marketing of products by our competitors;
o changes in our relationships with suppliers, distributors, resellers, system integrators, or customers; and
o continuing effects of the worldwide economic downturn.

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

Foreign Currency Exchange Risk

        The Company derives approximately 50% of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. This circumstance exposes the Company to risks associated with changes in foreign currency that can impact revenues, net income (loss) and cash flow. The Company enters into foreign currency forward-exchange contracts to hedge the foreign exchange exposure of certain forecasted receivables, payables and cash balances of its foreign subsidiaries. Gains and losses associated with currency rate changes on the contracts are recorded in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, the Company could experience unanticipated currency gains or losses.

        At September 30, 2002, the Company had $32.1 million of forward-exchange contracts outstanding, denominated in euros, Japanese yen, Singapore dollars, Canadian dollars and British pounds, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. Net gains of $0.2 million resulting from forward-exchange contracts were included in the results of operations in the third quarter of 2002, which partially offset net transaction and translation losses on the related assets and liabilities for the same period of $0.5 million. For the nine-month period ended September 30, 2002, net losses of $2.8 million resulting from forward-exchange contracts were included in the results of operations and were more than offset by net transaction and translation gains on the related asset and liabilities for the same period of $3.3 million. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of the Company's foreign subsidiaries.

Interest Rate Risk

        At September 30, 2002, the Company held $78.2 million in cash, cash equivalents and marketable securities, including short-term government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in accumulated other comprehensive income
(loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to Avid, including our consolidated subsidiaries, is made known to management on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal controls structure and our disclosure controls and procedures. We believe our existing controls and procedures are adequate to enable us to comply with our disclosure obligations. We also established a disclosure committee, which consists of members of the Company's senior management, as well as financial and legal professionals.

Changes in Controls and Procedures. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II.     OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.
        The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) REPORTS ON FORM 8-K. For the fiscal quarter ended September 30, 2002, the Company filed no current reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Avid Technology, Inc.


Date:  November 13, 2002     By:    /s/ Paul J. Milbury
                                   --------------------------------
                                   Paul J. Milbury
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  November 13, 2002     By:   /s/ Carol L. Reid
                                   --------------------------------
                                   Carol L. Reid
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)

                                  CERTIFICATION

    I, David A. Krall, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Avid Technology, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                      /s/ David A. Krall
                                      -------------------------------------
                                      David A. Krall
                                      President and Chief Executive Officer
                                      (principal executive officer)

                                  CERTIFICATION

    I, Paul J. Milbury, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Avid Technology, Inc. (the "Company");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002              /s/ Paul J. Milbury
                                      ------------------------------------------
                                      Paul J. Milbury
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.                        Description

10.1 Executive Employment Agreement by and between the Company and David A. Krall, dated as of July 24, 2002.

10.2 Executive Employment Agreement by and between the Company and Joseph Bentivegna, dated as of July 24, 2002.

10.3 Executive Employment Agreement by and between the Company and Ethan E. Jacks, dated as of July 24, 2002.

10.4 Executive Employment Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

10.5 Executive Employment Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

10.6 Executive Employment Agreement by and between the Company and Michael Rockwell, dated as of July 24, 2002.

10.7 Executive Employment Agreement by and between the Company and Ann C. Smith, dated as of July 24, 2002.

10.8 Executive Employment Agreement by and between the Company and Charles L. Smith, dated as of July 24, 2002.

10.9 Change-in-Control Agreement by and between the Company and David A. Krall, dated as of July 24, 2002.

10.10 Change-in-Control Agreement by and between the Company and Joseph Bentivegna, dated as of July 24, 2002.

10.11 Change-in-Control Agreement by and between the Company and Ethan E. Jacks, dated as of July 24, 2002.

10.12 Change-in-Control Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

10.13 Change-in-Control Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

10.14 Change-in-Control Agreement by and between the Company and Michael Rockwell, dated as of July 24, 2002.

10.15 Change-in-Control Agreement by and between the Company and Ann C. Smith, dated as of July 24, 2002.

10.16 Change-in-Control Agreement by and between the Company and Charles L. Smith, dated as of July 24, 2002.

99.1    Statement Pursuant to 18 U.S.C.ss.1350, dated as of November 13, 2002