Form 10-K
period 2002-12-31
AVID TECHNOLOGY INC
filed 2003-03-28
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                          March 28, 2003





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


            Re:   Avid Technology, Inc.
                  File No. 0-21174
                  Annual Report on Form 10-K
                  ---------------------------

Ladies and Gentlemen:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      Except as required by changes to accounting standards, the Company's financial statements filed as part of the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

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

                   For the fiscal year ended December 31, 2002

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

           Securities Registered Pursuant to Section 12(b) of The Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of The Act:

                           Common Stock $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES v NO

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $240,611,701 based on the closing price of the Common Stock on the NASDAQ National Market on June 28, 2002.

The number of shares outstanding of the registrant's Common Stock as of March 11, 2003, was 27,783,207.

                       Documents Incorporated by Reference

           Document Description                                   10-K Part
Portions of the Registrant's Proxy Statement for the Annual
   Meeting of Stockholders to be held May 21, 2003............      III

         This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Avid Technology, Inc. (the "Company" or "Avid") or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Certain Factors That May Affect Future Results."

                                     PART I
ITEM 1.   BUSINESS

OVERVIEW

      We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage and Move Media."

      Make Media. We offer digital, non-linear video and film editing systems that enable customers to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. (Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially.) To complement these non-linear editing systems, Softimage, a subsidiary of Avid, develops a range of 3D and special effects software, which allows professionals in the video and film post-production and broadcast markets and other industries to create graphics and special effects for feature films, television shows, video games, advertising, and news programs. Our Professional Audio division, Digidesign, offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

      Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology. This technology enables users to simultaneously share and manage media assets throughout a project or organization. The ability to effectively manage digital media assets is a critical component of success for many broadcast and media companies with multiple nonlinear editing workstations in a range of geographic locations. As a result, professionals can collaborate seamlessly on all production elements, and streamline the process for cost-effectively delivering compelling media experiences and quickly "re-purposing" or finding new uses or markets for media assets.

      Move Media. We offer products that allow our customers to distribute media over multiple platforms - including air, over cable or satellite, or through the Internet. As we believe that the Internet will eventually become a critical content distribution channel, many of our products support the broadcast of streaming Internet video. In addition, we provide technology for playback directly to air for broadcast television applications.

      Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and game developers and Internet professionals. Projects produced using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

DIGITAL MEDIA CONTENT MARKETS

      Digital formats and tools have largely displaced analog processes in many markets, such as word processing, electronic spreadsheets, desktop publishing, graphics, and electronic and mechanical design. However, markets that use film, video and audio media have more gradually begun migrating to digital formats due to the technical difficulties and costs associated with digital versions of those signals. Technical advances in digital media content-creation tools have made this migration easier, allowing users to create and manipulate more complex content incorporating several elements of digital media. For example, many video games now include live-action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as "Star Wars Episode 2 - Attack of the Clones," "Minority Report," and "Scooby Doo," integrate sophisticated computer-generated special effects into traditional live action shots.

      We currently participate in two principal markets: video and film editing and effects, and professional audio. Both of these markets are transitioning from well-established analog content-creation processes to digital content-creation tools.

      Our video and film editing and effects market consists of professional users, over-the-air broadcast and cable companies, and corporate, government, and educational users. Professional users include independent production or post-production companies that produce video and film material, such as feature films, commercials, entertainment and documentary programming, industrial videos, and music videos; professional character animators and video game developers; and television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. Our customers also include a wide variety of companies that originate news programming, including national and international broadcasters, such as the British Broadcasting Corporation, the Cable News Network, the American Broadcasting Company, TV Azteca of Mexico, and France Television, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators that produce news programming. Finally, users in corporations and various other institutional settings employ digital media tools to create and distribute information enriched by the addition of digital media content to their customers and employees.

      Our professional audio market is comprised of professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, DVD, web and other "new media" production studios, corporate, government, and educational facilities, as well as home-hobbyists and enthusiasts. These users range in size from individuals to large multi-national corporations. Our audio products are employed in a wide variety of applications, including recording, editing, mixing, processing and mastering.

ACQUISITIONS IN THE DIGITAL BROADCAST MARKET

      In January 2001, we acquired the remaining 50% ownership interest in AvStar Systems LLC. AvStar was a joint venture that we had originally established on a 50-50 basis with Tektronix, Inc. (which subsequently sold its interest to The Grass Valley Group, Inc., now a unit of Thomson Multimedia) to focus on developing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology. Since September 2000, AvStar has been doing business as iNews, LLC. iNews products include the iNEWS Newsroom Computer System (NRCS) for news journalist story creation and production and MediaBrowse software, which simplifies news production by giving journalists enhanced functionality and features. These products provide broadcast news software solutions for television, radio, and the Internet. In 2001, Avid worked to integrate products from iNews and Pluto Technologies International Inc., which we acquired in September 2000, into a comprehensive product line offering for the broadcast news markets.

      In October 2002, we acquired iKnowledge, Inc., a privately held content management software company. iKnowledge develops next generation asset management and distribution technology. We are currently integrating iKnowledge applications for broadcast and media asset management and distribution into our Avid Unity and Avid Unity for News product lines.

STRATEGY

      Our mission is to serve the industries that Make, Manage and Move Media. Our strategy consists of three key elements:

Continue to Deliver Best-of-Breed Products to Professional Content Creators in Video and Audio Markets

      We continue to focus on markets where digital media content creation already takes place, and we believe we enjoy a leadership position in each of these primary markets. These include the professional video and film editing and effects market (film and television studios, independent production and post-production firms, and broadcast, including hard news, long form news, and promotion), and the audio market (music, audio production, and post-production). We plan to strengthen our positions in these markets by enhancing our existing products; introducing new products that satisfy a broader range of customer needs in these markets developed internally, jointly with third parties or through acquisitions; and continuing to provide excellent customer service, support and training.

Extend Technology to Analog-Based Market Sectors

      We believe that we have established unit and revenue market share leadership positions in the professional video and film digital markets, the digital audio market, and the television on-line editing market. To strengthen these positions and further increase our overall market share, we are specifically targeting high definition media creation in post-production, and nonlinear workflow in all markets. For example, we believe that an expansion opportunity exists in television news production, which is still largely video tape-based. We believe that tape-based analog media will ultimately be replaced by file-based digital media because digital solutions offer a more efficient and cost-effective solution to the news workflow process than their analog counterparts. Additional market sectors that are primarily analog-based, and which we also intend to pursue, include corporate and industrial video, and audio mixing, mastering and tracking.

Deliver Seamlessly Integrated Workflow For Customers Who Have Multiple Systems or Work in Multiple Media Disciplines

      We continue to invest significant resources in enhancing the interoperability of our broad suite of products that Make, Manage and Move Media. To satisfy the demands of the post-production and broadcast markets, we are committed to delivering integrated solutions to our users, not just point products. For example, with Avid Unity-based collaborative workgroups, we are seeking to enable all our products to connect to one another through the sharing of common media production assets and metadata in a seamless workflow that encompasses all the disciplines in content creation - acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution, for example, can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of all of our tools. The entire process, including capturing news feeds, managing scripts and announcer recordings, editing and manipulating video, audio and graphics elements, delivering the finished product to a video server for playback, automated repurposing of the story for web distribution, and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of our products working together, connected in an Avid Unity workgroup.

      Beyond interoperability within the Avid family of products, we seek to design all of our products so that they are based on and can work with a variety of established industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. We have been a leader in defining and developing the Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to easily exchange digital media and information about the media, or metadata, across platforms and between systems and applications. AAF saves time, simplifies project management, and preserves valuable metadata that can be lost when transferring media between applications.

      In order to address the needs for collaboration and efficient workflow in a local-area network (LAN) or wide-area network (WAN) environment, we offer the Avid Unity Productivity Tools, such as Avid Unity MediaManager and Avid Unity TransferManager products. MediaManager makes media accessible to more people by providing a simple Web browser interface to search, view, and select high resolution video on any desktop. TransferManager enables local or geographically dispersed content creators to collaborate easily by facilitating the exchange of digital media. TransferManager streamlines and automates the task of transferring production assets between editing systems, between collaborative Avid Unity workgroups, and between Avid Unity workgroups and external Avid editing or video server systems.

PRODUCTS

      The following section describes our major products and product families within the two markets into which they are sold. Information about our reportable segments, including total revenues and operating income, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote N to our Consolidated Financial Statements in Item 8.

Video and Film Editing and Effects Products

Media Composer for Windows and Macintosh Platforms

      The Media Composer family of products is used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. This product family, which accounted for approximately 19%, 21% and 25% of our revenues in 2002, 2001 and 2000, respectively, includes four Media Composer models: the Media Composer Off-line, the Media Composer 1000, the Media Composer 9000, and the Film Composer product, each of which provide various levels of capability and functionality. Our Media Composer product is a computer-based digital, non-linear editing system designed primarily for use by professional film and video editors. It converts visual and audio source material from video tape to a digital format and stores the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. We believe that the Media Composer system product line holds a greater unit market share than any other digital non-linear editing system in professional video editing markets. The Film Composer product is a 24 frames-per-second, or fps, editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds --30 fps in the United States and 25 fps in other countries -- a standard 30 or 25 fps video editing system does not yield an accurate 24 fps film cut list from which to edit a final master of the film. Avid's Film Composer product includes software that solves this problem by determining which frames on the video tape are actual frames from the film source material.

Avid Symphony for Windows and Macintosh Platforms

      The Avid Symphony product line offers on-line editing and finishing capabilities targeted at high-end post-production, such as primetime television programs and nationally broadcast commercials. The Avid Symphony system is designed to finish high-end editorial projects, which are "off-lined", or put into a narrative story format, on Media Composer and traditionally finished in a linear suite. The Avid Symphony system delivers all of the proven Media Composer editing functionality, plus higher-end finishing tools such as advanced scene-to-scene color correction and 24 fps Universal Mastering.

Avid|DS and Avid|DS-HD for Windows Platform

      The Avid|DS product is a comprehensive, non-linear production system for creating, editing, and finishing effects-intensive short projects, such as commercials and music videos. It combines a rich set of tools for video and audio editing, compositing, effects generation, image treatment and project management, all integrated within a unified architecture and common user interface, running on the Windows NT platform. With Avid|DS, digital artists have access to a comprehensive toolset with the capability of processing uncompressed video, combined with a choice of third-party hardware platforms.

Avid Xpress for Windows and Macintosh Platforms

      The Avid Xpress product is a digital, non-linear video editing system designed to meet the needs of media professionals and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress software has a streamlined user interface and editing model targeted for this category of user. As a less expensive product than the Media Composer, Symphony and Avid|DS systems, the Avid Xpress system targets a broader potential customer base.

Avid Xpress DV for Windows and Macintosh Platforms

      The Avid Xpress DV product is a digital, non-linear video editing system designed to offer the professional quality and sophistication of an Avid system at a lower cost. The Avid Xpress DV system is marketed to media professionals, Internet video developers, and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress DV software has a streamlined user interface and editing model, and is ideal for DV-format based production environments where cost is a major factor. The Avid Xpress DV system delivers the industry leading Avid-editing user interface at an affordable price point in a portable form convenient for editing in the field or on location.

NewsCutter Effects for Windows Platform

      Our NewsCutter Effects product is a computer-based digital, non-linear video editing system designed to meet the demands of television news production. The NewsCutter Effects system supports the popular DVCPro 25 and 50 megabyte media compression formats and the emerging D10/IMX format, and is built on a Windows NT-based computer platform. NewsCutter Effects enables broadcast news editors to edit news and news features in an environment with time-critical demands. Based on the same core technology as the Media Composer system, the NewsCutter Effects system offers a range of editing and effects features. Our NewsCutter Effects product can operate as a stand-alone editing system or in a news production workgroup with a playback system.

NewsCutter XP

      Our NewsCutter XP product significantly expands the reach of our NewsCutter product line, delivering a powerful editing suite into the hands of a journalist in the field using just a laptop computer and a portable camera. The Desktop version of our NewsCutter XP product offers a lower cost alternative to our NewsCutter Effects product, with all of the news-specific innovation of the NewsCutter line, excluding hardware-based acceleration.

Avid AirSPACE, VideoSPACE and HyperSPACE

      Our AirSPACE, VideoSPACE and HyperSPACE products, together with other Avid products, provide us with end-to-end broadcast solutions from ingest to editing, storage and playback. These products have been among the industry's leaders in HDTV and SDTV broadcast and post-production server solutions. When combined with NewsCutter Effects, NewsCutter XP and the Avid Unity for News systems, the AirSPACE product line is a preferred server for news applications.

Avid iNews Products

      The Avid iNews product is a newsroom production and automation system designed to facilitate and integrate the processes of news gathering, story creation, script editing, and newscast planning and creation. The Avid iNews system features a simplified user interface for novice users and the ability to export to the Internet and directly access Internet news files using standard web browsers. The Avid iNews system is scalable from 10 to 1,000 users, and its WAN capabilities allow stories to be automatically routed from one station in a group to another.

      The Avid MediaBrowse desktop tool streamlines news production by giving producers, journalists, and writers simultaneous access to view video assets, select clips, and perform simple edits at their workstations. With the Avid MediaBrowse product, media is available to multiple users even while feeds are recording, allowing edit decisions to be automatically transferred to a NewsCutter system. Additionally, the MediaBrowse tool can be integrated with the Avid Unity MediaNetwork for News environment.

SOFTIMAGE Content Creation Tools

      The SOFTIMAGE family of content creation tools provides users in various industries with speed and flexibility in 3-D animation, 2-D cel animation, compositing and special effects software. SOFTIMAGE|XSI software provides a wide range of tools in a unified, integrated 3-D environment, enabling users to produce richer and more visually sophisticated results in less time, thus offering clients more flexibility as well as the potential to increase the number of projects they can complete in a given period. SOFTIMAGE|XSI v3.0, released in October 2002, is certified for Windows NT, Windows 2000, Windows XP, IRIX and LINUX platforms. Our SOFTIMAGE|3D product was our initial content creation tool for 3-D character animation for the film, commercial, and games development markets. SOFTIMAGE|3D features production-proven organic modeling, character animation tools, and high-quality photo-realistic rendering. SOFTIMAGE|3D v4.0, is certified for Windows NT, Windows 2000, IRIX and LINUX platforms.

      At the end of 2002, we released our SOFTIMAGE|BEHAVIOR v1.0 product, a scalable, fully programmable crowd simulation and behavioral animation system, incorporating a complete Integrated Development Environment (IDE). Also, in the fourth quarter of 2002, we released our SOFTIMAGE|XSI Batch v3.0, SOFTIMAGE|XSI Batch Serve v1.5, and SOFTIMAGE|XSI Batch Universal v3.0 software, a family of products which facilitate the automation of batch processing and batch rendering in production pipelines.

Avid Unity MediaNetwork

      The Avid Unity MediaNetwork system is a set of open networking and central storage technologies based on an advanced media file system that enables real-time, simultaneous sharing of high-bandwidth media. Avid Unity MediaNetwork connects editors, artists, sound designers, and effects specialists throughout a digital facility to the same network, significantly improving workflow, raising productivity, and enhancing creativity by eliminating many of the routine, mechanical tasks associated with managing today's part-linear, part-non-linear post-production process. Included in Avid Unity MediaNetwork are advanced media transfer utilities and server-assisted shared storage and networking technologies, providing support for a wide range of applications and platforms.

Storage Systems

      We offer a family of local media storage solutions for use with our systems. Storage systems are used to add media editing or playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure. We purchase disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrate them, enhance their performance, test and certify them for use with our systems, and package them in various configurations. These storage systems range in capacity from nine gigabytes to over seven terabytes (7,000 gigabytes).

Professional Audio Products

Pro Tools

      Developed by our Digidesign division, the Pro Tools product is a multi-track, non-linear digital audio workstation that runs on Mac OS and Windows platform-based personal computers. Pro Tools software provides solutions for the entire audio production process, including sound synthesis, recording, editing, signal processing, integrated surround mixing, and mastering. Pro Tools users are in the consumer, prosumer and professional music, film, television, radio, multimedia, DVD, and Internet production markets. The Pro Tools system supports a rich development architecture, with more than 100 development partners providing a variety of additional software and hardware add-on options. Our flagship ProTools|HD system began shipping in early 2002.

      Digidesign offers Pro Tools systems in a variety of price points and configurations, ranging from high-end systems for professional music and post-production, to the affordable Mbox, Digi 001 and Digi 002 systems for home production studios. The Mbox system, introduced in early 2002, is an "all-in-one" two-channel mic/line USB audio interface, designed in cooperation with Focusrite Audio Engineering, Ltd., a leading manufacturer of analog audio processing equipment. Bundled with Pro Tools LE software, the Mbox system integrates audio recording, editing and mixing into an affordable, portable package for entry-level users, as well as professionals who wish to use additional low cost satellite systems. The Digi 002 product, introduced in late 2002, is designed as a comprehensive home audio production studio. The Digi 002 product combines a versatile multi-channel audio interface with multiple mic/line preamps, a full-featured and compact control surface with touch-sensitive motorized faders, and can also act as a standalone compact digital mixer. It communicates with the bundled Pro Tools LE software via 1934 FireWire(R) connection.

      The Pro Tools product family accounted for approximately 27%, 19% and 20% of our revenues in 2002, 2001 and 2000, respectively.

ProControl

      The ProControl system is Digidesign's high-end, expandable hardware control surface for hands-on access to the recording, editing, processing, and surround mixing capabilities of Pro Tools software. The ProControl control surface connects to the Pro Tools software via high-speed Ethernet. The ProControl device allows full control of Pro Tools functions with patented faders and dedicated switches, character displays and knobs. With its modular design, the ProControl system can be customized to fit any studio, providing from 8 to 48 channels of simultaneous control. The Edit Pack option adds integrated control of advanced editing and surround mixing features, rounding out the ProControl product range. The ProControl product can act as a comprehensive front end for professional Pro Tools systems.

Control|24

      In early 2001, Digidesign released the Control|24 device, a control surface that combines hands-on access to Pro Tools software features and high-quality microphone pre-amplifiers from Focusrite. The Control|24 system communicates with Pro Tools software via Ethernet, and provides control of most Pro Tools functions. The Control|24 device is a 24-channel, fixed-size control surface, designed for music production and broadcast applications.

AVoption|XL

      The AVoption|XL hardware option for Pro Tools systems allows the user to record, edit and process sound synchronized with Avid-format, non-linear digital video. Designed for post-production professionals working in film, TV and video, AVoption|XL enables capture, playback, and basic editing of broadcast-quality picture from projects originating on Avid Media Composer, Film Composer and Symphony systems. The AVoption|XL hardware also includes the DigiTranslator software option that provides users with a high level of media and metadata interchange with any compatible Avid video editing system.

SALES AND SERVICE

      We market and sell our solutions through a combination of direct and indirect sales channels, covering a range of customers throughout the world.

      From our traditional stronghold in the high-end post-production market to broadcast news, low-cost post-production, and streaming media solutions, we strive for balanced market and geographic sales coverage. We target an array of markets from our traditional customer base in high-end post-production to newer markets in broadcast news, low-cost post-production, and streaming media solutions. We sell our products primarily through a network of more than 250 independent distributors, value-added resellers and dealers. We supplement these channels with a team of our sales representatives directly serving select customers and markets.

      We provide customer service and support directly through regional telephone support centers and major-market field service representatives, and indirectly through strategically located dealers, value-added resellers and authorized third-party service providers. Customers may choose from a variety of support offerings, including 24-hour telephone support, quick-response on-site assistance, hardware replacement and extended warranty and software upgrades. Customer training is available directly from us or through field-based authorized third-party Avid training centers around the world.

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

RESEARCH AND DEVELOPMENT

      Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on Mac OS- and Windows NT-based computers. This includes the development and enhancement of best-in-class video, film, 3-D animation, and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. Our research and development efforts therefore also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Increasingly, we design our systems to be Internet-enabled with technology for encoding and streaming media to the Internet.

      Our research and development operations are primarily located in Tewksbury, Massachusetts; Daly City, California; Madison, Wisconsin; and Montreal and Edmonton, Canada. We also employ various independent firms and contractors in the United States and abroad for certain research and development activities.

COMPETITION

      The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of suppliers providing different types of products to different markets.

      In the video and film editing and effects market, we compete primarily with vendors that offer similar digital production and post-production editing, effects, and animation products based on standard computer platforms. Our competitors in the digital production and post-production editing and effects markets include Discreet Logic (a division of Autodesk, Inc.), Apple Computer, Quantel, Alias/Wavefront (a subsidiary of Silicon Graphics), Panasonic (a subsidiary of Matsushita), Media 100 Inc., Pinnacle Systems, Inc. and Sony Corporation. Our competitors in the 3-D market include Discreet Logic, Alias/Wavefront, and NewTek Inc.

      We also compete with vendors that offer editing and effects products for originators of broadcast news. Our broadcast competitors include Associated Press, Sony, Panasonic, Pinnacle, The Grass Valley Group (a unit of Thomson Multimedia), and Leitch Technology Corporation. In the storage market, our competitors include EMC, Transoft Inc., Medea Corporation, Rorke Data (a subsidiary of Bell Microproducts), and Hewlett-Packard.

      Furthermore, we compete with vendors that generally have offered analog-based products, such as Sony and Matsushita. We expect that competition from these analog-based vendors will increase to the extent that such vendors develop and introduce digital media products.

      In the professional audio market, we compete primarily with suppliers of traditional analog and digital recording and/or mixing systems, including Euphonix, Mackie Designs, Alesis, and Yamaha as well as other disk-based digital audio system suppliers including Fairlight Inc., Roland Corporation, Steinberg Media Technologies AG (now, a subsidiary of Pinnacle), Studio/Audio/Video Ltd., and others. In addition, companies such as Creative Technology Ltd. currently provide low-cost digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not also introduce products that are more directly competitive with our products.

      We may also face competition in one or both of these markets in the future from computer manufacturers, such as Hewlett-Packard, IBM, and Silicon Graphics, as well as from software vendors, such as Oracle and Sybase. Certain of these companies have announced their intentions to enter some or all of our target markets, including, specifically, the broadcast news and special effects sectors of the video and film editing and effects market. In addition, certain developers of shrink-wrapped digital media software products, such as Adobe and Macromedia, either offer or have announced video and audio editing products which may compete with certain of our products.

      The primary competitive factors in all of our market sectors are price/performance, functionality, product quality, reputation, product line breadth, access to distribution channels, customer service and support, brand name awareness, and ease of use.

EMPLOYEES

      The Company employed 1,556 people as of December 31, 2002.

WEBSITE ACCESS

      We make available free of charge on our website, www.avid.com, copies of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission, and in any event on the same day. Additionally, we will provide paper copies of all such filings free of charge upon request.

ITEM 2.   PROPERTIES

      Our principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In September 2000, we subleased a portion of this space to an unrelated company. The sublease expires in 2005. In January 2002, we vacated additional space in Tewksbury in connection with our 2001 restructuring action and are currently seeking a tenant for that space.

      We lease facilities in Dublin, Ireland; Madison, Wisconsin; and Menlo Park, California for the manufacture and distribution of our products. We lease office space in Daly City, California for our Digidesign headquarters, including its administrative, sales and marketing, and research and development activities, and in Iver Heath, United Kingdom, for our European headquarters, including administrative, sales, and support functions. Finally, we lease facilities in Montreal and Edmonton, Canada, which house certain administrative, research and development, and support operations. In December 2002, we vacated portions of our leased space in Daly City and Montreal, and are currently seeking tenants for the excess space.

      In September 1995, our United Kingdom subsidiary entered into a 15-year lease in London, England. We vacated this property in 1999 as part of our corporate restructuring actions, and have currently sublet all of this space. We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

      We anticipate that our leased facilities will be adequate for our needs during 2003.

ITEM 3.   LEGAL PROCEEDINGS

      On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages and costs, and attorneys' fees. We believe that we have meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

      In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. The anti-trust claims against the Company and Tektronix were dismissed by the United States District Court for the District of California on March 23, 2001, and the remaining common law claim against Avid was dismissed by stipulation and court order on April 6, 2001. Glen Holly is appealing the lower court's decision. All briefing on the appeal has been completed. The United States Court of Appeals for the Ninth Circuit heard oral arguments on October 9, 2002, but has not yet issued its decision. Avid views the complaint and appeal as without merit and will continue to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

      We receive inquiries from time to time regarding possible patent infringement claims. If any infringement should be found to exist, we may seek licenses or settlements. In addition, in the normal course of the Company's business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is (i) the name and age of each present executive officer of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupation held by each person named for at least the past five years.


EXECUTIVE OFFICER           AGE                   POSITION(S)

David A. Krall               42      President and Chief Executive Officer

Paul J. Milbury              54      Vice President and Chief Financial Officer

Joseph Bentivegna            42      Vice President of Video Development
                                     and Operations

David M. Lebolt              46      Vice President and General Manager,
                                     Digidesign

Charles L. Smith             42      Vice President of Worldwide Sales,
                                     Marketing & Services

Michael J. Rockwell          36      Chief Technology Officer

Carol L. Reid                55      Vice President and Corporate Controller

Ethan E. Jacks               49      Vice President of Business Development,
                                     Chief Legal Officer and Corporate Secretary

--------------------

DAVID A. KRALL. Mr. Krall is currently the Company's President (appointed in October 1999) and Chief Executive Officer (appointed in April 2000). Previously he served as Avid's Chief Operating Officer from October 1999 to April 2000. Prior to that, Mr. Krall served in various capacities at Digidesign: Chief Operating Officer of Digidesign from July 1998 to October 1999, Vice President of Engineering from June 1996 to July 1998 and Director of Program Management from May 1995 to June 1996.

PAUL J. MILBURY. Mr. Milbury was appointed Vice President and Chief Financial Officer in December 2000. Prior to that time, he was Chief Financial Officer of iBelong.com, Inc. from April 2000 to December 2000, and of JuniorNet Corporation from October 1998 to April 2000. Mr. Milbury also spent 19 years at Digital Equipment Corporation (now Hewlett-Packard Computer Corporation), where in 1995 he became Vice President and Treasurer.

JOSEPH BENTIVEGNA. Mr. Bentivegna was appointed Vice President of Video Development and Operations in August 2001. Previously, he held a variety of other positions at Avid, including Vice President and General Manager of Avid Media Solutions from June 2000 to August 2001, Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

DAVID M. LEBOLT. Mr. Lebolt was appointed Vice President and General Manager of Digidesign in July 2002. Prior to serving in his present position, Mr. Lebolt served in various capacities at Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999, and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production, and has received both Clio and Emmy(R) awards for his production work.

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

MICHAEL J. ROCKWELL. Mr. Rockwell was appointed Chief Technology Officer of Avid in August 2001. Previously, Mr. Rockwell served as Vice President and General Manager of Avid Internet Solutions from June 2000 to August 2001, and as Chief Architect for Software Engineering of Digidesign from January 1997 to November 1999. Prior positions with Digidesign were Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

CAROL L. REID. Ms. Reid joined Avid in November 1998 as Vice President and Corporate Controller. Prior to joining the Company, Ms. Reid spent 20 years at Digital Equipment Corporation (now Hewlett-Packard Computer Corporation), where she was Vice President of Internal Audit from January 1998 to November 1998 and Assistant Treasurer/Director from October 1994 to January 1998.

ETHAN E. JACKS. Mr. Jacks has served as Vice President of Business Development and Chief Legal Officer since March 1999. From May 2000 to December 2000, he also served as Acting Chief Financial Officer. Prior to joining Avid, Mr. Jacks was Vice President and General Counsel for Molten Metal Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner at McDermott, Will & Emery.

There are no family relationships among the named executive officers.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2002 and 2001.

                2002                    High            Low
                ----                    ----            ----
            First Quarter              $14.25          $9.85
            Second Quarter             $13.95          $7.25
            Third Quarter              $11.79          $7.93
            Fourth Quarter             $23.47          $8.26



                2001                    High            Low
                ----                    ----            ----
            First Quarter              $22.50         $12.44
            Second Quarter             $17.50         $10.62
            Third Quarter              $14.73          $6.61
            Fourth Quarter             $13.10          $6.50


      On March 11, 2003, the last reported sale price of the Nasdaq National Market for our common stock was $18.25 per share. The approximate number of holders of record of our common stock at March 11, 2003 was 531. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

      We have never declared or paid cash dividends on our capital stock and currently intend to retain all available funds for use in the operation of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth our selected condensed consolidated financial data. Included in our financial statements and selected financial data are the results of operations of Softimage, which we acquired on August 3, 1998, and iNews, which we acquired on January 11, 2001. These acquisitions were accounted for as purchases and, accordingly, the results of operations of Softimage and iNews are included as of their acquisition dates. The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                            For the Year Ended December 31,
                                                           --------------------------------------------------------------
                                                              2002         2001         2000         1999         1998
                                                           --------------------------------------------------------------
Net revenues                                                $418,719     $434,638     $476,090     $452,555     $482,377
Cost of revenues                                             207,236      213,572      234,424      205,877      190,249
                                                           ----------   ----------   ----------   ----------   ----------
 Gross profit                                                211,483      221,066      241,666      246,678      292,128
                                                           ----------   ----------   ----------   ----------   ----------
Operating expenses:
 Research and development                                     82,346       86,140       82,900       88,932       88,787
 Marketing and selling                                       100,761      113,053      119,469      129,889      125,280
 General and administrative                                   19,819       23,313       27,504       28,147       28,549
 Restructuring and other costs, net                            2,923        8,268                    14,469       28,373
 Amortization of acquisition-related intangible assets         1,153       31,168       66,872       79,879       34,204
                                                           ----------   ----------   ----------   ----------   ----------
  Total operating expenses                                   207,002      261,942      296,745      341,316      305,193
                                                           ----------   ----------   ----------   ----------   ----------
Operating income (loss)                                        4,481      (40,876)     (55,079)     (94,638)     (13,065)
Other income and expense, net                                    218        5,529        3,730        3,459        8,636
                                                           ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes                              4,699      (35,347)     (51,349)     (91,179)      (4,429)
Provision for (benefit from) income taxes                      1,700        2,800        5,000       46,369         (796)
                                                           ----------   ----------   ----------   ----------   ----------
Net income (loss)                                             $2,999     ($38,147)    ($56,349)   ($137,548)     ($3,633)
                                                           ==========   ==========   ==========   ==========   ==========

Net income (loss) per common share -  basic                    $0.11       ($1.49)      ($2.28)      ($5.75)      ($0.15)
                                                           ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share -  diluted                  $0.11       ($1.49)      ($2.28)      ($5.75)      ($0.15)
                                                           ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding - basic            26,306       25,609       24,683       23,918       23,644
                                                           ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding - diluted          26,860       25,609       24,683       23,918       23,644
                                                           ==========   ==========   ==========   ==========   ==========


CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                                     As of December 31,
                                      ------------------------------------------------
                                         2002      2001      2000     1999      1998
                                      ------------------------------------------------
Cash and investments                   $89,034   $72,961   $83,206   $72,805  $111,826
Working capital                         94,130    85,490    96,585    70,344   118,965
Total assets                           235,803   215,806   266,482   312,024   486,715
Long-term debt and other liabilities     1,427    13,020    13,449    14,220    13,261
Total stockholders' equity             123,564   104,758   137,850   167,923   290,311


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals.

      During 2001, we announced and implemented restructuring plans to decrease costs through the consolidation of operations. The restructuring actions were taken to improve our cost structure and profitability given the economic pressures facing the Company, and were generally not targeted at specific products or services. As a result, we recorded total charges of $10.0 million during the year related to the termination of 194 employees, or 11% of our work force, and the vacating of certain facilities.

      In January 2001, we acquired the remaining 50% ownership interest in iNews, which was formerly held by The Grass Valley Group (a unit of Thomson Multimedia). Since the acquisition date, operating results of iNews have been included in our consolidated operating results. For 2000, our share of the operating results of iNews was included in other income (expense).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management continuously re-evaluates its estimates and judgments, including those related to revenue recognition; allowances for product returns and exchanges; allowance for bad debts; the valuation of inventories and income tax assets; and reserves for recourse under financing transactions. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

      Management believes the following critical accounting policies most significantly affect the portrayal of the Company's financial condition and require management's most difficult and subjective judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

      We generally recognize revenue from sales of software or products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," as amended, are met.

      Our products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is not typically performed by us. However, certain transactions, those typically involving orders from end-users of a significant number of products for a single customer site, may require that we perform an installation effort that we deem to be non-routine and complex. In these situations, we do not recognize revenue from either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

      Approximately 81% of our revenue is derived from indirect sales channels, including authorized resellers and distributors. Most of our resellers and distributors are not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, some channel partners, particularly those who resell our Audio products, have agreements with us that grant them limited rights of return, stock rotation and price protection. We record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, management analyzes historical returns and credits and the amounts of products held by major resellers, and considers the impact of new product introductions, changes in customer demand, current economic conditions, and other known factors. Material differences may result in the amount and timing of our revenue for any period if management's estimates of potential product returns or other reseller credits prove to be materially different from actual experience.

      We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and recognize them when delivery of those elements occurs or when fair value can be established. Fair value is based on the price charged when the same element is sold separately to customers.

      At the time of a sale transaction, Avid must make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if management is reasonably assured that collection will occur. In making this assessment, management considers customer credit-worthiness and historical payment experience. At that same time, we assess whether the fee associated with the order is fixed or determinable, considering the payment terms of the transaction, our collection experience in similar transaction without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days (but up to 90 days) after the invoice date, we evaluate whether the fee is fixed or determinable.

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

      Avid, through a third party, provides lease financing options to many of its customers. During the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. See Footnote I to our Consolidated Financial Statements in Item 8. We record revenue from these transactions upon the shipment of our products since we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We maintain reserves for estimated recourse losses under this financing program based on historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participated in the program could require additional reserves.

Inventories

      Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. Our management regularly reviews inventory quantities on hand and writes down inventory for estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months), and market conditions. If actual future demand or market conditions are less favorable than those estimated by management, additional inventory write-downs may be required.

Income Tax Assets

      We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through December 31, 2002, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over many periods.

RESULTS OF OPERATIONS

      The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:
                                              For the Year Ended December 31,
                                             ---------------------------------
                                                2002        2001        2000
                                             ---------------------------------
      Net revenues                             100.0%      100.0%      100.0%
      Cost of revenues                          49.5%       49.1%       49.2%
                                             ---------   ---------   ---------
        Gross profit                            50.5%       50.9%       50.8%
                                             ---------   ---------   ---------
      Operating expenses:
        Research and development                19.7%       19.8%       17.4%
        Marketing and selling                   24.0%       26.0%       25.1%
        General and administrative               4.7%        5.4%        5.8%
        Restructuring and other costs, net       0.7%        1.9%
        Amortization of  acquisition-related
         intangible assets                       0.3%        7.2%       14.0%
                                             ---------   ---------   ---------
          Total operating expenses              49.4%       60.3%       62.3%
                                             ---------   ---------   ---------
      Operating income (loss)                    1.1%       (9.4%)     (11.5%)
      Other income and expense, net              0.0%        1.3%        0.8%
                                             ---------   ---------   ---------
      Loss before income taxes                   1.1%       (8.1%)     (10.7%)
      Provision for income taxes                 0.4%        0.7%        1.1%
                                             ---------   ---------   ---------
      Net income (loss)                          0.7%       (8.8%)     (11.8%)
                                             =========   =========   =========

Net Revenues

      Our net revenues are derived mainly from the sales of computer-based digital, non-linear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. This market has been, and we expect it to continue to be, highly competitive. A significant portion of these revenues is generated by sales near the end of each quarter, which can impact our ability to accurately forecast revenues on a quarterly basis. Increasingly, revenues are also being derived from sales of "solutions" encompassing multiple products and networking capabilities that enable users to share and manage media throughout a project or organization. Such solution sales may include training and installation services, as well as workflow management assistance, to be provided by us or a third party. Depending upon the complexity of the arrangement and the level of our involvement, the revenues resulting from these solution sales may be deferred for one or more quarters while the services are being performed.

      Net revenues decreased 3.7% from $434.6 million in 2001 to $418.7 million in 2002. Revenues in our Video and Film Editing and Effects ("Video") business declined $40.4 million or 12.5%, while revenues in our professional Audio ("Audio") business grew by $24.5 million or 22.0%. We believe that a portion of the Video business decline was due to the general worldwide economic slowdown. More specifically, we believe that a reduction in advertising spending worldwide had a negative impact on our post-production video business, causing our customers to reduce capital spending pending an upturn in their businesses. Revenue in our Video segment was also adversely impacted by pricing reductions and discounts, driven in part by the introduction of new lower end products into the market by us and our competitors. Our Audio business contributed favorably to revenues during 2002 due to strong demand for our new flagship digital audio workstation, Pro Tools|HD, which was introduced in January 2002. We generally see an increase in revenues when we introduce a significant new product or product enhancement.

      Net revenues decreased 8.7% from $476.1 million in 2000 to $434.6 million in 2001. This decrease occurred across product families in both our Video business and our Audio business. We believe that a portion of this overall decline was due to the general worldwide economic slowdown. Certain product families within the Video business segment, in particular broadcast products and services, Avid Unity, and Avid|DS HD (introduced in early 2001), showed growth year-over-year, but this growth was more than offset by declines in other product families, including our Media Composer family. The increase in broadcast product and service revenue was attributable primarily to the acquisitions of iNews in January 2001 and Pluto in September 2000. The decline in the Audio business segment was primarily attributable to weaker third and fourth quarter revenues as customers anticipated the release in early January 2002 of the new HD products.

      During 2002, we began shipping new releases of most of our products. These releases included Pro Tools HD, Avid Unity LANshare EX v3.0, Avid Xpress DV v3.5, Avid|DS HD v6.0, Newscutter XP v3.0, Newscutter XP Mobile v3.0 Avid Symphony v4.0, Avid Media Composer v11.0, Avid Xpress v5.0 and SOFTIMAGE|XSI v2.0 and v3.0. During 2001, we began shipments of Avid|DS HD, Newscutter XP v2.0, Newscutter XP Mobile, Avid Unity MediaNetwork v2.0, Avid Unity LANshare
1.0 and SOFTIMAGE|XSI v1.5, as well as several point releases of other existing products. We also began offering iNews products and services as a result of the acquisition in January 2001.

      Net revenues derived through indirect channels were approximately 81% for 2002, compared to 79% of net revenues for 2001 and 85% of net revenues for 2000. The increase in direct selling from 2000 to 2001 was due primarily to the growth in sales to our broadcast customers that generally require a longer selling cycle with more direct support. We expect sales to broadcast customers will be an area of potential revenue growth in the future.

      International sales (sales to customers outside the United States and Canada) accounted for 47% of our 2002 net revenues, compared to 48% for 2001 and 51% for 2000. International sales decreased by approximately $11.9 million or 5.8% in 2002 compared to 2001, and by $36.6 million or 15.0% in 2001 compared to 2000. Half of the decrease in international sales in 2002 compared to 2001 occurred in Europe, with the remainder occurring in the Asia Pacific region and Latin America. Management believes these declines were attributable to the economic climate and, in Asia, the impact of currency translation. The decrease in international sales in 2001 compared to 2000 reflected decreases in Europe primarily and, to a lesser extent, in Asia Pacific and Latin America. Management believes these declines were attributable to the poor economic climate and the impact of currency translation.

Gross Profit

      Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing, and distribution of finished products; warehousing; post-sales customer support costs; royalties for third-party software included in the products; and provisions for inventory obsolescence. The resulting gross profit fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange rate fluctuations.

      Our gross margin decreased to 50.5% in 2002 compared to 50.9% in 2001, which had increased from 50.8% in 2000. The decrease during 2002 primarily reflects the impact of price reductions, discounts and promotions and higher manufacturing costs, primarily in the Audio segment, partially offset by a favorable product mix (in other words, a greater proportion of higher-margin products were sold in 2001 as compared to 2000), a positive margin impact from the Audio segment delivering third-party promotional software for which revenue had previously been deferred, and a positive impact from currency exchange rate fluctuations. The increase during 2001 reflects lower vendor material costs, manufacturing efficiencies, and in the Video business, a favorable product mix. These increases in 2001 were partially offset by a shift to lower margin Audio products and the negative impact of currency fluctuations, primarily a weakening of the Japanese yen, and to a lesser extent the euro, resulting in lower U.S. dollar equivalent revenue.

Research and Development

      Research and development expenses decreased by $3.8 million, or 4.4%, in 2002 compared to 2001, and increased by $3.2 million, or 3.9%, in 2001 compared to 2000. The decrease in expenditures in 2002 was primarily due to lower personnel-related costs in the Video business as a result of restructuring actions taken during 2001, as well as lower depreciation expense, partially offset by higher hardware development costs and the absence of third-party funding of certain research and development projects which occurred in 2001. The increase in expenditures in 2001 was primarily due to increased personnel-related expenses and facility costs, primarily associated with the acquisitions of iNews in January 2001 and Pluto in September 2000 and the relocation of Digidesign's facilities in late 2001, partially offset by a reduction in variable employee compensation expense. Research and development expenses decreased slightly as a percentage of net revenues, to 19.7% in 2002 from 19.8% in 2001, primarily due to the decreased expenses noted above. Research and development expenses increased as a percentage of net revenues, to 19.8% in 2001 from 17.4% in 2000, primarily due to the increased expenses noted above and the decreased revenue base in 2001.

Marketing and Selling

      Marketing and selling expenses decreased by $12.3 million, or 10.9%, in 2002 compared to 2001, and by $6.4 million, or 5.4%, in 2001 compared to 2000. The decrease in 2002 was primarily due to lower marketing expenditures such as trade shows, advertising and direct mailings, as well as lower personnel-related expenses resulting from various restructuring actions that occurred in 2001. We are, however, continuing to invest in sales resources as we see opportunities for revenue growth. The decrease in expenditures in 2001 compared to 2000 was primarily due to reductions in bad debt expense, variable employee compensation and trade show expenditures. These decreases were partially offset by twelve months of incremental iNews costs. Marketing and selling expenses decreased as a percentage of net revenues to 24.0% in 2002 from 26.0% in 2001, primarily due to the decreased expenses noted above. Marketing and selling expenses increased as a percentage of net revenues to 26.0% in 2001 from 25.1% in 2000, primarily due to a decreased revenue base in 2001.

General and Administrative

      General and administrative expenses decreased by $3.5 million, or 15.0% in 2002 compared to 2001, and by $4.2 million, or 15.2%, in 2001 compared to 2000. The decrease in 2002 occurred primarily as a result of reduced external legal fees, lower personnel-related expenses and depreciation, partially offset by expense related to executive severance benefits incurred in 2002. The decrease in expenses in 2001 compared to 2000 was primarily the result of reduced personnel-related costs, including variable compensation expense, recruiting and relocation costs and executive severance benefits. General and administrative expenses decreased as a percentage of net revenues to 4.7% in 2002 from 5.4% in 2001, primarily due to the reductions in expenses discussed above. General and administrative expenses decreased as a percentage of net revenues to 5.4% in 2001 from 5.8% in 2000, primarily due to the reductions in personnel-related costs discussed above.

Restructuring and Other Costs

      In December 2002, we recorded a charge of approximately $3.3 million in connection with vacating excess space in our Daly City, California; Tewksbury, Massachusetts; and Montreal, Canada facilities. The Tewksbury charge of $0.5 million was a revision of our estimate related to the August 2001 restructuring action discussed below, based on our attempts to sublet the related space during 2002. The remaining portion of the charge for Daly City and Montreal was the result of our ceasing to use a portion of each facility in December 2002 and hiring real estate brokers to assist in finding subtenants. The Daly City charge of $2.4 million reflects a depressed real-estate market in the area.

      In March 2001, we implemented a restructuring plan related to our Softimage operations. As a result, 47 employees were terminated, primarily in Montreal, Canada, and we vacated a leased facility in California. In connection with this plan, we recorded a $1.3 million restructuring charge during the first quarter of 2001. The restructuring charge included approximately $1.1 million for severance and related costs of terminated employees and $0.2 million for facility vacancy costs, including a non-cancelable lease commitment. In June 2001, we implemented a restructuring plan related to the Avid Internet Solutions operations resulting in the termination of seven employees and a restructuring charge of $0.2 million for severance and related costs. In August 2001, we implemented a restructuring plan to further decrease costs through the consolidation of operations and the reduction of approximately 140 jobs worldwide. In connection with this plan, we recorded a charge to operating expenses of $8.5 million in the third quarter. The restructuring charge included approximately $6.1 million for severance and related costs of terminated employees and $2.4 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements that were abandoned upon vacating the related properties in 2002. These restructuring actions were expected to result in annual cost savings of approximately $11.0 million, and management believes that these savings have been achieved. In connection with these and prior plans, we made cash payments in 2001 of $6.2 million related to personnel severance-related costs and $0.6 million related to vacated facilities. In 2002, we made severance related payments of $1.2 million, facilities-related payments of $0.7 million and wrote off $1.0 million of leasehold improvements. The remaining accrual balance at December 31, 2002 was $5.4 million, of which $0.4 million relates to personnel costs and $4.9 million relates to facility costs.

      In December 1999, in connection with the resignation of two executive officers, we incurred and recorded a charge of $2.9 million for termination benefits as specified in the employment contracts of the officers. Through December 31, 2001, cash payments of approximately $2.4 million had been made in full satisfaction of our obligations. As a result, in 2001, we recorded a credit of $0.5 million to restructuring and other costs, net, associated with a reduction in the estimated liability.

      In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. In 1999, we recorded a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for our guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by us. Accordingly, in the quarter ended March 31, 2001, we recorded a credit associated with the reversal of the reserve, which was included under the caption restructuring and other cost, net, where the charge was originally recorded. In addition, during each of the quarters ended June 30, 2002 and 2001, we received payments of $0.3 million in full satisfaction of a note received as partial consideration from the buyers of the Italian subsidiary. These payments were recorded as credits to restructuring and other costs, net since the note was fully reserved when initially recorded.

Amortization of Acquisition-related Intangible Assets

      In connection with our August 1998 acquisition of Softimage, we allocated $127.8 million of the purchase price to goodwill and $88.2 million to intangible assets consisting of completed technologies, work force, and trade name. During 1999, a balance sheet purchase accounting adjustment was recorded which decreased goodwill by approximately $6.9 million. Included in the operating results for 2001 and 2000 is amortization of these intangible assets and goodwill of $28.5 million and $66.5 million, respectively. As of December 31, 2001, these intangible assets, including goodwill, were fully amortized.

      During 2002, 2001 and 2000, we recorded additional intangible assets as we acquired the following companies: iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. and Pluto Technologies International Inc. in 2000. In connection with these acquisitions, we allocated $6.8 million to intangible assets consisting of completed technologies and work force. Included in the operating results for 2002, 2001 and 2000 is amortization of these intangible assets of $1.1 million, $2.8 million and $0.3 million, respectively. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of a previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. During 2002, we recorded no goodwill or assembled work force amortization as compared to approximately $1.5 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively, for these acquisitions. The unamortized balance of the intangible assets relating to these acquisitions, including goodwill, was $2.6 million at December 31, 2002.

Other Income and Expense, Net

      Other income and expense, net, generally consists of interest income, interest expense and equity in income of non-consolidated companies. During 2002, other income and expense, net, decreased $5.3 million, from $5.5 million in 2001. This decrease was primarily due to two items in the 2001 amount not recurring in 2002: a net gain of $4.0 million recorded in 2001 upon the sale of all common stock received in connection with the sale in 2000 of our investment in Avid Sports LLC, and our equity in the net income of iNews related to their fourth quarter 2000 operations that was recorded in 2001 of $1.1 million (we acquired iNews in January 2001). Additionally, interest income decreased in 2002 compared to 2001 due to a decline in interest rates and, to a lesser extent, lower average cash and investment balances on hand. We also recorded a further impairment charge of $1.0 million during 2002 for an investment in an unconsolidated entity accounted for under the cost method; after this charge, our investment has been fully written-off. Offsetting these decreases in interest and other income, net, was reduced interest expense in 2002 compared to 2001, as a result of our prepayment in February 2002 of a note payable to Microsoft. During 2001, other income and expense, net, increased $1.8 million, from $3.7 million in 2000. The increase was primarily due to the net gain of $4.0 million recorded upon the sale of all common stock associated with the sale of our investment in Avid Sports LLC discussed above. This increase was partially offset by a decrease in interest income, primarily attributable to a decline in interest rates; the elimination of our equity in the net income of iNews as a result of the acquisition of the remaining ownership interest in 2001; and an impairment charge of $1.1 million on an unconsolidated entity accounted for under the cost method.

Provision for Income Taxes

      Our effective tax rate was 36%, (8%) and (10%), respectively, for 2002, 2001, and 2000. The tax rate in each year includes net changes in the valuation allowance for U.S.-related deferred tax assets and an addition to the valuation allowance against a majority of the foreign deferred tax assets. Based on the level of deferred tax assets as of December 31, 2002 and the level of historical U.S. and foreign taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance. Excluding the impact of the valuation allowance, our effective tax rate would have been 43% for 2002. This differs from the Federal statutory rate of (35%) due primarily to state taxes, the U.S. Federal Research Tax Credit and our foreign subsidiaries, which are taxed at different rates.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of December 31, 2002, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling approximately $89.0 million.

      With respect to cash flow, net cash provided by operating activities was $25.4 million in 2002 compared to $8.7 million in 2001 and $12.1 million in 2000. During 2002, cash generated from operating activities primarily reflects net income after adjustment for depreciation and amortization, as well as cash generated through a decrease in accounts receivable and increases in accounts payable and deferred revenue. This was partially offset by an increase in inventories. During 2001, cash generated from operating activities reflected net income after adjustment for depreciation and amortization, as well as a decrease in accounts receivable. This was partially offset by reductions in accounts payable and accrued expenses. During 2000, cash generated from operating activities reflected net income after adjustment for depreciation and amortization and provision for doubtful accounts, offset by cash uses attributable primarily to an increase in accounts receivable and inventories.

      Net cash flow used in investing activities was $9.0 million in 2002, compared to $27.9 million in 2001 and $1.7 million in 2000. We purchased $9.4 million of property and equipment during 2002, compared to $15.5 million in 2001 and $7.4 million in 2000. We also acquired $1.9 million of property and equipment under capital leases during 2002. Purchases in 2002 were primarily of computer hardware and software to support research and development activities and our information systems. Purchases in 2001 were primarily of computers and furniture and fixtures purchased in connection with the relocation of the Digidesign facility to Daly City, California and hardware and software to support research and development activities and our information systems. Purchases in 2000 were primarily of equipment to support research and development activities. Our capital spending program for 2003 is currently expected to be approximately $10.5 million, primarily for hardware and software to support activities in the research and development, information systems, and manufacturing areas. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

      During 2002, we made a cash payment of approximately $0.4 million to acquire selected assets of iKnowledge, Inc. As part of the purchase agreement, we may be required to make certain contingent cash payments, dependent upon the future revenues of the products acquired from iKnowledge, through December 2004. As of December 31, 2002, contingent payments owed were immaterial. During 2001, we also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% ownership interest in iNews. Also during 2001, we received $4.0 million in cash upon the sale of all common stock received in connection with the sale in 2000 of our investment in Avid Sports LLC. During 2000, we also made a cash investment of $2.1 million in Rocket Network, Inc. and purchased the assets of two companies, Pluto Technologies and The Motion Factory, for a total of approximately $2.0 million in cash and $0.3 million of guaranteed bonuses paid in 2001. In connection with the acquisition of The Motion Factory, we may be required to make future contingent cash payments limited in the aggregate to an additional $10.0 million, depending upon future revenues and/or gross margin levels through December 2004 of the products including technology we acquired from The Motion Factory.

      During 2002, 2001 and 2000, we generated cash of approximately $12.7 million, $1.2 million and $10.1 million, respectively, net of common stock repurchases, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan. Also in 2002, we made a prepayment in full satisfaction of a $13.0 million note to Microsoft. During 1998, we announced that our board of directors had authorized the repurchase of up to 3.5 million shares of our common stock. Purchases were made in the open market or in privately negotiated transactions. As of December 31, 2001, the repurchase program was complete. Repurchased shares have been used for our employee stock plans.

      As a result of our restructuring efforts during 2001 and prior periods, we have commitments to pay severance and other termination benefits to employees of approximately $0.4 million over the next twelve months. In connection with these restructuring efforts, as well as with the identification in 2002 of excess space in various locations, we also have facility-related cash obligations of approximately $4.9 million as a result of losses to be incurred or expected to be incurred on subleases of space or lease vacancies. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

      We believe existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our cash requirements for at least the next 12 months. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

      The following table sets forth future payments that we are obligated to make, as of December 31, 2002, under existing debt agreements, leases and other arrangements (in thousands):

                                                 Less than     2 - 3       4 - 5       After
                                       Total       1 Year      Years       Years      5 Years
                                     ---------   ---------   ---------   ---------   ---------
Capital lease obligations              $2,049        $536        $978        $535
Operating leases                      111,076      18,243      32,978      28,697     $31,158
Unconditional purchase obligations     19,800      19,800
                                     ---------   ---------   ---------   ---------   ---------
                                     $132,925     $38,579     $33,956     $29,232     $31,158
                                     =========   =========   =========   =========   =========

      Other contractual arrangements that may result in cash payments consist of the following (in thousands):

                                Total      Less than 1 Year   1 - 3 Years
                             -----------   ----------------   ------------
Transactions with recourse      $15,822            $15,822
Stand-by letter of credit         5,050                            $5,050
                             -----------   ----------------   ------------
                                $20,872            $15,822         $5,050
                             ===========   ================   ============

      Through a third party, we have entered into lease financing transactions with our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for any unpaid principal balance upon default by the end-user. Our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2002, our maximum exposure under this program was $15.8 million.

      We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of default on our lease the landlord would, as of December 31, 2002, be eligible to draw against this letter of credit to a maximum of $5.1 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain at $2.0 million throughout the remaining lease period, which runs through September 2009. As of December 31, 2002, we were not in default of this lease.

      We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2002, we are in a sell position with respect to the euro, Japanese yen, Canadian dollar and Australian dollar and in a buy position with respect to the British pound and Singapore dollar. Our currency position at December 31, 2002 is summarized as follows (in thousands):

                                           Approximate
                                      U.S. Dollar Equivalent
                                      ----------------------
                    euro                       $20,070
                    Japanese yen                 8,812
                    Canadian dollar              1,894
                    Singapore dollar             1,382
                    British pound                1,316
                    Australian dollar              208
                                              --------
                                               $33,682
                                              ========

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted the provisions of SFAS 146, as permitted, in connection with charges taken for losses on vacated space recorded in December 2002, and the adoption did not have a material impact on the amount of the charge or, as such, on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure." This Statement amends SAFS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value-based method of accounting for stock-based employee awards in 2002, the adoption of SFAS No. 148 did not have any impact on our financial position and results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002; the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material effect on our consolidated financial statements.

      In December 2002, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. The Company does not expect the adoption of FIN 46 will have a material impact on its financial position or results of operations.

      In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after

June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

Certain Factors That May Affect Future Results

      Some of the statements in this Form 10-K relating to our future performance constitute forward-looking statements. Such forward-looking statements are based upon management's current expectations and involve known and unknown risks. Realization of any of these risks may cause actual results to differ materially from the results described in the forward-looking statements. Certain of these risks are as follows:

Our future success will depend in part upon our ability to enhance our existing products and introduce new products in the digital editing market.

      Our products, particularly the Media Composer family of products, have captured significant market share in our core digital video and film editing market. As such, future growth in this market could be limited and will depend in part upon our ability to introduce new features and functionality for Media Composer products, improve upon their price/performance, respond to competitive offerings, introduce and transition to new products, and adapt to new industry requirements and standards. Any delay or failure to develop these enhancements or to introduce other new products in this market could harm our business and reduce our operating results. At the same time, the introduction and transition to new products could have an impact on the market for our existing products, which could adversely affect our revenues and business.

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this market.

      We are currently building our presence in the broadcast market and have augmented our NewsCutter product offering with the Avid Unity for News products, and the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions. The broadcast market is distinguished from our traditional Video business in that turn-key, fully integrated, complex "solutions" (including the configuration of unique workflows), rather than discrete point products, are frequently required by the customer. As a relatively new player in the broadcast market, we may encounter difficulties in establishing ourselves, creating compelling customer solutions, and developing a strong, loyal customer base.

      Large, complex broadcast orders often require us to devote significant sales, manufacturing, installation, and support resources to ensure their successful and timely fulfillment. As the broadcast market converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short run meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing and maintaining a share of this digital broadcast market or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

We have a significant share of the professional audio market, and therefore growth in this market will depend in part on our ability to successfully introduce new products.

      Currently, products of our Digidesign division have captured a significant portion of the professional audio market. Digidesign's strong performance in recent years reflects a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products is a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent our development, introduction or marketing of new products or enhancements, which, in turn, could harm our business.

We are expanding our product line and offering solutions to new markets, and our future revenues depend in part on the success of this expansion.

      Traditionally, we have been a point product company. Increasingly, we are providing end-to-end solutions for our customers. We are expanding our product line beyond our core video editing market to offer digital media production solutions to the broadcast news market (including cable and Internet news), the on-line film and video finishing market, and the emerging market for multimedia production tools (including the Internet and corporate markets). Because these markets are evolving, we must anticipate our customers' future needs and introduce compelling new products, gain market acceptance, and establish appropriate distribution channels, support, and maintenance. To the extent that we fail to accurately anticipate our customers' needs, we may need to adjust our plans accordingly, which could cause delays, unexpected expenses, and reallocation of our resources, and which in turn could harm our business and reduce our operating results.

The markets for our products are competitive, and we expect competition to intensify in the future.

      The digital video, audio, and animation markets are competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Many of our current and potential competitors have substantially greater financial, technical, distribution, support, or marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Further, such competitors may be able to develop products comparable or superior to ours, or adapt more quickly to new technologies or evolving customer requirements. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

Competition in the 3-D market has increased dramatically since our acquisition of Softimage.

      The 3-D market has changed significantly from the time we acquired our Softimage subsidiary in August 1998. While Softimage once dominated the higher end of the 3-D market (i.e., feature films and other intensive graphics applications), competitors' products have eroded Softimage's market share and have contributed to downward price pressure, which has resulted in reduced margins. In addition, we have experienced delays in introducing new products into the 3-D animation market. Finally, revenues in recent years have been increasingly derived from sales to the games industry and non-traditional markets. If these non-traditional markets were to slow or delay their purchases of 3-D tools, our revenues could be adversely affected. To the extent that these factors continue or worsen, our business could suffer.

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

      We are dependent on a number of specific suppliers for certain key components of our products. We purchase these sole source components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source components and have no guaranteed supply arrangements. If any of our sole source vendors failed to supply or enhance such components, it could imperil our supply of these components. Similarly, if any of our vendors encountered technical, operating or financial difficulties, it could threaten our supply of these components. While we believe that alternative sources for these components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

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

      The revenue and gross profit from our products depend on many factors, including:

o     mix of products sold;
o     cost and proportion of third-party hardware included in such products;
o     product distribution channels;
o     timing of new product introductions;
o     product offers and platform upgrades;
o     price discounts and sales promotion programs;
o     volume of sales of aftermarket hardware products;
o     costs of swapping or fixing products released to the market with defects;
o     provisions for inventory obsolescence;
o     competitive pressure on product prices;
o costs incurred in connection with "solution" sales, which typically have longer selling and implementation cycles;
o     timing and delivery of "solutions" to customers; and
o     currency fluctuations.

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

Terrorism, acts of war, and other international conflicts may seriously harm our business.

      Terrorism or acts of war throughout the world may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The potential for future terrorist attacks and other threats to national security, and the responses of the United States and other countries to such attacks or threats, including the present action against Iraq, have created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, or other international conflicts.

If we fail to maintain strong relationships with our resellers, distributors, and suppliers, our ability to successfully deploy our products may be harmed.

      We sell many of our products and services indirectly through resellers and distributors. The resellers and distributors of our Video segments products typically purchase software and "kits" from us, and other turn-key components from other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Moreover, we are increasingly distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues.

      Most of the resellers and distributors of our Video products are not granted rights to return products after purchase, and actual product returns from them have been insignificant to date. However, our revenue from sales of Audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are provided, as a reduction of revenues, upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our Audio segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

If we become dependent on third-party hardware for our products, our operating results could be harmed.

      Our gross profit margin varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. From time to time, we add functionality and features to our products. If we effect such additions through the use of more, or more costly, third-party hardware, and are not able to increase the price of such products to offset these increased costs, then our gross profit margin on these products could decrease.

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

      Some of our websites provide interactive information and services to our customers. To the extent that materials may be posted on and/or downloaded from these websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories of liability based on the nature, content, publication or distribution of such materials. In addition, although we have attempted to limit our exposure by contract, we may also be subject to claims for indemnification by end users in the event that the security of our websites is compromised. As these websites are available on a worldwide basis, they could potentially be subject to a wide variety of international laws.

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

      Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, and trademark laws, trade secret, confidentiality procedures, and contractual provisions, as well as hardware security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. From time to time unauthorized persons have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming, and software piracy can be expected to be a persistent problem.

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

      We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note I, "Commitments and Contingencies" in our consolidated financial statements.

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

A portion of our sales are financed under a third party leasing program.

      We have an established leasing program with a third party that allows certain of our customers who choose to do so to finance their purchases. If this program ended abruptly or unexpectedly, some of our customers might be unable to purchase our products unless or until they were able to arrange for alternative financing, and this could adversely impact our revenues.

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

Further, the stock market has witnessed unusual volatility with respect to the price of equity securities of high technology companies generally, and this volatility has, at times, appeared to be unrelated to or disproportionate to any of the factors above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

      Our primary exposures to market risk are the effect of volatility in currencies on asset and liability positions of our international subsidiaries that are denominated in foreign currencies, and the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities.

Foreign Currency Exchange Risk

      We generally derive approximately half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

      At December 31, 2002, we had $33.7 million of forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Canadian dollars, Singapore dollars and Australian dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the twelve-month period ended December 31, 2002, net losses of $4.2 million resulting from forward-exchange contracts were recorded, which offset net transaction and translation gains of $4.7 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

      At December 31, 2002, we held $89.0 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Accountants......................................  33

Consolidated Statements of Operations for the years ended
 December 31, 2002, 2001 and 2000......................................  34

Consolidated Balance Sheets as of December 31, 2002 and 2001...........  35

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000................................  36

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000......................................  37

Notes to Consolidated Financial Statements.............................  38


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):


Schedule II - Valuation and Qualifying Accounts for the years ended
 December 31, 2002, 2001 and 2000......................................  F-1


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, upon adoption of Statement of Financial Accounting Standards No. 142, the Company changed its method of accounting for goodwill.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 30, 2003

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                               For the Year Ended December 31,
                                              ---------------------------------
                                                 2002        2001        2000
                                              ---------   ---------   ---------

Net revenues                                  $418,719    $434,638    $476,090
Cost of revenues                               207,236     213,572     234,424
                                              ---------   ---------   ---------
 Gross profit                                  211,483     221,066     241,666
                                              ---------   ---------   ---------

Operating expenses:
 Research and development                       82,346      86,140      82,900
 Marketing and selling                         100,761     113,053     119,469
 General and administrative                     19,819      23,313      27,504
 Restructuring and other costs, net              2,923       8,268
 Amortization of acquisition-related
  intangible assets                              1,153      31,168      66,872
                                              ---------   ---------   ---------
   Total operating expenses                    207,002     261,942     296,745
                                              ---------   ---------   ---------

Operating income (loss)                          4,481     (40,876)    (55,079)

Interest income                                  1,163       2,546       3,634
Interest expense                                  (203)     (1,473)     (1,275)
Other income (expense), net                       (742)      4,456       1,371
                                              ---------   ---------   ---------
Income (loss) before income taxes                4,699     (35,347)    (51,349)

Provision for income taxes                       1,700       2,800       5,000
                                              ---------   ---------   ---------

Net income (loss)                               $2,999    ($38,147)   ($56,349)
                                              =========   =========   =========

Net income (loss) per common share - basic       $0.11      ($1.49)     ($2.28)
                                              =========   =========   =========

Net income (loss) per common share - diluted     $0.11      ($1.49)     ($2.28)
                                              =========   =========   =========

Weighted average common shares outstanding
  - basic                                       26,306      25,609      24,683
                                              =========   =========   =========

Weighted average common shares outstanding
  - diluted                                     26,860      25,609      24,683
                                              =========   =========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
                                                         December 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------

ASSETS
Current assets:
 Cash and cash equivalents                           $62,174         $45,613
 Marketable securities                                26,860          27,348
 Accounts receivable, net of allowances of
  $10,614 and $11,497 at December 31, 2002
  and 2001, respectively                              65,942          78,010
 Inventories                                          38,047          21,690
 Deferred tax assets, net                                663             695
 Prepaid expenses                                      4,515           6,722
 Other current assets                                  6,741           3,440
                                                  ------------    ------------
  Total current assets                               204,942         183,518

Property and equipment, net                           25,731          27,164
Acquisition-related intangible assets, net             1,513           3,425
Goodwill                                               1,087
Other assets                                           2,530           1,699
                                                  ------------    ------------
  Total assets                                      $235,803        $215,806
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $24,297         $19,076
 Accrued compensation and benefits                    13,425          13,023
 Accrued expenses and other current liabilities       28,730          26,125
 Income taxes payable                                  8,877          10,932
 Deferred revenues                                    35,483          28,872
                                                  ------------    ------------
  Total current liabilities                          110,812          98,028
                                                  ------------    ------------

Long-term debt and other liabilities                   1,427          13,020

Commitments and contingencies (Notes H and I)

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000 shares
  authorized; no shares issued or outstanding
 Common stock, $.01 par value, 50,000 shares
  authorized; 27,268 and 26,591 shares issued
  and 27,268 and 26,085 shares outstanding at
  December 31, 2002 and 2001, respectively               273             266
 Additional paid-in capital                          364,481         357,446
 Accumulated deficit                                (235,365)       (235,926)
 Treasury stock, at cost, 0 and 506 shares at
  December 31, 2002 and 2001, respectively                            (8,035)
 Deferred compensation                                  (216)         (1,294)
 Accumulated other comprehensive loss                 (5,609)         (7,699)
                                                  ------------    ------------
  Total stockholders' equity                         123,564         104,758
                                                  ------------    ------------
  Total liabilities and stockholders' equity        $235,803        $215,806
                                                  ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                               Accumulated
                                                                                                                  Other     Total
                                         Shares of        Common  Additional                                     Compre-    Stock-
                                        Common Stock       Stock   Paid-in   Accumulated  Treasury   Deferred    hensive   holders'
                                     Issued  In Treasury  Issued   Capital     Deficit     Stock   Compensation   Loss      Equity
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 1999         26,591   (2,701)     $266   $366,569   ($128,083)  ($66,489)   ($1,853)   ($2,487)   $167,923

Purchase of treasury stock                        (35)                                       (460)                             (460)
Stock issued pursuant to employee
  stock plans                                   1,503              (22,095)     (9,530)    42,153                            10,528
Issuance of restricted stock                      378                 (715)     (3,817)     9,174     (4,638)                     4
Option issued at below fair
  market value                                                       1,338                            (1,338)
Conversion of purchase consideration                                14,884                                                   14,884
Restricted stock grants canceled
  and compensation expense                        (69)                (878)                            3,077                  2,199
Comprehensive loss:
  Net loss                                                                     (56,349)                                     (56,349)
   Net change in unrealized gain
    on marketable securities                                                                                      1,738       1,738
   Translation adjustment                                                                                        (2,617)     (2,617)
                                                                                                                             -------
  Other comprehensive loss                                                                                                     (879)
                                                                                                                             -------
Comprehensive loss                                                                                                          (57,228)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2000         26,591     (924)      266    359,103    (197,779)   (15,622)    (4,752)    (3,366)    137,850

Purchase of treasury stock                       (291)                                     (5,054)                           (5,054)
Stock issued pursuant to employee
  stock plans                                     756               (6,417)                12,641                             6,224
Cancellation of options issued at
  below fair market value                                             (150)                              150
Conversion of purchase consideration                                 5,519                                                    5,519
Restricted stock grants canceled
  and compensation expense                        (47)                (609)                            3,308                  2,699
Comprehensive loss:
  Net loss                                                                     (38,147)                                     (38,147)
   Net change in unrealized loss
    on marketable securities                                                                                     (1,733)     (1,733)
   Translation adjustment                                                                                        (2,600)     (2,600)
                                                                                                                             -------
  Other comprehensive loss                                                                                                   (4,333)
                                                                                                                             -------
Comprehensive loss                                                                                                          (42,480)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2001         26,591     (506)      266    357,446    (235,926)    (8,035)    (1,294)    (7,699)    104,758

Stock issued pursuant to employee
  stock plans                            677      510         7      7,085      (2,438)     8,035                            12,689
Restricted stock grants canceled
  and compensation expense                         (4)                 (50)                            1,078                  1,028
Comprehensive income:
  Net income                                                                     2,999                                        2,999
   Net change in unrealized loss
    on marketable securities                                                                                        (20)        (20)
   Translation adjustment                                                                                         2,110       2,110
                                                                                                                             -------
  Other comprehensive income                                                                                                  2,090
                                                                                                                             -------
Comprehensive income                                                                                                          5,089
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2002         27,268        -      $273   $364,481   ($235,365)        $0      ($216)   ($5,609)   $123,564
                                    ================================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                    For the Year Ended December 31,
                                                                                ----------------------------------------
                                                                                   2002           2001           2000
                                                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $2,999       ($38,147)      ($56,349)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                    12,974         47,287         84,264
  Provision for doubtful accounts and recourse obligations                          1,073          1,635          6,170
  Compensation from stock grants and options                                        1,028          2,699          2,199
  Changes in deferred tax assets and liabilities                                      104           (329)            14
  Equity in income of non-consolidated companies                                     (199)        (1,252)        (1,020)
  Gain on sales of businesses                                                        (327)        (4,359)
  Provision for restructuring charges, non-cash portion                                            1,030
  Write-down of investment in non-consolidated company                              1,000          1,100
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                             13,370         21,396        (23,677)
   Inventories                                                                    (16,170)          (498)        (5,712)
   Prepaid expenses and other current assets                                          346            389          1,179
   Accounts payable                                                                 4,969        (10,677)         5,016
   Income taxes payable                                                            (1,936)          (991)         7,052
   Accrued expenses, compensation and benefits                                       (232)       (10,175)        (8,981)
   Deferred revenues                                                                6,399           (422)         1,955
                                                                                ----------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        25,398          8,686         12,110
                                                                                ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                               (9,356)       (15,522)        (7,401)
 Payments for other long-term assets                                                 (196)          (358)          (380)
 Dividends from non-consolidated company                                               59
 Proceeds from sales of businesses                                                    327          4,359
 Investments in non-consolidated companies                                                                       (2,100)
 Payments for business acquisitions, net of cash acquired                            (425)        (5,439)        (1,990)
 Purchases of marketable securities                                               (27,600)       (38,762)       (31,861)
 Proceeds from sales of marketable securities                                      28,152         27,803         42,001
                                                                                ----------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                            (9,039)       (27,919)        (1,731)
                                                                                ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                                                            (5,054)          (460)
 Payments on note issued in connection with acquisition                           (13,020)
 Proceeds from issuance of common stock under employee stock plans                 12,689          6,224         10,532
                                                                                ----------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (331)         1,170         10,072
                                                                                ----------------------------------------
Effects of exchange rate changes on cash and cash equivalents                         533         (1,199)        (1,648)
                                                                                ----------------------------------------
Net increase (decrease) in cash and cash equivalents                               16,561        (19,262)        18,803
Cash and cash equivalents at beginning of year                                     45,613         64,875         46,072
                                                                                ----------------------------------------
Cash and cash equivalents at end of year                                          $62,174        $45,613        $64,875
                                                                                ========================================


See Note Q for supplemental disclosures.



   The accompanying notes are an integral part of the consolidated financial statements.

                              AVID TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and hardware and software systems, for digital media production, management and distribution. Digital media are media elements, whether video, audio or graphics, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals. Projects produced using our products include major motion pictures and prime-time television, music, video, and other recordings.

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

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, accounts receivable and sales allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates.

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

The Company enters into foreign currency forward-exchange contracts, which typically mature within one month, to hedge the exposure with respect to foreign currency fluctuations of forecasted intercompany and third-party receivables and payables as well as foreign-currency cash balances. Gains and losses realized from the forward contracts upon maturity are recorded in results of operations, offsetting transaction and translation gains and losses on the related assets and liabilities. Prior to contract maturity, the Company records on the balance sheet at each reporting date the fair value of its forward-exchange contracts and records any fair value adjustments in results of operations. The cash flows related to the gains and losses of foreign currency forward-exchange contracts are classified in the statements of cash flows as part of the cash flows from operations.

The market risk exposure from forward contracts is substantially offset by the underlying forecasted currency exposures and is mitigated by the short term of such contracts. Credit risk from forward contracts is minimized through the placement of contracts with multiple financial institutions (see Note O).

Cash and Cash Equivalents

Cash equivalents consist primarily of government and government agency obligations. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of U.S. and Canadian government and government agency obligations and corporate equity securities (see Note C). The Company classifies its marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. The Company generally invests in securities that mature within one year from the date of purchase.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our management regularly reviews inventory quantities on hand and writes down inventory for estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months), and market conditions. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Property and equipment held under capital leases is stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized on a straight-line basis over the shorter of the life of the related asset or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in results of operations. A significant portion of the property and equipment is subject to rapid technological obsolescence; as a result, the depreciation and amortization periods could ultimately be shortened to reflect changes in future technology.

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of completed technology, result from the Company's acquisitions of The Motion Factory, Pluto, iNews and iKnowledge (see Note F), which were accounted for under the purchase method. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two to four years.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. Through December 31, 2001, the Company amortized goodwill on a straight-line basis over its expected useful life of five years. As of January 1, 2002, the Company ceased amortizing goodwill in compliance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

The Company assesses goodwill for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Through December 31, 2002, the Company has not recorded any goodwill impairment charges.

Long-Lived Assets

The Company periodically evaluates its long-lived assets, other than goodwill, for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment when the undiscounted expected cash flows derived from that asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset and its carrying value.

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

Revenue Recognition

The Company generally recognizes revenue from sales of software or products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," as amended, are met. The Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires insignificant effort and is not typically performed by the Company. However, certain transactions, those typically involving orders from end-users of a significant number of products for a single customer site, may require that Avid perform an installation effort that is deemed by the Company to be non-routine and complex. In these situations, the Company does not recognize revenue from either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

In connection with many of the Company's sales transactions, customers typically purchase a one-year maintenance and support agreement. The Company recognizes revenue from maintenance contracts on a ratable basis over their term. The Company recognizes revenue from training, installation or other services as the services are performed. Revenues from services were not material in relation to total revenues for all periods presented.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists, including arrangements that include both products and maintenance contracts. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is based on the price charged when the same element is sold separately to customers.

Telephone support, enhancements and unspecified upgrades are typically provided at no additional charge during the product's initial warranty period (generally between three and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

Most of the Company's resellers and distributors of Video products are not granted rights to return products after purchase, and actual product returns from them have been insignificant to date. However, the Company's revenue from sales of Audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are provided, as a reduction of revenues, upon shipment of the related products to such distributors and resellers, based upon the Company's historical experience. To date, actual returns have not differed materially from management's estimates.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes. In addition, consideration given to customers or resellers, including amounts under cooperative marketing and rebate programs, are recorded as a reduction to revenue unless the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company's products and the Company can reasonably estimate the fair value of the benefit received. If those conditions are met, the Company records consideration given to customers as an expense. The Company has determined that its rebate program does not meet the criteria to be recorded as expense and, as a result, rebate amounts are recorded as a reduction of revenue. The Company's cooperative marketing programs have been determined to meet the criteria to be recorded as an operating expense; the Company includes such costs in selling and marketing expense.

Accounts receivable allowances include an allowance for bad debts as well as the sales allowances referred to above for expected future product returns, rebates and credits.

The Company records as revenue all amounts billed to customers for shipping and handling cost and records its actual shipping costs as a component of cost of revenues. The Company records reimbursements received from customers for out-of-pocket expenses as revenue, with offsetting costs recorded as cost of revenues.

In some customer arrangements, the Company is able to invoice the customer under a billing plan in advance of providing services or maintenance and support. In these instances, the Company records invoiced amounts and cash payments received prior to revenue recognition as deferred revenue.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the straight-line method over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software on an ongoing basis, relying on a number of business and economic factors.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock shares, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive and is excluded from calculations of diluted net loss per common share. For periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net income per common share (see Note
P).

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

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with options issued at below fair market value as well as restricted stock upon the cancellation of such options or shares for terminated employees. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions SFAS No. 123 to stock-based employee awards. (See Note K for additional disclosure).

                                              For the Year Ended December 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ----------   ----------   ----------

 Net income (loss) as reported                 $2,999     ($38,147)    ($56,349)

 Add: Stock-based employee compensation
 expense included in reported net
 income (loss)                                    288          764           -

 Deduct: Total stock-based employee
 compensation expense determined under
 fair-value-based method for all awards       (11,469)     (13,459)     (12,023)
                                            ----------   ----------   ----------

 Pro forma net income (loss)                  ($8,182)    ($50,842)    ($68,372)
                                            ==========   ==========   ==========
 Income (loss) per common share:
  Basic-as reported                             $0.11       ($1.49)      ($2.28)
                                            ==========   ==========   ==========

  Basic-pro forma                              ($0.31)      ($1.99)      ($2.77)
                                            ==========   ==========   ==========

  Diluted-as reported                           $0.11       ($1.49)      ($2.28)
                                            ==========   ==========   ==========

  Diluted-pro forma                            ($0.30)      ($1.99)      ($2.77)
                                            ==========   ==========   ==========

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted the provisions of SFAS 146, as permitted, in connection with charges taken for losses on vacated space recorded in December 2002, and the adoption did not have a material impact on the amount of the charge or, as such, on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure." This Statement amends SAFS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value-based method of accounting for stock-based employee awards in 2002, the adoption of SFAS No. 148 did not have any impact on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002; the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material effect on our consolidated financial statements.

In December 2002, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. The Company does not expect the adoption of FIN 46 will have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but believes that the Company's multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 will not be applicable to the Company.

C.    MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2002 and 2001 are as follows (in thousands):


                                                            Gross Unrealized      Fair
                                                 Cost        Gains (Losses)       Value
                                              -----------   ----------------   -----------
               2002
               ----
Government and government agency obligations     $26,890               ($30)      $26,860


               2001
               ----
Government and government agency obligations     $27,337                $11       $27,348


All federal, state and municipal obligations held at December 31, 2002 and 2001 mature within one year. The Company calculates realized gains and losses on a specific identification basis. Except for the investment discussed below, realized gains and losses from the sale of marketable securities were immaterial for the years ended December 31, 2002, 2001 and 2000.

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

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                             December 31,
                                       --------------------------
                                         2002             2001
                                       ---------        ---------
             Raw materials              $13,402          $13,043
             Work in process              2,697            2,553
             Finished goods              21,948            6,094
                                       ---------        ---------
                                        $38,047          $21,690
                                       =========        =========

As of December 31, 2002 and 2001, the finished goods inventory included deferred costs of $8.6 million and $1.5 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

E.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                          December 31,
                                                    Depreciable      ---------------------
                                                       Life            2002         2001
                                                    ----------       --------     --------
  Computer and video equipment and software         2 to 5 years      $75,460      $92,573
  Office equipment                                  3 years             6,925        6,174
  Furniture and fixtures                            3 years             5,960        9,289
  Leasehold improvements                            3 to 10 years      20,195       24,544
                                                                     --------     --------
                                                                      108,540      132,580
  Less  accumulated  depreciation and amortization                     82,809      105,416
                                                                     --------     --------
                                                                      $25,731      $27,164
                                                                     ========     ========

Depreciation and amortization expense related to property and equipment was $11.6 million, $15.6 million and $17.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company wrote off fully depreciated assets with gross values of $42.4 million and $3.0 million in 2002 and 2001, respectively.

Included in Computer and video equipment and software is equipment purchased under capital leases of approximately $1.9 million, with no accumulated amortization.

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

As a result of the purchase price allocation, $216.0 million was recorded as the value of intangible assets including work force, trade name and goodwill. The intangible assets were amortized over periods ranging from two to three years, resulting in amortization expense of $28.4 million and $66.5 million in 2001 and 2000, respectively. As of December 31, 2001, these intangible assets were fully amortized.

At the date of acquisition, the Company recorded the value of the Avid Options issued to retained employees as purchase consideration on the balance sheet. As agreed with the seller, the value of the note payable to the seller was increased by $39.71 for each share underlying options that became forfeited by employees. As these options became vested, additional paid-in capital was increased or, alternatively, as the options were forfeited, the note payable to the seller was increased, with purchase consideration being reduced by a corresponding amount in either case. Increases recorded to the note were approximately $0.1 million and $3.2 million in 2001 and 2000, respectively. Increases recorded to additional paid-in capital were approximately $5.5 million and $14.9 million in 2001 and 2000, respectively. The Avid options were fully vested or forfeited as of December 31, 2001. In February 2002, the Company made a payment to Microsoft of approximately $13.0 million in full satisfaction of the Company's outstanding note.

iNews, LLC

In January 1999, Avid and Tektronix, Inc. established a 50/50 owned and funded newsroom computer system joint venture, AvStar Systems LLC ("AvStar"). The joint venture was dedicated to providing the next generation of newsroom computer systems products by combining both companies' newsroom computer systems technology. In September 1999, Tektronix transferred its interest in AvStar to a third party, The Grass Valley Group, Inc. The Company's investment in the joint venture was being accounted for under the equity method of accounting. The Company's initial contribution to the joint venture was approximately $2.0 million, consisting of $1.5 million of cash and $0.5 million of fixed assets and inventory. The pro rata share of earnings of the joint venture recorded by the Company during 2001 and 2000 was approximately $1.1 million and $0.9 million, respectively. Since September 2000, AvStar has been doing business as iNews, LLC ("iNews").

In January 2001, the Company acquired The Grass Valley Group's 50% interest in iNews for approximately $6.0 million in cash. This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company. The purchase price of $6.0 million was allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. Identifiable intangible assets are being amortized on a straight-line basis over a three-year period. The Company recorded amortization on these intangibles of $0.8 million and $1.6 million in 2002 and 2001, respectively. On January 1, 2002, the remaining balance of work force of $1.1 million was reclassified to goodwill in connection with the Company's adoption of SFAS 142 and is not subject to further periodic amortization. This goodwill has been allocated to the Company's Video segment.

The following table presents unaudited pro forma results as if Avid and iNews had been combined as of the beginning of the period presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or of results that actually would have occurred had Avid and iNews been a combined company for the year ended December 31, 2000:

                                                  Pro Forma Unaudited
                                               (in thousands, except per
                                                    share amounts)

Net revenue                                             $495,666
                                                      ===========
Net loss                                                ($55,001)
                                                      ===========
Net loss per common share - basic and diluted             ($2.23)
                                                      ===========
Weighted average common shares outstanding -
 basic and diluted                                        24,683
                                                      ===========

The Motion Factory and Pluto Technologies

During the second and third quarters of 2000, the Company acquired selected assets and liabilities of two companies, The Motion Factory, Inc. ("TMF") and Pluto Technologies International Inc. ("Pluto"), for cash payments totaling approximately $2.0 million and guaranteed future bonus payments of $0.3 million. TMF specialized in applications for the creation, delivery and playback of interactive, rich 3-D media for character-driven games and the Internet. Pluto was a provider of video storage and networking solutions for broadcast news, post-production and other bandwith-intensive markets. The business combinations were accounted for using the purchase method of accounting. Accordingly, the fair market values of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition dates, and the results of operations of TMF and Pluto have been included in the Company's financial statements thereafter. The purchase prices, aggregating $2.3 million, were allocated to net tangible assets of $0.1 million, completed technologies of $1.2 million and acquired work force of $1.0 million. The intangible assets of Pluto were fully amortized, on a straight-line basis, as of December 31, 2001.

The identifiable intangible assets of TMF are being amortized on a straight-line basis through 2004. The Company recorded amortization expenses of $1.2 million, $1.2 million and $0.3 million during 2002, 2001 and 2000, respectively, related to these acquisitions.

Pro forma results of operations for the year ended December 31, 2000 assuming Avid, TMF and Pluto had been combined as of January 1, 2000 would not differ materially from reported results.

As part of the TMF purchase agreement, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $10.0 million, dependent upon future revenues and/or gross margin levels through December 2004 of products including technologies acquired from TMF. There were no contingent payments owed or paid as of December 31, 2002. Any future contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the intangible assets.

iKnowledge, Inc.

During the fourth quarter of 2002, the Company acquired selected assets of iKnowledge, Inc. for a cash payment of $0.4 million. iKnowledge developed next generation media asset management and distribution technology. Avid is currently integrating iKnowledge applications for broadcast and media asset management into its Avid Unity and Avid Unity for News product lines. Substantially all of the $0.4 million purchase price was allocated to completed technologies, which are being amortized on a straight-line basis through September 2005. Accumulated amortization totaled approximately $35,000 at December 31, 2002. As part of the purchase agreement, the Company may be required to make certain contingent cash payments, dependent upon the future revenues of the products acquired from iKnowledge, through December 2004. Any future contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the original intangible assets. As of December 31, 2002, contingent payments owed were immaterial. The Company's pro forma statements of operations prior to the acquisition would not differ materially from reported results.

As a result of the acquisitions described above, identifiable intangible assets consisted of the following (in thousands):

                            December 31, 2002            December 31, 2001
                        -------------------------     -------------------------
                                     Accumulated                   Accumulated
                           Cost      Amortization        Cost      Amortization
                        ----------   ------------     ----------   ------------
Completed technology       $3,701         $2,188         $3,698         $1,414
Work force                                                2,845          1,704
                        ----------   ------------     ----------   ------------
                           $3,701         $2,188         $6,543         $3,118
                        ==========   ============     ==========   ============

The Company expects amortization of these intangible assets to be approximately $1.2 million during 2003, $0.3 million during 2004 and $0.1 million during 2005.

The following summary reflects the pro forma results of operations as if SFAS 142 had been retroactively applied as of January 1, 2000 (in thousands, except per share amounts):
                                               For the Year Ended December 31,
                                             -----------------------------------
                                                2002         2001         2000
                                             ---------   ----------   ----------

 Reported net income (loss)                    $2,999     ($38,147)    ($56,349)
  Goodwill amortization, net of tax                         23,061       39,649
  Amortization of work force, net of tax                     3,313        2,776
                                             ---------   ----------   ----------
 Pro forma net income (loss)                   $2,999     ($11,773)    ($13,924)
                                             =========   ==========   ==========

 Basic net income (loss) per common share:
  As reported                                   $0.11       ($1.49)      ($2.28)

  Pro forma                                     $0.11       ($0.46)      ($0.56)
  Weighted average common shares
    Outstanding - basic                        26,306       25,609       24,683

 Diluted net income (loss) per common share:
  As reported                                   $0.11       ($1.49)      ($2.28)

  Pro forma                                     $0.11       ($0.46)      ($0.56)
  Weighted average common shares
    Outstanding - diluted                      26,860       25,609       24,683


Rocket Network

During the first quarter of 2000, the Company acquired for $2.1 million a non-controlling interest in the unregistered capital stock of Rocket Network, Inc. ("Rocket"), a provider of Internet recording studios which allow audio professionals to collaborate over the Internet. This investment was accounted for under the cost method. Additionally, in connection with a technology development services agreement with Rocket, the Company received warrants to acquire additional shares, of which 50% were exercisable at date of grant and 50% are exercisable upon the achievement of certain joint development milestones. The warrants were deemed by Avid to have an immaterial value as of date of grant and, as of December 31, 2002, 2001 and 2000, and were not recorded. If the warrants are exercised, the Company's ownership interest in Rocket will be less than twenty percent. At December 31, 2002 and 2001, the carrying value of this investment was $0 and $1.0 million, respectively.

G.    INCOME TAXES

Loss before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                 2002         2001         2000
                                              ----------   ----------   ----------
Profit (loss) before income taxes:
   United States                                 $7,288     ($25,103)    ($54,810)
   Foreign                                       (2,589)     (10,244)       3,461
                                              ----------   ----------   ----------
   Total profit (loss) before income taxes       $4,699     ($35,347)    ($51,349)
                                              ==========   ==========   ==========

 Provisions for (benefit from) income taxes:
   Current tax expense (benefit):
    Federal                                       ($459)        $200
    Foreign                                       1,927        2,729       $4,912
    State                                           200          200          148
                                              ----------   ----------   ----------
   Total current tax expense (benefit)            1,668        3,129        5,060

   Deferred tax expense (benefit):
    Federal
    Foreign                                          32         (329)         (60)
    State
                                              ----------   ----------   ----------
   Total deferred tax expense (benefit)              32         (329)         (60)
                                              ----------   ----------   ----------
   Total income tax provision                    $1,700       $2,800       $5,000
                                              ==========   ==========   ==========

Net cash payments or (refunds) for income taxes in 2002, 2001 and 2000 were approximately $3.9 million, $2.4 million and ($1.3 million), respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $4.8 million at December 31, 2002.

Net deferred tax assets are comprised of the following (in thousands):

                                                             December 31,
                                                      --------------------------
                                                          2002           2001
                                                      -----------   ------------
 Tax credit and net operating loss carryforwards         $39,923        $43,278
 Allowances for bad debts                                    961          1,295
 Difference in accounting for:
    Revenue                                                5,667          4,504
    Costs and expenses                                    13,435         11,322
    Inventories                                            2,958          2,528
    Intangible assets                                     60,844         66,589
 Foreign related items                                     5,098          4,327
 Other                                                    (1,733)        (1,720)
                                                      -----------   ------------
 Net deferred tax assets before valuation allowance      127,153        132,123
 Valuation allowance                                    (126,490)      (131,428)
                                                     ------------   ------------
 Net deferred tax assets after valuation allowance          $663           $695
                                                     ============   ============

Deferred tax assets reflect the net tax effects of the tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income.

For U.S. Federal income tax purposes at December 31, 2002, the Company has tax credit carryforwards of approximately $21.3 million, which will expire between 2003 and 2021, and a net operating loss carryforward of approximately $49.0 million, which will expire in 2019 and 2021. Based on the level of the deferred tax assets as of December 31, 2002 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance. Accordingly, a valuation allowance of approximately $118.1 million has been established against the U.S.-related deferred tax assets. In the event that the related tax benefit is realized, such benefit will reduce future provisions for income taxes. In addition, a valuation allowance of $3.9 million has been established for U.S. tax return carryforwards resulting from stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

For foreign income tax purposes at December 31, 2002, the Company has a net operating loss carryforward of approximately $37.8 million, which can be carried forward indefinitely. Due to the similar uncertainty regarding the realization of this asset, the Company has established a valuation allowance of approximately $4.5 million which relates to this entire carryforward amount and a portion of other foreign deferred tax assets. The net deferred tax assets of $0.7 million at December 31, 2002 and 2001 are related to foreign deferred tax assets deemed realizable in certain jurisdictions.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                 2002        2001        2000
                                              ---------   ----------   ---------
  Statutory rate                                    35%        (35%)       (35%)

  Tax credits                                      (69)          (9)         (4)
  Foreign operations                                65            9           5
  State taxes, net of federal benefit               12            1          (3)
                                              ---------   ----------   ---------

  Effective tax rate before valuation allowance     43          (34)        (37)

  Increase (decrease) in valuation allowance        (7)          42          47
                                              ---------   ----------   ---------
  Effective tax rate                                36%           8%         10%
                                              =========   ==========   =========

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. There was no Irish tax benefit realized in 2002, 2001 and 2000 due to losses recorded for the Irish manufacturing operations during those years.

H.    LONG-TERM DEBT AND OTHER LIABILITIES

Subordinated Note

In connection with the acquisition of Softimage from Microsoft Corporation ("Microsoft") in 1998, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, was due on June 15, 2003. The Note bore interest at 9.5% per year, payable quarterly. Through December 31, 2001, the Note had been increased by approximately $16.0 million for forfeited Avid stock options. During 1999, Avid made a principal payment of $8.0 million. In February 2002, Avid made a payment of approximately $13.0 million in full satisfaction of the outstanding Note to Microsoft. The Company also made cash interest payments of $20,000, $1.2 million, and $1.1 million during 2002, 2001 and 2000, respectively.

Capital Leases

During 2002 and 2001, the Company entered into vendor-financed equipment leases at various interest rates (ranging from 5.3% to 8.7%) for certain information system purchases, which were assessed as operating leases for accounting purposes. In 2002, due to changes in certain of the agreements' terms, including consolidation of various lease schedules and an extension of the term, certain of these arrangements were determined to be capital leases for accounting purposes. As of December 31, 2002, future minimum lease payments under capital leases are due as follows (in thousands):

                                                Year
                                              --------
                                                 2003       $536
                                                 2004        498
                                                 2005        480
                                                 2006        307
                                                 2007        228
                                                        ---------
  Total minimum lease payments                             2,049
  Less amount representing interest                          181
                                                        ---------
  Present value of minimum lease payments                  1,868
  Less current portion                                       441
                                                        ---------
  Long-term portion of capital lease obligations          $1,427
                                                        =========

The current portion of these capital lease obligations is recorded in accrued expenses and other current liabilities at December 31, 2002.

I.    COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2002 are as follows (in thousands):

                                Year
                              ---------
                                  2003    $18,243
                                  2004     16,884
                                  2005     16,094
                                  2006     15,327
                                  2007     13,370
                              Thereafter   31,158
                                          --------
                              Total       $111,076
                                          ========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $15.0 million. Such amounts are not reflected in the schedule of minimum lease payments above.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have termination options, which if exercised by the Company, would result in a penalty of approximately $0.5 million in the aggregate. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The Company has a stand by letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease , the landlord would, as of December 31, 2002, be eligible to draw against this letter of credit to a maximum of $5.1 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of December 31, 2002, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating sub-leases, was approximately $14.3 million, $13.8 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total rent received from our operating sub-leases was approximately $3.3 million, $3.1 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Purchase Commitments

As of December 31, 2002, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $19.8 million.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2002 and 2001, Avid's maximum recourse exposure totaled approximately $15.8 million and $21.5 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met, and maintains a reserve for estimated losses under this recourse lease program based on historical default rates. To date, the Company has not experienced significant losses under this lease financing program.

Contingencies

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages and costs, and attorneys' fees. We believe that we have meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. The anti-trust claims against the Company and Tektronix were dismissed by the United States District Court for the District of California on March 23, 2001, and the remaining common law claim against Avid was dismissed by stipulation and court order on April 6, 2001. Glen Holly is appealing the lower court's decision. All briefing on the appeal has been completed. The United States Court of Appeals for the Ninth Circuit heard oral arguments on October 9, 2002, but has not yet issued its decision. Avid views the complaint and appeal as without merit and will continue to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

The Company also has agreements with certain of its executive officers providing that, upon any termination of employment without cause or for good reason (as defined in the agreement) within two years following a change in control of the Company, the officer will receive severance benefits of up to such officer's base salary plus the greater of (i) two times such officer's annual bonus and
(ii) two times such officer's target bonus award for the year in which termination occurred (grossed up to cover any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended). In addition, any unvested options and restricted stock then held by such officer will become immediately vested and exercisable in full.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have mitigated our exposure through the purchase of directors and officers insurance, which is intended to limit our exposure and enable us to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

From time to time, we provide indemnification provisions in agreements with our customers covering potential claims by third parties that Avid products infringe their intellectual property rights. Pursuant to these indemnification provisions, we agree to indemnify our customers for losses that they suffer or incur in connection with any valid U.S. patent or copyright infringement claim brought by a third party with respect to our products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is theoretically unlimited; however, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification provisions.
As a result, we believe the estimated fair value of these indemnification provisions is minimal.

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

Common Stock

In 2000, 1999 and 1997, the Company granted shares of restricted common stock to certain employees under Company stock option and award plans. The grants totaled 260,000 shares, 50,000 shares, and 347,200 shares, respectively. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The shares under the 1997 award vested (and restrictions lapsed) annually in 20% increments, and an additional 20% of the restricted stock became vested on May 1, 1998 due to the attainment of specific stock performance goals established by the Board of Directors. There were no unvested shares outstanding under the 1997 award as of December 31, 2001. The shares under the 1999 and 2000 awards vested 40% on the first anniversary and 60% on the second anniversary of the awards. There are no unvested shares outstanding under the 1999 award as of December 31, 2002. The Company initially recorded in 2000, 1999 and 1997, as a separate component of stockholders' equity, deferred compensation of approximately $3.2 million, $0.6 million and $9.1 million, respectively, with respect to this restricted stock. During 2000, the Company also completed a Stock Option Exchange Program whereby employees could request that certain outstanding stock options be exchanged for shares of restricted common stock according to specified exchange ratios. The Company granted 118,115 shares of restricted common stock in exchange for stock options to purchase 431,836 shares of common stock with exercise prices ranging from $9.44 to $45.25 per share. The new awards vest (and restrictions lapse) annually over three years from date of grant. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $1.4 million with respect to this restricted stock. The deferred compensation amounts for all restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value, which represents the purchase price paid by the holders, and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2002, 2001 and 2000, approximately $1.0 million, $2.7 million, and $2.2 million, respectively, was recorded as compensation expense under all of these plans.

During 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases were made in the open market or in privately negotiated transactions. During 2001, the Company repurchased approximately 232,000 shares at a cost of $4.1 million. As of December 31, 2002, there were no shares remaining authorized for repurchase. The Company purchased and used treasury shares for its employee stock plans.

The Company generally allows employees to satisfy any withholding tax obligation under certain award plans by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2002, 2001 and 2000, the Company received approximately 53,000 shares, 59,000 shares and 35,000 shares of its common stock for $0.5 million, $0.9 million and $0.5 million, respectively, in connection with these non-cash transactions.

Warrants

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000, at a price of $47.65 per share, and expires on August 3, 2008.

K.     STOCK PLANS

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended through February 25, 2002, authorizes the issuance of a maximum of 1,700,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2002, a maximum of 14,833,000 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 3,213,214 shares remain available for future grants. Shares available for future grants at December 31, 2002 are net of 633,431 shares that have been issued as grants of restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                                   2002                       2001                     2000
                                          -----------------------   -----------------------   -----------------------
                                                        Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                                          Price                     Price                     Price
                                            Shares      Per Share     Shares      Per Share     Shares      Per Share
                                          -----------   ---------   -----------   ---------   -----------   ---------
Options outstanding at January 1,          7,093,183      $14.34     7,056,233      $15.01     8,253,557      $15.95


Granted, at fair value                     1,289,187      $13.31     2,334,439      $13.00     2,743,191      $14.09
Granted, below fair value                                                                        145,000       $7.54
Exercised                                 (1,008,860)     $11.19      (544,920)      $7.96    (1,312,985)      $6.31
Canceled                                    (530,953)     $16.47    (1,752,569)     $17.21    (2,772,530)     $20.48
                                          -----------               -----------               -----------

Options outstanding at December 31,        6,842,557      $14.46     7,093,183      $14.34     7,056,233      $15.01
                                          ===========               ===========               ===========

Options exercisable at December 31,        4,308,706      $15.18     4,152,591      $14.87     3,445,350      $15.74
                                          ===========               ===========               ===========

Options available for future grant at
  December 31,                             3,213,214                 3,974,794                 3,364,838
                                          ===========               ===========               ===========

The following table summarizes information about stock options outstanding at December 31, 2002:

                         Options Outstanding                                    Options Exercisable
---------------------------------------------------------------------     ------------------------------
                                   Weighted-Average
                                      Remaining
     Range of           Number       Contractual      Weighted-Average       Number     Weighted-Average
 Exercise Prices     Outstanding        Life           Exercise Price     Exercisable    Exercise Price
------------------   -----------   ----------------   ---------------     -----------   ----------------
 $0.01 to $10.44        859,037               7.78             $7.76         427,306              $5.86
$10.49 to $11.88      1,238,643               6.93            $11.36       1,110,413             $11.39
$12.00 to $12.80      1,222,356               8.27            $12.74         479,587             $12.73
$12.81 to $14.50      1,458,529               8.38            $13.94         539,757             $13.77
$14.60 to $19.25      1,101,128               6.31            $16.82         819,977             $16.64
$19.34 to $45.25        962,864               5.49            $24.66         931,666             $24.79
                     -----------                                          ----------

 $0.01 to $45.25      6,842,557               7.28            $14.46       4,308,706             $15.18
                     ===========                                          ==========

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in Note B - "Summary of Significant Accounting Policies" as required under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

                                      Stock Options             Stock Purchase Plan
                                -------------------------    --------------------------
                                 2002    2001     2000        2002     2001     2000
                                -------------------------    --------------------------
 Expected dividend yield          0.0%    0.0%     0.0%        0.0%      0.0%    0.0%
 Risk-free interest rate          3.8%    4.3%     6.0%        3.8%      4.3%    6.0%
 Expected volatility             73.0%   77.0%    74.0%       73.0%     77.0%   74.0%
 Expected-life (in years)         3.44    3.49     3.05         0.5       0.5     0.5
 Weighted-average fair value
  of options granted             $6.94   $7.16    $7.35       $3.79     $4.89   $4.63


L.    EMPLOYEE BENEFIT AND PROFIT SHARING PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company's contribution to the plan is 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $1.5 million, $2.0 million and $1.6 million in 2002, 2001 and 2000, respectively.

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

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of approximately $1.1 million, $1.0 million and $1.5 million in 2002, 2001 and 2000, respectively.

Profit Sharing Plans

The Company has profit sharing plans that cover substantially all employees of the Company and its participating subsidiaries, other than those employees covered by other incentive plans. The plans provide that the Company contribute a varying percentage of salary based on the Company's achievement of performance goals set by management and the Board of Directors for each fiscal year.

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation Plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are made upon the earlier of the election of the employee or termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $0.7 million and $0.9 million as of December 31, 2002 and 2001, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

M.    RESTRUCTURING AND OTHER COSTS, NET

In December 2002, we recorded a charge of $3.3 million in connection with vacating excess space in our Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility for which a charge had previously been included in the 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002, and hiring real estate brokers to assist in finding subtenants.

The Company recorded the 2002 charge in accordance with the guidance of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations will be recorded through operating expenses.

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

The following table sets forth the activity in the restructuring and other costs accrual in 2000, 2001 and 2002 (in thousands):

                                           Employee        Facilities       Fixed
                                            Related          Related        Assets        Total
                                        ----------------------------------------------------------
Accrual balance at December 31, 1999         $4,421           $2,154         $541        $7,116

Cash payments made in 2000                   (3,987)            (761)                    (4,748)
Non-cash disposals                                                           (515)         (515)
Revisions of estimated liabilities              (35)              61          (26)
                                        ----------------------------------------------------------
Accrual balance at December 31, 2000            399            1,454            0         1,853

Restructuring charge in 2001                  7,396            2,625                     10,021
Cash payments made in 2001                   (6,196)            (588)                    (6,784)
Revisions of estimated liabilities             (128)             128
                                        ----------------------------------------------------------
Accrual balance at December 31, 2001          1,471            3,619            0         5,090

Charge for vacated facilities                                  2,812                      2,812
Cash payments made in 2002                   (1,201)            (743)                    (1,944)
Non-cash disposals                                            (1,030)                    (1,030)
Revisions of estimated liabilities              163              276                        439
                                        ----------------------------------------------------------
Accrual balance at December 31, 2002           $433           $4,934           $0        $5,367
                                        ==========================================================

The Company expects that the majority of the remaining $0.4 million employee-related accrual balance will be expended over the next 12 months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of the 1999 and 2001 restructuring actions and the 2002 change in estimate of prior restructuring charges. The leases extend through 2010 unless the Company is able to negotiate an earlier termination. The 2002 non-cash disposal of $1.0 million related to the write-off of certain leasehold improvements on property included in the 2001 restructuring and abandoned in the first quarter of 2002.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party, which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. The Company incurred and recorded a loss of approximately $2.0 million relating to the sale, including a reserve of $1.0 million for the Company's guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by Avid. Accordingly, in the quarter ended March 31, 2001, the Company recorded a credit of $1.0 million associated with the reversal of the reserve, which was included under the caption restructuring and other costs, net, where the charge was originally recorded. In addition, in each of the quarters ended June 30, 2002 and 2001, the Company received a payment of $0.3 million under the note received as partial consideration from the buyers of the Italian subsidiary. These payments were recorded as credits to restructuring and other costs, net, since the note was fully reserved when received. The June 2002 payment satisfied the loan balance in full. Also in 1999, in connection with the resignation of two executive officers, the Company incurred and recorded a charge of $2.9 million for the termination benefits as specified in the employment contracts of the officers. During 2001 and 2000, cash payments of approximately $0.8 million and $1.4 million were made and, at December 31, 2001, there was no remaining obligation. The excess of the original charge over actual cash payments of $0.5 million was recorded as a credit to restructuring and other costs, net, during 2001 when determined.

N.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principle markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio.

The Video and Film Editing and Effects segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. This segment includes the Media Composer family of products, which accounted for approximately 19%, 21% and 25% of our revenues in 2002, 2001 and 2000, respectively. Also within this segment are products that provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology. This technology enables users to simultaneously share and manage media assets throughout a project or organization. The Professional Audio segment produces digital audio systems for the professional audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 27%, 19% and 20% of our revenues in 2002, 2001 and 2000, respectively.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of restructuring and other costs, net and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated between segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. The current year presentation includes a refinement of the allocation between segments of some of these common costs, including in particular general and administrative expenses and information systems expenses. Prior year allocations have been changed to conform to the current year presentation. The segments are reported net of eliminations resulting from intersegment sales and transfers. The Company does not report segment assets as part of the assessment of segment performance; as such, segment asset information is not available.

The following is a summary of the Company's operations by reportable segment (in thousands):

                                             For the Year Ended December 31,
                                            ---------------------------------
                                              2002        2001        2000
                                            ---------   ---------   ---------
    Video and Film Editing and Effects:
        Net revenues                        $282,864    $323,286    $353,647
                                            =========   =========   =========
        Depreciation                          $9,006     $14,182     $16,219
                                            =========   =========   =========
        Operating loss                       ($6,804)    ($8,074)    ($9,649)
                                            =========   =========   =========
    Professional Audio:
        Net revenues                        $135,855    $111,352    $122,443
                                            =========   =========   =========
        Depreciation                          $2,610      $1,433      $1,174
                                            =========   =========   =========
        Operating income                     $15,361      $6,634     $21,442
                                            =========   =========   =========
    Combined Segments:
        Net revenues                        $418,719    $434,638    $476,090
                                            =========   =========   =========
        Depreciation                         $11,616     $15,615     $17,393
                                            =========   =========   =========
        Operating income (loss)               $8,557     ($1,440)    $11,793
                                            =========   =========   =========

The following table reconciles income (loss) for reportable segments to total consolidated amounts for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                             2002        2001        2000
                                                          ---------   ---------   ---------
  Total operating income (loss) for reportable segments     $8,557     ($1,440)    $11,793
  Unallocated amounts:
      Restructuring and other costs, net                    (2,923)     (8,268)
      Amortization of acquisition-related
       intangible assets                                    (1,153)    (31,168)    (66,872)
                                                          ---------   ---------   ---------
  Consolidated operating income (loss)                      $4,481    ($40,876)   ($55,079)
                                                          =========   =========   =========

The following table summarizes the Company's revenues and long-lived assets, excluding deferred tax assets, by country (in thousands):

                                           For the Year Ended December 31,
                                          ---------------------------------
                                            2002        2001        2000
                                          ---------   ---------   ---------
     Revenues:
      North America (U.S. and Canada)     $223,832    $227,824    $232,664
      Other countries                      194,887     206,814     243,426
                                          ---------   ---------   ---------
     Total revenues                       $418,719    $434,638    $476,090
                                          =========   =========   =========

                                                    December 31,
                                              -------------------------
                                                2002            2001
                                              ----------      ----------
     Long-lived assets:
      North America (U.S. and Canada)           $27,490         $29,556
      Other countries                             3,371           2,732
                                              ----------      ----------
     Total long-lived assets                    $30,861         $32,288
                                              ==========      ==========

The above categorization of revenue is based on the country in which the sales originate.

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

Forward-Exchange Contracts

As of December 31, 2002 and 2001, the Company had approximately $33.7 million and $37.1 million, respectively, of foreign currency forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Singapore dollars, Canadian dollars and Australian dollars, as a hedge against the foreign exchange exposure of certain forecasted third-party and intercompany receivables, payables and cash balances. The following table summarizes the Company's currency positions and approximate U.S. dollar equivalents (in thousands) at December 31, 2002. The Company is in a sell position with respect to the euro, Japanese yen, Canadian dollar and Australian dollar, and in a buy position with respect to the British pound and Singapore dollar:

                                                      Approximate
                         Local Currency Amount   U.S. Dollar Equivalent
                         ---------------------   ----------------------
    euro                         19,200                    $20,070
    Japanese yen              1,041,000                      8,812
    Canadian dollar               3,000                      1,894
    Singapore dollar              2,400                      1,382
    British pound                   820                      1,316
    Australian dollar               370                        208
                                                           --------
                                                           $33,682
                                                           ========

The forward-exchange contracts generally have maturities of one month. Net realized and unrealized gains (losses) of approximately $0.5 million, $1.8 million and ($0.9) million resulting from forward-exchange contracts were included in results of operations for the years ended December 31, 2002, 2001 and 2000, respectively.

P.    NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                                         For the Year Ended December 31,
                                                        ---------------------------------
                                                          2002        2001        2000
                                                        ---------   ---------   ---------
  Net income (loss)                                       $2,999    ($38,147)   ($56,349)
                                                        =========   =========   =========

  Weighted average common shares outstanding - basic      26,306      25,609      24,683
  Weighted average potential common stock                    554
                                                        ---------   ---------   ---------
  Weighted average common shares outstanding - diluted    26,860      25,609      24,683
                                                        =========   =========   =========

  Net income (loss) per common share - basic               $0.11      ($1.49)     ($2.28)
  Net income (loss) per common share - diluted             $0.11      ($1.49)     ($2.28)

  Common stock options and warrants that were
  considered anti-dilutive securities and
  excluded from the diluted net income (loss)
  per share calculations were as follows, on a
  weighted-average basis:                                  6,325       5,994       5,893


Q.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of iKnowledge in 2002, iNews in 2001 and TMF and Pluto in 2000.
                                          Year Ended December 31,
                                      ------------------------------
                                        2002       2001       2000
                                      --------   --------   --------
    Fair value of:
     Assets acquired and goodwill        $425    $10,734     $2,802
     Liabilities assumed                          (4,734)      (812)
                                      --------   --------   --------
    Cash paid                             425      6,000      1,990
    Less: cash acquired                             (561)
                                      --------   --------   --------
    Net cash paid for acquisition        $425     $5,439     $1,990
                                      ========   ========   ========

In addition, during 2002, the Company acquired equipment under capital leases totaling approximately $1.9 million.

R.    QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                           Quarters Ended
                                       ---------------------------------------------------------------------------------------------
                                                         2002                                            2001
                                       --------------------------------------------    --------------------------------------------
                                        Dec. 31    Sept. 30     June 30     Mar. 31     Dec. 31    Sept. 30     June 30     Mar. 31
                                       --------------------------------------------    --------------------------------------------
Net revenues                           $112,784    $107,832    $106,094     $92,009    $104,790    $102,281    $109,434    $118,133
Cost of revenues                         53,708      53,222      52,591      47,715      53,099      50,444      53,516      56,513
                                       --------------------------------------------    --------------------------------------------
 Gross profit                            59,076      54,610      53,503      44,294      51,691      51,837      55,918      61,620
                                       --------------------------------------------    --------------------------------------------
Operating expenses:
 Research & development                  21,201      20,916      20,411      19,818      21,355      19,630      21,882      23,273
 Marketing & selling                     25,343      25,677      26,775      22,966      24,173      27,614      31,520      29,746
 General & administrative                 4,834       5,454       5,018       4,513       5,615       5,299       5,432       6,967
 Restructuring and other costs, net       3,250                    (327)                   (281)      8,303        (118)        364
 Amortization of acquisition-related
  intangible assets                         293         257         257         346         528       5,088      13,132      12,420
                                       ---------------------------------------------   ---------------------------------------------
  Total operating expenses               54,921      52,304      52,134      47,643      51,390      65,934      71,848      72,770
                                       ---------------------------------------------   ---------------------------------------------
Operating income (loss)                   4,155       2,306       1,369      (3,349)        301     (14,097)    (15,930)    (11,150)
Other income (expense), net                 411         259        (717)        265       1,533         605       1,895       1,496
                                       ---------------------------------------------   ---------------------------------------------
Income (loss) before income taxes         4,566       2,565         652      (3,084)      1,834     (13,492)    (14,035)     (9,654)
Provision for income taxes                  300         300         500         600         500         700         800         800
                                       ---------------------------------------------   ---------------------------------------------
Net income (loss)                        $4,266      $2,265        $152     ($3,384)     $1,334    ($14,192)   ($14,835)   ($10,454)
                                       =============================================   =============================================

Net income (loss) per share - basic       $0.16       $0.09       $0.01      ($0.14)      $0.05      ($0.55)     ($0.58)     ($0.41)
                                       =============================================   =============================================
Net income (loss) per share - diluted     $0.15       $0.09       $0.01      ($0.14)      $0.05      ($0.55)     ($0.58)     ($0.41)
                                       =============================================   =============================================
Weighted average common
 shares outstanding - basic              26,738      26,287      26,161      26,029      25,895      25,745      25,440      25,348
                                       =============================================   =============================================
Weighted average common
 shares outstanding - diluted            28,268      26,550      26,511      26,029      26,451      25,745      25,440      25,348
                                       =============================================   =============================================

High common stock price                  $23.47      $11.79      $13.95      $14.25      $13.10      $14.73      $17.50      $22.50
Low common stock price                    $8.26       $7.93       $7.25       $9.85       $6.50       $6.61      $10.62      $12.44


During the fourth quarter of 2002, the Company recorded charges for restructuring and other costs of $3.3 million associated with certain lease obligations (see Note M).

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions, marketing expenditures, promotional programs, and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its products and customer mix and the level of competition which it experiences. Quarterly sales and operating results generally depend on the volume and timing of orders received and recognized as revenue during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 (the "2003 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2003 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.
The disclosures required for securities authorized for issuance under equity compensation plans are contained in the Company's 2003 Proxy Statement under the caption "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to Avid, including our consolidated subsidiaries, is made known to management on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal controls structure and our disclosure controls and procedures. We believe our existing controls and procedures are adequate to enable us to comply with our disclosure obligations. We also established a disclosure committee, which consists of members of the Company's senior management, as well as financial and legal professionals employed by the Company.

Changes in Controls and Procedures. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:
        - Report of Independent Accountants
        - Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
        - Consolidated Balance Sheets as of December 31, 2002 and 2001
        - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
        - Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
       -  Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included in Item
15(d):

         Schedule II  -  Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Company's 2003 Proxy Statement under the caption "Independent Accountant's Fees and Other Matters" and is incorporated herein by reference.

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

#10.45 Executive Employment Agreement by and between the Company and David A.
      Krall, dated as of July 24, 2002.

#10.46 Executive Employment Agreementby and between the Company and Joseph
      Bentivegna, dated as of July 24, 2002.

#10.47 Executive Employment Agreement by and between the Company and Ethan E.
      Jacks, dated as of July 24, 2002.

#10.48 Executive Employment Agreement by and between the Company and David
      Lebolt, dated as of July 24, 2002.

#10.49 Executive Employment Agreement by and between the Company and Paul
      Milbury, dated as of July 24, 2002.

#10.50 Executive Employment Agreement by and between the Company and Michael
      Rockwell, dated as of July 24, 2002.

#10.51 Executive Employment Agreement by and between the Company and Ann C.
      Smith, dated as of July 24, 2002.

#10.52 Executive Employment Agreement by and between the Company and Charles L.
      Smith, dated as of July 24, 2002.

#10.53 Change-in-Control Agreement by and between the Company and David A.
      Krall, dated as of July 24, 2002.

#10.54 Change-in-Control Agreement by and between the Company and Joseph
      Bentivegna, dated as of July 24, 2002.

#10.55 Change-in-Control Agreement by and between the Company and Ethan E.
      Jacks, dated as of July 24, 2002.

#10.56 Change-in-Control Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

#10.57 Change-in-Control Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

#10.58 Change-in-Control Agreement by and between the Company and Michael
      Rockwell, dated as of July 24, 2002.

#10.60 Change-in-Control Agreement by and between the Company and Charles L.
      Smith, dated as of July 24, 2002.

*21   Subsidiaries of the Registrant.

*23.1 Consent of PricewaterhouseCoopers LLP.

99.1  Statement Pursuant to 18 U.S.C.ss.1350, dated as of March 28, 2003

99.2  Statement Pursuant to 18 U.S.C.ss.1350, dated as of March 28, 2003

--------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 15(a)3.

(b) REPORTS ON FORM 8-K

We filed no Current Reports on Form 8-K for the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:  /s/ David A. Krall
     --------------------------
     David A. Krall
     President and Chief Executive Officer
     (Principal Executive Officer)

Date: March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David A. Krall      By: /s/ Paul J. Milbury     By: /s/ Carol L. Reid
    --------------------    ------------------------    ------------------------
    David A. Krall          Paul J. Milbury             Carol L. Reid
    President and Chief     Chief Financial Officer     Vice President and
    Executive Officer       (Principal Financial        Corporate Controller
    (Principal Executive    Officer)                    (Principal Accounting
    Officer)                                            Officer)


Date: March 28, 2003        Date:  March 28, 2003       Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      NAME                           TITLE                      DATE
      ----                           -----                      ----

 /s/ Charles T. Brumback           Director                 March 24, 2003
 -------------------------
 Charles T. Brumback

 /s/ John Guttag                   Director                 March 20, 2003
 -------------------------
 John Guttag

 /s/ Robert M. Halperin            Director                 March 27, 2003
 -------------------------
 Robert M. Halperin

 /s/ Nancy Hawthorne               Director                 March 26, 2003
 -------------------------
 Nancy Hawthorne

 /s/ David A. Krall                Director                 March 28, 2003
 -------------------------
 David A. Krall

 /s/ Pamela F. Lenehan             Director                 March 20, 2003
 -------------------------
 Pamela F. Lenehan

 /s/ William J. Warner             Director                 March 26, 2003
 -------------------------
 William J. Warner

                                  CERTIFICATION

   I, David A. Krall, certify that:

   1. I have reviewed this annual report on Form 10-K of Avid Technology, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                       /s/ David A. Krall
                                       -----------------------
                                       David A. Krall
                                       President and Chief Executive Officer
                                       (principal executive officer)

                                  CERTIFICATION

   I, Paul J. Milbury, certify that:

   1. I have reviewed this annual report on Form 10-K of Avid Technology, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                      /s/ Paul J. Milbury
                                      ----------------------
                                      Paul J. Milbury
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                   ITEM 15(d)

                          FINANCIAL STATEMENT SCHEDULE

                              AVID TECHNOLOGY, INC.
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS Years
                     ended December 31, 2002, 2001 and 2000
                                 (in thousands)



                                                        Additions
                                                 -----------------------
                                   Balance at    Charged to   Charged to                Balance at
                                  beginning of   costs and      other                     end of
         Description                period        expenses     accounts    Deductions     period
--------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
          December 31, 2002           $8,566         $534                  ($2,863)(a)     $6,237

          December 31, 2001            9,806          619                   (1,859)(a)      8,566

          December 31, 2000            7,397        4,350                   (1,941)(a)      9,806

Sales returns and allowances
          December 31, 2002           $2,931                  $9,481(b)    ($8,035)(c)     $4,377

          December 31, 2001            1,578                   9,086(b)     (7,733)(c)      2,931

          December 31, 2000            1,557                   6,465(b)     (6,444)(c)      1,578

Allowance for transactions with recourse
          December 31, 2002           $3,862         $539       $471(b)    ($1,568)(d)     $3,304

          December 31, 2001            5,026        1,016      1,090(b)     (3,270)(d)      3,862

          December 31, 2000            3,923        1,744      2,079(b)     (2,720)(d)      5,026

Deferred tax asset valuation allowance
          December 31, 2002         $131,428        ($303)    ($4,635)(e)                $126,490

          December 31, 2001          115,962       14,733         733                     131,428

          December 31, 2000           90,637       24,177       1,148                     115,962

(a) Amount represents write-offs, net of recoveries.
(b) Provisions for sales returns, volume rebates and a portion of the provision for transactions with recourse are charged directly against revenue.
(c) Amount represents credits for returns, volume rebates and promotions.
(d) Amount represents defaults, net of recoveries.
(e) Amount represents tax return to accrual adjustments.

                                Index to Exhibits

Exhibit No.                       Description
-------------------------------------------------------------------------------

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

#10.45 Executive Employment Agreement by and between the Company and David A.
      Krall, dated as of July 24, 2002.

#10.46 Executive Employment Agreementby and between the Company and Joseph
      Bentivegna, dated as of July 24, 2002.

#10.47 Executive Employment Agreement by and between the Company and Ethan E.
      Jacks, dated as of July 24, 2002.

#10.48 Executive Employment Agreement by and between the Company and David
      Lebolt, dated as of July 24, 2002.

#10.49 Executive Employment Agreement by and between the Company and Paul
      Milbury, dated as of July 24, 2002.

#10.50 Executive Employment Agreement by and between the Company and Michael
      Rockwell, dated as of July 24, 2002.

#10.51 Executive Employment Agreement by and between the Company and Ann C.
      Smith, dated as of July 24, 2002.

#10.52 Executive Employment Agreement by and between the Company and Charles L.
      Smith, dated as of July 24, 2002.

#10.53 Change-in-Control Agreement by and between the Company and David A.
      Krall, dated as of July 24, 2002.

#10.54 Change-in-Control Agreement by and between the Company and Joseph
      Bentivegna, dated as of July 24, 2002.

#10.55 Change-in-Control Agreement by and between the Company and Ethan E.
      Jacks, dated as of July 24, 2002.

#10.56 Change-in-Control Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

#10.57 Change-in-Control Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

#10.58 Change-in-Control Agreement by and between the Company and Michael
      Rockwell, dated as of July 24, 2002.

#10.60 Change-in-Control Agreement by and between the Company and Charles L.
      Smith, dated as of July 24, 2002.

*21   Subsidiaries of the Registrant.

*23.1 Consent of PricewaterhouseCoopers LLP.

99.1  Statement Pursuant to 18 U.S.C.ss.1350, dated as of March 28, 2003

99.2  Statement Pursuant to 18 U.S.C.ss.1350, dated as of March 28, 2003


------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 15(a)3.

             SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 2002
             ------------------------------------------------------

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