Form 10-Q
period 2003-03-31
AVID TECHNOLOGY INC
filed 2003-05-14
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                            May 14, 2003





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:    Avid Technology, Inc.
                      File No. 0-21174
                      Quarterly Report on Form 10-Q
                      -----------------------------

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2003.

        This filing is being effected by direct transmission to the Commission's EDGAR System.

                                            Very truly yours,


                                            /s/ Ethan E. Jacks


                                            Ethan E. Jacks
                                            Chief Legal Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2003

                                  --------------

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of May 6, 2003 was 28,300,873.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----


PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)
        for the three months ended March 31, 2003 and 2002 .................1

    b)  Condensed Consolidated Balance Sheets as of
        March 31, 2003 (unaudited) and December 31, 2002....................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2003 and 2002 .................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................10

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.....20

ITEM 4.      Controls and Procedures........................................21

PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K...............................22

Signatures..................................................................23

CERTIFICATION...............................................................24

EXHIBIT INDEX...............................................................26

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                            Three Months Ended March 31,
                                                          ---------------------------------
                                                              2003                 2002
                                                          -------------        -------------

Net revenues                                                  $112,177              $92,009
Cost of revenues                                                52,227               47,715
                                                          -------------        -------------
 Gross profit                                                   59,950               44,294
                                                          -------------        -------------

Operating expenses:
 Research and development                                       21,699               19,818
 Marketing and selling                                          25,264               22,966
 General and administrative                                      5,345                4,513
 Restructuring and other costs, net                              1,783
 Amortization of intangible assets                                 293                  346
                                                          -------------        -------------
  Total operating expenses                                      54,384               47,643
                                                          -------------        -------------

Operating income (loss)                                          5,566              (3,349)

Other income, net                                                  231                 265
                                                          -------------        -------------
Income (loss) before income taxes                                5,797              (3,084)

Provision for income taxes                                         300                 600
                                                          -------------        -------------

Net income (loss)                                               $5,497             ($3,684)
                                                          =============        =============

Net income (loss) per common share - basic                       $0.20              ($0.14)
                                                          =============        =============

Net income (loss) per common share - diluted                     $0.18              ($0.14)
                                                          =============        =============

Weighted average common shares outstanding - basic              27,604              26,029
                                                          =============        =============

Weighted average common shares outstanding - diluted            29,860              26,029
                                                          =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       March 31,       December 31,
                                                         2003              2002
                                                     -------------     -------------
                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                $74,837           $62,174
 Marketable securities                                     31,367            26,860
 Accounts receivable, net of allowances
  of $10,246 and $10,614 at March 31, 2003
  and December 31, 2002, respectively                      68,386            65,942
 Inventories                                               34,870            38,047
 Deferred tax assets, net                                     652               663
 Prepaid expenses                                           7,242             4,515
 Other current assets                                       6,943             6,741
                                                     -------------     -------------
  Total current assets                                    224,297           204,942

Property and equipment, net                                24,916            25,731
Intangible assets, net                                      1,227             1,513
Goodwill                                                    1,087             1,087
Other assets                                                2,598             2,530
                                                     -------------     -------------
  Total assets                                           $254,125          $235,803
                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $17,515           $24,297
 Accrued compensation and benefits                         13,880            13,425
 Accrued expenses and other current liabilities            28,760            28,730
 Income taxes payable                                       8,848             8,877
 Deferred revenues                                         46,809            35,483
                                                     -------------     -------------
  Total current liabilities                               115,812           110,812

Long-term obligations under capital leases                  1,088             1,427

Contingencies (Note 5)

Stockholders' equity:
 Preferred stock
 Common stock                                                 279               273
 Additional paid-in capital                               371,293           364,481
 Accumulated deficit                                     (229,868)         (235,365)
 Deferred compensation                                       (129)             (216)
 Accumulated other comprehensive loss                      (4,350)           (5,609)
                                                     -------------     -------------
  Total stockholders' equity                              137,225           123,564
                                                     -------------     -------------
  Total liabilities and stockholders' equity             $254,125          $235,803
                                                     =============     =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       2003             2002
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $5,497          ($3,684)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                         3,086            3,612
   Provision for doubtful accounts                                         194
   Compensation expense from stock grants and options                       87              517
   Equity in (income) loss of non-consolidated companies                    16              (52)
   Changes in operating assets and liabilities:
    Accounts receivable                                                 (2,406)            (346)
    Inventories                                                          3,152           (3,298)
    Prepaid expenses and other current assets                           (2,848)            (807)
    Accounts payable                                                    (6,715)           1,282
    Income taxes payable                                                   (61)          (1,425)
    Accrued expenses, compensation and benefits and other
     current liabilities                                                    86           (5,520)
    Deferred revenues                                                   11,347            5,082
-------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    11,435           (4,639)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                    (1,874)          (3,222)
 Payments for other long-term assets                                      (147)
 Dividend from non-consolidated company                                                      59
 Payments for business acquisition                                          (7)
 Purchase of marketable securities                                      (6,254)         (12,219)
 Proceeds from sales of marketable securities                            2,862           14,893
-------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                  (5,420)            (489)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of short-term debt                                               (151)
 Payment on note issued in connection with acquisition                                  (13,020)
 Proceeds from issuance of common stock under employee stock plans       6,821            1,491
-------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     6,670          (11,529)
-------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents              (22)             (65)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    12,663          (16,722)
Cash and cash equivalents at beginning of period                        62,174           45,613
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $74,837          $28,891
=================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.      FINANCIAL INFORMATION
ITEM 1D.     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K, which included all information and footnotes necessary for such presentation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

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

2.  NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2003          2002
                                                         ----------   ----------

Net income (loss)                                           $5,497      ($3,684)
                                                         ==========   ==========

Weighted average common shares outstanding - basic          27,604       26,029
Weighted average potential common stock                      2,256
                                                         ----------   ----------
Weighted average common shares outstanding - diluted        29,860       26,029
                                                         ==========   ==========

Net income (loss) per common share - basic                   $0.20       ($0.14)
Net income (loss) per common share - diluted                 $0.18       ($0.14)

Common stock options and warrants that were considered
anti-dilutive securities and excluded from the diluted
net income (loss) per share calculations were as
follows, on a weighted-average basis:                        2,832        6,591

For the three months ended March 31, 2003 and 2002, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                            March 31,           December 31,
                              2003                  2002
                         ---------------       ---------------
Raw materials                   $13,321               $13,402
Work in process                   1,318                 2,697
Finished goods                   20,231                21,948
                         ---------------       ---------------
                                $34,870               $38,047
                         ===============       ===============

As of March 31, 2003 and December 31, 2002, the finished goods inventory included deferred costs of $11.7 million and $8.6 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized. During the three months ended March 31, 2003, in connection with an intercompany transfer of assets resulting from a change in its selling model in Japan, the Company recorded a charge to cost of revenues of $0.3 million related to prior year inventory transactions.

4.  ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant less the amount paid, if any, for the stock by the employee and is amortized over the period during which the restrictions lapse. The Company reverses deferred compensation associated with options issued at below fair market value as well as restricted stock upon the cancellation of such options or shares for terminated employees. The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee awards. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and income
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee awards (in thousands, except per share data).

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                   2003           2002
                                                ----------     ----------

Net income (loss) as reported                      $5,497        ($3,684)


Add:  Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                     15             93

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                         (3,301)        (2,953)
                                                ----------     ----------

Pro forma net income (loss)                        $2,211        ($6,544)
                                                ==========     ==========

Income (loss) per share:
  Basic-as reported                                 $0.20         ($0.14)
                                                ==========     ==========

  Basic-pro forma                                   $0.08         ($0.25)
                                                ==========     ==========

  Diluted-as reported                               $0.18         ($0.14)
                                                ==========     ==========

  Diluted-pro forma                                 $0.07         ($0.25)
                                                ==========     ==========

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

5.  CONTINGENCIES

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, the suit was transferred to the United States District Court for the Southern District of New York on motion by the Company. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages and costs, and attorneys' fees. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this loss contingency.

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

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties that Avid products infringe their intellectual property rights. Pursuant to these indemnification provisions, the Company agrees to indemnify customers for losses that they suffer or incur in connection with any valid U.S. patent or copyright infringement claim brought by a third party with respect to Avid products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

As permitted under Delaware law, Avid has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company has a stand by letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of March 31, 2003 be eligible to draw against this letter of credit to a maximum of $5.1 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of March 31, 2003, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2003 and December 31, 2002, Avid's maximum recourse exposure totaled approximately $16.4 million and $15.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met, and maintains a reserve for estimated losses under this recourse lease program based on historical default rates. To date, the Company has not experienced significant losses under this lease financing program.

Avid provides warranty on hardware sold through its Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio business, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on manufacturer's warranty. As of March 31, 2003, the Company's product warranty liability was approximately $1.1 million.

6.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income (loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (loss), (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                     2003         2002
                                                 -----------  -----------

Net income (loss)                                    $5,497      ($3,684)
Net changes in:
 Foreign currency translation adjustment              1,207         (465)
 Unrealized gains on securities                          52
                                                 -----------  -----------
Total comprehensive income (loss)                    $6,756      ($4,149)
                                                 ===========  ===========

7.  SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The Company does not track or report segment assets as part of the assessment of segment performance. The following is a summary of the Company's operations by reportable segment (in thousands):

                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                                 2003           2002
                                              ----------     ----------
  Video and Film Editing and Effects:
            Net revenues                        $79,339        $59,749
                                              ==========     ==========
            Operating income (loss)              $5,120        ($5,859)
                                              ==========     ==========
  Professional Audio:
            Net revenues                        $32,838        $32,260
                                              ==========     ==========
            Operating income                     $2,522         $2,856
                                              ==========     ==========
  Combined Segments:
            Net revenues                       $112,177        $92,009
                                              ==========     ==========
            Operating income (loss)              $7,642        ($3,003)
                                              ==========     ==========

The following table reconciles operating income (loss) for reportable segments to total consolidated amounts for the quarters ended March 31, 2003 and 2002 (in thousands):

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                                   2003           2002
                                                               ------------    ----------

  Total operating income (loss) for reportable segments             $7,642       ($3,003)
  Unallocated amounts:
     Amortization of acquisition-related intangible assets            (293)         (346)
     Restructuring and other costs, net                             (1,783)
                                                               ------------    ----------
  Consolidated operating income (loss)                              $5,566       ($3,349)
                                                               ============    ==========

8.  RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in our Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility for which a charge had previously been included in a 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002, and hiring real estate brokers to assist in finding subtenants.

In March 2003, the Company implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, the Company recorded a $1.8 million restructuring charge during the first quarter of 2003. The charge included $1.2 million for severance and related costs for terminated employees and $0.6 million for facility vacancy costs, including a $0.4 million non-cash charge relating to the disposition of leasehold improvements.

The Company recorded the December 2002 and March 2003 charges in accordance with the guidance of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated potential sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations will be recorded through operating expenses.

The following table sets forth the activity in the restructuring accrual accounts for the three months ended March 31, 2003 (in thousands):

                                           Employee      Facilities
                                           Related        Related           Total
                                         ------------   ------------   ------------
Accrual balance at December 31, 2002            $433         $4,934         $5,367

Restructuring charge                           1,177            641          1,818
Revisions of estimated liabilities               (35)                          (35)
Cash payments                                   (427)          (445)          (872)
                                         ------------   ------------   ------------
Accrual balance at March 31, 2003             $1,148         $5,130         $6,278
                                         ============   ============   ============

The Company expects that the majority of the remaining $1.1 million employee-related accrual balance will be expended over the next five months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on long-term leases of space vacated as part of the restructuring actions from 1999 through 2003. The leases extend through 2010 unless the Company is able to negotiate an earlier termination.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

10. SUBSEQUENT EVENT

In April 2003, Avid acquired the assets of Rocket Network, Inc., a developer of internet media collaboration and delivery products for audio and video media, for a cash payment of approximately $0.5 million.

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

        Make Media. We offer digital, non-linear video and film editing systems that enable customers to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. (Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially.) To complement these non-linear editing systems, Softimage, a subsidiary of Avid, develops a range of 3D and special effects software, which allows professionals in the video and film post-production and broadcast markets and other industries to create graphics and special effects for feature films, television shows, video games, advertising, and news programs. Our Professional Audio segment, Digidesign, offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

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

        Move Media. We offer products that allow our customers to distribute media over multiple platforms - including air, cable or satellite, or through the Internet. In addition, we provide technology for playback directly to air for broadcast television applications. As we believe that the Internet will eventually become a critical content distribution channel, many of our products support the broadcast of streaming Internet video.

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

        Net revenues increased 21.9% to $112.2 million in the quarter ended March 31, 2003 from $92.0 million in the same quarter of 2002. This increase primarily reflected increased demand across most product families in our Video and Film Editing and Effects ("Video") business driven in part by an increase in solution sales referenced above, although we did experience a decline in revenue from our Media Composer product family. Revenue from our Professional Audio ("Audio") segment increased slightly. Revenue from the combined segments includes a positive currency effect of approximately $5.2 million as compared to the quarter ended March 31, 2002 (assuming revenues for the quarter ended March 31, 2002 were expressed at current quarter exchange rates).

        Net revenues derived through indirect channels were approximately 79% and 82% of net revenue for each of the three-month periods ended March 31, 2003 and 2002, respectively.

        Sales in the Americas accounted for 55% of each of our first quarter 2003 and 2002 net revenues. Americas sales for the three months ended March 31, 2003 increased by $10.9 million or 21% compared to the same period in 2002. Sales in the Europe and Asia Pacific regions on a combined basis accounted for 45% of each of our first quarter 2003 and 2002 net revenues. Europe and Asia Pacific sales for the three months ended March 31, 2003 increased by $9.3 million or 22% compared to the same period in 2002.

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

        Gross margin increased to 53.4% in the first quarter of 2003 compared to 48.1% in the same period of 2002. Margins in both the Video and Audio segments improved, with the most significant factor being a positive impact from currency exchange rates -- specifically, there was a positive currency effect on revenues as described above, with no offsetting impact on cost of revenues because most of our manufacturing costs are transacted in U.S. dollars. The Video segment gross margin also benefited from lower manufacturing costs and a more favorable product mix in Europe, partially offset by price reductions and discounting. The Audio segment gross margin was adversely affected by a change in product mix and increased material costs, partially offset by a decrease in revenue reserve requirements related to promotional programs for which there is minimal cost.

Research and Development

        Research and development expenses increased by $1.9 million (9.5%) in the first quarter of 2003 compared to the same period in 2002. The increase was primarily the result of personnel-related expenditures and consulting fees associated with the development of new products. Research and development expenses decreased as a percentage of net revenues to 19.3% in the first quarter of 2003 from 21.5% for the same period in 2002 due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $2.3 million (10.0%) in the first quarter of 2003 compared to the same period in 2002 primarily in the area of personnel-related expenditures, in particular commissions and bonuses that are variable depending upon revenue levels. Marketing and selling expenses decreased as a percentage of net revenues to 22.5% in the first quarter of 2003 from 25.0% for the same period in 2002 due to the increased revenue base. We expect the second quarter 2003 expenses for marketing and selling to be higher than those incurred in the first quarter due to expenses associated with the National Association of Broadcasters trade show, which occurs in the second quarter.

General and Administrative

        General and administrative expenses increased by $0.8 million (18.4%) in the first quarter of 2003 compared to the same period in 2002. This increase was primarily due to higher fees for professional legal services and accruals for incentive compensation. General and administrative expenses decreased slightly as a percentage of net revenues to 4.8% in the first quarter of 2003 from 4.9% for the same period in 2002.

Restructuring and Other Costs, Net

        In March 2003, we implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, we recorded a $1.8 million restructuring charge during the first quarter of 2003. The charge included approximately $1.2 million for severance and related costs for terminated employees and $0.6 million for facility vacancy costs, including a $0.4 million non-cash charge relating to the disposition of leasehold improvements.

Amortization of Intangible Assets

        During 2002, 2001 and 2000, we recorded intangible assets associated with acquiring the following companies: iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated approximately $4.2 million to completed technologies which are being amortized over periods ranging from 3 to 4.5 years. Included in the operating results for each of the quarters ended March 31, 2003 and 2002 is amortization of these intangible assets of $0.3 million.

Other Income (Expense), Net

        Other income (expense), net, consists primarily of interest income and interest expense. Other income (expense), net, for the first quarter 2003 decreased $0.1 million to $0.2 million as compared to the same period in 2002. The decrease was primarily due to a decrease in interest income during 2003 as a result of lower interest rates, partially offset by a decrease in interest expense due to the payment in full of our previously outstanding note to Microsoft in February 2002.

Provision for Income Taxes

        We recorded a tax provision of $0.3 million and $0.6 million for the first quarter of 2003 and 2002 respectively. The provision for the first quarter of 2003 was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits. Regular federal income taxes resulting from anticipated U.S. profits have been offset by the utilization of deductions from acquisition-related temporary differences and net operating loss carry-forwards; the tax benefit of these items is reflected in a net reduction in the valuation allowance. However, due to the remaining level of deferred tax assets and the level of related historical taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a valuation allowance against our deferred tax assets.

        The provision for the first quarter of 2002 was generally comprised of taxes payable by the Company's foreign subsidiaries with no tax benefit provided on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of March 31, 2003, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $106.2 million.

        Net cash provided by operating activities was $11.4 million for the quarter ended March 31, 2003 compared to $4.6 million used in operating activities during the quarter ended March 31, 2002. During the quarter ended March 31, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by an increase in prepaid expenses and other current assets and a decrease in accounts payable. During the quarter ended March 31, 2002, net cash used in operating activities primarily reflects the net loss adjusted for depreciation and amortization as well as a decrease in accrued expenses, and increases in inventories and deferred revenue.

        We purchased $1.9 million of property and equipment during the first quarter of 2003, compared to $3.2 million during the quarter ended March 31, 2002. In both of these periods, the purchases were primarily of hardware and software to support research and development activities and for our information systems.

        During the three months ended March 31, 2003 and 2002, we received cash proceeds of $6.8 million and $1.5 million, respectively, from the issuance of common stock upon stock option exercises and under our employee stock purchase plan. In February 2002, we made a payment of $13.0 million in full satisfaction of our outstanding note to Microsoft, issued in connection with our 1998 Softimage acquisition.

        We expect that the majority of the remaining $1.1 million employee-related restructuring accrual balance will be expended over the next five months and will be funded from working capital. We also have facility-related cash obligations of approximately $4.7 million as a result of losses to be incurred or expected to be incurred on subleases of space or lease vacancies. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

        Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Microsoft's Windows and Apple's Macintosh platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms changes or that we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which is likely to adversely affect our operating results.

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

        Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. For example, the current worldwide economic slowdown has had an impact on our recent results, and if this slowdown persists, it could have the potential to lower our revenues. Additionally, a significant portion of our business occurs near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

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

        Terrorism or acts of war throughout the world may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The potential for future terrorist attacks and other threats to national security, and the responses of the United States and other countries to such attacks or threats, including the situation in Iraq, have created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, or other international conflicts.

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

        We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note 5, " Contingencies" in our unaudited quarterly financial statements.

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

        The market price of our common stock has been volatile in the recent past and could fluctuate substantially in the future based upon a number of factors, most of which are beyond our control. These factors include:

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

        At March 31, 2003, we had $33.2 million of forward-exchange contracts outstanding, denominated in euros, British pounds, Japanese yen, Canadian dollars and Singapore dollars, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three-month period ended March 31, 2003, net losses of $1.2 million resulting from forward-exchange contracts partially offset net transaction and translation gains of $1.4 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At March 31, 2003, we held $106.2 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to Avid, including our consolidated subsidiaries, is made known to management on a regular basis. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Quarterly Report of Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that our existing controls and procedures are adequate to enable us to comply with our disclosure obligations. We also established a disclosure committee, which consists of members of the Company's senior management, as well as financial and legal professionals employed by the Company.

Changes in Controls and Procedures. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II.     OTHER INFORMATION
ITEM 6.      Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

Exhibit No.                         Description

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) REPORTS ON FORM 8-K. For the fiscal quarter ended March 31, 2003, the Company filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Avid Technology, Inc.


Date:  May 14, 2003               By:  /s/ Paul J. Milbury
                                       -----------------------
                                       Paul J. Milbury
                                       Chief Financial Officer
                                       (Principal Financial Officer)




Date:  May 14, 2003               By:  /s/ Carol L. Reid
                                       -----------------------
                                       Carol L. Reid
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)

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

    4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
                                    /s/ David A. Krall
                                    ----------------------------------
                                    David A. Krall
                                    President and Chief Executive Officer
                                    (principal executive officer)

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

    4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
                                    /s/ Paul J. Milbury
                                    --------------------------------------
                                    Paul J. Milbury
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT INDEX



Exhibit No.                          Description
-----------                          -----------


99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002