Form 10-Q
period 2003-06-30
AVID TECHNOLOGY INC
filed 2003-08-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                           August 13, 2003





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:  Avid Technology, Inc.
                    File No. 0-21174
                    Quarterly Report on Form 10-Q
                    -----------------------------

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

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

                                    ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock as of August 4, 2003 was 29,822,652.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                -----------------


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)
        for the three and six months ended June 30, 2003 and 2002 ...........1

    b)  Condensed Consolidated Balance Sheets as of
        June 30, 2003 (unaudited) and December 31, 2002 .....................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 2003 and 2002 .....................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited).....4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........22

ITEM 4.  Controls and Procedures.............................................23

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.................24

ITEM 5.  Other Information...................................................24

ITEM 6.  Exhibits and Reports on Form 8-K....................................24

SIGNATURES...................................................................25

EXHIBIT INDEX................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                              ----------------------------   ----------------------------
                                                   2003           2002             2003           2002
                                              -------------  -------------   -------------  -------------
Net revenues                                      $113,317       $106,094        $225,494       $198,103
Cost of revenues                                    50,608         52,591         102,835        100,306
                                              -------------  -------------   -------------  -------------
 Gross profit                                       62,709         53,503         122,659         97,797
                                              -------------  -------------   -------------  -------------

Operating expenses:
 Research and development                           21,428         20,411          43,127         40,229
 Marketing and selling                              27,748         26,775          53,012         49,741
 General and administrative                          5,617          5,018          10,962          9,531
 Restructuring and other costs, net                                  (327)          1,783           (327)
 Amortization of intangible assets                     341            257             634            603
                                              -------------  -------------   -------------  -------------
  Total operating expenses                          55,134         52,134         109,518         99,777
                                              -------------  -------------   -------------  -------------

Operating income (loss)                              7,575          1,369          13,141         (1,980)

Other income (expense), net                            507           (717)            738           (452)
                                              -------------  -------------   -------------  -------------
Income (loss) before income taxes                    8,082            652          13,879         (2,432)

Provision for income taxes                             300            500             600          1,100
                                              -------------  -------------   -------------  -------------

Net income (loss)                                   $7,782           $152         $13,279        ($3,532)
                                              =============  =============   =============  =============

Net income (loss) per common share - basic           $0.27          $0.01           $0.47         ($0.14)
                                              =============  =============   =============  =============

Net income (loss) per common share - diluted         $0.25          $0.01           $0.43         ($0.14)
                                              =============  =============   =============  =============

Weighted average common shares outstanding -
basic                                               28,494         26,161          28,052         26,095
                                              =============  =============   =============  =============

Weighted average common shares outstanding -
diluted                                             31,673         26,511          30,904         26,095
                                              =============  =============   =============  =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                          June 30,       December 31,
                                                            2003            2002
                                                       --------------   --------------
                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                   $78,915          $62,174
 Marketable securities                                        56,151           26,860
 Accounts receivable, net of allowances of
  $9,913 and $10,614 at June 30, 2003 and
  December 31, 2002, respectively                             66,963           65,942
 Inventories                                                  36,247           38,047
 Deferred tax assets, net                                        683              663
 Prepaid expenses                                              7,023            4,515
 Other current assets                                          5,801            6,741
                                                       --------------   --------------
  Total current assets                                       251,783          204,942

Property and equipment, net                                   23,180           25,731
Intangible assets, net                                         1,458            1,513
Goodwill                                                       1,087            1,087
Other assets                                                   2,786            2,530
                                                       --------------   --------------
  Total assets                                              $280,294         $235,803
                                                       ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $17,434          $24,297
 Accrued compensation and benefits                            16,947           13,425
 Accrued expenses and other current liabilities               26,569           28,730
 Income taxes payable                                          9,217            8,877
 Deferred revenues                                            43,685           35,483
                                                       --------------   --------------
  Total current liabilities                                  113,852          110,812

Long-term obligations under capital leases                       924            1,427
                                                       --------------   --------------
  Total liabilities                                          114,776          112,239
                                                       --------------   --------------
Contingencies (Note 5)

Stockholders' equity:
 Preferred stock
 Common stock                                                    291              273
 Additional paid-in capital                                  389,709          364,481
 Accumulated deficit                                        (222,086)        (235,365)
 Deferred compensation                                           (73)            (216)
 Accumulated other comprehensive loss                         (2,323)          (5,609)
                                                       --------------   --------------
  Total stockholders' equity                                 165,518          123,564
                                                       --------------   --------------
  Total liabilities and stockholders' equity                $280,294         $235,803
                                                       ==============   ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                      Six Months Ended June 30,
                                                                 ----------------------------------
                                                                      2003                2002
                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $13,279             ($3,532)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                         6,198               6,701
  Provision for doubtful accounts                                         132                 902
  Compensation expense from stock grants and options                      138                 751
  Equity in income of non-consolidated company                            (42)               (133)
  Gain on sale of business                                                                   (327)
  Write-down of investment in non-consolidated company                                      1,000
  Changes in operating assets and liabilities:
   Accounts receivable                                                   (324)                693
   Inventories                                                          1,790              (3,384)
   Prepaid expenses and other current assets                           (1,371)                (98)
   Accounts payable                                                    (6,891)              9,283
   Income taxes payable                                                   398              (1,096)
   Accrued expenses, compensation and benefits                            321              (3,441)
   Deferred revenues and deposits                                       8,211                 885
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                             21,839               8,204
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (2,696)             (5,711)
 Payments for other long-term assets                                     (331)               (132)
 Dividend from non-consolidated company                                                        59
 Payments for business acquisitions                                      (408)
 Proceeds from sales of business                                                              327
 Purchase of marketable securities                                    (34,204)            (15,516)
 Proceeds from sales of marketable securities                           7,518              20,866
---------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (30,121)               (107)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of short-term debt                                             (305)
 Payment on note issued in connection with acquisition                                    (13,020)
 Proceeds from issuance of common stock under employee stock plans     25,251               1,062
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   24,946             (11,958)
---------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents              77                 656
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   16,741              (3,205)
Cash and cash equivalents at beginning of period                       62,174              45,613
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $78,915             $42,408
---------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)

1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K, which included all information and footnotes necessary for such presentation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates.

2.  NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                ------------------------  ------------------------
                                                    2003         2002         2003         2002
                                                -----------  -----------  -----------  -----------

Net income (loss)                                   $7,782         $152      $13,279      ($3,532)
                                                ===========  ===========  ===========  ===========

Weighted average common shares
 outstanding - basic                                28,494       26,161       28,052       26,095
Weighted average potential common stock              3,179          350        2,852            -
                                                -----------  -----------  -----------  -----------
Weighted average common shares
 outstanding - diluted                              31,673       26,511       30,904       26,095
                                                ===========  ===========  ===========  ===========

Net income (loss) per common share - basic           $0.27        $0.01        $0.47       ($0.14)
Net income (loss) per common share - diluted         $0.25        $0.01        $0.43       ($0.14)


Common stock options and warrants that were
considered anti-dilutive securities and
excluded from the diluted net income (loss)
per share calculations were as follows, on
a weighted-average basis:                            1,261        8,823        1,521        8,952

For the three and six months ended June 30, 2003 and 2002, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

                               June 30,            December 31,
                                2003                  2002
                           ---------------       ---------------
Raw materials                     $12,378               $13,402
Work in process                     1,465                 2,697
Finished goods                     22,404                21,948
                           ---------------       ---------------
                                  $36,247               $38,047
                           ===============       ===============

As of June 30, 2003 and December 31, 2002, the finished goods inventory included deferred costs of $12.3 million and $8.6 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized. During the three months ended March 31, 2003, in connection with an intercompany transfer of assets resulting from a change in its selling model in Japan, the Company recorded a charge to cost of revenues of $0.3 million related to prior year inventory transactions.

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

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                               -------------------    -------------------
                                                 2003       2002        2003       2002
                                               --------   --------    --------   --------
 Net income (loss) as reported                  $7,782       $152     $13,279    ($3,532)

 Add:  Stock-based employee compensation
 expense included in reported net income
 (loss), net of related tax effects                 14         93          29        186

 Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards, net of
 related tax effects                            (3,272)    (3,389)     (6,573)    (6,342)
                                               --------   --------    --------   --------
 Pro forma net income (loss)                    $4,524    ($3,144)     $6,735    ($9,688)
                                               ========   ========    ========   ========
 Income (loss) per share:
  Basic-as reported                              $0.27      $0.01       $0.47     ($0.14)
                                               ========   ========    ========   ========

  Basic-pro forma                                $0.16     ($0.12)      $0.24     ($0.37)
                                               ========   ========    ========   ========

  Diluted-as reported                            $0.25      $0.01       $0.43     ($0.14)
                                               ========   ========    ========   ========

  Diluted-pro forma                              $0.14     ($0.12)      $0.22     ($0.37)
                                               ========   ========    ========   ========

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

The Company has a stand by letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of June 30, 2003 be eligible to draw against this letter of credit to a maximum of $5.1 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of June 30, 2003, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2003 and December 31, 2002, Avid's maximum recourse exposure totaled approximately $15.6 million and $15.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met, and maintains a reserve for estimated losses under this recourse lease program based on historical default rates. At June 30, 2003, the Company's accrual for estimated losses was $2.9 million. To date, the Company has not experienced significant losses under this lease financing program.

Avid provides warranty on hardware sold through its Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio business, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on the manufacturer's warranty. As of June 30, 2003, the Company's accrued product warranty liability was approximately $1.3 million.

The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2003 (in thousands):

        Accrual balance at December 31, 2002             $922

        Accruals for product warranties                 1,322
        Cost of warranty claims                          (986)
                                                      --------
        Accrual balance at June 30, 2003               $1,258
                                                      ========

6.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income (loss), the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (loss), (in thousands):

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                 ------------------------  ----------------------
                                                    2003         2002         2003       2002
                                                 -----------  -----------  ---------- -----------
Net income (loss)                                    $7,782         $152     $13,279     ($3,532)
Net changes in:
 Foreign currency translation adjustment              2,032        2,505       3,239       2,040
 Unrealized gains (losses) on securities                 (5)          13          47          15
                                                 -----------  -----------  ---------- -----------
Total comprehensive income (loss)                    $9,809       $2,670     $16,565     ($1,477)
                                                 ===========  ===========  ========== ===========

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

                                            Three Months Ended          Six Months Ended
                                                  June 30,                  June 30,
                                        -------------------------  -------------------------
                                            2003         2002          2003         2002
                                        -----------  ------------  -----------  ------------
Video and Film Editing and Effects:
          Net revenues                     $77,392       $70,227     $156,731      $129,976
                                        ===========  ============  ===========  ============

          Operating income (loss)           $2,708       ($3,080)      $7,828       ($8,938)
                                        ===========  ============  ===========  ============
Professional Audio:
          Net revenues                     $35,925       $35,867      $68,763       $68,127
                                        ===========  ============  ===========  ============

          Operating income                  $5,208        $4,379       $7,730        $7,234
                                        ===========  ============  ===========  ============
Combined Segments:
          Net revenues                    $113,317      $106,094     $225,494      $198,103
                                        ===========  ============  ===========  ============

          Operating income (loss)           $7,916        $1,299      $15,558       ($1,704)
                                        ===========  ============  ===========  ============

The following table reconciles operating income (loss) for reportable segments to total consolidated amounts for the three- and six-month period ended June 30, 2003 and 2002 (in thousands):

                                                        Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                      -----------------------  ----------------------
                                                        2003         2002        2003        2002
                                                      ----------  -----------  ---------- -----------

Total operating income (loss)for reportable segments     $7,916       $1,299     $15,558     ($1,704)
 Unallocated amounts:
   Amortization of acquisition-related
    intangible assets                                      (341)        (257)       (634)       (603)
   Restructuring and other costs, net                                    327      (1,783)        327
                                                      ----------  -----------  ---------- -----------
Consolidated operating income (loss)                     $7,575       $1,369     $13,141     ($1,980)
                                                      ==========  ===========  ========== ===========

8.  RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility for which a charge had previously been included in a 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002, and hiring real estate brokers to assist in finding subtenants.

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

The following table sets forth the activity in the restructuring accrual accounts for the six months ended June 30, 2003 (in thousands):

                                        Employee     Facilities
                                        Related       Related        Total
                                      ------------  ------------  ------------
Accrual balance at December 31, 2002         $433        $4,934        $5,367

Restructuring charge                        1,177           641         1,818
Revisions of estimated liabilities            (67)           32           (35)
Cash payments                              (1,184)         (945)       (2,129)
Non-cash disposals                                         (412)         (412)
                                      ------------  ------------  ------------
Accrual balance at June 30, 2003             $359        $4,250        $4,609
                                      ============  ============  ============

The Company expects that the majority of the remaining $0.4 million employee related accrual balance will be expended over the next six months and will be funded from working capital. The majority of the facilities-related accrual represents lease payments due on vacated premises and estimated losses incurred or expected to be incurred on subleases of such space. The leases extend through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party. As part of that transaction, the Company extended the buyers $0.8 million of loans, which were fully reserved through the restructuring and other costs, net line. During the quarter ended June 30, 2002, the Company received the third and final payment of $0.3 million under these loans. Upon receipt of the payment, the Company recorded such amount as a credit to restructuring and other costs, net

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

        Make Media. Our Video and Film Editing and Effects segment offers digital, non-linear video and film editing systems and 3D and special effects software that enable customers to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. (Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially.) Our Professional Audio segment, Digidesign, offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

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

        Move Media. We offer products that allow our customers to distribute media over multiple platforms - including air, cable or satellite, or through the Internet. In addition, we provide technology for playback directly to air for broadcast television applications. Many of our products also support the broadcast of streaming Internet video.

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

        During the quarter ended June 30, 2003 the Company unveiled a new family of products called Digital Nonlinear Accelerators, or Avid DNA, a powerful series of specialized computer hardware products engineered specifically for media processing. When paired with Avid's next-generation nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing and outputting DV, SD and, in future releases, HD video formats. The Avid DNA family includes Avid Media Composer Adrenaline and Avid Newscutter Adrenaline FX, both of which began shipping in the second quarter of 2003. The Avid Media composer Adrenaline leverages the key features of its predecessor to offer improved quality, speed and performance in high-pressure time-sensitive television and film editing and production environments. The Avid Newscutter Adrenaline FX expands news editing capabilities by offering speed, reliability and a broad range of professional news-oriented editing and workflow features in a single, turnkey PC-based platform. The Avid DNA family also includes Avid DS Nitris and Avid Xpress Pro with Avid Mojo, which are expected to ship in the near future. Our results for the balance of the year will depend, in part, on the timely shipment and market acceptance of the new products.

RESULTS OF OPERATIONS

Net Revenues

        Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. This market has been, and we expect it to continue to be, highly competitive. A significant portion of these revenues is generated by sales near the end of each quarter, which can impact our ability to accurately forecast revenues on a quarterly basis. Increasingly, revenues are also being derived from sales of "solutions" encompassing multiple products and networking capabilities that enable users to share and manage media throughout a project or organization. Such solution sales may include training and installation services, as well as workflow management assistance, to be provided by us or a third party. Depending upon the complexity of the arrangement and the level of our involvement, the revenues resulting from these solution sales may be deferred for one or more quarters while the services are being performed.

        Net revenues increased by $7.2 million (6.8%) to $113.3 million for the quarter ended June 30, 2003 from $106.1 million for the same quarter in 2002. This increase occurred almost exclusively in our Video and Film Editing and Effects ("Video") segment and reflected increases from Avid Unity and Broadcast products (including those sold as part of large solutions described above) as well as sales of Media Composer Adrenaline. Revenue from our Professional Audio ("Audio") segment increased slightly. Revenue from the combined segments includes a positive currency translation effect of approximately $5.8 million as compared to the quarter ended June 30, 2002, assuming revenues for the quarter ended June 30, 2002 were expressed at current quarter exchange rates.

        Net revenues increased by $27.4 million (13.8%) to $225.5 million for the six months ended June 30, 2003 from $198.1 million for the six months ended June 30, 2002. This increase primarily reflected increased demand across several product families in our Video business driven in large part by an increase in solution sales, as well as the introduction of Media Composer Adrenaline, both mentioned above. Revenue from our Audio segment increased slightly. Revenue from the combined segments includes a positive translation currency effect of approximately $11.0 million as compared to the six-month period ended June 30, 2002, assuming revenues for the six-month period ended June 30, 2002 were expressed at current exchange rates.

        Net revenues derived through indirect channels were approximately 71% of net revenues for the quarter ended June 30, 2003, compared to 82% of net revenues for the same period in 2002. Indirect channel revenues were approximately 75% and 82% of net revenues for the six-month periods ended June 30, 2003 and 2002, respectively.

        Sales in the Americas accounted for 58% and 55% of the Company's second quarter 2003 and 2002 net revenues, respectively. For the six-month periods ended June 30, 2003 and 2002, sales in the Americas accounted for 56% and 55% of net revenues, respectively. For the three- and six-month periods ended June 30, 2003, Americas sales increased by approximately $6.8 million or 11.5% and $17.7 million or 16.1%, respectively, compared to the same periods in 2002.

        Sales in the Europe and Asia Pacific regions accounted for 42% and 45% of the Company's second quarter 2003 and 2002 net revenues, respectively. For the six-month periods ended June 30, 2003 and 2002, sales in the Europe and Asia Pacific regions accounted for 44% and 45% of net revenues, respectively. The dollar amount of Europe and Asia Pacific sales in the second quarter of 2003 were relatively unchanged compared to the same period in 2002, and increased by approximately $9.7 million or 11% for the first half of 2003 compared to the same period in 2002.

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

         Gross margin increased to 55.3% in the second quarter of 2003 from 50.4% for the same period of 2002. Margins in both the Video and Audio segments improved, with the most significant factors being a shift in product mix, including the introduction of Media Composer Adrenaline, which has a higher gross margin than many of our products, and a positive impact on revenues from currency exchange rates with no offsetting impact on cost of revenues as most of our manufacturing costs are transacted in U.S. dollars.

        Gross margin increased to 54.4% for the six months ended June 30, 2003 from 49.4% for the same period in 2002. Margins in both the Video and Audio segments improved, with the most significant factors being more favorable product mix in the Video segment and a positive impact from currency exchange rates. The Audio segment was adversely affected by a change in product mix which was partially offset by a decrease in manufacturing costs.

Research and Development

        Research and development expenses increased by $1.0 million (5.0%) in the second quarter of 2003 compared to the same period in 2002 and increased by $2.9 million (7.2%) for the six months ended June 30, 2003 compared to the same period in 2002. The increase was primarily the result of personnel-related expenses and engineering outsourcing associated with the development of new products. Research and development expenses decreased to 18.9% of net revenues in the second quarter of 2003 compared to 19.2% in the same quarter of 2002. Research and development expenses decreased to 19.1% of net revenues for the six months ended June 30, 2003 from 20.3% for the same period in 2002 due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $1.0 million (3.6%) in the second quarter of 2003 compared to the same period in 2002 and increased by $3.3 million (6.6%) for the six months ended June 30, 2003 compared to the same period in 2002. The increase in both periods was primarily due to increased employee compensation expenses, as well as outsourcing of certain costs associated with our new product releases. We also experienced an increase in net foreign exchange and hedging losses in the three- and six-month periods ended June 30, 2003 as compared to the same periods in 2002, but in both cases these were essentially offset by a decrease in bad debt expense. Discretionary marketing expenses, including trade show expense, decreased in the three- and six-month periods ended June 30, 2003 as compared to the same periods in 2002. Marketing and selling expenses decreased to 24.5% of net revenues in the second quarter of 2003 compared to 25.2% in the same quarter of 2002. Marketing and selling expenses decreased to 23.5% of net revenues for the six months ended June 30, 2003 from 25.1% for the same period in 2002 due to the increased revenue base.

General and Administrative

        General and administrative expenses increased by $0.6 million (11.9%) in the second quarter of 2003 compared to the same period in 2002 and increased by $1.4 million (15.0%) for the six months ended June 30, 2003 compared to the same period in 2002. The increase in both periods was primarily due to variable compensation-related expenses. The six-month period ended June 30, 2003 also included increased legal and audit fees both primarily related to costs of complying with recent legislation. General and administrative expenses increased to 5.0% of net revenues in the second quarter of 2003 compared to 4.7% in the same quarter of 2002 and increased to 4.9% from 4.8% of net revenues for the six months ended June 30, 2003 and 2002, respectively due to the increased expenses noted above.

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

        In December 1999, we entered into an agreement to sell our Italian subsidiary to a third party. As part of that transaction, we extended the buyers $0.8 million of loans, which were fully reserved through restructuring and other costs, net. During the quarter ended June 30, 2002, we received the third and final payment of $0.3 million under these loans. We recorded this payment as a credit to restructuring and other costs, net

Amortization of Intangible Assets

        We recorded intangible assets associated with acquiring the following businesses: Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $4.8 million of the purchase consideration to completed technologies which are being amortized over periods ranging from 3 to
4.5 years. Included in the operating results for each of the quarters ended June 30, 2003 and 2002 is amortization of these intangible assets of $0.3 million; the six-month periods ended June 30, 2003 and 2002 each include amortization of $0.6 million.
        .
Other Income (Expense), Net

        Other income (expense), net generally consists of interest income and interest expense, but can also include income or losses associated with various non-consolidated companies. Other income (expense), net for the second quarter of 2003 increased $1.2 million to $0.5 million of income, as compared to the loss in the same period in 2002. The increase was due to the 2002 write-off of $1.0 million relating to an impaired investment accounted for under the cost method. For the six-month period ended June 30, 2003, other income (expense), net increased $1.2 million to $0.7 million of income, as compared to the loss in the same period in 2002, for the same reason mentioned above.

Provision for Income Taxes

        We recorded a tax provision of $0.3 million in each of the first two quarters of 2003 and $0.6 million and $0.5 million for the first and second quarters of 2002, respectively. The provision for the first and second quarters of 2003 was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits. Regular federal income taxes resulting from anticipated U.S. profits have been offset by the utilization of deductions from acquisition-related temporary differences and net operating loss carry-forwards; the tax benefit of these items is reflected in a net reduction in the deferred tax asset valuation allowance. However, due to the remaining level of deferred tax assets and the level of related historical taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a valuation allowance against our deferred tax assets.

        The provision for the first and second quarters of 2002 was generally comprised of taxes payable by the Company's foreign subsidiaries with no tax benefit provided on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities as well as through cash flows from operations. As of June 30, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $135.1 million.

        Net cash provided by operating activities was $21.8 million for the six months ended June 30, 2003 compared to $8.2 million provided by operating activities in the same period in 2002. During the six months ended June 30, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and other non-cash adjustments as well as an increase in deferred revenue and a decrease in inventory, partially offset by a decrease in accounts payable. During the six months ended June 30, 2002, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and other non-cash adjustments as well as an increase in accounts payable, offset by an increase in inventories and a decrease in accrued expenses.

        We purchased $2.7 million of property and equipment during the six months ended June 30, 2003, compared to $5.7 million in the same period in 2002. In both of these periods, the purchases were primarily hardware and software to support research and development.

        During the six months ended June 30, 2003 and 2002, we received cash proceeds of $25.3 million and $1.1 million, respectively, from the issuance of common stock upon stock option exercises and under our employee stock purchase plan. In February 2002, we made a payment of $13.0 million in full satisfaction of our outstanding note to Microsoft Corporation, issued in connection with our 1998 Softimage acquisition.

        Expected uses of cash in the near future include obligations under various past restructuring programs. We expect that the majority of the remaining $0.4 million employee-related restructuring accrual balance will be expended over the next six months and will be funded from working capital. We also have facility-related cash obligations of approximately $4.2 million as a result of required lease payments on vacated premises and losses to be incurred or expected to be incurred on subleases of such space. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate earlier terminations. All restructuring related payments will be funded through working capital.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

Our performance will depend in part on market acceptance of our new digital nonlinear editing products.

        We recently introduced several new products, including a line of digital nonlinear accelerators and a next-generation Media Composer system. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers, about the uses and benefits of these products. Our future success will depend in part on the acceptance and wide use of these products. In addition, there are several other risks involved with offering new products, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

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

        Traditionally, we have been a point products company. Increasingly, we are providing end-to-end solutions for our customers. We are expanding our product line beyond our core video and audio editing markets to offer digital media production solutions to the broadcast news market (including cable and

Internet news), the on-line film and video finishing market, and the emerging market for multimedia production tools (including the Internet and corporate markets). Because these markets are evolving, we must anticipate our customers' future needs and introduce compelling new products, gain market acceptance, and establish appropriate distribution channels, support, and maintenance. To the extent that we fail to accurately anticipate our customers' needs, we may need to adjust our plans accordingly, which could cause delays, unexpected expenses, and reallocation of our resources, and which in turn could harm our business and reduce our operating results.

Our products are complex and delays or difficulties in introducing new products could harm our business.

        Our future success will depend in part on our ability to offer products that compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation, price, and training. Delays or difficulties in product development and introduction may harm our business. Our products are complex and, despite extensive testing and quality control, may contain errors or defects. Such errors or defects could cause us to issue corrective releases and could result in loss of revenues, increased product returns, lack of market acceptance, and damage to our reputation.

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

        The 3-D market has changed significantly from the time we acquired our Softimage subsidiary in August 1998. Since this acquisition, competitors' products have eroded Softimage's market share and have contributed to downward price pressure, which has resulted in reduced margins. In addition, we have experienced delays in introducing new products into the 3-D animation market. Finally, revenues in recent years have been increasingly derived from sales to the games industry and non-traditional markets. If these non-traditional markets were to slow or delay their purchases of 3-D tools, our revenues could be adversely affected. To the extent that these factors continue or worsen, our business could suffer.

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

        Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Microsoft's Windows and Apple's Macintosh and OSX platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms changes or that we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which is likely to adversely affect our operating results.

Our operating results are dependent on several unpredictable factors.

   The revenue and gross profit from our products depend on many factors, including:

o  mix of products sold;
o  cost and proportion of third-party hardware included in such products;
o  product distribution channels;
o  acceptance of our new product introductions;
o  product offers and platform upgrades;
o  price discounts and sales promotion programs;
o  volume of sales of aftermarket hardware products;
o  costs of swapping or fixing products released to the market with defects;
o  provisions for inventory obsolescence;
o  competitive pressure on product prices;
o costs incurred in connection with "solution" sales, which typically have longer selling and implementation cycles; and
o  timing and delivery of "solutions" to customers.

Changes in any of these factors could affect our operating results.

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

        Terrorism or acts of war throughout the world may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The potential for terrorist attacks and other threats to national security, and the responses of the United States and other countries to such attacks or threats, have created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, and other international conflicts.

If we fail to maintain strong relationships with our resellers, distributors, and suppliers, our ability to successfully deploy our products may be harmed.

        We sell many of our Video products and services, and substantially all of our Audio products and services, indirectly through resellers and distributors. The resellers and distributors of our Video segment products typically purchase Avid software and Avid - specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Moreover, we are increasingly distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues.

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

        Our gross profit margin varies from product to product depending primarily on the proportion and cost of third-party hardware included in each product. From time to time, we add functionality and features to our products. If we effect such additions through the use of more, or more costly, third-party hardware, and are not able to increase the price of such products to offset these increased costs, our gross profit margin on these products could decrease and our operating results could be adversely affected.

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

        Federal, state, and local authorities may adopt new laws and regulations governing the Internet, including laws and regulations covering issues such as privacy, distribution, and content. The enactment of any such laws or regulations could impede the growth of the Internet, harm our Internet initiatives, and place additional financial burdens on our business.

We could incur substantial costs protecting our intellectual property or defending against a claim of infringement.

        Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions, as well as hardware security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. From time to time unauthorized persons have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming, and software piracy can be expected to be a persistent problem.

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

        We periodically acquire businesses, form strategic alliances, or make debt or equity investments. The risks associated with such acquisitions, alliances, and investments include, among others, the difficulty of assimilating the operations and personnel of the target companies, the failure to realize anticipated returns on investment, cost savings and synergies, and the diversion of management's time and attention. Such acquisitions, alliances, and investments often involve significant transaction-related costs and could cause short-term disruption to normal operations. If we are unable to overcome or counter these risks, it could undermine our business and lower our operating results.

A portion of our sales are financed under a third-party leasing program.

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

        The market price of our common stock has been volatile in the recent past and could fluctuate substantially in the future based upon a number of factors, most of which are beyond our control. These factors include:

o  changes in our quarterly operating results;
o shortfalls in revenues or earnings compared to securities analysts' expectations;
o  changes in analysts' recommendations or projections;
o  fluctuations in investors' perceptions of us or our competitors;
o  shifts in the markets for our products;
o  development and marketing of products by our competitors;
o changes in our relationships with suppliers, distributors, resellers, system integrators, or customers; and
o  global macroeconomic conditions.

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

Foreign Currency Exchange Risk

        We generally derive nearly half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

At June 30, 2003, we had $29.9 million of forward-exchange contracts outstanding, denominated in euros, Japanese yen, Canadian dollars, Singapore dollars, British pounds, and Australian dollars as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three- and six-month periods ended June 30, 2003, net losses of $2.0 million and $3.2 million, respectively, resulting from forward-exchange contracts that were included in the results of operations and were offset by net transaction and translation gains on the related asset and liabilities for the same periods of $1.9 million and $3.4 million, respectively. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At June 30, 2003, we held $135.1 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2003. At the meeting, Charles Brumback and Nancy Hawthorne were reelected as Class I Directors. The vote with respect to each nominee is set forth below:


                              Total Vote For        Total Vote Withheld
                              Each Director         From Each Director
                              --------------        -------------------

        Mr. Brumback            25,115,356                 598,854

        Ms. Hawthorne           25,610,358                 103,852


Additional Directors of the Company whose term of office continued after the meeting are John Guttag, Robert Halperin, Pamela F. Lenehan, William Warner, and David A. Krall.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants by a vote of 25,450,474 shares for, 5,978 shares against, and 257,758 shares abstaining.


ITEM 5.  OTHER INFORMATION

A proposal that a stockholder would like included in the Company's proxy statement for the 2004 Annual Meeting must be received by the Secretary of the Company at its principal office in Tewksbury, Massachusetts no later than December 15, 2003.

If a stockholder intends to present a proposal at the 2004 Annual Meeting of Stockholders, but not have such proposal included in the Company's proxy statement, the proposal must be submitted to the Secretary of the Company at the Company's principal offices no later than March 12, 2004 or 60 days before the date of the 2004 Annual Meeting, whichever is later. The Company has not yet set a date for the 2004 Annual Meeting; however, if the 2004 Annual Meeting is held on May 21, 2004 (the anniversary of the 2003 Annual Meeting), the deadline for delivery of the proposal is expected to be March 12, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    --------

31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K
    -------------------

A report on Form 8-K filed April 16, 2003, reporting under Item 9 the announcement that on April 16, 2003, the Company issued a press release regarding its financial results for the quarter ended March 31, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under
Item 12, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Avid Technology, Inc.


Date:  August 13, 2003              By:  /s/ Paul J. Milbury
                                         ------------------------
                                         Paul J. Milbury
                                         Chief Financial Officer
                                         (Principal Financial Officer)




Date:  August 13, 2003              By:  /s/ Carol L. Reid
                                         ------------------------
                                         Carol L. Reid
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------


31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002