Form 10-Q
period 2003-09-30
AVID TECHNOLOGY INC
filed 2003-11-13
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                            November 13, 2003





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:    Avid Technology, Inc.
                      File No. 0-21174
                      Quarterly Report on Form 10-Q
                      -----------------------------

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

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

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of November 4, 2003 was 30,726,430.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                -----------------


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

  a)  Condensed Consolidated Statements of Operations (unaudited)
      for the three and nine months ended September 30, 2003 and 2002........1

  b)  Condensed Consolidated Balance Sheets as of
      September 30, 2003 (unaudited) and December 31, 2002...................2

  c)  Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 2003 and 2002..................3

  d)  Notes to Condensed Consolidated Financial Statements (unaudited).......4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...........22

ITEM 4.  Controls and Procedures.............................................23

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................24

ITEM 6.  Exhibits and Reports on Form 8-K....................................24

SIGNATURES...................................................................25

EXHIBIT INDEX................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                              ------------------------   ------------------------
                                                  2003          2002         2003         2002
                                              -----------  -----------   -----------  -----------
Net revenues                                    $119,090     $107,832      $344,584     $305,935
Cost of revenues                                  52,784       53,222       155,619      153,528
                                              -----------  -----------   -----------  -----------
 Gross profit                                     66,306       54,610       188,965      152,407
                                              -----------  -----------   -----------  -----------

Operating expenses:
 Research and development                         20,706       20,916        63,833       61,145
 Marketing and selling                            27,959       25,677        80,971       75,418
 General and administrative                        5,670        5,454        16,632       14,985
 Restructuring and other costs, net                   76            -         1,859         (327)
 Amortization of intangible assets                   341          257           975          861
                                              -----------  -----------   -----------  -----------
  Total operating expenses                        54,752       52,304       164,270      152,082
                                              -----------  -----------   -----------  -----------


Operating income                                  11,554        2,306        24,695          325

Other income (expense), net                          592          259         1,330         (192)
                                              -----------  -----------   -----------  -----------
Income before income taxes                        12,146        2,565        26,025          133

Provision for income taxes                           300          300           900        1,400
                                              -----------  -----------   -----------  -----------

Net income (loss)                                $11,846       $2,265       $25,125      ($1,267)
                                              ===========  ===========   ===========  ===========

Net income (loss) per common share
 - basic                                           $0.40        $0.09         $0.88       ($0.05)
                                              ===========  ===========   ===========  ===========

Net income (loss) per common share
 - diluted                                         $0.35        $0.09         $0.78       ($0.05)
                                              ===========  ===========   ===========  ===========

Weighted average common shares outstanding
 - basic                                          29,865       26,287        28,663       26,064
                                              ===========  ===========   ===========  ===========

Weighted average common shares outstanding
 - diluted                                        33,380       26,550        32,059       26,064
                                              ===========  ===========   ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                 September 30,  December 31,
                                                                     2003           2002
                                                                 -------------  -------------
                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $94,376        $62,174
 Marketable securities                                                 77,273         26,860
 Accounts receivable, net of allowances of
  $9,646 and $10,614 at September 30, 2003
  and December 31, 2002, respectively                                  60,843         65,942
 Inventories                                                           38,558         38,047
 Deferred tax assets, net                                                 686            663
 Prepaid expenses                                                       5,010          4,515
 Other current assets                                                   6,470          6,741
                                                                 -------------  -------------
  Total current assets                                                283,216        204,942

Property and equipment, net                                            22,309         25,731
Intangible assets, net                                                  1,118          1,513
Goodwill                                                                1,087          1,087
Other assets                                                            2,869          2,530
                                                                 -------------  -------------
  Total assets                                                       $310,599       $235,803
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $16,477        $24,297
 Accrued compensation and benefits                                     19,420         13,425
 Accrued expenses and other current liabilities                        25,116         28,730
 Income taxes payable                                                   9,253          8,877
 Deferred revenues                                                     42,115         35,483
                                                                 -------------  -------------
  Total current liabilities                                           112,381        110,812

Long-term obligations under capital leases,
 net of current portion                                                   759          1,427
                                                                 -------------  -------------
  Total liabilities                                                   113,140        112,239
                                                                 -------------  -------------

Contingencies (Note 5)

Stockholders' equity:
 Preferred stock                                                            -              -
 Common stock                                                             304            273
 Additional paid-in capital                                           409,332        364,481
 Accumulated deficit                                                 (210,240)      (235,365)
 Deferred compensation                                                    (43)          (216)
 Accumulated other comprehensive loss                                  (1,894)        (5,609)
                                                                 -------------  -------------
  Total stockholders' equity                                          197,459        123,564
                                                                 -------------  -------------
  Total liabilities and stockholders' equity                         $310,599       $235,803
                                                                 =============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                   Nine Months Ended September 30,
                                                                   --------------------------------
                                                                        2003              2002
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $25,125           ($1,267)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                            9,343             9,821
  Provision for doubtful accounts                                            418             1,350
  Compensation expense from stock grants and options                         169               901
  Equity in income of non-consolidated company                              (155)             (158)
  Gain on sale of business                                                     -              (327)
  Write-down of investment in non-consolidated company                         -             1,000
  Changes in operating assets and liabilities:
   Accounts receivable                                                     5,869            16,183
   Inventories                                                              (515)           (8,027)
   Prepaid expenses and other current assets                                  84               669
   Accounts payable                                                       (7,627)            7,123
   Income taxes payable                                                      610            (2,378)
   Accrued expenses, compensation and benefits                               742            (3,744)
   Deferred revenues and deposits                                          6,637             1,458
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                40,700            22,604
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (4,578)           (7,117)
 Payments for other long-term assets                                        (360)             (130)
 Dividend from non-consolidated company                                       85                59
 Payments for business acquisitions                                         (409)                -
 Proceeds from sale of business                                                -               327
 Purchases of marketable securities                                      (59,181)          (16,173)
 Proceeds from sales of marketable securities                             11,347            21,099
---------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                   (53,096)           (1,935)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital leases                                                 (463)                -
 Payment on note issued in connection with acquisition                         -           (13,020)
 Proceeds from issuance of common stock under employee stock plans        44,887             2,032
---------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      44,424           (10,988)
---------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                174               573
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 32,202            10,254
Cash and cash equivalents at beginning of period                          62,174            45,613
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $94,376           $55,867
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.      FINANCIAL INFORMATION
ITEM 1D.     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K, which included all information and footnotes necessary for such presentation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

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

2.  NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                            ------------------------ -----------------------
                                               2003        2002        2003         2002
                                            -----------  ----------  ----------  -----------
Net income (loss)                              $11,846      $2,265     $25,125      ($1,267)
                                            ===========  ==========  ==========  ===========

Weighted average common shares
 outstanding - basic                            29,865      26,287      28,663       26,064
Weighted average potential common stock          3,515         263       3,396            -
                                            -----------  ----------  ----------  -----------
Weighted average common shares
 outstanding - diluted                          33,380      26,550      32,059       26,064
                                            ===========  ==========  ==========  ===========

Net income (loss) per common share
 - basic                                         $0.40       $0.09       $0.88       ($0.05)
Net income (loss) per common share
 - diluted                                       $0.35       $0.09       $0.78       ($0.05)


Common stock options and warrants that
were considered anti-dilutive securities
and excluded from the diluted net income
(loss) per share calculations were as
follows, on a weighted-average basis:            1,165       8,330       1,257        8,282


For the three and nine months ended September 30, 2003 and 2002, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

                              September 30,       December 31,
                                  2003                2002
                            ----------------   -----------------
       Raw materials                $12,629             $13,402
       Work in process                1,798               2,697
       Finished goods                24,131              21,948
                            ----------------   -----------------
                                    $38,558             $38,047
                            ================   =================

As of September 30, 2003 and December 31, 2002, the finished goods inventory included deferred costs of $11.3 million and $8.6 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant less the amount paid, if any, for the stock by the employee and is amortized over the period during which the restrictions lapse. For holders of these options or shares who are terminated, the Company ceases amortization and reclassifies the associated deferred compensation to additional paid-in capital. The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee awards. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and income
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee awards (in thousands, except per share data).

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------    -------------------
                                                 2003      2002         2003      2002
                                               --------   --------    --------   --------

 Net income (loss) as reported                 $11,846     $2,265     $25,125    ($1,267)

 Add:  Stock-based employee compensation
 expense included in reported net income
 (loss), net of related tax effects                 35         86          64        272

 Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards, net of
 related tax effects                            (2,737)    (2,617)     (9,310)    (8,959)
                                               --------   --------    --------   --------

 Pro forma net income (loss)                    $9,144      ($266)    $15,879    ($9,954)
                                               ========   ========    ========   ========


 Net income (loss) per share:
  Basic-as reported                              $0.40      $0.09       $0.88     ($0.05)
                                               ========   ========    ========   ========

  Basic-pro forma                                $0.31     ($0.01)      $0.55     ($0.38)
                                               ========   ========    ========   ========

  Diluted-as reported                            $0.35      $0.09       $0.78     ($0.05)
                                               ========   ========    ========   ========

  Diluted-pro forma                              $0.27     ($0.01)      $0.50     ($0.38)
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

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. The anti-trust claims against the Company and Tektronix were dismissed by the United States District Court for the District of California on March 23, 2001, and the remaining common law claim against Avid was dismissed by stipulation and court order on April 6, 2001. Glen Holly appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. All lower court proceedings are stayed pending a decision on rehearing. Avid continues to view the complaint and appeal as without merit and will continue to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties that Avid products infringe their intellectual property rights. Pursuant to these indemnification provisions, the Company agrees to indemnify customers for losses that they suffer or incur in connection with any valid U.S. patent or copyright infringement claim brought by a third party with respect to Avid products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not received any claims under these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

As permitted under Delaware law, Avid has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Avid's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage and Avid's related payment experience to date, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of September 30, 2003 be eligible to draw against this letter of credit to a maximum of $5.1 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of September 30, 2003, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2003 and December 31, 2002, Avid's maximum recourse exposure totaled approximately $14.4 million and $15.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met, and maintains a reserve for estimated losses under this recourse lease program based on historical default rates. At September 30, 2003 and December 31, 2002, the Company's accrual for estimated losses was $2.9 million and $3.3 million, respectively. To date,actual losses incurred under this lease financing program have not differed materially from management's estimate.

Avid provides warranty on hardware sold through its Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio business, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on the manufacturer's warranty. As of September 30, 2003, the Company's accrued product warranty liability was approximately $1.2 million.

The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2003 (in thousands):

    Accrual balance at December 31, 2002             $922

    Accruals for product warranties                 1,813
    Cost of warranty claims                        (1,511)
                                                 ---------
    Accrual balance at September 30, 2003          $1,224
                                                 =========

6.  COMPREHENSIVE INCOME

Total comprehensive income, net of taxes, consists of net income (loss), the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income, (in thousands):

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                 ------------------------  ----------------------
                                                    2003         2002        2003        2002
                                                 -----------  -----------  ---------- -----------

Net income (loss)                                   $11,846       $2,265     $25,125     ($1,267)
Net changes in:
 Foreign currency translation adjustment                436         (563)      3,675       1,478
 Unrealized gains (losses) on securities                 (6)          (5)         40           9
                                                 -----------  -----------  ---------- -----------
Total comprehensive income                          $12,276       $1,697     $28,840        $220
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

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                     -------------------------  -------------------------
                                        2003         2002          2003         2002
                                     -----------  ------------  -----------  ------------
Video and Film Editing and Effects:
       Net revenues                     $86,689       $73,821     $243,420      $203,797
                                     ===========  ============  ===========  ============

       Operating income (loss)           $9,746       ($1,390)     $17,574      ($10,328)
                                     ===========  ============  ===========  ============
Professional Audio:
       Net revenues                     $32,401       $34,011     $101,164      $102,138
                                     ===========  ============  ===========  ============

       Operating income                  $2,225        $3,953       $9,955       $11,187
                                     ===========  ============  ===========  ============
Combined Segments:
       Net revenues                    $119,090      $107,832     $344,584      $305,935
                                     ===========  ============  ===========  ============

       Operating income                 $11,971        $2,563      $27,529          $859
                                     ===========  ============  ===========  ============

The following table reconciles operating income for reportable segments to total consolidated amounts for the three- and nine-month period ended September 30, 2003 and 2002 (in thousands):

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                 -----------------------  ----------------------
                                                   2003         2002        2003        2002
                                                 ----------  -----------  ---------- -----------

Total operating income for reportable segments     $11,971       $2,563     $27,529        $859
 Unallocated amounts:
   Amortization of acquisition-related
    intangible assets                                 (341)        (257)       (975)       (861)
   Restructuring and other costs, net                  (76)           -      (1,859)        327
                                                 ----------  -----------  ---------- -----------
Consolidated operating income                      $11,554       $2,306     $24,695        $325
                                                 ==========  ===========  ========== ===========

8.  RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility for which a charge had previously been included in a 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002, and hiring real estate brokers to assist in finding subtenants. In September 2003, the Company revised its estimate of the timing and amount of future sublease income associated with its Daly City facility resulting in a $0.1 million charge.

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

The Company recorded the December 2002 and March 2003 charges in accordance with the guidance of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated potential sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses.

The following table sets forth the activity in the restructuring accrual accounts for the nine months ended September 30, 2003 (in thousands):

                                        Employee     Facilities
                                        Related       Related        Total
                                      ------------  ------------  ------------
Accrual balance at December 31, 2002
                                             $433        $4,934        $5,367

Restructuring charge                        1,177           641         1,818
Revisions of estimated liabilities            (80)          121            41
Cash payments                              (1,480)       (1,402)       (2,882)
Non-cash disposals                              -          (412)         (412)
                                      ------------  ------------  ------------
Accrual balance at September 30, 2003         $50        $3,882        $3,932
                                      ============  ============  ============

The majority of the facilities-related accrual represents lease payments due on vacated premises and estimated losses incurred or expected to be incurred on subleases of such space. The leases extend through 2010 unless the Company is able to negotiate an earlier termination.

In December 1999, the Company entered into an agreement to sell its Italian subsidiary to a third party. As part of that transaction, the Company extended the buyers $0.8 million of loans, which were fully reserved through the restructuring and other costs, net line. During the quarter ended June 30, 2002, the Company received the third and final payment of $0.3 million under these loans. Upon receipt of the payment, the Company recorded such amount as a credit to restructuring and other costs, net.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The Company determined that its multiple element arrangements fall within the scope of SOP 97-2 and therefore EITF 00-21 is not applicable to the Company. In July 2003, the EITF reached consensus on Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement

Containing More-Than-Incidental Software" ("EITF 03-05"). EITF 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g. computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF 00-21 and not SOP 97-2. EITF 03-05 is applicable for revenue arrangements entered into after October 1, 2003. The Company believes that generally elements included in its multiple element arrangements qualify as software-related elements and therefore EITF 03-05 is not applicable to the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

        Make Media. Our Video and Film Editing and Effects segment offers digital, non-linear video and film editing systems and 3D and special effects software that enable customers to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially. Our Professional Audio segment, Digidesign, offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

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

        In April 2003, we unveiled a new family of products called Digital Nonlinear Accelerators, or Avid DNA, a powerful series of specialized computer hardware products engineered specifically for media processing. When paired with our next-generation nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing and outputting DV, SD and HD video formats. The Avid DNA family includes Avid Media Composer Adrenaline and Avid Newscutter Adrenaline FX, both of which began shipping in the second quarter of 2003, and Avid Xpress Pro and Avid Mojo, which began shipping in the third quarter of 2003. The Avid Media Composer Adrenaline leverages the key features of its predecessor to offer improved quality, speed and performance in high-pressure time-sensitive television and film editing and production environments. The Avid Newscutter Adrenaline FX expands news editing capabilities by offering speed, reliability and a range of professional news-oriented editing and workflow features in a turnkey PC-based platform. Avid Xpress Pro software and the Avid Mojo accelerator deliver professional video, film, and audio editing capabilities including automatic color correction, real-time digital and analog output and are qualified to run on a wide range of Windows-based CPUs as well as on the Power Mac G5. The Avid DNA family also includes Avid DS Nitris which began shipping in the fourth quarter of 2003. The Avid DS Nitris is a powerful finishing tool delivering real-time effects and color correction. Our results for the balance of the year will depend, in part, on market acceptance of these new products.

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

        Net revenues increased by $11.3 million (10.4%) to $119.1 million in the quarter ended September 30, 2003 from $107.8 million for the same quarter in 2002. This increase occurred across many product lines in our Video and Film Editing and Effects ("Video") segment, most notably in our Broadcast and Unity Products, particularly those sold as part of large solutions described above. These increases were partially offset by a slight decline in sales in our Professional Audio ("Audio") segment. Revenue from the combined segments includes a positive translation currency effect of approximately $4.8 million in 2003 versus the same period a year ago (assuming prior quarter revenues were expressed at current quarter exchange rates), primarily due to a strengthening of the euro.

        Net revenues increased by $38.6 million (12.6%) to $344.6 million for the nine months ended September 30, 2003 from $305.9 million for the nine months ended September 30, 2002. The increase occurred in our Video segment with Unity and Broadcast Products showing the most significant increases, particularly those sold as part of large solutions described above. These increases were slightly offset by a decline in sales in our Audio segment. Revenue from the combined segments includes a positive translation currency effect of approximately $15.8 million as compared to the nine month period ended September 30, 2002 (assuming prior quarter revenues were expressed at current quarter exchange rates), primarily due to a strengthening of the euro.

        Net revenues derived through indirect channels were approximately 73% of net revenues for the three months ended September 30, 2003, compared to 81% of net revenues for the same period in 2002. Indirect channel revenues were approximately 74% of net revenues for the nine months ended September 30, 2003, compared to approximately 82% for the same period in 2002. In both cases, the decrease was due primarily to the higher proportion of Broadcast revenue in the current period, which is sold primarily through our direct sales force.

        Sales in the Americas have typically accounted for approximately 55% of our consolidated net revenues, while sales in Europe and Asia Pacific represent the remaining 45%. However, the relative percentages of sales among the regions can vary based on, among other things, the impact of currency exchange rate variations on revenues, the timing of revenue recognition of solutions sales, and local economic conditions.

        Sales in the Americas accounted for 54% and 56% of our third quarter 2003 and 2002 net revenues, respectively. For each of the nine-month periods ended September 30, 2003 and 2002, sales in the Americas accounted for 56% and 55% of net revenues, respectively. For the three-month period ended September 30, 2003, Americas sales increased by approximately $4.4 million or 7.2%, compared to the same period in 2002. For the nine-month period ended September 30, 2003, Americas sales increased by approximately $22.0 million or 13.0%, compared to the same period in 2002.

        Sales in the Europe and Asia Pacific regions accounted for 46% and 44% of our third quarter 2003 and 2002 net revenues, respectively. For the nine-month periods ended September 30, 2003 and 2002, sales in the Europe and Asia Pacific regions accounted for 44% and 45% of net revenues, respectively. The combined Europe and Asia Pacific sales in the third quarter of 2003 increased by approximately $6.9 million or 14.5%, compared to the same period in 2002. For the nine-month period ended September 30, 2003, sales increased by approximately $16.6 million or 12.2%, compared to the same period in 2002.

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

        Gross margin increased to 55.7% in the third quarter of 2003 compared to 50.6% in the same period of 2002. This increase was primarily due to a positive impact on revenue from currency exchange rates with no offsetting impact on costs of revenues as most of our manufacturing costs are transacted in U.S. dollars. Additionally, there was a favorable product mix due to the introduction of Media Composer Adrenaline in the quarter ended June 30, 2003 which has a higher gross margin than many of our other products.

        Gross margin increased to 54.8% for the nine months ended September 30, 2003 from 49.8% for the same period in 2002. This increase was primarily due to a positive impact from currency exchange rate fluctuations, a more favorable product mix due to the introduction of Media Composer Adrenaline in the quarter ended June 30, 2003, and a decrease in price reductions and discounting primarily in the Americas.

Research and Development

        Research and development expenses decreased by $0.2 million (1.0%) in the third quarter of 2003 compared to the same period in 2002 and increased by $2.7 million (4.4%) for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in the three-month period ended September 30, 2003 was primarily due to decreased engineering outsourcing associated with the development of our new DNA products, largely offset by increased variable compensation-related expenses. The increase in the nine-month period ended September 30, 2003 was primarily the result of variable compensation-related expenses and engineering outsourcing associated with the development of new products. Research and development expenses decreased to 17.4% of net revenues in the third quarter of 2003 from 19.4% in the same quarter of 2002. Research and development expenses decreased to 18.5% of net revenues for the nine months ended September 30, 2003 from 20.0% for the same period in 2002. For both periods the decrease in research and development expenses as a percentage of net revenues is primarily due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $2.3 million (8.9%) in the third quarter of 2003 compared to the same period in 2002 and increased by $5.6 million (7.4%) for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in both periods was primarily due to increased employee compensation expenses attributable in part to a small increase in the number of employees, but also to variable compensation, as well as certain costs associated with our new product releases. Marketing and selling expenses decreased to 23.5% of net revenues in the third quarter of 2003 from 23.8% in the same quarter of 2002. Marketing and selling expenses decreased to 23.5% of net revenues for the nine months ended September 30, 2003 from 24.7% for the same period in 2002. For both periods the decrease in marketing and selling expenses as a percentage of net revenue is due to the increased revenue base.

General and Administrative

        General and administrative expenses increased by $0.2 million (4.0%) in the third quarter of 2003 compared to the same period in 2002 and increased by $1.6 million (11.0%) for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in both periods was primarily due to variable compensation-related expenses. The nine-month period ended September 30, 2003 also included increased legal and audit fees both primarily related to costs of complying with recent legislation. General and administrative expenses decreased to 4.8% of net revenues in the third quarter of 2003 from 5.1% in the same quarter of 2002 and decreased to 4.8% from 4.9% of net revenues for the nine months ended September 30, 2003 and 2002, respectively, due, for all periods, to the increased revenue base.

Restructuring and Other Costs, Net

        In March 2003, we implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, we recorded a $1.8 million restructuring charge during the first quarter of 2003. The charge included $1.2 million for severance and related costs for terminated employees and $0.6 million for facility vacancy costs, including a $0.4 million non-cash charge relating to the disposition of leasehold improvements. In September 2003, we revised our estimate of the timing and amount of future sublease income associated with our Daly City facility resulting in a $0.1 million charge.

        In December 1999, we entered into an agreement to sell our Italian subsidiary to a third party. As part of that transaction, we extended the buyers $0.8 million of loans, which were fully reserved through restructuring and other costs, net. During the quarter ended June 30, 2002, we received the third and final payment of $0.3 million under these loans. We recorded this payment as a credit to restructuring and other costs, net

Amortization of Acquisition-Related Intangible Assets

        We recorded intangible assets associated with acquiring the following businesses: Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $4.8 million of the purchase consideration to completed technologies which are being amortized over periods ranging from 3 to
4.5 years. Included in the operating results for each of the quarters ended September 30, 2003 and 2002 is amortization of these intangible assets of $0.3 million. For the nine-month periods ended September 30, 2003 and 2002 operating results included amortization of $1.0 million and $0.9 million, respectively.

Other Income (Expense), Net

        Other income (expense), net generally consists of interest income and interest expense, but can also include income or losses associated with certain non-consolidated companies. Other income (expense), net for the third quarter of 2003 increased $0.3 million to $0.6 million from the same period in 2002, primarily due to higher interest income earned on significantly higher average cash, cash equivalents, and marketable securities balances. For the nine-month period ended September 30, 2003, other income (expense), net increased to $1.3 million of income compared to net expense of $0.2 million for the same period in 2002. The increase was due to the 2002 write-off of $1.0 million relating to an impaired investment accounted for under the cost method as well as higher interest income earned in 2003.

Provision for Income Taxes

        We recorded a tax provision of $0.3 million in each of the first three quarters of 2003 and $0.6 million, $0.5 million and $0.3 million for the first, second and third quarters of 2002, respectively. The provision for the first three quarters of 2003 was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits. Regular federal income taxes resulting from anticipated U.S. profits have been offset by the utilization of deductions from acquisition-related temporary differences and net operating loss carry-forwards; the tax benefit of these items is reflected in a net reduction in the valuation allowance. However, due to the remaining level of deferred tax assets and the level of related historical taxable income, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a valuation allowance against nearly all of our deferred tax assets.

        The provision for the first three quarters of 2002 was generally comprised of taxes payable by our foreign subsidiaries with no tax benefit provided on the losses before income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of September 30, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $171.6 million.

        Net cash provided by operating activities was $40.7 million for the nine months ended September 30, 2003 compared to $22.6 million for the same period in 2002. During the nine months ended September 30, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue and a decrease in accounts receivable, partially offset by a decrease in accounts payable. During the nine months ended September 30, 2002, net cash provided by operating activities primarily reflects the net loss adjusted for depreciation and amortization and other non-cash adjustments as well as a decrease in accounts receivable and an increase in accounts payable, partly offset by an increase in inventory.

        We purchased $4.6 million of property and equipment during the nine months ended September 30, 2003, compared to $7.1 million in the same period in 2002. In both of these periods, the purchases were primarily hardware and software to support research and development.

        During the nine months ended September 30, 2003 and 2002, we received net cash proceeds of $44.9 million and $2.0 million, respectively, from the issuance of common stock upon stock option exercises and under our employee stock purchase plan. In February 2002, we made a payment of $13.0 million in full satisfaction of our outstanding note to Microsoft Corporation, issued in connection with our 1998 Softimage acquisition.

        Our cash requirements vary depending upon factors such as obligations under past restructuring programs, capital expenditures and the possible acquisition of businesses or technologies complementary to our business. We believe our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). We determined that its multiple element arrangements fall within the scope of SOP 97-2 and therefore EITF 00-21 is not applicable to us. In July 2003, the EITF reached consensus on Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF 03-05"). EITF 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g. computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF 00-21 and not SOP 97-2. EITF 03-05 is applicable for revenue arrangements entered into after October 1, 2003. We believe that generally elements included in its multiple element arrangements qualify as software-related elements and therefore EITF 03-05 is not applicable to us.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

        We recently introduced several new products, including a line of digital nonlinear accelerators and next-generation Media Composer and Newscutter systems, as well as Avid Xpress Pro with Avid Mojo. In addition, Avid DS Nitris began shipping in the fourth quarter of 2003. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers, about the uses and benefits of these products. Our future success will depend in part on the acceptance and wide use of these products. In addition, there are several other risks involved with offering new products, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business. The future success of these products will also depend in part on the widespread adoption of high definition video.

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

        Large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation, and support resources to ensure their successful and timely fulfillment. As the broadcast market converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short run meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing and maintaining a share of this digital broadcast market or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

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

        Traditionally, we have been a point products company. Increasingly, we are providing end-to-end solutions for our customers. We are expanding our product line beyond our core video and audio editing markets to offer digital media production solutions to the broadcast news market (including cable and Internet news), the on-line film and video finishing market, and the emerging market for multimedia production tools (including the Internet and corporate markets). Because these markets are evolving, we must anticipate our customers' future needs and introduce compelling new products, gain market acceptance, and establish appropriate distribution channels, support, and maintenance. In addition, our continued growth in the broadcast market will depend in part on the widespread adoption of all-digital production methods. If we fail to accurately anticipate the demands of the broadcast market, we may need to adjust our plans accordingly, which could cause delays, unexpected expenses, and reallocation of our resources, and which in turn could harm our business and reduce our operating results.

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

Competition in the 3-D market has increased dramatically.

        The 3-D market has changed significantly since we acquired Softimage, a 3D company, in August 1998. Our competitors' products have eroded our market share and have contributed to downward price pressure, which has resulted in reduced margins. In addition, we have experienced delays in introducing new products into the 3-D animation market. Finally, revenues in recent years have been increasingly derived from sales to the games industry and non-traditional markets. If these non-traditional markets were to slow or delay their purchases of 3-D tools, our revenues could be adversely affected. To the extent that these factors continue or worsen, our business could suffer.

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

        We are dependent on a number of specific suppliers for certain key components of our products. We purchase these sole source components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source components and have no guaranteed supply arrangements. If any of our sole source vendors failed to supply or enhance such components, it could imperil our supply of these components and our ability to continue selling and servicing products that use these components. Similarly, if any of our vendors encountered technical, operating or financial difficulties, it could threaten our supply of these components. While we believe that alternative sources for these components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

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

        Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. For example, the recent worldwide economic slowdown had an impact on our results, and if this slowdown persists, it could have the potential to lower our revenues. Additionally, a significant portion of our business occurs near the end of each quarter, which can impact our ability to precisely forecast revenues on a quarterly basis. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

Poor global macroeconomic conditions could disproportionately impact our industry.

        As a result of recent unsettled economic conditions, our customers in the media, broadcast and content-creation industries have delayed or reduced expenditures. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for our products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If global economic conditions worsen, demand for our products may weaken, and our business and results of operations could suffer.

Terrorism, acts of war, and other catastrophic events may seriously harm our business.

        Terrorism, acts of war, or other catastrophic events may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The increasing presence of these threats has created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, and other international conflicts.

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

        Federal, state, and international authorities may adopt new laws and regulations governing the Internet, including laws and regulations covering issues such as privacy, distribution, and content. The enactment of any such laws or regulations could impede the growth of the Internet, harm our Internet initiatives, and place additional financial burdens on our business.

We could incur substantial costs protecting our intellectual property or defending against a claim of infringement.

        Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions, as well as hardware security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. From time to time unauthorized parties have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and we are unable to measure the extent to which piracy of our software exists, and software piracy can be expected to be a persistent problem.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

        Our primary exposures to market risk are the effect of volatility in currencies on asset and liability positions and revenue and operating expenses of our international subsidiaries that are denominated in foreign currencies, and the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities.

Foreign Currency Exchange Risk

        We generally derive nearly half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risk that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

        At September 30, 2003, we had $28.6 million of forward-exchange contracts outstanding, denominated in euros, Canadian dollars, British pounds, Japanese yen, Singapore dollars, and Australian dollars as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three- and nine-month periods ended September 30, 2003, net losses of $0.6 million and $3.8 million, respectively, resulting from forward-exchange contracts were included in the results of operations. These losses were partially offset by net transaction and translation gains on the related asset and liabilities for the three- and nine-month periods ended September 30, 2003 of $0.1 million and $3.5 million, respectively. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At September 30, 2003, we held $171.6 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. The anti-trust claims against Avid and Tektronix were dismissed by the United States District Court for the District of California on March 23, 2001, and the remaining common law claim against Avid was dismissed by stipulation and court order on April 6, 2001. Glen Holly appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for Rehearing and Rehearing En Banc on September 23, 2003. All lower court proceedings are stayed pending a decision on rehearing. Avid continues to view the complaint and appeal as without merit and will continue to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1    Amended and Restated 1996 Employee Stock Purchase Plan

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

A report on Form 8-K furnished July 17, 2003, reporting under Item 9 the announcement that on July 17, 2003, the Company issued a press release regarding its financial results for the quarter ended June 30, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under Item 12, "Results of Operations and Financial Condition," was instead furnished under
Item 9, "Regulation FD Disclosure."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Avid Technology, Inc.


Date:  November 13, 2003            By:  /s/ Paul J. Milbury
                                         -----------------------------------
                                         Paul J. Milbury
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date:  November 13, 2003            By:  /s/ Carol L. Reid
                                         -----------------------------------
                                         Carol L. Reid
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                           Description
-----------                           -----------


10.1    Amended and Restated 1996 Employee Stock Purchase Plan

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