Form 10-K
period 2003-12-31
AVID TECHNOLOGY INC
filed 2004-03-11
CIK 896841

AVID TECHNOLOGY, INC.
                              Avid Technology Park
                                  One Park West
                               Tewksbury, MA 01876




                                           March 11, 2004





Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549


               Re:    Avid Technology, Inc.
                      File No. 0-21174
                      Annual Report on Form 10-K

Ladies and Gentlemen:

        Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Avid Technology, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURUSANT
              TO SECTIONS 13 OR 15(D) OF THE SECURITIES ACT OF 1934
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,021,860,330 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2003.

The number of shares outstanding of the registrant's Common Stock as of February 26, 2004, was 31,240,112.

                       Documents Incorporated by Reference

          Document Description                                       10-K Part
          --------------------                                       ---------
   Portions of the Registrant's Proxy Statement for the Annual
      Meeting of Stockholders to be held May 26, 2004.............        III

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

        Make Media. Our Video and Film Editing and Effects ("Video") segment offers digital, non-linear video and film editing systems and 3D and special effects software that enable users to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially. Our Professional Audio ("Audio") segment, Digidesign, offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary Digidesign/Avid audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

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

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and game developers and Internet professionals. Projects produced using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. In addition, we ourselves have received numerous awards for technical innovations, including, Oscars, Emmys and a Grammy. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

DIGITAL MEDIA CONTENT MARKETS

        Digital formats and tools have largely displaced analog processes in many markets, such as word processing, spreadsheets, publishing, graphics, and electronic and mechanical design. Markets that use film, video and audio media have also begun migrating to digital formats. Technical advances in digital media content-creation tools have made this migration easier, allowing users to create and manipulate more complex content incorporating several elements of digital media. For example, many video games now include live-action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as "The Matrix Reloaded," "Mystic River," and "The Lord of the Rings: The Return of the King," to name a few, integrate sophisticated computer-generated special effects into traditional live action shots.

        We currently sell our products and services in two principal markets: video and film editing and effects, and professional audio. Both of these markets are transitioning from well-established analog content-creation processes to digital content-creation tools.

        Our video and film editing and effects market consists of professional users, over-the-air broadcast and cable companies, and corporate, government, and educational users. Professional users include independent production and post-production companies that produce video and film material, such as feature films, commercials, entertainment and documentary programming, industrial videos, and music videos; professional character animators and video game developers; and television facilities, film studios, and certain large corporations that perform digital media production and post-production in-house. Our customers also include a wide variety of companies that originate news programming, including national and international broadcasters, such as the British Broadcasting Corporation, the National Broadcasting Company,
TV Azteca of Mexico, and France Television, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators that produce news programming. Finally, users in corporations and various other institutional settings employ digital media tools to create and distribute information enriched by the addition of digital media content to their customers and employees.

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

RECENT ACQUISITIONS

        In January 2004 we acquired Munich-based NXN Software AG (NXN), a leading provider of asset and production management systems. NXN develops software to address the complexity of how digital assets are managed in the content creation and entertainment industries. NXN's productivity-enhancing tools have helped customers that include computer game developers, film studios and television stations.

        The NXN product line - which includes alienbrain Studio, alienbrain Engineer, and alienbrain VFX - Combines infrastructure, configuration, project, and workflow management capabilities. These customizable tools are designed to manage the complexity of content creation, balancing elements like 3D models, textures, video, audio, source code, and office documents. With alienbrain software, creators of digital media projects have greater version control which protects against losing critical data. We believe that the addition of NXN will enhance Avid's film and video postproduction, broadcast news, and 3D product lines by enriching them with a feature set that has been proven to facilitate media creation and management. NXN will be part of our Video segment.

        In December 2003 we acquired the assets of Bomb Factory Digital, Inc., a manufacturer of real-time audio DSP effects plug-ins for the Digidesign
Pro Tools platform. Bomb Factory's plug-ins are used throughout the recording industry, with customers ranging from Grammy award-winning musical artists to major broadcasters and top-tier video game developers, to realistically emulate the sound and look of vintage studio processors. Our plan is to deploy the Bomb Factory assets across our Pro Tools product line.

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

STRATEGY

        Our mission is to serve the industries that Make, Manage and Move Media. Our strategy consists of four key elements:

Continue to Deliver Best-of-Breed Products to Professional Content Creators in Video and Audio Markets

        We continue to focus on markets where digital media content creation already takes place, and we believe we enjoy a leadership position in each of these primary markets. These include the professional video and film editing and effects market (film and television studios, independent production and post-production firms, and broadcast, including hard news, long form news, and promotion), and the audio market (music, audio production, and post-production). We plan to strengthen our positions in these markets by continuing to enhance our existing products and introducing new products that satisfy a broader range of customer needs that are developed internally, jointly with third parties or through acquisitions.

Deliver Seamlessly Integrated Workflow for Customers that Work with Multiple Systems or Multiple Media Disciplines.

        We continue to invest significant resources in enhancing the interoperability of our broad array of products that Make, Manage and Move Media. To satisfy the demands of the post-production and broadcast markets, we are committed to delivering integrated solutions to our users, not just point products. For example, with Avid Unity Network-based collaborative workgroups, we are seeking to enable all of our products to connect to one another through the sharing of common media production assets and information about the media, or metadata, in a seamless workflow that encompasses all the disciplines in content creation - acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution, for example, can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of all of our tools. The entire process, including capturing news feeds, managing scripts and announcer recordings, editing and manipulating video, audio and graphics elements, delivering the finished product to a video server for playback, automated repurposing of the story for web distribution, and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of our products working together, connected in an Avid Unity workgroup.

Support Open Standards for Media, Metadata and Application Program Interfaces
(APIs).

        Beyond interoperability within the Avid family of products, we seek to design all of our products so that they are based on and can work with a variety of established industry-wide standards, including computer platforms, operating systems, networking protocols, data compression, and digital media handling formats. We have been a leader in defining and developing the Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to easily exchange digital media and metadata, across platforms and between systems and applications. AAF saves time, simplifies project management, and preserves valuable metadata that can be lost when transferring media between applications.

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

Deliver Excellent Customer Service, Support and Training.

        In order to succeed, we must provide experienced, accessible and knowledgeable customer service. We try to create a culture at Avid that encourages every employee to focus on exceptional customer service. We seek to train our support staff in a broad range of applications, operating systems, and storage and networking solutions. In addition, we work with resellers in the major regions of the world who also have the capability to deliver various levels of application and hardware support directly to end users. We also offer training in all areas of content creation though a team of experienced educational specialists throughout the world.

PRODUCTS

        The following section describes our major products and product families within the two markets into which they are sold. Information about our reportable segments, including total revenues, operating income and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote N to our Consolidated Financial Statements in Item 8.

Video and Film Editing and Effects Products

Digital Nonlinear Accelerator (Avid DNA)

        In April 2003, we unveiled a new family of products called the Digital Nonlinear Accelerator, or Avid DNA, a powerful series of specialized computer hardware products engineered specifically for media processing. When paired with our next-generation nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing, and outputting DV, SD, and HD video formats. The Avid DNA enhanced products include Avid Media Composer Adrenaline, Avid NewsCutter Adrenaline FX, Avid Xpress Pro with Avid Mojo hardware and
Avid DS Nitris, described below.

Media Composer for Windows and Macintosh Platforms

        Our Media Composer family consists of digital, non-linear editing products that are used to create high-quality productions such as television shows and commercials, feature films, music videos, corporate videos, and other non-broadcast finished videos. This product family, which accounted for approximately 16%, 19% and 21% of our revenues in 2003, 2002 and 2001, respectively, includes five Media Composer models: the Film Composer product, the Media Composer Offline, the Media Composer 1000, the Media Composer 9000, and the new Media Composer Adrenaline system, each of which provides various levels of capability and functionality.

        Our Media Composer products are designed primarily for use by professional film and video editors. They convert visual and audio source material from video tape to a digital format and store the converted material on a range of hard disk storage devices. Once digitized, the stored media can be previewed, edited, and played back. The Media Composer Adrenaline system provides the real-time performance of a hardware-based system for up to eight streams of uncompressed SD video and the platform flexibility and performance scalability of a software-based system.

        The Film Composer product is a 24 frames-per-second, or fps, editing system for projects that originate and finish on film. Film footage can be converted to video signals for editing, but because video runs at different speeds, a standard 30 or 25 fps video editing system does not yield an accurate 24 fps film cut list from which to edit a final master of the film. Avid's Film Composer product includes software that solves this problem by determining which frames on the video tape are actual frames from the film source material.

Avid|DS for Windows Platform

        Our Avid|DS product is a comprehensive, digital non-linear production system for real-time creating, editing, and finishing effects-intensive short projects, such as commercials and music videos. This product family consists of four models: Avid|DS, Avid|DS HD, Avid|DS HD Editor, and the new Avid DS Nitris system. They combine a rich set of tools for video and audio editing, compositing, effects generation, image treatment, and project management, all integrated within a unified architecture and common user interface, running on the Windows NT platform. With Avid|DS, digital artists have access to a comprehensive toolset with the capability of processing uncompressed video, combined with a choice of third-party hardware platforms. Avid DS Nitris system represents the high end of this product family, providing guaranteed real-time performance plus processing power that scales with the host CPU.

Avid Symphony for Windows and Macintosh Platforms

        Our Avid Symphony product is a digital, non-linear video editing system that offers real-time on-line editing and finishing capabilities targeted at high-end postproduction, such as primetime television programs and nationally broadcast commercials. The Avid Symphony system is designed to finish high-end editorial projects that are "off-lined" - i.e., put into a narrative story format - on an Avid Media Composer system and traditionally finished in a linear suite. The Avid Symphony system delivers all of the proven Media Composer editing functionality, plus higher-end, real-time finishing tools such as advanced scene-to-scene built-in color correction, motion tracking and image stabilization, as well as Universal Editing and Mastering.

Avid Xpress for Windows and Macintosh Platforms

        Our Avid Xpress product is a digital, non-linear video editing system designed to meet the needs of media professionals and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress software has a streamlined user interface and editing model targeted for this category of user. As a more affordable product than the Media Composer, Symphony and Avid|DS systems, the Avid Xpress system targets a broader potential customer base.

Avid Xpress DV and Avid Xpress Pro for Windows and Macintosh Platforms

        Our Avid Xpress DV and Avid Xpress Pro products are digital, nonlinear video editing systems designed to offer the professional quality and sophistication of an Avid system at a lower cost. These systems are marketed to media professionals, Internet video developers, and video/film educators involved with video and multimedia production for a variety of distribution mediums including videotape, CD-ROM and the Internet. Avid Xpress DV software has a streamlined user interface and editing model, and is ideal for DV-format based production environments where cost is a major factor. The Avid Xpress DV system delivers the industry leading Avid-editing user interface at an affordable price point in a portable form convenient for editing in the field or on location. The Avid Xpress Pro system provides additional functionality through built-in software "experts" such as AutoCorrect color correction, AutoSave and ExpertRender. When combined with the Avid Mojo Digital Nonlinear Accelerator (Avid DNA) product, Avid Xpress Pro provides the first and only real-time portable video solution for notebook computers.

NewsCutter Effects for Windows Platform

        Our NewsCutter Effects product is a digital, non-linear video editing system designed to meet the real-time demands of television news production. The NewsCutter Effects system supports the popular DVCPro 25, 50 megabyte, and D10/IMX media compression formats, and is built on a Windows NT-based computer platform. NewsCutter Effects enables broadcast news editors to edit news and news features in an environment with time-critical demands. Based on the same core technology as the Media Composer system, the NewsCutter Effects system offers a range of editing and real-time effects features. Our NewsCutter Effects product can operate as a stand-alone editing system or in a news production workgroup with a playback system. The Newscutter Adrenaline FX product, released in June 2003, provides editors and reporters with access to all their media and even greater speed in sending news for broadcast.

NewsCutter XP

        Our NewsCutter XP product is a digital, non-linear video editing system that significantly expands the reach of our NewsCutter product line, delivering a powerful editing suite into the hands of journalists in the field using just a laptop computer and a portable camera. This solution includes all the editing and creative features of the Adrenaline FX model. The Desktop version of our NewsCutter XP product offers a lower-cost alternative to our NewsCutter Effects product, with all of the news-specific innovation of the NewsCutter line. We also offer NewsCutter XP Mobile, a software-only news editing system available for use with notebook computers. This system provides increased flexibility to broadcasters as stories can be easily created, edited and transferred back to the newsroom for immediate broadcast. Combining the NewsCutter XP product with the Avid Mojo accelerator provides a comprehensive input/output, I/O with composite and S-video inputs over a FireWire connection. The addition of Avid Mojo hardware also enhances the NewsCutter XP system with the QuickRecord option.

Avid AirSPACE

        Our AirSPACE product, together with other Avid products, provide end-to-end broadcast solutions from ingest to editing, storage and playback. These products are among the industry's leaders in HDTV and SDTV broadcast and post-production server solutions. When combined with NewsCutter Effects, NewsCutter XP and the Avid Unity for News systems, the AirSPACE product line is a preferred server for news applications.

Avid Xdeck

        Avid Xdeck is a direct-ingest digitizing system for Avid Unity for News, MediaNetwork, and Avid Unity LANshare shared media systems. Broadcast news operations can ingest high-resolution material quickly and directly into Avid Unity systems, without having to stage the media through an ingest server, tie up nonlinear editors, or involve the inefficient shuttling of tapes, thereby removing the "digitizing bottleneck" that has often hampered the nonlinear workflow.

Avid iNews Products

        Our Avid iNews NRCS (News Room Computer System) product is a newsroom production and automation system designed to facilitate and integrate the processes of news gathering, story creation, script editing, and newscast planning and creation. The Avid iNews NRCS system features a simplified user interface for novice users and the ability to export to the Internet and directly access Internet news files using standard web browsers. The Avid iNews system is scalable from 10 to 1,000 users, and its WAN capabilities allow stories to be automatically routed from one station in a group to another.

        Our Avid MediaBrowse desktop tool streamlines news production by giving producers, journalists, and writers simultaneous access to view video assets, select clips, and perform simple edits at their workstations. With the Avid MediaBrowse product, media is available to multiple users even while feeds are recording, allowing edit decisions to be automatically transferred to a NewsCutter system. Additionally, the MediaBrowse tool can be integrated with the Avid Unity MediaNetwork for News environment.

SOFTIMAGE Content Creation Tools

        The SOFTIMAGE family of content creation tools, consisting of SOFTIMAGE|XSI, SOFTIMAGE|3D and SOFTIMAGE|BEHAVIOR, provides users in various industries with speed and flexibility in 3D animation, 2D cel animation, compositing and special effects software. SOFTIMAGE|XSI software provides a wide range of tools in a unified, integrated 3D environment, enabling users to produce richer and more visually sophisticated results in less time, offering clients more flexibility as well as the potential to increase the number of projects they can complete in a given period. SOFTIMAGE|XSI v3.5 is certified for Windows NT, Windows 2000, Windows XP, IRIX and LINUX platforms.

        Our SOFTIMAGE|3D product was our initial content creation tool for 3D character animation for the film, commercial, and games development markets. SOFTIMAGE|3D features production-proven organic modeling, character animation tools, and high-quality photo-realistic rendering. SOFTIMAGE|3D v4.0, is certified for Windows NT, Windows 2000, IRIX and LINUX platforms.

        The SOFTIMAGE|BEHAVIOR v1.1 product is a scalable, fully programmable crowd simulation and behavioral animation system, incorporating a complete Integrated Development Environment (IDE).

Avid Storage and Workgroup Services

        Avid offers a broad portfolio of storage products to support the needs of our customers. The offering scales from direct-attached storage devices for a standalone editor to an integrated system which supports multiple users on a network that must store, share and manage media. This product family, which accounted for approximately 19%, 15% and 16% of our revenues in 2003, 2002 and 2001, respectively, includes Avid Unity MediaNetwork, Avid Unity LANshare EX, Avid Unity MediaManager, Avid Unity Transfer Manager, and local media storage.

        Our Avid Unity MediaNetwork and Avid Unity LANshare EX systems is comprise a set of open networking and central, digital storage products based on an advanced media file system that enables real-time, simultaneous sharing of high-bandwidth digital media. These systems connect editors, artists, sound designers, and effects specialists throughout a digital facility to the same network, improving workflow, raising productivity, and enhancing creativity by eliminating many of the routine, mechanical tasks associated with managing today's part-linear, part-nonlinear post production process. The Avid Unity MediaNetwork consists of server-assisted shared storage and networking technologies, providing support for a wide range of applications and platforms, including Avid Unity MediaManager and TransferManager. Avid Unity MediaManager allows users to find, sort, and retrieve media quickly and easily while maintaining secure project-level access control. Avid Unity TransferManager allows for the real-time transfer of materials among workgroup members. Both of these productivity tools provide efficient solutions by allowing production, editing and administrative tasks to take place in parallel. Avid Unity storage systems range in capacity from 2.88 terabytes to approximately 20 terabytes.

        We offer a family of local digital media storage solutions for use with our systems. These storage systems range in capacity from thirty six gigabytes to more than 1.75 terabytes.

        Avid offers a variety of storage hardware subsystems which are used to add media editing and playback capacity, improve image quality, support workgroup media sharing, and protect media from loss due to hardware failure.
We purchase disk drives, tape drives, and storage enclosure sub-systems from third-party manufacturers, integrate them, enhance their performance, test, and certify them for use with our systems. We then package these products in various configurations.

Professional Audio Products

Pro Tools

        Developed by our Digidesign audio division, Pro Tools is a multi-track, non-linear digital audio workstation comprising a variety of hardware options and bundled software that runs on Macintosh and Windows platforms. The Pro Tools workstation provides solutions for the entire audio production process, including sound synthesis, recording, editing, signal processing, integrated surround mixing and mastering. Pro Tools users work in the, prosumer and professional music, film, television, radio, multimedia, DVD, and Internet production markets. Pro Tools systems support a rich third-party development environment, with more than 100 development partners providing a variety of additional software and hardware add-on options. The first ProTools|HD system, which began shipping in early 2002, was further enhanced in October 2003 by the introduction of the Pro Tools|HD Accel card which provided greatly increased power of the DSP processing hardware that forms the base of the system.

        Digidesign offers Pro Tools systems in a variety of price points and configurations, ranging from high-end systems for professional music and post-production, to the affordable Mbox, Digi 002, and Digi 002 Rack systems for home production studios. The Mbox system, introduced in early 2002, is an "all-in-one" two-channel mic/line USB audio interface, designed in cooperation with Focusrite Audio Engineering, Ltd., a leading manufacturer of analog audio processing equipment. Bundled with Pro Tools LE software, the Mbox system integrates audio recording, editing and mixing in an affordable, portable package for entry-level users, as well as professionals who wish to use additional low cost satellite systems. The Digi 002 system, introduced in late 2002, was designed as a comprehensive home audio production studio. The Digi 002 system combines a versatile multi-channel audio interface with multiple mic/line preamps, a full-featured and compact control surface with touch-sensitive motorized faders, and can also act as a standalone compact digital mixer. It communicates with the bundled Pro Tools LE software via a 1394 FireWire connection. The Digi 002 Rack system was introduced in 2003, and is a version of the 002 that is compact and rack-mountable without the motorized fader control features. The Pro Tools product family accounted for approximately 25%, 27% and 19% of our revenues in 2003, 2002 and 2001, respectively.

ProControl

        Our ProControl product is Digidesign's high-end, expandable hardware control surface for hands-on access to the recording, editing, processing, and surround mixing capabilities of Pro Tools software. The ProControl control surface connects to the host computer (and Pro Tools software) via high-speed Ethernet, serving as a comprehensive front end for professional Pro Tools systems. The ProControl system allows full tactile control of Pro Tools functions with patented touch-sensitive motorized faders and dedicated switches, character displays and knobs. With its modular design, the ProControl system can be customized to fit any studio, providing from 8 to 48 channels of simultaneous control. The Edit Pack option adds integrated control of advanced editing and surround mixing features, rounding out the ProControl product range.

Control|24

        Our Control|24 product is a control surface that combines hands-on access to Pro Tools software features and high-quality microphone pre-amplifiers from Focusrite. The Control|24 product communicates with the host computer (and Pro Tools software) via Ethernet, and provides tactile control of most Pro Tools functions. The Control|24 product is a 24-fader, fixed-size control surface, designed for music production and broadcast applications.

 AVoption|XL

        The AVoption|XL hardware option for Pro Tools systems allows the user to record, edit and process sound synchronized with Avid-format, non-linear digital video. Designed for post-production professionals working in film, TV and video, the AVoption|XL product enables capture, playback, and basic editing of broadcast-quality picture from projects originating on Avid Media Composer, Film Composer and Symphony systems. The AVoption|XL product also includes the DigiTranslator software option that provides users with a high level of media and metadata interchange with any compatible Avid video editing system.

SALES AND SERVICE

        We market and sell our solutions through a combination of direct and indirect sales channels, covering a range of customers throughout the world.

        From our traditional presence in the high-end post-production market to broadcast news, low-cost post-production, and streaming media solutions, we strive for balanced market and geographic sales coverage. We target an array of markets from our traditional customer base in high-end post-production to newer markets in broadcast news, low-cost post-production and streaming media solutions. We sell our products primarily through a network of more than 250 independent distributors, value-added resellers and dealers. We supplement these channels with a team of our sales representatives directly serving select customers and markets.

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

MANUFACTURING AND SUPPLIERS

        Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. We also rely on independent contractors to manufacture components and subassemblies to our specifications. Our systems undergo testing and quality assurance at the final assembly stage. We are dependent on a number of sole source vendors for certain key hardware components of our products. For the risks associated with our reliance upon certain vendors, see "Certain Factors that May Affect Future Results" under Item 7.

        We have manufacturing facilities in Tewksbury, Massachusetts; Dublin, Ireland; Madison, Wisconsin; and Menlo Park, California. We also contract with third-party manufacturing facilities for certain component parts.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. We are committed to delivering best-in-class video, film, 3D animation, and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. Our research and development efforts also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Increasingly, we design our systems to be Internet-enabled with technology for encoding and streaming media over the Internet.

         Our research and development operations are primarily located in Tewksbury, Massachusetts; Daly City, California; Madison, Wisconsin; and Montreal and Edmonton, Canada. We also employ independent contractors in the United States and abroad for some of our research and development activities.

COMPETITION

        The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of suppliers providing different types of products to different markets.

Video Postproduction and 3D

        In the TV, video, and film postproduction markets, we compete primarily with vendors that offer similar digital editing and effects products based on
standard computer platforms.   These competitors include AJA Video Systems Inc.,
Adobe Systems Incorporated, Quantel Inc., BlackMagic Design Pty. Ltd., Discreet (a division of Autodesk, Inc.), Apple Computer, Media 100 Inc., Pinnacle Systems, Inc. and Sony Corporation. In the 3D/animation sector, we compete with other manufacturers of content creation solutions for the video game, feature film, and related markets, including Discreet, Alias (a subsidiary of Silicon Graphics, Inc.), and NewTek, Inc.

Broadcast

        In the broadcast sphere, we compete with vendors of editing and effects products for originators of news, sports, and special programming for television. Our broadcast competitors include the Associated Press, Sony Corporation, Pinnacle Systems, Inc., Thomson Grass Valley, Quantel Inc. and Leitch Technology Corporation. We also compete with broadcast vendors that generally have offered analog-based products, such as Sony Corporation and Matsushita Electrical Industrial Co., Ltd. We expect competition from these analog-based vendors to increase as they develop and introduce digital media products.

Data Storage and Digital Asset Management

        Avid competes in the data storage market with companies such as EMC Corporation, Transoft Inc., Medea Corporation, Rorke Data (a subsidiary of Bell Microproducts), Apple Computer and Hewlett-Packard Company. In the digital asset management industry, the alienbrain product family - which Avid acquired in January 2004 from NXN Software AG - competes with Artesia Technologies, emotion Inc., Documentum (a division of EMC), IBM Rational ClearCase, Perforce Software, Inc., and Borland Software Corporation.

Audio

        In the professional audio market, we compete primarily with suppliers of traditional analog and digital recording and/or mixing systems, including manufacturers of disk-based digital audio workstation software/hardware products such as Emagic (a subsidiary of Apple Computer), Roland Corporation, Steinberg Media Technologies (a subsidiary of Pinnacle), Merging Technologies, and Mark of the Unicorn (MOTU). We also compete with manufacturers of low-cost audio I/O hardware such as Loud Technologies, Inc. (formerly Mackie Designs), Tascam (a division of TEAC Corporation) and Yamaha Inc., as well as mixing console manufacturers such as Euphonix, AMS/Neve, and Solid State Logic (SSL). In addition, companies such as Creative Technology Ltd. currently provide low-cost digital audio playback cards targeted primarily at the personal computer game market. There can be no assurance that these companies will not also introduce products that are more directly competitive with our products.

EMPLOYEES

        We employed 1,582 people as of December 31, 2003.

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

        We lease facilities in Dublin, Ireland; Madison, Wisconsin; and Menlo Park, California for the manufacture and distribution of our products. We lease office space in Daly City, California for our Digidesign headquarters, including its administrative, sales and marketing, and research and development activities, and in Iver Heath, United Kingdom, for our European headquarters, including administrative, sales, and support functions. Finally, we lease facilities in Montreal and Edmonton, Canada, which house certain administrative, research and development, and support operations. In December 2002, we vacated portions of our leased space in Daly City and Montreal. In July 2003 we subleased a portion of our space in Montreal to an unrelated company. This sublease expires in January 2007.

        In September 1995, our United Kingdom subsidiary entered into a 15-year lease in London, England. We vacated this property in 1999 as part of our corporate restructuring actions, and have currently sublet all of this space. We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

        We anticipate that our leased facilities will be adequate for our needs during 2004.

ITEM 3.     LEGAL PROCEEDINGS

        On March 11, 1996, we were named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon our motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by us. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to the date of the complaint) and ending May 15, 1999. In our answer to the complaint, we have asserted that we did not infringe the patent and that the patent is invalid. We are unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, we believe we do not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. We believe we have meritorious defenses to the complaint and intend to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

        In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a company that used Tektronix equipment and rented it to others, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the antitrust claims against both parties and the remaining common law claim against us was dismissed without prejudice by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. The case, including the common law claim against Avid that had been previously dismissed, is once again pending in the United States District Court for the District of California, and the parties are resuming discovery as to the plaintiff's claims and alleged damages. We do not believe that we can provide an estimate of the range of possible loss in the Glen Holly litigation because we do not have sufficient information at this time to make a reasonable estimate of such range. In addition, the Glen Holly litigation involves an alleged antitrust violation and any damage award in the case is contingent upon Glen Holly proving lost profits. In 2004, we have been in discussion with Glen Holly regarding potential settlement of this matter; however, no agreement has been reached and settlement is uncertain at this time. We continue to view the complaint and appeal as without merit and will continue to defend ourselves vigorously. However, an adverse resolution of this litigation could have an adverse effect on our consolidated financial position or results of operations in the period for which the litigation is resolved. No costs have been accrued for this possible loss contingency.

        Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, we may seek licenses or settlements. In addition, as a normal incidence of the nature of our business, various claims, charges, and litigation have been asserted or commenced against us arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on our financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is (i) the name and age of each executive officer of the Company; (ii) the position(s) presently held by each person; and (iii) the principal occupation held by each person for at least the past five years.


EXECUTIVE OFFICER          AGE                       POSITION(S)

David A. Krall             43        President and Chief Executive Officer

Paul J. Milbury            55        Vice President and Chief Financial Officer

Joseph Bentivegna          43        Vice President of Video Development
                                     and Operations

David M. Lebolt            47        Vice President and General Manager,
                                     Digidesign

Charles L. Smith           43        Vice President of Worldwide Sales,
                                     Marketing & Services

Michael J. Rockwell        37        Vice President of Software Engineering
                                     and Chief Technology Officer

Carol L. Reid              56        Vice President and Corporate Controller

Ethan E. Jacks             50        Vice President of Business Development,
                                     Chief Legal Officer and Corporate Secretary

Patricia A. Baker          56        Vice President of Human Resources
-----------------

DAVID A. KRALL. Mr. Krall has served as President since October 1999 and Chief Executive Officer since April 2000. Previously, he served as Avid's Chief Operating Officer from October 1999 to April 2000. Prior to that, Mr. Krall served in various capacities at Digidesign: Chief Operating Officer of Digidesign from July 1998 to October 1999, Vice President of Engineering from June 1996 to July 1998 and Director of Program Management from May 1995 to
June 1996.

PAUL J. MILBURY. Mr. Milbury has served as Vice President and Chief Financial Officer since December 2000. Prior to joining Avid, Mr. Milbury was Chief Financial Officer of iBelong.com, Inc. from April 2000 to December 2000, and Chief Financial Officer of JuniorNet Corporation from October 1998 to April 2000. Prior to that, Mr. Milbury spent 19 years at Digital Equipment Corporation (now part of Hewlett-Packard Computer Corporation), where in 1995 he became Vice President and Treasurer.

JOSEPH BENTIVEGNA. Mr. Bentivegna has served as Vice President of Video Development and Operations since August 2001. Previously, he held a variety of other positions at Avid, including Vice President and General Manager of Avid Media Solutions from June 2000 to August 2001, Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

DAVID M. LEBOLT. Mr. Lebolt has served as Vice President and General Manager of Digidesign since July 2002. Previously, Mr. Lebolt held a variety of positions at Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999, and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production, and has received both Clio and Emmy(R) awards for his production work.

CHARLES L. SMITH. Mr. Smith has served as Vice President of Worldwide Sales, Marketing and Services since November 1999. Prior to his present position, Mr. Smith served in various capacities at Digidesign: Vice President of Sales and Marketing from October 1996 to November 1999, Vice President of International Sales from August 1995 to October 1996, and Managing Director Digidesign UK from May 1993 to August 1995.

MICHAEL J. ROCKWELL. Mr. Rockwell has served as Vice President of Software Engineering since December 2003 and as Chief Technology Officer since August 2001. Previously, Mr. Rockwell was Vice President and General Manager of Avid Internet Solutions from June 2000 to August 2001, and Chief Architect for Software Engineering of Digidesign from January 1997 to November 1999. Mr. Rockwell's prior positions with Digidesign included Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

CAROL L. REID. Ms. Reid has served as Vice President and Corporate Controller since November 1998. Prior to joining the Company, Ms. Reid spent 20 years at Digital Equipment Corporation (now part of Hewlett-Packard Computer Corporation), where she was Vice President of Internal Audit from January 1998 to November 1998 and Assistant Treasurer/Director from October 1994 to January 1998.

ETHAN E. JACKS. Mr. Jacks has served as Vice President of Business Development since June 1999 and Chief Legal Officer since June 2000. From May 2000 to December 2000, Mr. Jacks also served as Acting Chief Financial Officer and from March 1999 to June 2000 as General Counsel. Prior to joining Avid,
Mr. Jacks was Vice President and General Counsel for Molten Metal
Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner at McDermott, Will & Emery.

PATRICIA A. BAKER. Ms. Baker has served as Vice President of Human Resources since November 2002. From May 1996 to November 2002, Ms. Baker was responsible for human resource matters at Digidesign. Prior to joining Avid, Ms. Baker held senior human resources positions at major firms specializing in the medical, pharmaceutical, and industrial and specialty chemical industries. Ms. Baker was also President of The Baker Group, an independent consulting firm that focused on both strategic organizational planning and executive team building.


There are no family relationships among the named executive officers.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2003 and 2002.

    2003                           High               Low
    ----                           ----               ---
First Quarter                     $24.15            $16.76
Second Quarter                    $38.15            $21.86
Third Quarter                     $57.95            $33.96
Fourth Quarter                    $59.77            $44.65


    2002                           High               Low
    ----                           ----               ---
First Quarter                     $14.25             $9.85
Second Quarter                    $13.95             $7.25
Third Quarter                     $11.79             $7.93
Fourth Quarter                    $23.47             $8.26


        On February 26, 2004, the last reported sale price of the Nasdaq National Market for our common stock was $42.93 per share. The approximate number of holders of record of our common stock at February 26, 2004 was 414. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        We have never declared or paid cash dividends on our capital stock and currently intend to retain all available funds for use in the operation of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

        The following table sets forth our selected condensed consolidated financial data. The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                     For the Year Ended December 31,
                                                        -----------------------------------------------------
                                                           2003       2002       2001       2000       1999
                                                        -----------------------------------------------------
Net revenues                                             $471,912   $418,719   $434,638   $476,090   $452,555
Cost of revenues                                          209,373    207,236    213,572    234,424    205,877
                                                        ---------- ---------- ---------- ---------- ----------
  Gross profit                                            262,539    211,483    221,066    241,666    246,678
                                                        ---------- ---------- ---------- ---------- ----------
Operating expenses:
  Research and development                                 85,552     82,346     86,140     82,900     88,932
  Marketing and selling                                   109,704    100,761    113,053    119,469    129,889
  General and administrative                               23,208     19,819     23,313     27,504     28,147
  Restructuring and other costs, net                        3,194      2,923      8,268          -     14,469
  Amortization of intangible assets                         1,316      1,153     31,168     66,872     79,879
                                                        ---------- ---------- ---------- ---------- ----------
    Total operating expenses                              222,974    207,002    261,942    296,745    341,316
                                                        ---------- ---------- ---------- ---------- ----------
Operating income (loss)                                    39,565      4,481    (40,876)   (55,079)   (94,638)
Other income, net                                           1,874        218      5,529      3,730      3,459
                                                        ---------- ---------- ---------- ---------- ----------
Income (loss) before income taxes                          41,439      4,699    (35,347)   (51,349)   (91,179)
Provision for income taxes                                    550      1,700      2,800      5,000     46,369
                                                        ---------- ---------- ---------- ---------- ----------
Net income (loss)                                         $40,889     $2,999   ($38,147)  ($56,349) ($137,548)
                                                        ========== ========== ========== ========== ==========

Net income (loss) per common share - basic                  $1.40      $0.11     ($1.49)    ($2.28)    ($5.75)
                                                        ========== ========== ========== ========== ==========

Net income (loss) per common share - diluted                $1.25      $0.11     ($1.49)    ($2.28)    ($5.75)
                                                        ========== ========== ========== ========== ==========

Weighted average common shares outstanding - basic         29,192     26,306     25,609     24,683     23,918
                                                        ========== ========== ========== ========== ==========

Weighted average common shares outstanding - diluted       32,653     26,860     25,609     24,683     23,918
                                                        ========== ========== ========== ========== ==========

CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                                                            As of December 31,
                                                     --------------------------------------------------------
                                                        2003        2002       2001       2000       1999
                                                     --------------------------------------------------------
Cash, cash equivalents and marketable securities        $196,309     $89,034    $72,961    $83,206   $72,805
Working capital                                          196,605      94,130     85,490     96,585    70,344
Total assets                                             348,119     235,803    215,806    266,482   312,024
Long-term debt and other liabilities                         607       1,427     13,020     13,449    14,220
Total stockholders' equity                               227,105     123,564    104,758    137,850   167,923

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage, and Move Media."

        In April 2003, we unveiled a new family of products called the Digital Nonlinear Accelerator, or Avid DNA, a powerful series of specialized computer hardware products engineered specifically for media processing. When paired with our next-generation nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing and outputting DV, SD and HD video formats. The Avid DNA family includes Avid Media Composer Adrenaline and Avid Newscutter Adrenaline FX systems, both of which began shipping in the second quarter of 2003, and Avid Xpress Pro and Avid Mojo, which began shipping in the third quarter of 2003. The Avid Media Composer Adrenaline system leverages the key features of its predecessor to offer improved quality, speed and performance in high-pressure time-sensitive television and film editing and production environments. The Avid Newscutter Adrenaline FX expands news editing capabilities by offering speed, reliability and a range of professional news-oriented editing and workflow features in a turnkey PC-based platform. Avid Xpress Pro software and the Avid Mojo accelerator deliver professional video, film, and audio editing capabilities including automatic color correction, real-time digital and analog output and are qualified to run on a wide range of Windows-based CPUs as well as on the Power Mac G5. The Avid DNA family also includes the Avid DS Nitris system which began shipping in the fourth quarter of 2003. The Avid DS Nitris product is a powerful finishing tool delivering real-time effects and color correction. Our future results will depend, in part, on market acceptance of these new products.

        We generally derive nearly half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risk that changes in foreign currency could materially impact, either positively or adversely, our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly re-evaluate our estimates and judgments, including those related to revenue recognition; allowances for product returns and exchanges; allowance for bad debts; the valuation of inventories and income tax assets; and reserves for recourse under financing transactions. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

        We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

        We recognize revenue from sales of products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition", as amended, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", are met. We follow the guidance of SOP 97-2 for all of our revenue recognition since all of our products and services are software-related.

        We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically maintenance and support, is deferred and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is based on the price charged when the same element is sold separately to customers.

        In most cases, our products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, a growing number of transactions, those typically involving orders from end-users of a significant number of products for a single customer site, such as news broadcasters, may require that we perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenue from either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

        Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between three and twelve months), which precedes commencement of the maintenance contracts. We defer the fair value of this support period and recognize the related revenue ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment, we defer the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

        In 2003, approximately 75% of our revenue was derived from indirect sales channels, including authorized resellers and distributors. Most of our resellers and distributors are not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. Within our Video segment, distributors of our Avid Xpress DV, Avid Xpress Pro and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. However, some channel partners, particularly those who resell our Audio products, are offered limited rights of return, stock rotation and price protection.

        Channel partners within our Audio segment are granted return rights on a case-by-case basis but are not provided a contractual right to do so. In compliance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", we record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, we analyze historical returns and credits and the amounts of products held by major resellers, and consider the impact of new product introductions, changes in customer demand, current economic conditions, and other known factors. We maintain a rolling history of returns on a product-by-product basis and analyze returns and credits by product category. Material differences may result in the amount and timing of our revenue for any period if our estimates of potential product returns or other reseller credits prove to be materially different from actual experience.

        At the time of a sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized if we are reasonably assured that collection will occur. In making this assessment, we consider customer credit-worthiness and historical payment experience. At that same time, we assess whether the fee associated with the order is fixed or determinable, considering the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If a significant portion of the fee is due after our normal payment terms, which are generally 30, but can be up to 90, days after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming the other criteria of SOP 97-2 are satisfied.

Allowance for Bad Debts and Reserves for Recourse under Financing Transactions

        We maintain allowances for estimated bad debt losses resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        We provide third-party, lease financing options to many of our customers. Avid is not generally a party to the leases; however, during the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. See Footnote I to our Consolidated Financial Statements in Item 8. We record revenue from these transactions upon the shipment of our products since we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated these programs for over eight years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participate in the program could require additional reserves.

Inventories

        Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. We regularly review inventory quantities on hand and write down inventory to its realizable value to reflect estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months), and market conditions. If actual future demand or market conditions are less favorable than estimates by management, additional inventory write-downs may be required.

Income Tax Assets

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if it is more likely than not that the asset will not be realized, we then establish an appropriate valuation allowance. Based on the level of the deferred tax assets as of December 31, 2003 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets in the U.S. is sufficient to warrant the establishment of a full valuation allowance. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over many periods.

RESULTS OF OPERATIONS

        The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                              For the Year Ended December 31,
                                          --------------------------------------
                                               2003         2002         2001
                                          --------------------------------------
   Net revenues                               100.0%       100.0%       100.0%
   Cost of revenues                            44.4%        49.5%        49.1%
                                          ------------ ------------ ------------
    Gross profit                               55.6%        50.5%        50.9%
                                          ------------ ------------ ------------
   Operating expenses:
    Research and development                   18.1%        19.7%        19.8%
    Marketing and selling                      23.2%        24.0%        26.0%
    General and administrative                  4.9%         4.7%         5.4%
    Restructuring and other costs, net          0.7%         0.7%         1.9%
    Amortization of intangible assets           0.3%         0.3%         7.2%
                                          ------------ ------------ ------------
     Total operating expenses                  47.2%        49.4%        60.3%
                                          ------------ ------------ ------------
   Operating income (loss)                      8.4%         1.1%        (9.4%)
   Other income (expense), net                  0.4%         0.0%         1.3%
                                          ------------ ------------ ------------
   Income (loss) before income taxes            8.8%         1.1%        (8.1%)
   Provision for income taxes                   0.1%         0.4%         0.7%
                                          ------------ ------------ ------------
   Net income (loss)                            8.7%         0.7%        (8.8%)
                                          ============ ============ ============

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

        Net revenues increased 12.7% from $418.7 million in 2002 to $471.9 million in 2003. Revenues in our Video business increased $48.0 million or 17.0%, while revenues in our Audio business grew by $5.2 million or 3.8%. We estimate that approximately 73%, or $35.3 million, of the growth in the Video segment during 2003 relates to increased sales volume of our products, including the new Avid DNA family of products released during 2003. The remaining 27%, or $12.7 million, of growth is attributed to higher average selling prices of our various products, which in 2003 was particularly impacted by favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting, and mix (higher or lower-end) of products sold. For the Audio segment, the revenue growth in 2003 is primarily the result of higher average selling prices of our products, including the impact of foreign currency exchange rate changes.

        Net revenues decreased 3.7% from $434.6 million in 2001 to $418.7 million in 2002. Revenues in our Video business declined $40.4 million or 12.5%, while revenues in our Audio business grew by $24.5 million or 22.0%. For 2002, we believe that a portion of the Video business decline was due to the general worldwide economic slowdown. More specifically, we believe that a reduction in advertising spending worldwide had a negative impact on post-production video business, causing our customers to reduce capital spending pending an upturn in their businesses. Revenue in our Video segment was also adversely impacted by pricing reductions and discounts, driven in part by the introduction of new lower-end products by us and our competitors. Our Audio business contributed favorably to revenues during 2002 due primarily to increased volume associated with strong demand for our new flagship digital audio workstation, Pro Tools|HD, which was introduced in January 2002. We generally see an increase in revenues when we introduce a significant new product or product enhancement.

        Net revenues derived through indirect channels were approximately 75% for 2003, compared to 81% for 2002 and 79% for 2001. The increase in direct selling from 2002 to 2003 was due primarily to the growth in sales to our broadcast customers, which generally require a longer selling cycle with more direct support. We expect sales to broadcast customers will be an area of potential revenue growth in the future.

        Sales in the Americas have typically accounted for approximately 53% of our consolidated net revenues, while sales in Europe and Asia Pacific represent the remaining 47%. However, the relative percentages of sales among the regions can vary based on, among other things, the impact of currency exchange rate variations on revenues, the timing of revenue recognition of solutions sales, and local economic conditions.

        International sales (i.e., sales to customers outside the United States and Canada) accounted for 47% of our 2003 and 2002 net revenues, compared to 48% for 2001. International sales increased by approximately $25.2 million or 12.9% in 2003 compared to 2002, and decreased by $11.9 million or 5.8% in 2002 compared to 2001. The increase in international sales in 2003 occurred principally in Europe, with the impact of currency translation being a factor. Half of the decrease in international sales in 2002 compared to 2001 occurred in Europe, with the remainder occurring in the Asia Pacific region and Latin America. Management believes these declines were attributable to the economic climate and, in Asia, also to the impact of currency translation.

Gross Margin

        Costs of revenues consists primarily of costs associated with the procurement of components; post-sales customer support costs related to maintenance contract revenue and other services; the assembly, testing, and distribution of finished products; warehousing; and royalties for third-party software included in our products. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange rate fluctuations.

        Our gross margin increased to 55.6% in 2003 compared to 50.5% in 2002, which had decreased from 50.9% in 2001. The gross margin increase in 2003 reflects primarily a positive impact from higher average selling prices of our products, which in 2003 was particularly impacted by favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting, and mix (higher or lower-end) of products sold. We also achieved reduced material and manufacturing overhead costs in the Video segment in 2003 as compared to 2002. The decrease in gross margin during 2002 primarily reflects the impact of price reductions, discounts and promotions and higher manufacturing costs, primarily in the Audio segment, partially offset by a favorable product mix, a positive margin impact from the Audio segment delivering third-party promotional software for which revenue had previously been deferred, and a positive impact from currency exchange rate fluctuations.

Research and Development

        Research and development expenses increased by $3.2 million or 3.9% in 2003 compared to 2002, and decreased by $3.8 million, or 4.4%, in 2002 compared to 2001. The increase in expenditures in 2003 was primarily due to higher personnel-related costs, in particular accrued expenses associated with our 2003 bonus plan. These costs were somewhat offset by reductions in other spending categories. The decrease in expenditures in 2002 was primarily due to lower personnel-related costs in the Video business as a result of restructuring actions taken during 2001, as well as lower depreciation expense, partially offset by higher hardware development costs and the absence of third-party funding of certain research and development projects which occurred in 2001. Research and development expenses decreased slightly as a percentage of net revenues, to 18.1% in 2003 from 19.7% in 2002, primarily as a result of the higher revenue base in 2003. Research and development expenses decreased slightly as a percentage of net revenues, to 19.7% in 2002 from 19.8% in 2001, primarily due to the decreased expenses noted above.

Marketing and Selling

        Marketing and selling expenses increased $8.9 million or 8.9% in 2003 compared to 2002, and decreased by $12.3 million, or 10.9% in 2002 compared to 2001. The increase in 2003 was primarily due to higher personnel-related costs, including salaries and related taxes and benefits as well as expenses associated with our bonus plan and commissions expense (due to higher revenues). We also had higher net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, in 2003. These increases were partially offset by lower marketing expenses such as advertising and direct mailings. The decrease in 2002 was primarily due to lower marketing expenditures for such items as trade shows, advertising and direct mailings, as well as lower personnel-related expenses resulting from various restructuring actions that occurred in 2001. Marketing and selling expenses decreased as a percentage of net revenues to 23.2% in 2003 from 24.0% in 2002, primarily due to the higher revenue base in 2003. Marketing and selling expenses decreased as a percentage of net revenues to 24.0% in 2002 from 26.0% in 2001, primarily due to the decreased expenses noted above.

General and Administrative

        General and administrative expenses increased by $3.4 million or 17.1% in 2003 compared to 2002, and decreased by $3.5 million, or 15.0% in 2002 compared to 2001. The increase in expenditures in 2003 was primarily due to higher personnel-related costs, in particular expenses associated with our 2003 bonus plan and, to a lesser extent, higher insurance costs and external legal fees as a result of complying with the Sarbanes-Oxley Act of 2002. The decrease in 2002 occurred primarily as a result of reduced external legal fees, lower personnel-related expenses and depreciation, partially offset by expense related to executive severance benefits incurred in 2002. General and administrative expenses increased as a percentage of net revenues to 4.9% in 2003 from 4.7% in 2002, primarily due to the increases in expenses discussed above. General and administrative expenses decreased as a percentage of net revenues to 4.7% in 2002 from 5.4% in 2001, primarily due to the reductions in expenses discussed above.

Restructuring and Other Costs

        Our restructuring actions during 2003 consisted of severance and facility charges made to increase efficiencies and reduce expenses, and a revision to a previous restructuring charge recorded on unutilized space. In the first quarter of 2003, we recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica, California that included a write-off of leasehold improvements of $0.4 million. Also during 2003, we recorded charges of $1.5 million related to a revision of our estimate of the timing and amount of future sublease income associated with the Daly City facility discussed below based on working with a real estate broker during the year to attempt to sublease the space.

        In December 2002, we recorded a charge of approximately $3.3 million in connection with vacating excess space in our Daly City, California; Tewksbury, Massachusetts; and Montreal, Canada facilities. The Tewksbury charge of $0.5 million was a revision of our estimate related to the August 2001 restructuring action discussed below, based on our attempts to sublet the related space during 2002. The remaining portion of the charge for Daly City and Montreal was the result of our ceasing to use a portion of each facility in December 2002 and hiring real estate brokers to assist in finding subtenants. We believe the Daly City charge of $2.4 million reflects a depressed real-estate market in the area.

        During 2001, we implemented various restructuring plans to decrease costs through the consolidation of operations and the reduction of approximately 194 jobs worldwide. In connection with these plans, we recorded charges to operating expenses totaling $10.0 million. The restructuring charges included approximately $7.4 million for severance and related costs of terminated employees and $2.6 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements that were abandoned upon vacating the related properties in 2001 and 2002. These restructuring actions were expected to result in annual cost savings of approximately $11.0 million, and management believes that these savings were achieved. In connection with these and prior plans, we made cash payments in 2001 of $6.2 million related to personnel severance-related costs and $0.6 million related to vacated facilities. In 2002, we made severance related payments of $1.2 million, facilities-related payments of $0.7 million and wrote off $1.0 million of leasehold improvements. In 2003 we made severance-related payments of $1.5 million and facilities-related payments of $1.7 million.

        As of December 31, 2003 we have an aggregate obligation under leases for which we have vacated the underlying facilities of approximately $17.9 million, including facilities in Daly City, California; Tewksbury, Massachusetts; London, England and Montreal; Canada. We have a remaining restructuring accrual balance for vacated facilities at December 31, 2003 of $4.8 million, which represents the difference between this aggregate obligation and expected future subleases income under actual or estimated potential sublease agreements. See Notes I and M to our Consolidated Financial Statements.

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

        Also in December 1999, we entered into an agreement to sell our Italian subsidiary to a third party which established the entity as a distributor of Avid products. The sale was completed in the first quarter of 2000. In 1999, we recorded a loss of approximately $2.0 million related to the sale, including a reserve of $1.0 million for our guarantee of the new entity's line of credit with a bank. This guarantee ended on January 31, 2001 without requiring any cash payment by us. Accordingly, in the quarter ended March 31, 2001, we recorded a credit associated with the reversal of the reserve, which was included under the caption restructuring and other cost, net, where the charge was originally recorded. In addition, during each of the quarters ended June 30, 2002 and 2001, we received payments of $0.3 million in full satisfaction of a note received as partial consideration from the buyers of the Italian subsidiary. These payments were recorded as credits to restructuring and other costs, net as the note was fully reserved when initially recorded.

Amortization of Acquisition-related Intangible Assets

        In connection with our August 1998 acquisition of Softimage, we allocated $88.2 million of the purchase price to intangible assets consisting of completed technologies, work force, and trade name and recorded $120.9 million as goodwill. Included in the operating results for 2001 is amortization of these intangible assets and goodwill of $28.5 million. As of December 31, 2001, these intangible assets, including goodwill, were fully amortized.

        From 2000 to 2003 we recorded additional intangible assets as we acquired the following companies or their assets: Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. and Pluto Technologies International Inc. in 2000. In connection with these acquisitions, we allocated $8.4 million to identifiable intangible assets consisting of completed technologies and work force, and $2.2 million to goodwill. Included in the operating results for 2003, 2002 and 2001 is amortization of these intangible assets of $1.3 million, $1.1 million and $2.8 million, respectively. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of a previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. During 2003 and 2002, we recorded no goodwill or assembled work force amortization as compared to approximately $1.5 million in 2001 for these acquisitions. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $1.8 million at December 31, 2003. We expect amortization of these intangible assets to be approximately $0.8 million in 2004, $0.6 million in 2005 and $0.4 million in 2006.

Other Income and Expense, Net

        Other income and expense, net, generally consists of interest income, interest expense and equity in income of non-consolidated companies. During 2003, other income and expense, net, increased $1.7 million from $0.2 million in 2002. This increase was due to increased interest income earned on higher average cash and investment balances, as well as to the absence in 2003 of a $1.0 impairment charge recorded in 2002, discussed below.

        During 2002, other income and expense, net, decreased $5.3 million, from $5.5 million in 2001. This decrease was primarily due to two items in 2001 that did not recur in 2002: a net gain of $4.0 million recorded upon the sale of all the common stock received as consideration for our investment in Avid Sports LLC, and our equity in the net income of iNews related to their fourth quarter 2000 operations of $1.1 million (we acquired iNews in January 2001). Additionally, interest income decreased in 2002 due to a decline in interest rates and, to a lesser extent, lower average cash and investment balances on hand. Offsetting these decreases in interest and other income, net, was reduced interest expense in 2002 compared to 2001, as a result of the prepayment in February 2002 of a note payable to Microsoft in connection with our 1998 acquisition of Softimage. We recorded impairment charges of $1.0 million during 2002 and $1.1 million in 2001 for an investment in an unconsolidated entity accounted for under the cost method; after these charges, our investment was fully written-off.

Provision for Income Taxes

        Our effective tax rate was 1%, 36%, and (8%), respectively, for 2003, 2002, and 2001. The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. Based on the level of deferred tax assets as of December 31, 2003 and the level of historical U.S. and foreign taxable income and losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance against the U.S. net deferred tax assets and a majority of the foreign net deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate would have been 26% for 2003. This differs from the Federal statutory rate of 35% due primarily to our foreign subsidiaries, which are taxed at different rates.

        Excluding the impact of the valuation allowance, our effective tax rate would have been 43% for 2002. This differs from the Federal statutory rate of 35% due primarily to state taxes, while savings due to the U.S. Federal Research Tax Credit more than offset a higher level of taxes from our foreign subsidiaries, which are taxed at different rates.

        Excluding the impact of the valuation allowance, our effective tax rate would have been (34%) for 2001. This differs slightly from the Federal statutory rate of (35%), as savings due to the U.S. Federal Research Tax Credit offset a higher level of taxes from our foreign subsidiaries, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of December 31, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $196.3 million.

        With respect to cash flow, net cash provided by operating activities was $58.6 million in 2003 compared to $25.4 million in 2002 and $8.7 million in 2001. In each case, cash generated from operating activities primarily reflects net income after adjustment for depreciation and amortization. In addition, in 2003, cash flows also reflect cash generated through increases in deferred revenues and accrued expenses, partially offset by a decrease in accounts payable. In 2002, cash flows also reflect cash generated through a decrease in accounts receivable and increases in accounts payable and deferred revenues. This was partially offset by an increase in inventories during 2002. For 2001, cash flows also reflect a decrease in accounts receivable, partially offset by reductions in accounts payable and accrued expenses.

         At December 31, 2003 and 2002, we held inventory in the amounts of $38.3 million and $38.0 million, respectively. These balances include stockroom, spares, demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review these balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write-down the inventories to reflect their estimated realizable value.

         Accounts receivable increased by $3.3 million to $69.2 million at December 31, 2003 from $65.9 million at December 31, 2002, driven primarily by the year-over-year increase in net revenues. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable decreased from 53 days at December 31, 2002 to 49 days at December 31, 2003. The decline in days sales outstanding is primarily attributable to strong collection efforts and payment terms on "solution" sales where cash collections often precede revenue recognition.

        Net cash flow used in investing activities was $73.8 million in 2003, compared to $9.0 million in 2002 and $27.9 million in 2001. In 2003 we purchased marketable securities in the amount of $63.5 million, net of proceeds from sales of marketable securities, as part of our program for investing excess cash. The marketable securities in which we invest typically include corporate obligations, asset backed securities, commercial paper, taxable municipal obligations and U.S. Treasuries and other governmental obligations. We also expended cash of about $2.3 million for the purchase of Rocket Network, Inc. and as initial payment for our purchase of the assets of Bomb Factory Digital, Inc. in 2003. A second payment of approximately $1.0 million for Bomb Factory was made in early 2004, after resolution of acquisition-related contingencies, with the final payments totaling $0.4 million due on various dates through December 2004. We purchased $8.0 million of property and equipment during 2003, compared to $9.4 million in 2002 and $15.5 million in 2001. We also acquired $1.9 million of property and equipment under capital leases during 2002. Purchases of property and equipment in both 2003 and 2002 were primarily of computer hardware and software to support research and development activities and our information systems. Purchases of property and equipment in 2001 were primarily of computers and furniture and fixtures purchased in connection with the relocation of the Digidesign facility to Daly City, California and hardware and software to support research and development activities and our information systems. Our capital spending program for 2004 is currently expected to be approximately $13 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons. As discussed in Note R to our consolidated financial statements, in January 2004, we acquired NXN Software AG for a purchase price of 35 million euros (approximately $43.9 million).

        During 2002, we made a cash payment of approximately $0.4 million to acquire selected assets of iKnowledge, Inc. As part of the purchase agreement, we may be required to make certain contingent cash payments, depending upon the future revenues of the products acquired from iKnowledge through December 2004. As of December 31, 2003, contingent payments paid to date or owed were immaterial. During 2001, we also made a cash payment, net of cash acquired, of $5.4 million for the purchase of the remaining 50% ownership interest in iNews. Also during 2001, we received $4.0 million in cash upon the sale of all the common stock received as consideration for our investment in Avid Sports LLC. During 2000, we purchased the assets of two companies, Pluto Technologies and The Motion Factory, for a total of approximately $2.0 million in cash and $0.3 million of guaranteed bonuses paid in 2001. In connection with the acquisition of The Motion Factory, we may be required to make future contingent cash payments limited in the aggregate to $10.0 million, depending upon future revenues and/or gross margin levels through December 2004 of the products including technology we acquired from The Motion Factory. To date no contingent payments have been paid or are owed.

        During 2003, 2002 and 2001, we generated cash of approximately $54.7 million, $12.7 million and $1.2 million, respectively, net of common stock repurchases, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan. The level of cash generated in 2003 represents an unusual amount of stock option exercise activity due to a significant increase in our stock price and is not necessarily expected to recur within the next few years. In 2002, we made a prepayment in full satisfaction of a $13.0 million note to Microsoft.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, we also have cash obligations of approximately $17.9 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.8 million at December 31, 2003 representing losses to be incurred or expected to be incurred on subleases of space or lease vacancies. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital. See Notes I and M to our consolidated financial statements.

        Our cash requirements vary depending upon factors such as our planned growth, capital expenditures, the possible acquisition of businesses or technologies complementary to our business and obligations under past restructuring programs. We believe our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS INCLUDING OFF-BALANCE SHEET ARRANGEMENTS

        The following table sets forth future payments that we are obligated to make, as of December 31, 2003, under existing debt agreements, leases and other arrangements (in thousands):

                                                    Less than                                  After
                                        Total        1 Year     1 - 3 Years   3 - 5 Years     5 Years
                                     ------------  -----------  ------------  ------------  -----------
Capital lease obligations                 $1,335         $699          $587           $49            -
Operating leases                         102,156       18,920        34,240        27,842      $21,154
Unconditional purchase obligations        28,100       28,100             -             -            -
                                     ------------  -----------  ------------  ------------  -----------
                                        $131,591      $47,719       $34,827       $27,891      $21,154
                                     ============  ===========  ============  ============  ===========

        Other contractual arrangements that may result in cash payments consist of the following (in thousands):

                                   Total Year       Less than 1     1 - 3 Years
                                  -------------  ----------------  -------------
Transactions with recourse             $14,792           $14,792              -
Stand-by letter of credit                4,300                 -         $4,300
                                  -------------  ----------------  -------------
                                       $19,092           $14,792         $4,300
                                  =============  ================  =============

        Through a third party, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for any unpaid principal balance in the event of a default on the lease by the end-user. Our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2003, our maximum exposure under this program was $14.8 million.

        We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on our lease the landlord would, as of December 31, 2003, be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain at $2.0 million throughout the remaining lease period, which runs through September 2009. As of December 31, 2003, we were not in default of this lease.

        We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2003, we are in a sell position with respect to the euro,

Japanese yen, British pound, Canadian dollar and Australian dollar and in a buy position with respect to the Singapore dollar. Our currency position at December 31, 2003 is summarized as follows (in thousands):

                                       Approximate
                                  U.S. Dollar Equivalent
                                  ----------------------
          euro                           $14,389
          Japanese yen                     6,529
          British pound                    1,788
          Singapore dollar                 1,060
          Canadian dollar                    850
          Australian dollar                  644
                                         --------
                                         $25,260
                                         ========

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). We have determined that our multiple element arrangements fall within the scope of SOP 97-2 and therefore EITF 00-21 is not applicable to us. In July 2003, the EITF reached consensus on Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF 03-05"). EITF 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g., computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF 00-21 and not SOP 97-2. EITF 03-05 is applicable for revenue arrangements entered into after October 1, 2003. We believe that the elements included in our multiple element arrangements all qualify as software-related elements and therefore EITF 03-05 is not applicable to us.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have any impact on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations in 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations in 2003.

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

Our performance will depend in part on continued market acceptance of our new digital nonlinear editing products.

        We recently introduced several new digital non-linear products, including the Digital Nonlinear Accelerator and next-generation Media
Composer and Newscutter systems, as well as Avid Xpress Pro with Avid Mojo and Avid DS Nitris hardware. We will need to continue to focus marketing and sales efforts on educating potential customers and our resellers about the uses and benefits of these products. The future success of certain of these products, such as Avid DS Nitris, which enable high-definition production, will also depend on consumer demand for appliances, such as television sets and monitors, that utilize the high definition standard. In addition, there are several other risks involved with offering new products in general, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this market.

        We are currently building our presence in the digital broadcast market and have augmented our NewsCutter product offering with the Avid Unity for News products, and the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions. The broadcast market is distinguished from our traditional video business in that turn-key, fully integrated, complex "solutions" (including the configuration of unique workflows), rather than discrete point products, are frequently required by the customer. Success in this market will require, among other things, creating compelling solutions and developing a strong, loyal customer base.

        In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation, and support resources to ensure their successful and timely fulfillment. As the broadcast market converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short run meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in capturing and maintaining a share of this digital broadcast market or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

Our revenues are becoming increasingly dependent on sales of large, complex broadcast solutions.

        We expect sales of large, complex broadcast solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate significantly if:

o sales to one or more of our customers are delayed or are not completed within a given quarter;
o the contract terms preclude us from recognizing revenue during that quarter;
o news stations'migration from analog processes to digital formats slows down;
o we are unable to complete complex customer installations on schedule;
o our customers reduce their capital investments in our products in response to slowing economic growth; and
o any of our large customers terminate their relationship with us or significantly reduce the amount of business they do with us.

Our products are complex, and may contain errors or defects resulting from such complexity.

        As we continue to expand our product offerings to include not only point products but also end-to-end solutions, our products have grown increasingly complex and, despite extensive testing and quality control, may contain errors or defects. Such errors or defects could cause us to issue corrective releases and could result in loss of revenues, delay of revenue recognition, increased product returns, lack of market acceptance, and damage to our reputation.

The markets for our products are competitive, and we expect competition to intensify in the future.

        The digital video, audio, and 3D markets are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Delays or difficulties in product development and introduction may also harm our business. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

        In addition to price, our products must also compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training.

        New product announcements by our competitors and by us also could have the effect of reducing customer demand for our existing products. New product introductions also require us to devote time and resources to training our sales channels in product features and target customers, with the temporary result that the sales channels have less time to devote to selling our products.

We have a significant share of the professional audio market, and therefore growth in this market will depend in part on our ability to successfully introduce new products.

        Products from our Digidesign division have captured a significant portion of the professional audio market. Digidesign's strong performance in recent years reflects a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. To that end, we recently acquired the assets of Bomb Factory Digital, Inc., a company that produces digital audio processing products that complement or "plug in" to our Pro Tools product line. The timely development of new or enhanced products and the integration of newly acquired products, such as Bomb Factory Digital, Inc.'s audio processing product, is a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent our development and introduction of new or enhanced products, or our integration of acquired products, which, in turn, could harm our business.

When we acquire other companies or businesses, we become subject to risks that could hurt our business.

        We periodically acquire businesses and form strategic alliances. For example, in December 2003, we acquired the assets of Bomb Factory Digital, Inc., a company that produces digital audio processing products, and in January 2004, we acquired NXN Software AG, a company that manufactures asset and production management systems specifically targeted for the entertainment and computer graphics industries. The risks associated with such acquisitions, alliances, and investments include, among others:

o the difficulty of assimilating the operations and personnel of the target companies;
o the failure to realize anticipated returns on investment, cost savings and synergies;
o the diversion of management's time and attention;
o the dilution existing stockholders may experience if we decide to issue shares of our Common Stock or other rights to purchase our Common Stock as consideration in the acquisition in lieu of cash;
o the potential loss of key employees of the target company;
o the difficulty in complying with a variety of foreign laws;
o the impairment of relationships with customers or suppliers of the target company or our customers or suppliers; and
o unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.

Such acquisitions, alliances, and investments often involve significant transaction-related costs and could cause short-term disruption to normal operations. In the future we may also make debt or equity investments. If we are unable to overcome or counter these risks, it could undermine our business and lower our operating results.

Our use of independent firms and contractors to perform some of our product development activities could expose us to risks that could adversely impact our revenues.

        Independent firms and contractors, some of whom are located in other countries, perform some of our product development activities. We generally own the software developed by these contractors. The use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation (including tax regulation), intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

An interruption of our supply of certain key components from our sole source suppliers could hurt our business.

        We are dependent on a number of specific suppliers for certain key components of our products. We purchase these sole source components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source components and have no guaranteed supply arrangements. If any of our sole source vendors should fail to supply or enhance such components, it could imperil our supply of these components and our ability to continue selling and servicing products that use these components. Similarly, if any of our sole source vendors should encounter technical, operating or financial difficulties, it could threaten our supply of these components. While we believe that alternative sources for these components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

        Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including most notably, Microsoft and Apple platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products will function properly. To the extent that the current configuration of the qualified and supported platforms changes or we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which could adversely affect our operating results.

Our operating results are dependent on several unpredictable factors.

    The revenue and gross profit from our products depend on many factors, including:

o mix of products sold;
o cost and proportion of third-party hardware included in such products;
o product distribution channels;
o acceptance of our new product introductions;
o product offers and platform upgrades;
o price discounts and sales promotion programs;
o volume of sales of aftermarket hardware products;
o costs of swapping or fixing products released to the market with defects;
o provisions for inventory obsolescence;
o competitive pressure on product prices;
o costs incurred in connection with "solution" sales, which typically have longer selling and implementation cycles; and
o timing of delivery of "solutions" to customers.

Changes in any of these factors could affect our operating results.

Our operating results could be harmed by currency fluctuations.

        We generally derive nearly half of our revenues from customers outside of the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss), and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. We record gains, and losses associated with currency rate exchanges on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience currency gains or losses.

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

        In recent years, our customers in the media, broadcast and content-creation industries delayed or reduced their expenditures in part because of unsettled economic conditions. The revenue growth and profitability of our business depends primarily on the overall demand for our products. If global economic conditions worsen, demand for our products may weaken, and our business and results of operations could suffer.

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

        We sell many of our video products and services, and substantially all of our audio products and services, indirectly through resellers and distributors. The resellers and distributors of our video segment products typically purchase Avid software and Avid-specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to the final end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

        Most of the resellers and distributors of our video products are not granted rights to return products after purchase, and actual product returns from such resellers and distributors have been insignificant to date. However, our revenue from sales of audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are provided, as a reduction of revenues, upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our audio segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

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

        Our success depends upon the services of a number of key employees including members of our executive team and those in certain technical positions. The loss of the services of one or more of these key employees could harm our business. Our success also depends upon our ability to attract highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. In the past, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recent proposed accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. If we are unable to compete successfully for our key employees, our business could suffer.

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

        Federal, state, and international authorities may adopt new laws and regulations governing the Internet, including laws and regulations covering issues such as privacy, distribution, and content. For example, the European Union has issued several directives regarding privacy and data protection, including the Directive on Data Protection and the Directive on Privacy and Electronic Communications. The enactment of legislation implementing such directives by member countries is ongoing. The enactment of this and similar legislation or regulations could impede the growth of the Internet, harm our Internet initiatives, require changes in our sales and marketing practices and place additional financial burdens on our business.

We could incur substantial costs protecting our intellectual property or defending against a claim of infringement.

        Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions, as well as required hardware components and hardware security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. In addition, the laws of certain countries do not protect our proprietary technology to the same extent as do the laws of the United States. From time to time unauthorized parties have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and we are unable to measure the extent to which piracy of our software exists. We expect software piracy to be a persistent problem.

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

        We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note I, "Commitments and Contingencies" in our audited financial statements.

The Sarbanes Oxley Act of 2002 has caused our operating expenses to increase and has put additional demands on our management.

        The Sarbanes Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the new legislation, we have had to hire additional personnel and use additional outside legal, accounting and advisory services. These actions have increased our operating expenses. In addition, the new legislation has made some corporate actions more challenging, such as proposing new or amendments to stock option plans, which now require stockholder approval, or obtaining affordable director and officer liability insurance. The added demands imposed by the new legislation may also make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

If we experience problems with our third-party leasing program, our revenues could be adversely impacted.

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

        The market price of our common stock has experienced volatility in the past and could continue to fluctuate substantially in the future based upon a number of factors, most of which are beyond our control. These factors include:

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

Further, the stock market has experienced volatility with respect to the price of equity securities of high technology companies generally, and this volatility has, at times, appeared to be unrelated to or disproportionate to any of the factors above.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

        Our primary exposures to market risk are financial, including the effect of volatility in currencies on asset and liability positions and revenue and operating expenses of our international subsidiaries that are denominated in foreign currencies, and the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities.

Foreign Currency Exchange Risk

        We generally derive nearly half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. There are two objectives of our foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

        At December 31, 2003, we had $25.2 million of forward-exchange contracts outstanding, denominated in euros, Japanese yen, British pounds, Singapore dollars, Canadian dollars, and Australian dollars, as hedges against forecasted foreign currency-denominated receivables, payables and cash balances. For the year ended December 31, 2003, net losses of $5.7 million resulting from forward-exchange contracts were recorded, which offset net transaction and translation gains of $5.1 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At December 31, 2003, we held $196.3 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Auditors.......................................   35

Consolidated Statements of Operations for the years
 ended December 31, 2003, 2002 and 2001..............................   36

Consolidated Balance Sheets as of December 31, 2003 and 2002.........   37

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2003, 2002 and 2001....................................   38

Consolidated Statements of Cash Flows for the years
 ended December 31, 2003, 2002 and 2001..............................   39

Notes to Consolidated Financial Statements...........................   40


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):


Schedule II - Valuation and Qualifying Accounts for the years ended
 December 31, 2003, 2002 and 2001                                      F-1


Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Report of Independent Auditors

To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142, the Company changed its method of accounting for goodwill.



Boston, Massachusetts
January 28, 2004, except
as to the eleventh sentence
of the eighth paragraph of
Note I for which the date is
March 11, 2004

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                         For the Year Ended December 31,
                                                      ------------------------------------
                                                         2003         2002       2001
                                                      ----------   ----------   ----------
Net revenues                                           $471,912     $418,719     $434,638
Cost of revenues                                        209,373      207,236      213,572
                                                      ----------   ----------   ----------
  Gross profit                                          262,539      211,483      221,066
                                                      ----------   ----------   ----------

Operating expenses:
 Research and development                                85,552       82,346       86,140
 Marketing and selling                                  109,704      100,761      113,053
 General and administrative                              23,208       19,819       23,313
 Restructuring and other costs, net                       3,194        2,923        8,268
 Amortization of intangible assets                        1,316        1,153       31,168
                                                      ----------   ----------   ----------
    Total operating expenses                            222,974      207,002      261,942
                                                      ----------   ----------   ----------

Operating income (loss)                                  39,565        4,481      (40,876)

Interest income                                           2,011        1,163        2,546
Interest expense                                           (318)        (203)      (1,473)
Other income (expense), net                                 181         (742)       4,456
                                                      ----------   ----------   ----------
Income (loss) before income taxes                        41,439        4,699      (35,347)

Provision for income taxes                                  550        1,700        2,800
                                                      ----------   ----------   ----------

Net income (loss)                                       $40,889       $2,999     ($38,147)
                                                      ==========   ==========   ==========

Net income (loss) per common share - basic                $1.40        $0.11       ($1.49)
                                                      ==========   ==========   ==========

Net income (loss) per common share - diluted              $1.25        $0.11       ($1.49)
                                                      ==========   ==========   ==========

Weighted average common shares outstanding - basic       29,192       26,306       25,609
                                                      ==========   ==========   ==========

Weighted average common shares outstanding - diluted     32,653       26,860       25,609
                                                      ==========   ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                     December 31,
                                                          -----------------------------------
                                                               2003               2002
                                                          ---------------   -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                     $102,649             $62,174
 Marketable securities                                           93,660              26,860
 Accounts receivable, net of allowances of $9,161 and
   $10,614 at December 31, 2003 and 2002, respectively           69,230              65,942
 Inventories                                                     38,292              38,047
 Deferred tax assets, net                                         1,032                 663
 Prepaid expenses                                                 5,117               4,515
 Other current assets                                             7,032               6,741
                                                          ---------------   -----------------
  Total current assets                                          317,012             204,942

 Property and equipment, net                                     23,223              25,731
 Intangible assets, net                                           1,815               1,513
 Goodwill                                                         3,335               1,087
 Other assets                                                     2,734               2,530
                                                          ---------------   -----------------
    Total assets                                               $348,119            $235,803
                                                          ===============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $15,755             $24,297
 Accrued compensation and benefits                               23,753              13,425
 Accrued expenses and other current liabilities                  27,452              28,730
 Income taxes payable                                             8,504               8,877
 Deferred revenues                                               44,943              35,483
                                                          ---------------   -----------------
  Total current liabilities                                     120,407             110,812
                                                          ---------------   -----------------

Long-term debt and other liabilities                                607               1,427
                                                          ---------------   -----------------
  Total liabilities                                             121,014             112,239
                                                          ---------------   -----------------

Commitments and contingencies (Notes H and I)

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000 shares
  authorized; no shares issued or outstanding                         -                   -
 Common stock, $.01 par value, 50,000 shares authorized;
  31,063 and 27,268 shares issued and outstanding
  at December 31, 2003 and 2002, respectively                       311                 273
 Additional paid-in capital                                     419,981             364,481
 Accumulated deficit                                           (194,476)           (235,365)
 Deferred compensation                                              (30)               (216)
 Accumulated other comprehensive income (loss)                    1,319              (5,609)
                                                          ---------------   -----------------
  Total stockholders' equity                                    227,105             123,564
                                                          ---------------   -----------------
   Total liabilities and stockholders' equity                  $348,119            $235,803
                                                          ===============   =================

     The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of
Stockholders' Equity
(in thousands)

                                                                                                                Accumulated
                                                                                                                  Other      Total
                                         Shares of        Common  Additional                                     Compre-     Stock-
                                        Common Stock       Stock   Paid-in   Accumulated  Treasury   Deferred    hensive    holders'
                                     Issued  In Treasury  Issued   Capital     Deficit     Stock   Compensation Income(Loss) Equity
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2000         26,591     (924)     $266   $359,103   ($197,779)  ($15,622)   ($4,752)   ($3,366)   $137,850

Purchase of treasury stock                       (291)                                     (5,054)                           (5,054)
Stock issued pursuant to employee
  stock plans                                     756               (6,417)                12,641                             6,224
Cancellation of options issued at
  below fair market value                                             (150)                              150
Conversion of purchase consideration                                 5,519                                                    5,519
Restricted stock grants canceled
  and compensation expense                        (47)                (609)                            3,308                  2,699
Comprehensive loss:
  Net loss                                                                     (38,147)                                     (38,147)
   Net change in unrealized loss
    on marketable securities                                                                                     (1,733)     (1,733)
   Translation adjustment                                                                                        (2,600)     (2,600)
                                                                                                                             -------
  Other comprehensive loss                                                                                                   (4,333)
                                                                                                                             -------
Comprehensive loss                                                                                                          (42,480)
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2001         26,591     (506)      266    357,446    (235,926)    (8,035)    (1,294)    (7,699)    104,758

Stock issued pursuant to employee
  stock plans                            677      510         7      7,085      (2,438)     8,035                            12,689
Restricted stock grants canceled
  and compensation expense                         (4)                 (50)                            1,078                  1,028
Comprehensive income:
  Net income                                                                     2,999                                        2,999
   Net change in unrealized loss
    on marketable securities                                                                                        (20)        (20)
   Translation adjustment                                                                                         2,110       2,110
                                                                                                                             -------
  Other comprehensive income                                                                                                  2,090
                                                                                                                             -------
Comprehensive income                                                                                                          5,089
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2002         27,268        -       273    364,481    (235,365)        -        (216)    (5,609)    123,564

Stock issued pursuant to employee
  stock plans                          3,802                 38     54,680                                                   54,718
Restricted stock grants canceled
  and compensation expense                (7)                           (5)                              186                    181
Tax benefits on tock options                                           825                                                      825
Comprehensive income:
  Net income                                                                    40,889                                       40,889
   Net change in unrealized loss
    on marketable securities                                                                                         44          44
   Translation adjustment                                                                                         6,884       6,884
                                                                                                                             -------
  Other comprehensive income                                                                                                  6,928
                                                                                                                             -------
Comprehensive income                                                                                                         47,817
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2003         31,063        -      $311   $419,981   ($194,476)        -        ($30)    $1,319    $227,105
                                    ================================================================================================


     The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                    For the Year Ended December 31,
                                                                --------------------------------------
                                                                   2003         2002          2001
                                                                -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                 $40,889        $2,999     ($38,147)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                                     12,391        12,974       47,287
  Provision for doubtful accounts and recourse obligations             624         1,073        1,635
  Compensation expense from stock grants and options                   181         1,028        2,699
  Changes in deferred tax assets and liabilities                      (280)          104         (329)
  Tax benefit of stock option exercises                                603             -            -
  Equity in income of non-consolidated company                        (192)         (199)      (1,252)
  Gain on sales of business                                              -          (327)      (4,359)
  Provision for restructuring charges, non-cash portion                  -             -        1,030
  Write-down of investment in non-consolidated company                   -         1,000        1,100
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
   Accounts receivable                                                (668)       13,370       21,396
   Inventories                                                        (209)      (16,170)        (498)
   Prepaid expenses and other current assets                          (358)          346          389
   Accounts payable                                                 (8,574)        4,969      (10,677)
   Income taxes payable                                               (207)       (1,936)        (991)
   Accrued expenses, compensation and benefits                       5,016          (232)     (10,175)
   Deferred revenues and deposits                                    9,429         6,399         (422)
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                          58,645        25,398        8,686
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (7,951)       (9,356)     (15,522)
 Payments for other long-term assets                                  (300)         (196)        (358)
 Dividend from non-consolidated company                                196            59            -
 Proceeds from sales of business                                         -           327        4,359
 Payments for business acquisitions                                 (2,282)         (425)      (5,439)
 Purchases of marketable securities                                (86,388)      (27,600)     (38,762)
 Proceeds from sales of marketable securities                       22,911        28,152       27,803
------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                             (73,814)       (9,039)     (27,919)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of common stock for treasury                                   -             -       (5,054)
 Payments on capital leases                                           (619)            -            -
 Payments on note issued in connection with acquisition                  -       (13,020)           -
 Proceeds from issuance of common stock under employee stock plans  54,718        12,689        6,224
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                54,099          (331)       1,170
------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents        1,545           533       (1,199)
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                40,475        16,561      (19,262)
Cash and cash equivalents at beginning of year                      62,174        45,613       64,875
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $102,649       $62,174      $45,613
======================================================================================================

See Notes G, H and Q for supplemental disclosures.

     The accompanying notes are an integral part of the consolidated financial statements.

                              AVID TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements, in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and game developers and Internet professionals. Projects produced using our products include major motion pictures and prime-time television, music, video, and other recordings.

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

Translation of Foreign Currencies

The functional currency of each of the Company's foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity.

The Irish manufacturing branch and the U.S parent company, both of whose functional currency is the U.S. dollar, carry monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable, and intercompany balances denominated in euros, pounds sterling, Japanese yen, Canadian dollars and Australian dollars. These assets and liabilities are remeasured into the U.S dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included in results of operations.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months), and market conditions. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

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

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of completed technology, result from the Company's acquisitions of the following companies or their assets: The Motion Factory, Pluto, iNews, iKnowledge, Rocket Network, Inc., and Bomb Factory Digital, Inc. (see Note F), which were accounted for under the purchase method. Acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two to four and a half years.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. Through December 31, 2001, the Company amortized goodwill on a straight-line basis over its expected useful life of five years. As of January 1, 2002, the Company ceased amortizing goodwill in compliance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

The Company assesses goodwill for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Through December 31, 2003, the Company has not recorded any goodwill impairment charges.

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

Revenue Recognition

The Company recognizes revenue from sales of product upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition," as amended, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial

Statements", are met. The Company follows the guidance of SOP-97-2 for all of its revenue recognition since all of the Company's products and services are software-related.

In connection with many of the Company's sales transactions, customers typically purchase a one-year maintenance and support agreement. The Company recognizes revenue from maintenance contracts on a ratable basis over their term. The Company recognizes revenue from training, installation or other services as the services are performed. Revenues from services were less than 10% of total revenues for all periods presented.

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

In most cases the Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, a growing number of transactions, those typically involving orders from end-users of a significant number of products for a single customer site, such as news broadcasters, may require that we perform an installation effort that we deem to be non-routine and complex. In these situations, the Company does not recognize revenue from either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between three and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

Most of the Company's resellers and distributors of Video and Film Editing and Effects products are not granted rights to return products after purchase, and actual product returns from them have been insignificant to date. However, the Company's revenue from sales of Professional Audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are provided, as a reduction of revenues, upon shipment of the related products to such distributors and resellers, based upon the Company's historical experience. To date, actual returns have not differed materially from management's estimates.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as offsets to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with EITF 01-09, consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue unless the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company's products and the Company can reasonably estimate the fair value of the benefit received. If those conditions are met, the Company records consideration given to customers as an expense. The Company has determined that its rebate program does not meet the criteria to be recorded as expense and, as a result, rebate amounts are recorded as a reduction of revenue.

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

Advertising Expenses

All advertising costs are expensed as incurred and are classified as selling and marketing expenses. Advertising expenses during 2003, 2002 and 2001 were $6.0 million, $6.9 million and $8.2 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain resellers in the Video and Film Editing and Effects segment. Under this program, participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid. Consideration given to these resellers is included in selling and marketing expense in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products), as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company's products, and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management's estimates.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 24 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive and is excluded from calculations of diluted net loss per common share. For periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net income per common share (see Note P).

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

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with options issued at below fair market value as well as restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards. See Note K for additional disclosure.


                                                        For the Year Ended December 31,
                                                   -----------------------------------------
                                                      2003            2002          2001
                                                   ------------    -----------    ----------
  Net income (loss) as reported                        $40,889         $2,999      ($38,147)

  Add: Stock-based employee compensation expense
  included in reported net income (loss)                    77            288           764

  Deduct: Total stock-based employee compensation
  expense   determined   under  fair  value-based
  method for all awards                                (11,772)       (11,469)      (13,459)
                                                   ------------    -----------    ----------

  Pro forma net income (loss)                          $29,194        ($8,182)     ($50,842)
                                                   ============    ===========    ==========

  Income (loss) per common share:
   Basic-as reported                                     $1.40          $0.11        ($1.49)
                                                   ============    ===========    ==========

   Basic-pro forma                                       $1.00         ($0.31)       ($1.99)
                                                   ============    ===========    ==========

   Diluted-as reported                                   $1.25          $0.11        ($1.49)
                                                   ============    ===========    ==========

   Diluted-pro forma                                     $0.89         ($0.30)       ($1.99)
                                                   ============    ===========    ==========

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The Company determined that its multiple element arrangements fall within the scope of SOP 97-2 and therefore EITF 00-21 is not applicable to the Company. In July 2003, the EITF reached consensus on Issue 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF 03-05"). EITF 03-05 concludes that software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality (e.g. computer hardware). Elements included in arrangements that do not qualify as software-related elements are to be accounted for under the guidance of EITF 00-21 and not SOP 97-2. EITF 03-05 is applicable for revenue arrangements entered into after October 1, 2003. The Company believes that the elements included in its multiple element arrangements all qualify as software-related elements and therefore EITF 03-05 is not applicable to the Company.


In December 2002, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

C.     MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                Gross
                                                              Unrealized         Fair
                                                Cost        Gains (Losses)       Value
                                             ------------  ----------------   ----------
                   2003
                   ----
Government and government agency obligations     $25,999                $9      $26,008
Corporate obligations                             67,647                 5       67,652
                                             ------------  ----------------   ----------
                                                 $93,646               $14      $93,660
                                             ============  ================   ==========

                   2002
                   ----
Corporate obligations                            $26,890              ($30)     $26,860

All federal, state and municipal obligations held at December 31, 2003 and 2002 mature within one year. The Company calculates realized gains and losses on a specific identification basis. Except for the investment discussed below, realized gains and losses from the sale of marketable securities were immaterial for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2000, the company held common stock of a U.S. public company that was received in June 2000 in exchange for the Company's minority ownership interest in Avid Sports LLC. The Company recorded an unrealized gain in stockholders' equity of $1.7 million during 2000 associated with that transaction. In June 2001, additional shares of common stock of the same U.S. public company were received upon settlement of certain claims arising after the sale. Upon the receipt of such shares, the Company recorded a realized gain of $1.9 million in other income (expense) in the statement of operations. During 2001, the Company sold all of its shares of this common stock for proceeds of $4.0 million and realized an additional net gain of $2.1 million in other income (expense).

D.     INVENTORIES

Inventories consist of the following (in thousands):
                                                       December 31,
                                             -------------------------------
                                                2003                2002
                                             -----------          ----------
         Raw materials                          $12,086             $13,402
         Work in process                          1,475               2,697
         Finished goods                          24,731              21,948
                                             -----------          ----------
                                                $38,292             $38,047
                                             ===========          ==========

As of December 31, 2003 and 2002, the finished goods inventory included deferred costs of $14.0 million and $8.6 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

E.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                        December 31,
                                                  Depreciable     ----------------------
                                                     Life           2003         2002
                                                  ------------    ---------    ---------
 Computer and video equipment and software        2 to 5 years     $82,813      $75,460
 Office equipment                                 3 years            7,004        6,925
 Furniture and fixtures                           3 years            6,458        5,960
 Leasehold improvements                           3 to 10 years     19,470       20,195
                                                                  ---------    ---------
                                                                   115,745      108,540
 Less accumulated depreciation and amortization                     92,522       82,809
                                                                  ---------    ---------
                                                                   $23,223      $25,731
                                                                  =========    =========

Depreciation and amortization expense related to property and equipment was $10.9 million, $11.6 million and $15.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company wrote off fully depreciated assets with gross values of $2.1 million, $42.4 million and $3.0 million in 2003, 2002 and 2001, respectively.

Included in Computer and video equipment and software is equipment purchased under capital leases of approximately $1.9 million, with accumulated amortization of $0.7 million for the year ended December 31, 2003.

F.     ACQUISITIONS AND INVESTMENTS

Softimage

On August 3, 1998, the Company acquired from Microsoft Corporation ("Microsoft") the common stock of Softimage and certain assets relating to the business of Softimage. In connection with the acquisition, Avid paid $79.0 million in cash to Microsoft and issued to Microsoft (i) a subordinated note (the "Note") in the amount of $5.0 million, due June 2003 (paid in full in February 2002), (ii) 2,394,813 shares of common stock, valued at $64.0 million, and (iii) a ten-year warrant to purchase 1,155,235 shares of common stock at an exercise price of $47.65 per share, valued at $26.2 million. In addition, Avid issued to Softimage employees 40,706 shares of common stock, valued at $1.5 million, as well as stock options with a nominal exercise price to purchase up to 1,820,817 shares of common stock, valued at $68.2 million.

As a result of the purchase price allocation, $216.0 million was recorded as the value of intangible assets including work force, trade name and goodwill. The intangible assets were amortized over periods ranging from two to three years, resulting in amortization expense of $28.4 million in 2001. As of December 31, 2001, these intangible assets were fully amortized.

iNews, LLC

In January 2001, the Company acquired The Grass Valley Group's 50% interest in iNews LLC, a developer of next generation newsroom computer systems, for approximately $6.0 million in cash. iNews LLC had previously been operated as a joint venture between Avid and The Grass Valley Group. The pro rata share of earnings of the joint venture recorded by Avid during 2001 was approximately $1.1 million. Since the acquisition date, operating results of iNews have been included in the consolidated operating results of the Company.

This acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired that represented the acquired 50% interest were recorded in the Company's financial statements as of the acquisition date based on their fair values, while the assets and liabilities that represented Avid's investment in the joint venture were recorded as of the acquisition date based on the book values of the joint venture's assets and liabilities without adjustment. The purchase price of $6.0 million was allocated to net tangible assets of $1.7 million, completed technologies of $2.5 million and work force of $1.8 million. On January 1, 2002, the remaining balance of work force of $1.1 million was reclassified to goodwill in connection with the Company's adoption of SFAS 142 and is not subject to further periodic amortization. This goodwill has been allocated to the Company's Video and Film

Editing and Effects segment. Identifiable intangible assets were being amortized on a straight-line basis over a three-year period. The Company recorded amortization on these intangibles of $0.8 million, $0.8 million and $1.6 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, these intangible assets were fully amortized.

Bomb Factory Digital, Inc.

In December 2003, the Company acquired Bomb Factory Digital, Inc., a manufacturer of real-time audio effects for the Digidesign Pro Tools platform for approximately $3.3 million in cash. The Company allocated $1.1 million of the purchase price to identifiable intangible assets and recorded goodwill of $2.2 million. The goodwill has been allocated to the Company's Audio segment. Identifiable intangible assets will be amortized on a straight-line basis over a three-year period beginning in January 2004.

Other Acquisitions

The Company also recorded intangible assets associated with acquiring the following businesses: Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; and The Motion Factory, Inc. ("TMF") and Pluto Technologies International, Inc. in 2000. In connection with these acquisitions, the Company allocated $3.0 million to identifiable intangible assets, which have been or are being amortized over periods ranging from 18 months to 4.5 years. Included in the operating results for 2003, 2002 and 2001 is amortization of these intangible assets of $0.5 million, $0.3 million and $1.2 million, respectively. The Company's pro forma statements of operations giving effect to these acquisitions as if they had occurred at the beginning of the reported periods would not differ materially from the reported results.

As part of the TMF purchase agreement, the Company may be required to make certain contingent cash payments, limited in the aggregate up to an additional $10.0 million, dependent upon future revenues and/or gross margin levels through December 2004 of products including technologies acquired from TMF. As part of the iKnowledge purchase agreement, the Company may be required to make certain contingent cash payments, dependent upon the future revenues of the products acquired from iKnowledge through December 2004. Any future contingent payments will be recorded as additional purchase price, allocated to identifiable intangible assets or goodwill, as appropriate, and amortized over the remaining amortization period of the original intangible assets. Through December 31, 2003, contingent payments made or owed were immaterial.

As a result of all of the acquisitions described above, identifiable intangible assets consisted of the following (in thousands):

                                         For the Year Ended December 31,
                                        --------------------------------
                                            2003                 2002
                                        -------------      -------------
   Completed technology                       $5,318             $3,701
   Less: Accumulated amortization              3,503              2,188
                                        -------------      -------------
   Net completed technology                   $1,815             $1,513
                                        =============      =============

The Company expects amortization of these intangible assets to be approximately $0.8 million during 2004, $0.6 million during 2005 and $0.4 million during 2006, at which point they will be fully amortized.

The following summary reflects the pro forma results of operations as if SFAS 142 had been retroactively applied as of January 1, 2001 (in thousands, except per share amounts):

                                                   For the Year Ended December 31,
                                               -----------------------------------------
                                                   2003           2002           2001
                                               ------------   -----------    -----------
   Reported net income (loss)                      $40,889        $2,999       ($38,147)
    Goodwill amortization, net of tax                    -             -         23,061
    Amortization of work force, net of tax               -             -          3,313
                                               ------------   -----------    -----------
   Pro forma net income (loss)                     $40,889        $2,999       ($11,773)
                                               ============   ===========    ===========

   Basic net income (loss) per common share:
    As reported                                      $1.40         $0.11         ($1.49)

    Pro forma                                        $1.40         $0.11         ($0.46)
    Weighted average common shares
      Outstanding - basic                           29,192        26,306         25,609

   Diluted net income (loss) per common share:
    As reported                                      $1.25         $0.11         ($1.49)

    Pro forma                                        $1.25         $0.11         ($0.46)
    Weighted average common shares
      Outstanding - diluted                         32,653        26,860         25,609

G.     INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                 2003       2002      2001
                                              ---------- ---------- ----------
   Income (loss) before income taxes:
     United States                              $27,105     $7,288   ($25,103)
     Foreign                                     14,334     (2,589)   (10,244)
                                              ---------- ---------- ----------
     Total income (loss) before income taxes    $41,439     $4,699   ($35,347)
                                              ========== ========== ==========

   Provisions for (benefit from) income taxes:
     Current tax expense (benefit):
      Federal                                      $250      ($459)      $200
      State                                         200        200        200
      Foreign                                       381      1,927      2,729
                                              ---------- ---------- ----------
      Total current tax expense                     831      1,668      3,129

     Deferred tax expense (benefit):
      Federal                                         -          -          -
      State                                           -          -          -
      Foreign                                      (281)        32       (329)
                                              ---------- ---------- ----------
      Total deferred tax expense (benefit)         (281)        32       (329)
                                              ---------- ---------- ----------
      Total provision for income taxes             $550     $1,700     $2,800
                                              ========== ========== ==========

Net cash payments for income taxes in 2003, 2002 and 2001 were approximately $0.2 million, $3.9 million and $2.4 million respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $30.4 million at December 31, 2003.

Net deferred tax assets are comprised of the following (in thousands):

                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------
  Tax credit and net operating loss carryforwards         $73,589      $39,923
  Allowances for bad debts                                    752          961
  Difference in accounting for:
     Revenue                                                4,237        5,667
     Costs and expenses                                    16,249       13,435
     Inventories                                            3,411        2,958
     Intangible assets                                     55,099       60,844
  Foreign related items                                     4,549        5,098
  Other                                                    (3,634)      (1,733)
                                                        ----------   ----------
  Net deferred tax assets before valuation allowance      154,252      127,153
  Valuation allowance                                    (153,220)    (126,490)
                                                        ----------   ----------
  Net deferred tax assets after valuation allowance        $1,032         $663
                                                        ==========   ==========

Deferred tax assets reflect the net tax effects of the tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.

For U.S. Federal income tax purposes at December 31, 2003, the Company has tax credit carryforwards of approximately $24.8 million, which will expire between 2004 and 2022, and net operating loss carryforwards of approximately $128.3 million, which will expire between 2018 and 2023. Based on the level of the deferred tax assets as of December 31, 2003 and the level of historical U.S. taxable income, management has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the establishment of a full valuation allowance. Accordingly, a valuation allowance of approximately $115.9 million has been established against the U.S.-related deferred tax assets. In the event that the related tax benefit is realized, such benefit will reduce future provisions for income taxes. In addition, a valuation allowance of $33.8 million has been established for U.S. tax return carryforwards resulting from stock option compensation deductions. The tax benefit associated with the stock option compensation deductions will be credited to equity when realized.

For foreign income tax purposes at December 31, 2003, the Company has net operating loss carryforwards of approximately $28.8 million, which can be carried forward indefinitely. Due to the similar uncertainty regarding the realization of this asset, the Company has established a valuation allowance of approximately $3.5 million which relates to this entire carryforward amount. The net deferred tax assets of $1.0 million and $0.7 million at December 31, 2003 and 2002 are related to foreign deferred tax assets deemed realizable in certain jurisdictions.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                            2003          2002         2001
                                          ----------   ----------   ----------
  Statutory rate                                35%          35%         (35%)

  Tax credits                                   (3)         (69)          (9)
  Foreign operations                            (8)          65            9
  State taxes, net of federal benefit            2           12            1
                                          ----------   ----------   ----------

  Effective tax rate before valuation           26           43          (34)
  allowance

  Tax provision increase (decrease) in
  valuation allowance                          (25)          (7)          42
                                          ----------   ----------   ----------

  Effective tax rate                             1%          36%           8%
                                          ==========   ==========   ==========

Consolidated results of operations include results of manufacturing operations in Ireland. Income from the sale of products manufactured or developed in Ireland is subject to a 10% Irish tax rate through the year 2010. There was no Irish tax benefit realized in 2003, 2002 and 2001 due to net losses recorded for the Irish manufacturing operations during that period.

H.     LONG-TERM DEBT AND OTHER LIABILITIES

Subordinated Note

In connection with the acquisition of Softimage from Microsoft Corporation ("Microsoft") in 1998, Avid issued a $5.0 million subordinated note (the "Note") to Microsoft. The principal amount of the Note, including any adjustments relative to Avid stock options forfeited by Softimage employees plus all unpaid accrued interest, was due on June 15, 2003. The Note bore interest at 9.5% per year, payable quarterly. Through December 31, 2001, the Note had been increased by approximately $16.0 million for forfeited Avid stock options. During 1999, Avid made a principal payment of $8.0 million. In February 2002, Avid made a payment of approximately $13.0 million in full satisfaction of the outstanding Note to Microsoft. The Company also made cash interest payments of $20,000 and $1.2 million during 2002 and 2001, respectively.

Capital Leases

During 2002 and 2001, the Company entered into vendor-financed equipment leases at various interest rates (ranging from 5.3% to 8.7%) for certain information system purchases, which were assessed as operating leases for accounting purposes. In 2002, due to changes in certain of the agreements' terms, including consolidation of various lease schedules and an extension of the term, certain of these arrangements were determined to be capital leases for accounting purposes. As of December 31, 2003, future minimum lease payments under capital leases are due as follows (in thousands):

                                            Year
                                          --------
                                             2004           $699
                                             2005            480
                                             2006            107
                                             2007             49
                                                        ---------
    Total minimum lease payments                           1,335
    Less amount representing interest                         87
                                                        ---------
    Present value of minimum lease payments                1,248
    Less current portion                                     641
                                                        ---------
    Long-term portion of capital lease obligations          $607
                                                        =========

The current portion of these capital lease obligations is recorded in accrued expenses and other current liabilities at December 31, 2003.

I.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2003 are as follows (in thousands):

                       Year
                     ---------
                         2004       $18,920
                         2005        17,639
                         2006        16,601
                         2007        14,411
                         2008        13,431
                     Thereafter      21,154
                                   ---------
                     Total         $102,156
                                   =========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $13.5 million. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in our operating lease commitments above are obligations under leases for which we have vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates between 2004 and 2010, and represent an aggregate obligation of $17.9 million through 2010. The Company has a restructuring accrual of $4.8 million at December 31, 2003 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis. See Note M.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring in June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have termination options, which if exercised by the Company, would result in a penalty of approximately $0.5 million in the aggregate. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2003, be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of December 31, 2003, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating sub-leases, was approximately $14.2 million, $14.3 million and $13.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total rent received from our operating sub-leases was approximately $3.2 million, $3.3 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Purchase Commitments

As of December 31, 2003, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $28.1 million.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including primarily end-users, and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2003 and 2002, Avid's maximum recourse exposure totaled approximately $14.8 million and $15.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates. At December 31, 2003, the Company's accrual for estimated losses was $3.3 million.

Contingencies

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon our motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by Avid. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to this date of the complaint) and ending May 15, 1999. In our answer to the complaint, the Company has asserted that it did not infringe the patent and that the patent is invalid. The Company is unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, the Company believes it does not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a company that used Tektronix equipment and rented it to others, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against the Company and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the antitrust claims against both parties and the remaining common law claim against Avid was dismissed without prejudice by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. The case, including the common law claim against Avid that had been previously dismissed, is once again pending in the United States District Court for the District of California, and the parties are resuming discovery as to the plaintiff's claims and alleged damages.
The Company does not believe that it is in a position to provide an estimate of a range of possible loss in the Glen Holly litigation because the Company does not have sufficient information at this time to make a reasonable estimate of such range. In addition, the Glen Holly litigation involves an alleged antitrust violation and any damage award in such a case is contingent upon Glen Holly proving lost profits. In 2004, Avid has been in discussion with Glen Holly regarding potential settlement of this matter; however, no agreement has been reached and settlement is uncertain at this time. Avid continues to view the complaint and appeal as without merit and will continue to defend itself vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period for which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

The following table sets forth the activity in the product warranty accrual account for the year ended December 31, 2003 (in thousands):

     Accrual balance at December 31, 2002             $925

     Accruals for product warranties                 2,332
     Cost of warranty claims                        (1,902)
                                                  ---------
     Accrual balance at December 31, 2003           $1,355
                                                  =========

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

Common Stock

In 2000, 1999 and 1997, the Company granted shares of restricted common stock to certain employees under Company stock option and award plans. The grants totaled 260,000 shares, 50,000 shares, and 347,200 shares, respectively. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company. The shares under the 1997 award vested (and restrictions lapsed) annually in 20% increments, and an additional 20% of the restricted stock became vested on May 1, 1998 due to the attainment of specific stock performance goals established by the Board of Directors. There were no unvested shares outstanding under the 1997 award as of December 31, 2001. The shares under the 1999 and 2000 awards vested 40% on the first anniversary and 60% on the second anniversary of the awards. There were no unvested shares outstanding under the 1999 award as of December 31, 2002. The Company initially recorded in 2000, 1999 and 1997, as a separate component of stockholders' equity, deferred compensation of approximately $3.2 million, $0.6 million and $9.1 million, respectively, with respect to this restricted stock. During 2000, the Company also completed a Stock Option Exchange Program whereby employees could request that certain outstanding stock options be exchanged for shares of restricted common stock according to specified exchange ratios. The Company granted 118,115 shares of restricted common stock in exchange for stock options to purchase 431,836 shares of common stock with exercise prices ranging from $9.44 to $45.25 per share. The awards vested (and restrictions lapsed) annually over three years from date of grant. The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $1.4 million with respect to this restricted stock. There were no unvested shares outstanding under the Stock Option Exchange Program as of December 31, 2003. The deferred compensation amounts for all restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value, which represents the purchase price paid by the holders, and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2003, 2002 and 2001, $0.2 million, $1.0 million and $2.7 million, respectively, was recorded as compensation expense under all of these plans.

During 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.5 million shares of the Company's common stock. Purchases were made in the open market or in privately negotiated transactions. During 2001, the Company repurchased approximately 232,000 shares at a cost of $4.1 million. As of December 31, 2003 and 2002, there were no shares remaining authorized for repurchase. The Company purchased and used treasury shares for its employee stock plans.

The Company generally allows employees to satisfy any withholding tax obligation under certain award plans by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2003, 2002 and 2001, the Company received approximately 6,332 shares, 53,000 shares and 59,000 shares of its common stock for $0.2 million, $0.5 million and $0.9 million, respectively, in connection with these non-cash transactions.

Warrants

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000, at a price of $47.65 per share, and expires on August 3, 2008.

K.     STOCK PLANS

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended through May 25, 2003, authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of December 31, 2003, 382,825 shares remain available for issuance under this plan.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2003, a maximum of 14,813,287 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 2,188,769 shares remain available for future grants. Shares available for future grants at December 31, 2003 are net of 632,259 shares that have been issued as grants of restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                               2003                   2002                  2001
                                       ---------------------- ---------------------- -----------------------
                                                    Wtd.Avg.               Wtd.Avg.                 Wtd.Avg.
                                                     Price                  Price                    Price
                                         Shares    per Share    Shares    per Share      Shares    Per Share
                                       ----------- ---------- ----------- ---------- ------------ ----------

Options outstanding at January 1,       6,842,557     $14.46   7,093,183     $14.34    7,056,233     $15.01

Granted, at fair value                  1,263,413     $25.43   1,289,187     $13.31    2,334,439     $13.00
Exercised                              (3,614,122)    $14.41  (1,008,860)    $11.19     (544,920)     $7.96
Canceled                                 (258,371)    $16.27    (530,953)    $16.47   (1,752,569)    $17.21
                                       -----------            -----------            ------------

Options outstanding at December 31,     4,233,477     $17.58   6,842,557     $14.46    7,093,183     $14.34
                                       ===========            ===========            ============

Options exercisable at December 31,     1,943,057     $16.27   4,308,706     $15.18    4,152,591     $14.87
                                       ===========            ===========            ============

Options available for future
 grant at December 31,                  2,188,769              3,213,214               3,974,794
                                       ===========            ===========            ============

The following table summarizes information about stock options outstanding at December 31, 2003:

                       Options Outstanding                                    Options Exercisable
-----------------------------------------------------------------------   -----------------------------
                                     Weighted-Average
                                       Remaining
      Range of           Number       Contractual      Weighted-Average      Number    Weighted-Average
  Exercise Prices      Outstanding        Life          Exercise Price    Exercisable       Price
---------------------- ------------  ----------------  ----------------   ------------ ----------------
     $0.01 to $10.50       409,901              7.10             $8.60        145,390          $6.69
    $10.63 to $12.80     1,024,941              6.87            $12.21        620,617         $12.00
    $12.81 to $13.60        85,573              6.59            $13.16         56,091         $13.13
    $13.63 to $20.25     1,220,251              6.88            $15.30        600,305         $15.81
    $20.44 to $22.01     1,089,790              8.31            $21.88        335,901         $21.66
    $22.63 to $58.79       403,021              6.73            $36.63        184,753         $30.78
                       ------------                                       ------------

     $0.01 to $58.79     4,233,477              7.25            $17.58      1,943,057         $16.27
                       ============                                       ============

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as indicated in Note B - "Summary of Significant Accounting Policies," as required under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

                                       Stock Options                   Stock Purchase Plan
                              ------------------------------      -------------------------------
                                2003      2002      2001            2003       2002      2001
                              ------------------------------      -------------------------------
Expected dividend yield            0.0%      0.0%      0.0%            0.0%       0.0%      0.0%
Risk-free interest rate           1.96%      3.8%      4.3%           1.10%       3.8%      4.3%
Expected volatility               69.0%     73.0%     77.0%             71%      73.0%     77.0%
Expected-life (in years)           3.51      3.44      3.49            0.43        0.5       0.5
Weighted-average fair
 value of options granted        $12.30     $6.94     $7.16           $7.97      $3.79     $4.89


L.     EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company's contribution to the plan is 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $2.1 million, $1.5 million and $2.0 million in 2003, 2002 and 2001, respectively.

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

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of approximately $1.4 million, $1.1 million and $1.0 million in 2003, 2002 and 2001, respectively.

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are made upon the earlier of the election of the employee or termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $0.8 million and $0.7 million as of December 31, 2003 and 2002, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

M.     RESTRUCTURING AND OTHER COSTS, NET

The Company's restructuring actions during 2003 consisted of severance and facility charges to increase efficiencies and reduce expenses and a revision to a previous restructuring charge recorded on unutilized space. In the first quarter of 2003, the Company recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. Also, during 2003, the Company recorded charges of $1.5 million related to a revision of the Company's estimate of the timing and amount of future sublease income associated with the Daly City facility discussed below.

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

The Company recorded the 2003 and 2002 charges in accordance with the guidance of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses.

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

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other liabilities, in 2001, 2002 and 2003 (in thousands):

                                        Employee    Facilities
                                        Related       Related        Total
                                      --------------------------------------
Accrual balance at December 31, 2000       $399         $1,454       $1,853

Restructuring charge in 2001              7,396          2,625       10,021
Cash payments made in 2001               (6,196)          (588)      (6,784)
Revisions of estimated liabilities         (128)           128            -
                                      --------------------------------------
Accrual balance at December 31, 2001      1,471          3,619        5,090

Charge for vacated facilities                 -          2,812        2,812
Cash payments made in 2002               (1,201)          (743)      (1,944)
Non-cash disposals                            -         (1,030)      (1,030)
Revisions of estimated liabilities          163            276          439
                                      --------------------------------------
Accrual balance at December 31, 2002        433          4,934        5,367

Restructuring charge in 2003              1,177            641        1,818
Cash payments made in 2003               (1,483)        (1,773)      (3,256)
Non-cash disposals                            -           (412)        (412)
Revisions of estimated liabilities          (77)         1,453        1,376
                                      --------------------------------------
Accrual balance at December 31, 2003        $50         $4,843       $4,893
                                      ======================================

The remaining $0.1 million employee-related accrual balance at December 31, 2003 will be expended over the next 12 months and will be funded from working capital. The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of prior restructuring actions and the 2003 change in estimate of those prior restructuring charges. The leases, and payment on the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination. The 2003 non-cash disposal of $0.4 million related to the write-off of certain leasehold improvements on property included in the 2003 restructuring and abandoned in the first quarter of 2003. The 2002 non-cash disposal of $1.0 million related to the write-off of certain leasehold improvements on property included in the 2001 restructuring and abandoned in the first quarter of 2002.

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

The Video and Film Editing and Effects segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. This segment includes the Media Composer family of products, which accounted for approximately 16%, 19% and 21% of our revenues in 2003, 2002 and 2001, respectively. Also within this segment are products that provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology. This technology enables users to simultaneously share and manage media assets throughout a project or organization. The Professional Audio segment produces digital audio systems for the professional audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 25%, 27% and 19% of our revenues in 2003, 2002 and 2001, respectively.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of restructuring and other costs, net and amortization of intangible assets associated with acquisitions. Common costs not directly attributable to a particular segment are allocated between segments based on management's best estimates.

The following is a summary of the Company's operations by reportable segment (in thousands):

                                        For the Year Ended December 31,
                                       ---------------------------------
                                         2003        2002        2001
                                       ---------   ---------   ---------
 Video and Film Editing and Effects:
     Net revenues                      $330,859    $282,864    $323,286
                                       =========   =========   =========
     Depreciation                        $8,419      $9,006     $14,182
                                       =========   =========   =========
     Operating income (loss)            $28,357     ($6,804)    ($8,074)
                                       =========   =========   =========
     Assets at December 31,            $111,682    $107,221    $105,484
                                       =========   =========   =========
 Professional Audio:
     Net revenues                      $141,053    $135,855    $111,352
                                       =========   =========   =========
     Depreciation                        $2,484      $2,610      $1,433
                                       =========   =========   =========
     Operating income                   $15,718     $15,361      $6,634
                                       =========   =========   =========
     Assets at December 31,             $34,978     $36,948     $33,936
                                       =========   =========   =========
 Combined Segments:
     Net revenues                      $471,912    $418,719    $434,638
                                       =========   =========   =========
     Depreciation                       $10,903     $11,616     $15,615
                                       =========   =========   =========
     Operating income (loss)            $44,075      $8,557     ($1,440)
                                       =========   =========   =========
     Assets at December 31,            $146,660    $144,169    $139,420
                                       =========   =========   =========

The following table reconciles income (loss) for reportable segments to total consolidated amounts for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                               2003          2002         2001
                                                             ----------   -----------   ----------
  Total operating income (loss) for reportable segments        $44,075        $8,557      ($1,440)
  Unallocated amounts:
      Restructuring and other costs, net                        (3,194)       (2,923)      (8,268)
      Amortization of acquisition-related intangible assets     (1,316)       (1,153)     (31,168)
                                                             ----------   -----------   ----------
  Consolidated operating income (loss)                         $39,565        $4,481     ($40,876)
                                                             ==========   ===========   ==========

The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2003, 2002 and 2001 (in thousands):

                                                            2003          2002         2001
                                                          ----------   -----------   ----------
 Total assets for reportable segments                      $146,660      $144,169     $139,420
 Unallocated amounts:
     Cash, cash equivalents and marketable securities       196,309        89,034       72,961
     Acquisition-related intangible assets                    5,150         2,600        3,425
                                                          ----------   -----------   ----------
 Total assets                                              $348,119      $235,803     $215,806
                                                          ==========   ===========   ==========

The following table summarizes the Company's revenues and long-lived assets, excluding deferred tax assets, by country (in thousands):

                           For the Year Ended December 31,
                         -------------------------------------
                            2003         2002         2001
                         -----------   ----------   ----------
    Revenues:
     United States         $238,340     $210,599     $213,481
     Other countries        233,572      208,120      221,157
                         -----------   ----------   ----------
    Total revenues         $471,912     $418,719     $434,638
                         ===========   ==========   ==========

The above categorization of revenue is based on the country in which the sales originate.

                                         December 31,
                                 ------------------------------
                                    2003               2002
                                 ------------      ------------
       Long-lived assets:
        United States                $20,722           $23,891
        Other countries                5,235             4,370
                                 ------------      ------------
       Total long-lived assets       $25,957           $28,261
                                 ============      ============

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

Forward-Exchange Contracts

As of December 31, 2003 and 2002, the Company had approximately $25.3 million and $33.7 million, respectively, of foreign currency forward-exchange contracts outstanding, denominated in euros, Japanese yen, British pounds, Singapore dollars, Canadian dollars and Australian dollars, as a hedge against the foreign exchange exposure of certain forecasted third-party and intercompany receivables, payables and cash balances. The following table summarizes the Company's currency positions and approximate U.S. dollar equivalents (in thousands) at December 31, 2003. The Company is in a sell position with respect to the euro, Japanese yen, Canadian dollar and Australian dollar, and in a buy position with respect to the British pound and Singapore dollar:

                                                       Approximate
                        Local Currency Amount     U.S. Dollar Equivalent
                        ---------------------     ----------------------
  euro                        11,400                     $14,389
  Japanese yen               700,000                       6,529
  British pound                1,000                       1,788
  Singapore dollar             1,800                       1,060
  Canadian dollar              1,100                         850
  Australian dollar              860                         644
                                                         --------
                                                         $25,260
                                                         ========

There are two objectives of the Company's foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase.

The changes in fair value of the forward-exchange contracts intended to offset foreign currency exchange risk on forecasted cash flows are recorded as gains or losses in the Company's statement of operations in the period of change, because they do not meet the criterion of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, to be treated as hedges for accounting purposes.

The forward-exchange contracts associated with offsetting the impact of foreign currency exchange risk on the Company's net monetary assets are accounted for as fair value hedges under SFAS No. 133. Specifically, the forward-exchange contracts are recorded at fair value at the origination date, and gains or losses on the contracts are recognized in earnings; the changes in fair value of the net monetary assets attributable to changes in foreign currency are an adjustment to the carrying amount and are recognized in earnings in the period of change.

Net realized and unrealized gains (losses) of ($0.6) million, $0.5 million and $1.8 million resulting from forward-exchange contracts were included in results of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

P.     NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

                                                                For the Year Ended December 31,
                                                              -----------------------------------
                                                                 2003       2002         2001
                                                              ----------- ----------  -----------

Net income (loss)                                                $40,889     $2,999     ($38,147)
                                                              =========== ==========  ===========

Weighted average common shares outstanding -  basic               29,192     26,306       25,609
Weighted average potential common stock                            3,460        554            -
                                                              ----------- ----------  -----------
Weighted average common shares outstanding -  diluted             32,652     26,860       25,609
                                                              =========== ==========  ===========

Net income (loss) per common share - basic                         $1.40      $0.11       ($1.49)
Net income (loss) per common share - diluted                       $1.25      $0.11       ($1.49)

Common stock options and warrants that were considered
anti-dilutive securities and excluded from the diluted
net income (loss) per share calculations were
as follows, on a weighted-average basis:                           1,187      6,325        5,994


Q.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003, iKnowledge in 2002 and iNews in 2001.

                                               Year Ended December 31,
                                        ------------------------------------
                                           2003         2002         2001
                                        ----------   ----------   ----------
 Fair value of:
   Assets acquired and goodwill            $3,866         $425      $10,734
   Accrual for contingent payments
    to be made in 2004                     (1,369)           -            -
   Liabilities assumed                       (215)           -       (4,734)
                                        ----------   ----------   ----------
 Cash paid                                  2,282          425        6,000
 Less:  cash acquired                           -            -         (561)
                                        ----------   ----------   ----------
 Net cash paid for acquisitions            $2,282         $425       $5,439
                                        ==========   ==========   ==========

In January 2004 the Company paid $1.1 million of the contingent payments related to Bomb Factory, after resolution of the contingencies as specified in the purchase agreement. The remaining payments are due through December 2004.

During 2002, the Company acquired equipment under capital leases totaling $1.9 million.

R.     SUBSEQUENT EVENTS

In January 2004, Avid acquired Munich-based NXN Software AG ("NXN"), a leading provider of asset and production management systems for the entertainment and computer graphics industries for a purchase price of 35 million euros (approximately $43.9 million). NXN develops software to address the complexity of how digital assets are managed in the content creation and entertainment industries. NXN's productivity-enhancing tools have helped establish them as a global leader in asset management solutions, with marquee customers that include computer game developers such as Electronic Arts, film studios such as Sony Pictures Imageworks, and television stations such as China Central Television.

The NXN product line - which includes alienbrain Studio, alienbrain
Engineer, and alienbrain VFX - Combines infrastructure, configuration, project, and workflow management capabilities. These customizable tools are designed to manage the complexity of content creation, balancing elements like 3D models, textures, video, audio, source code, and office documents. With alienbrain, creators of digital media projects have greater version control which protects against losing critical data. The Company believes that the addition of the NXN products will enhance Avid's film and video postproduction, broadcast news, and 3D product lines by enriching them with a feature set that has been proven to facilitate media creation and management. NXN will be part of the Company's Video segment.

In the first quarter of 2004, the Company recorded a $1.2M tax benefit from the reversal of a tax reserve. The reversal resulted from the expiration of the statute of limitation on the reserve item.

S.     QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                       Quarters Ended
                                         -------------------------------------------------------------------------
                                                        2003                                  2002
                                         ------------------------------------ ------------------------------------
                                          Dec. 31  Sept.30  June 30  Mar. 31   Dec. 31  Sept.30  June 30  Mar. 31
                                         ------------------------------------ ------------------------------------
Net revenues                             $127,328 $119,090 $113,317 $112,177  $112,784 $107,832 $106,094  $92,009
Cost of revenues                           53,754   52,784   50,608   52,227    53,708   53,222   52,591   47,715
                                         ------------------------------------ ------------------------------------
 Gross profit                              73,574   66,306   62,709   59,950    59,076   54,610   53,503   44,294
                                         ------------------------------------ ------------------------------------
Operating expenses:
 Research & development                    21,719   20,706   21,428   21,699    21,201   20,916   20,411   19,818
 Marketing & selling                       28,733   27,959   27,748   25,264    25,343   25,677   26,775   22,966
 General & administrative                   6,576    5,670    5,617    5,345     4,834    5,454    5,018    4,513
 Restructuring and other costs, net         1,335       76        -    1,783     3,250        -     (327)       -
 Amortization of intangible assets            341      341      341      293       293      257      257      346
                                         ------------------------------------ ------------------------------------
  Total operating expenses                 58,704   54,752   55,134   54,384    54,921   52,304   52,134   47,643
                                         ------------------------------------ ------------------------------------
Operating income (loss)                    14,870   11,554    7,575    5,566     4,155    2,306    1,369   (3,349)
Other income (expense), net                   544      592      507      231       411      259     (717)     265
                                         ------------------------------------ ------------------------------------
Income (loss) before income taxes          15,414   12,146    8,082    5,797     4,566    2,565      652  (3,084)
Provision (benefit) for income taxes         (350)     300      300      300       300      300      500     600
                                         ------------------------------------ ------------------------------------
Net income (loss)                         $15,764  $11,846   $7,782   $5,497    $4,266   $2,265     $152 ($3,684)
                                         ==================================== ====================================

Net income (loss) per share - basic         $0.51    $0.40    $0.27    $0.20     $0.16    $0.09    $0.01  ($0.14)
                                         ==================================== ====================================
Net income (loss) per share - diluted       $0.47    $0.35    $0.25    $0.18     $0.15    $0.09    $0.01  ($0.14)
                                         ==================================== ====================================
Weighted average common
 shares outstanding - basic                30,764   29,865   28,494   27,604    26,738   26,287   26,161  26,029
                                         ==================================== ====================================
Weighted average common
 shares outstanding - diluted              33,864   33,380   31,673   29,860    28,268   26,550   26,511  26,029
                                         ==================================== ====================================

High common stock price                    $59.77   $57.95   $38.15   $24.15    $23.47   $11.79   $13.95  $14.25
Low common stock price                     $44.65   $33.96   $21.86   $16.76     $8.26    $7.93    $7.25   $9.85


The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions, the timing of, and costs incurred in association with, the recognition of "solutions" sales to customers, marketing expenditures, promotional programs, and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its products and customer mix and the level of competition which it experiences. Quarterly sales and operating results generally depend on the volume and timing of orders received and recognized as revenue during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid Technology, Inc., Avid Technology Park, One Park West, Tewksbury, MA 01876, Attention: Corporate Secretary.

The remainder of the response to this item is contained under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004 (the "2004 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" all of which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2004 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the Company's 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the Company's 2004 Proxy Statement under the caption "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Company's 2004 Proxy Statement under the caption "Independent Accountant's Fees and Other Matters" and is incorporated herein by reference.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:
  -  Report of Independent Auditors
  - Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
  -  Consolidated Balance Sheets as of December 31, 2003 and 2002
  - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
  - Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
  -  Notes to Consolidated Financial Statements

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

10.3 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15,1995, File No. 0-21174).

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

#10.28 Amended and Restated 1996 Employee Stock Purchase Plan(incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003, File No. 0-21174).

*#10.29 Amended and Restated Avid Technology, Inc. Non-Qualified Deferred
        Compensation Plan as amended

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

#10.45 Executive Employment Agreement by and between the Company and David A. Krall, dated as of July 24, 2002.

#10.46 Executive Employment Agreement by and between the Company and Joseph Bentivegna, dated as of July 24, 2002.

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

#10.56 Change-in-Control Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

#10.57 Change-in-Control Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

#10.58 Change-in-Control Agreement by and between the Company and Michael Rockwell, dated as of July 24, 2002.

#10.60 Change-in-Control Agreement by and between the Company and Charles L. Smith, dated as of July 24, 2002.

*10.61 Executive Employment Agreement by and between the Company and Trish Baker, dated as of May 21, 2003.

*10.62 Change-in-Control Agreement by and between the Company and Trish Baker, dated as of May 21, 2003.

*21     Subsidiaries of the Registrant.

*23.1   Consent of PricewaterhouseCoopers LLP.

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 15 (a) 3.

(b) REPORTS ON FORM 8-K

A report on Form 8-K furnished October 16, 2003, reporting under Item 9 the announcement that on October 16, 2003, the Company issued a press release regarding its financial results for the quarter ended September 30, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, the information contained in the Form 8-K, which was intended to be furnished under
Item 12, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

By:    /s/ David A. Krall
      -------------------------------
      David A. Krall
      President and Chief Executive Officer
      (Principal Executive Officer)

Date: March 11, 2004


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


Date: March 11, 2004        Date: March 11, 2004        Date: March 11, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                             TITLE                     DATE
        ----                             -----                     ----

 /s/ Charles T. Brumback                Director                March 4, 2004
 -------------------------
 Charles T. Brumback

 /s/ John Guttag                        Director                March 10, 2004
 -------------------------
 John Guttag

 /s/ Robert M. Halperin                 Director                March 2, 2004
 -------------------------
 Robert M. Halperin

 /s/ Nancy Hawthorne                    Director                March 5, 2004
 -------------------------
 Nancy Hawthorne

 /s/ David A. Krall                     Director                March 11, 2004
 -------------------------
 David A. Krall

 /s/ Pamela F. Lenehan                  Director                March 8, 2004
 -------------------------
 Pamela F. Lenehan

 /s/ William J. Warner                  Director                March 9, 2004
 -------------------------
 William J. Warner

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                   ITEM 15(d)

                          FINANCIAL STATEMENT SCHEDULE

                             AVID TECHNOLOGY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                        Additions
                                                 -----------------------
                                   Balance at    Charged to   Charged to                Balance at
                                  beginning of   costs and      other                     end of
         Description                period        expenses     accounts    Deductions     period
--------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
          December 31, 2003           $6,237          $10                  ($1,534)(a)     $4,713

          December 31, 2002            8,566          534                   (2,863)(a)      6,237

          December 31, 2001            9,806          619                   (1,859)(a)      8,566

Sales returns and allowances
          December 31, 2003           $4,377                  $6,669(b)    ($6,598)(c)     $4,448

          December 31, 2002            2,931                   9,481(b)     (8,035)(c)      4,377

          December 31, 2001            1,578                   9,086(b)     (7,733)(c)      2,931

Allowance for transactions with recourse
          December 31, 2003           $3,304         $614       $810(b)    ($1,458)(d)     $3,270

          December 31, 2002            3,862          539        471(b)     (1,568)(d)      3,304

          December 31, 2001            5,026        1,016      1,090(b)     (3,270)(d)      3,862

Deferred tax asset valuation allowance
          December 31, 2003         $126,490      $30,247     ($3,517)(e)                $153,220

          December 31, 2002          131,428         (303)     (4,635)(e)                 126,490

          December 31, 2001          115,962       14,733         733                     131,428

(a) Amount represents write-offs, net of recoveries.
(b) Provisions for sales returns, volume rebates and a portion of the provision for transactions with recourse are charged directly against revenue.
(c) Amount represents credits for returns, volume rebates and promotions.
(d) Amount represents defaults, net of recoveries.
(e) Amount represents tax return to accrual adjustments.

                                       F-1

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

10.3 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on May 15,1995, File No. 0-21174).

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

#10.28 Amended and Restated 1996 Employee Stock Purchase Plan(incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003, File No. 0-21174).

*#10.29 Amended and Restated Avid Technology Inc. Non-Qualified Deferred
        Compensation Plan as amended

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

#10.45 Executive Employment Agreement by and between the Company and David A. Krall, dated as of July 24, 2002.

#10.46 Executive Employment Agreement by and between the Company and Joseph Bentivegna, dated as of July 24, 2002.

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

#10.56 Change-in-Control Agreement by and between the Company and David Lebolt, dated as of July 24, 2002.

#10.57 Change-in-Control Agreement by and between the Company and Paul Milbury, dated as of July 24, 2002.

#10.58 Change-in-Control Agreement by and between the Company and Michael Rockwell, dated as of July 24, 2002.

#10.60 Change-in-Control Agreement by and between the Company and Charles L. Smith, dated as of July 24, 2002.

*10.61 Executive Employment Agreement by and between the Company and Trish Baker, dated as of May 21, 2003.

*10.62 Change-in-Control Agreement by and between the Company and Trish Baker, dated as of May 21, 2003.

*21     Subsidiaries of the Registrant.

*23.1   Consent of PricewaterhouseCoopers LLP.

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
*documents filed herewith
#Management contract or compensatory plan identified pursuant to Item 15 (a) 3.