Form 10-Q
period 2004-03-31
AVID TECHNOLOGY INC
filed 2004-05-07
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                    ---------

                         Commission File Number 0-21174

                              AVID TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE 04-2977748                      04-2977748
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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of April 29, 2004 was 31,606,942.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE
                                                                        ----


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)
        for the three months ended March 31, 2004 and 2003..................1

    b)  Condensed Consolidated Balance Sheets as of
        March 31, 2004 (unaudited)and December 31, 2003.....................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2004 and 2003..................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited)....4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.........23

ITEM 4.  Controls and Procedures...........................................24

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................25

ITEM 6.  Exhibits and Reports on Form 8-K..................................25

SIGNATURES.................................................................26

EXHIBIT INDEX..............................................................27

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2004          2003
                                                     ------------   ------------
Net revenues                                            $127,374       $112,177
Cost of revenues                                          54,103         52,227
                                                     ------------   ------------
 Gross profit                                             73,271         59,950
                                                     ------------   ------------
Operating expenses:
 Research and development                                 22,292         21,699
 Marketing and selling                                    29,854         25,264
 General and administrative                                5,886          5,345
 Restructuring and other costs, net                            -          1,783
 Amortization of intangible assets                           439            293
                                                     ------------   ------------
  Total operating expenses                                58,471         54,384
                                                     ------------   ------------

Operating income                                          14,800          5,566

Other income (expense), net                                 (560)           231
                                                     ------------   ------------
Income before income taxes                                14,240          5,797

Provision for (benefit from) income taxes                   (500)           300
                                                     ------------   ------------

Net income                                               $14,740         $5,497
                                                     ============   ============

Net income per common share - basic                        $0.47          $0.20
                                                     ============   ============

Net income per common share - diluted                      $0.44          $0.18
                                                     ============   ============

Weighted average common shares outstanding - basic        31,202         27,604
                                                     ============   ============

Weighted average common shares outstanding - diluted      33,740         29,860
                                                     ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                    March 31,     December 31,
                                                      2004           2003
                                                  -------------  -------------
                                                   (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $80,060       $102,649
 Marketable securities                                  89,964         93,660
 Accounts receivable, net of allowances of
  $8,714 and $9,161 at March 31, 2004 and
  December 31, 2003, respectively                       74,892         69,230
 Inventories                                            35,818         38,292
 Current deferred tax assets, net                        1,065          1,032
 Prepaid expenses                                        6,776          5,117
 Other current assets                                    6,066          7,032
                                                  -------------  -------------
  Total current assets                                 294,641        317,012

Property and equipment, net                             25,159         23,223
Intangible assets, net                                   8,581          1,815
Goodwill                                                42,147          3,335
Long-term deferred tax assets, net                       2,557              -
Other assets                                             3,045          2,734
                                                  -------------  -------------
 Total assets                                         $376,130       $348,119
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $19,843        $15,755
 Accrued compensation and benefits                      15,787         23,753
 Accrued expenses and other current liabilities         27,585         27,452
 Income taxes payable                                    8,564          8,504
 Deferred revenues                                      57,871         44,943
                                                  -------------  -------------
  Total current liabilities                            129,650        120,407

Long-term debt and other liabilities                       470            607
                                                  -------------  -------------
    Total liabilities                                  130,120        121,014
                                                  -------------  -------------

Contingencies (Note 6)


Stockholders' equity:
 Common stock                                              314            311
 Additional paid-in capital                            424,653        419,981
 Accumulated deficit                                  (179,735)      (194,476)
 Deferred compensation                                     (17)           (30)
 Accumulated other comprehensive income                    795          1,319
                                                  -------------  -------------
  Total stockholders' equity                           246,010        227,105
                                                  -------------  -------------
  Total liabilities and stockholders' equity          $376,130       $348,119
                                                  =============  =============


The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                      2004            2003
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $14,740          $5,497
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                          3,277           3,086
  Provision for doubtful accounts                                         (130)            194
  Compensation expense from stock grants and options                        13              87
  Equity in (income) loss of non-consolidated company                      (18)             16
  Changes in operating assets and liabilities:
   Accounts receivable                                                  (5,083)         (2,406)
   Inventories                                                           2,369           3,152
   Prepaid expenses and other current assets                            (1,547)         (2,848)
   Accounts payable                                                      3,700          (6,715)
   Income taxes payable                                                     31             (61)
   Accrued expenses, compensation and benefits                          (8,178)             86
   Deferred revenues and deposits                                        8,473          11,347
-----------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                              17,647          11,435
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (4,417)          (1,874)
 Payments for other long-term assets                                      (10)            (147)
 Payments for business acquisitions, net of cash acquired             (43,899)              (7)
 Purchases of marketable securities                                    (8,966)          (6,254)
 Proceeds from sales of marketable securities                          12,505            2,862
-----------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (44,787)          (5,420)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                   (161)            (151)
 Proceeds from issuance of common stock under employee stock plans      4,675            6,821
-----------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,514            6,670
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               37              (22)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (22,589)          12,663
Cash and cash equivalents at beginning of period                      102,649           62,174
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $80,060          $74,837
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2003 in its 2003 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

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

2.  NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                         2004        2003
                                                     -----------  ----------

Net income                                              $14,740      $5,497
                                                     ===========  ==========

Weighted average common shares outstanding - basic       31,202      27,604
Weighted average potential common stock                   2,538       2,256
                                                     -----------  ----------
Weighted average common shares outstanding - diluted     33,740      29,860
                                                     ===========  ==========
Net income per common share - basic                       $0.47       $0.20
Net income per common share - diluted                     $0.44       $0.18

Common stock options and warrants that were
considered anti-dilutive securities and
excluded from the diluted net income per share
calculations were as follows, on a
weighted-average basis:                                   1,312       2,832

For the three months ended March 31, 2004 and 2003, certain stock options and warrants have been excluded from the diluted net income per share calculation, as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

3.  ACQUISITION - NXN SOFTWARE AG

In January 2004, Avid acquired NXN Software AG ("NXN"), a company based in Munich, Germany which is a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of (euro)35 million ($43.7 million). The Company also incurred about $1.3 million of transaction costs. The acquisition expands Avid's offering in digital asset management by enabling the Company's film and video postproduction, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN will be reported within our Video and Film Editing and Effects ("Video") segment. The goodwill resulting from the purchase price allocation reflects the synergies the Company hopes to realize by integrating the NXN technology with its other products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

        Current assets                          $2,049
        Equipment and other long-term assets       584
        Identifiable intangible assets           7,200
        Deferred tax assets, net                 2,480
        Goodwill                                38,813
                                              ---------
        Total assets acquired                   51,126
        Current liabilities assumed             (6,169)
        Transaction costs incurred              (1,294)
                                              ---------
        Net assets acquired                    $43,663
                                              =========

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, most of which are being amortized over a six-year period. Accumulated amortization of these intangibles was $0.2 million at March 31, 2004. Amortization of these intangibles for the full year is expected to be $1.2 million. The $38.8 million of goodwill was assigned to the Video segment and, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", will not be amortized. This goodwill is not deductible for tax purposes.

Pro Forma Financial Information for Acquisition (Unaudited)

The following unaudited pro forma financial information presents the results of operations for the quarters ended March 31, 2004 and 2003 as if the acquisition of NXN in January 2004 occurred at the beginning of 2003. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2003, or of future results.


                                           Three Months Ended March 31,
                                          ------------------------------
                                               2004             2003
                                          -------------    -------------
 (In thousands, except per share data)
  Net revenues                                $127,844         $113,983

  Net income                                   $14,704           $4,939

  Net income per share:
   Basic                                         $0.47            $0.18

   Diluted                                       $0.44            $0.17

4.  INVENTORIES

Inventories consisted of the following (in thousands):

                          March 31,     December 31,
                            2004           2003
                        ------------   ------------
    Raw materials           $11,803        $12,086
    Work in process             690          1,475
    Finished goods           23,325         24,731
                        ------------   ------------
                            $35,818        $38,292
                        ============   ============

As of March 31, 2004 and December 31, 2003, the finished goods inventory included deferred costs of $12.9 million and $14.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

5.  ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

                                             Three Months Ended March 31,
                                             -----------------------------
                                                  2004            2003
                                             -------------   -------------

 Net income as reported                           $14,740          $5,497

 Add:  Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                            13              15

 Deduct:  Total stock-based employee
 compensation expense determined under the
 fair value-based method for all awards,
 net of related tax effects                        (3,371)         (3,301)
                                             -------------   -------------

 Pro forma net income                             $11,382          $2,211
                                             =============   =============

 Net income per share:
  Basic-as reported                                 $0.47           $0.20

  Basic-pro forma                                   $0.36           $0.08

  Diluted-as reported                               $0.44           $0.18

  Diluted-pro forma                                 $0.34           $0.07

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

6.  CONTINGENCIES

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon our motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by Avid. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to this date of the complaint) and ending May 15, 1999. In its answer to the complaint, the Company asserted that it did not infringe the patent and that the patent is invalid. The Company is unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, the Company believes it does not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the anti-trust claims against both parties and the remaining common law claim against the Company was dismissed by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. On March 18, 2004, the Company entered into a settlement agreement with Glen Holly whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, Avid agreed to make a contingent payment to Glen Holly of $1,050,000. This amount is included in other income (expense), net for the three-month period ended March 31, 2004. On March 19, 2004, we filed a motion with the U.S. District Court requesting that the Court make a determination that the settlement agreement met the statutory standards of a good faith settlement, and that Tektronix has no right to contribution or indemnification from Avid arising from any claim asserted in the lawsuit. On April 6, 2004, Tektronix filed an opposition to this motion. A hearing on this matter is scheduled for May 17, 2004. In the event the Court determines that the settlement agreement satisfies the good faith statute, or alternatively, that Tektronix is not entitled to contribution or indemnification, Glen Holly will file a "Stipulation of Dismissal with Prejudice" with the Court, dismissing all claims alleged against the Company in this proceeding. Should the Court not find in Avid's favor in this matter, Avid may elect to require that Glen Holly return substantially all of the contingent payment, and the settlement agreement will be deemed null and void.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of March 31, 2004 be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of March 31, 2004, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including primarily end-users, and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2004 and December 31, 2003, Avid's maximum recourse exposure totaled approximately $15.8 million and $14.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates. At March 31, 2004 and December 31, 2003, the Company's accrual for estimated losses was $2.6 million and $3.3 million, respectively.

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

The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2004 (in thousands):

        Accrual balance at December 31, 2003      $1,355

        Accruals for product warranties            1,024
        Cost of warranty claims                     (823)
                                                ---------
        Accrual balance at March 31, 2004         $1,556
                                                =========

7.  COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income, (in thousands):

                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                                 2004         2003
                                             -----------  -----------
Net income                                      $14,740       $5,497
Net changes in:
 Foreign currency translation adjustment           (581)       1,207
 Unrealized gains on securities                      57           52
                                             -----------  -----------
Total comprehensive income                      $14,216       $6,756
                                             ===========  ===========

8.  SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by reportable segment (in thousands):

                                        Three Months Ended March 31,
                                        ----------------------------
                                             2004           2003
                                        -------------   ------------
Video and Film Editing and Effects:
     Net revenues                            $91,979        $79,339
     Operating income                        $13,344         $5,120
Professional Audio:
     Net revenues                            $35,395        $32,838
     Operating income                         $1,895         $2,522
Combined Segments:
     Net revenues                           $127,374       $112,177
     Operating income                        $15,239         $7,642

The following table reconciles operating income for reportable segments to the total consolidated amounts for the three months ended March 31, 2004 and 2003 (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2004         2003
                                                  ----------   ----------

Total operating income for reportable segments      $15,239       $7,642
  Unallocated amounts:
   Restructuring and other costs, net                     -       (1,783)
   Amortization of acquisition-related
    intangible assets                                  (439)        (293)
                                                  ----------   ----------
Consolidated operating income                       $14,800       $5,566
                                                  ==========   ==========

9.  RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility, for which a charge had previously been included in a 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002, and hiring real estate brokers to assist in finding subtenants. The Daly City estimate was revised, and an additional charge recorded, in the fourth quarter of 2003.

In March 2003, the Company implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, the Company recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million.

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

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other liabilities for the three months ended March 31, 2004 (in thousands):

                                        Employee     Facilities
                                         Related      Related         Total
                                      ------------  ------------  ------------
Accrual balance at December 31, 2003          $50        $4,843        $4,893

Cash payments                                   -          (417)         (417)
                                      ------------  ------------  ------------
Accrual balance at March 31, 2004             $50        $4,426        $4,476
                                      ============  ============  ============

The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and charges against the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB No. 104, "Revenue Recognition" which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have any impact on our consolidated financial position or results of operations.

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

        In April 2003, we introduced a new family of products based on our Digital Nonlinear Accelerator, or Avid DNA, architecture, a powerful series of specialized computer hardware products engineered specifically for media processing. When paired with our next-generation nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing and outputting DV, SD and HD video formats. The Avid DNA family includes Avid Media Composer Adrenaline and Avid NewsCutter Adrenaline FX systems, both of which began shipping in the second quarter of 2003, and Avid Xpress Pro and Avid Mojo, which began shipping in the third quarter of 2003. The Avid Media Composer Adrenaline system leverages the key features of its predecessor to offer improved quality, speed and performance in high-pressure time-sensitive television and film editing and production environments. The Avid NewsCutter Adrenaline FX expands news editing capabilities by offering speed, reliability and a range of professional news-oriented editing and workflow features in a turnkey PC-based platform. Avid Xpress Pro software and the Avid Mojo accelerator deliver professional video, film, and audio editing capabilities including automatic color correction, real-time digital and analog output and are qualified to run on a wide range of Windows-based CPUs as well as on the Power Mac G5. The Avid DNA family also includes the Avid DS Nitris system which began shipping in the fourth quarter of 2003. The Avid DS Nitris product is a powerful finishing tool delivering real-time effects and color correction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        Management believes the Company's critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results of operations, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in the Company's 2003 Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates."

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

        Net revenues increased by $15.2 million (13.5%) to $127.4 million in the quarter ended March 31, 2004 from $112.2 million for the same quarter in 2003. Revenues in our Video business increased $12.6 million or 15.9%, while revenues in our Audio business grew $2.6 million or 7.8%. The growth in the Video business reflects increased sales volume of our products, including the new Avid DNA family of products released in the second through fourth quarters of 2003. Revenue growth in our Audio segment also reflects primarily increased sales volume of our products. Revenue growth in both segments was partially offset by lower average selling prices of certain products in 2004 as compared to 2003. Average selling prices include the impact of price changes, discounting and mix (higher or lower-end) of products sold. Average selling prices also include the impact of foreign currency exchange rate changes, which had a favorable impact in 2004 compared to 2003.

        Net revenues derived through indirect channels were approximately 76% of net revenues for the three months ended March 31, 2004, compared to 79% of net revenues for the same period in 2003. The increase in direct selling from 2003 to 2004 was primarily due to the growth in sales to our broadcast customers. We expect sales to broadcast customers will be an area of potential revenue growth in the future.

        Sales in the Americas have typically accounted for at or near 55% of our consolidated net revenues, while sales in Europe and Asia Pacific represent the remaining 45%. However, the relative percentages of sales among the regions can vary based on, among other things, the impact of currency exchange rate variations on revenues, the timing of revenue recognition of solutions sales, and local economic conditions.

        Sales in the Americas accounted for 56% and 55% of our first quarter 2004 and 2003 net revenues, respectively. For the three-month period ended March 31, 2004, Americas sales increased by approximately $9.7 million or 15.8%, compared to the same period in 2003.

        Sales in Europe and Asia Pacific regions accounted for 44% and 45% of our first quarter 2004 and 2003 net revenues, respectively. The combined Europe and Asia Pacific sales in the first quarter of 2004 increased by approximately $5.5 million or 10.9%, compared to the same period in 2003, with the impact of currency translation being a significant factor, especially in Europe.

 Gross Profit

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

        Our gross margin increased to 57.5% in the first quarter of 2004 compared to 53.4% in the same period of 2003. This increase was primarily due to a favorable product mix in the Video segment in large part due to the introduction of the Avid DNA family of products in the second through fourth quarters of 2003, which have higher gross margins than many of our other products. Additionally, there was a positive impact on revenue from currency exchange rates with no offsetting impact on costs of revenues as most of our manufacturing costs are transacted in U.S. dollars. The Audio segment had a lower gross margin in the first quarter of 2004 as compared to 2003, primarily due to increased promotional revenue deferrals in the first quarter of 2004.

Research and Development

        Research and development expenses increased by $0.6 million (2.7%) in the first quarter of 2004 compared to the same period in 2003. The increase was primarily due to higher personnel-related costs (in part due to the acquisition of NXN), partially offset by a reduction in engineering outsourcing associated with the development of our new products that had increased during the first quarter of 2003. Research and development expenses decreased to 17.5% of net revenues in the first quarter of 2004 from 19.3% in the same quarter of 2003. The decrease in research and development expenses as a percentage of net revenues is due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $4.6 million (18.2%) in the first quarter of 2004 compared to the same period in 2003. The increase was primarily due to higher personnel-related costs, including salaries and related taxes and benefits as well as expenses associated with our bonus plan, commission expense (due to higher revenues), travel, trade shows and a European regional sales meeting. We also had higher net foreign exchange losses (specifically, transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, in 2004. Marketing and selling expenses increased to 23.4% of net revenues in the first quarter of 2004 from 22.5% in the same quarter of 2003, as a result of the factors stated above. We expect the second quarter 2004 expenses for marketing and selling to be higher than those incurred in the first quarter due to expenses associated with the National Association of Broadcasters trade show, which occurs in the second quarter.

General and Administrative

        General and administrative expenses increased by $0.5 million (10.1%) in the first quarter of 2004 compared to the same period in 2003. The increase was primarily due to higher personnel-related costs, expenses associated with our bonus plan and increased legal fees. General and administrative expenses decreased to 4.6% of net revenues in the first quarter of 2004 from 4.8% in the same quarter of 2003. The decrease in general and administrative expenses as a percentage of net revenues is due to the increased revenue base.

Restructuring and Other Costs, Net

        In March 2003, we implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, during the first three months of 2003 we recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. No such charges were taken in the first quarter of 2004.

Amortization of Acquisition-Related Intangible Assets

        In January 2004 we acquired NXN Software AG ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of (euro)35 million ($43.7 million). As part of the purchase accounting allocation we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name. The unamortized balance of the identifiable intangible assets relating to this acquisition was $7.0 million at March 31, 2004.

        From 2000 to 2003 we recorded intangible assets as we acquired the following companies or their assets: Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $7.6 million to identifiable intangible assets consisting of completed technologies and work force, and $2.2 million to goodwill. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of a previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $1.6 million at March 31, 2004.

         Included in the operating results for each of the quarters ended March 31, 2004 and 2003 is amortization of all of these intangible assets of $0.4 million and $0.3 million, respectively.

Other Income (Expense), Net

        Other income (expense), net, generally consists primarily of interest income, net of interest expense. During the first quarter of 2004, other income (expense), net, was a net expense amount of ($0.6) million compared to a net income amount of $0.2 million for the first quarter of 2003 due to a charge in 2004 of $1.1 million related to reaching a pending settlement of a lawsuit. The charge was included in other income (expense), net because the suit related to a previous joint venture with a third party under which our 50% equity in the income of that joint venture had been recorded as other income (expense), net. See Note 6 to our condensed consolidated financial statements.

Provision for Income Taxes

        We recorded a net tax benefit of $0.5 million in the first quarter of 2004 and a tax provision of $0.3 million for the first quarter of 2003. The net tax benefit for the first quarter of 2004 reflected the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitation on that reserve item, offset partially by a tax provision of $0.7million. The tax provisions for the first quarter of 2004 and 2003 were substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits.

        The tax provision in each quarter is significantly affected by net changes in the valuation allowance against our deferred tax assets. Regular federal income taxes resulting from anticipated U.S. profits have been offset by the utilization of deductions from acquisition-related temporary differences and net operating loss carry-forwards; the tax provision benefit of utilizing these items results from the corresponding net reduction in the valuation allowance. However, due to the remaining level of deferred tax assets and the level of related historical taxable income, we have determined that the uncertainty regarding the realization of these remaining assets is sufficient to warrant the continued establishment of a valuation allowance against nearly all of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of March 31, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $170.0 million.

        With respect to cash flow, net cash provided by operating activities was $17.6 million for the three months ended March 31, 2004 compared to $11.4 million for the same period in 2003. During the quarter ended March 31, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses. During the quarter ended March 31, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by an increase in prepaid expenses and other current assets and a decrease in accounts payable.

        At March 31, 2004 and December 31, 2003, we held inventory in the amounts of $35.8 million and $38.3 million, respectively. These balances include stockroom, spares, demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review these balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write-down the inventories to reflect their estimated realizable value.

        Accounts receivable increased by $5.7 million to $74.9 million at March 31, 2004 from $69.2 million at December 31, 2003, driven primarily by the year-over-year increase in net revenues. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 49 days at December 31, 2003 to 53 days at March 31, 2004. The increase in days sales outstanding is primarily attributable to the increase in revenue quarter over quarter, the timing of shipments during the quarter, and an increase in deferred maintenance contract billings for which the revenue will be recognized ratably in future quarters.

        Net cash flow used in investing activities was $44.8 million for the three-month period ending March 31, 2004 compared to $5.4 million for the same period in 2003. We expended cash of $42.9 million for the purchase of NXN Software AG, net of NXN's cash acquired of $0.8 million. Also, a second payment of $1.0 million for our acquisition in 2003 of Bomb Factory Digital was made in early 2004, after resolution of acquisition-related contingencies, with the final payments totaling $0.4 million due on various dates through December 2004. We purchased $4.4 million of property and equipment during the first quarter of 2004 compared to $1.9 million in the same period of 2003. Purchases of property and equipment in both 2004 and 2003 were primarily of computer hardware and software to support research and development activities and our information systems. Our capital spending program for 2004 is currently expected to be $13 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

        During the three months ended March 31, 2004 and 2003, we generated cash of $4.7 million and $6.8 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, we also have cash obligations of approximately $17.2 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.4 million at March 31, 2004 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB No. 104, "Revenue Recognition" which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have any impact on our consolidated financial position or results of operations.

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

        We recently introduced several new digital non-linear products based on our Digital Nonlinear Accelerator architecture, including our and next-generation Media Composer (Media Composer Adrenaline) and NewsCutter (NewsCutter Adrenaline) systems, as well as Avid Xpress Pro with Avid Mojo and Avid DS Nitris hardware. We will need to continue to focus marketing and sales efforts on educating potential customers and our resellers about the uses and benefits of these products. The future success of certain of these products, such as Avid DS Nitris, which enable high-definition production, will also depend on consumer demand for appliances, such as television sets and monitors, that utilize the high definition standard. In addition, there are several other risks involved with offering new products in general, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this market.

        We are currently building our presence in the digital broadcast market and have augmented our NewsCutter product offering with the Avid Unity for News products, and the server, newsroom, and browser products obtained in the Pluto and iNews acquisitions. The broadcast market is distinguished from our traditional video business in that turnkey, fully integrated, complex solutions (including the configuration of unique workflows), rather than discrete point products, are frequently required by the customer. Success in this market will require, among other things, creating compelling solutions and developing a strong, loyal customer base.

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

        Products from our Digidesign division have captured a significant portion of the professional audio market. Digidesign's strong performance in recent years reflects a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. The timely development of new or enhanced products and the integration of newly acquired products, is a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent our development and introduction of new or enhanced products, or our integration of acquired products, which, in turn, could harm our business.

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

        We periodically acquire businesses and form strategic alliances. For example, in December 2003, we acquired the assets of Bomb Factory Digital, Inc., a company that produces digital audio processing products, and in January 2004, we acquired NXN Software AG, a company that manufactures asset and production management systems specifically targeted for the entertainment and computer graphics industries. The risks associated with such acquisitions, alliances, and investments include, among others:

o the difficulty of assimilating the operations, policies and personnel of the target companies;
o the failure to realize anticipated returns on investment, cost savings and synergies;
o the diversion of management's time and attention;
o the dilution existing stockholders may experience if we decide to issue shares of our common stock or other rights to purchase our common stock as consideration in the acquisition in lieu of cash;
o the potential loss of key employees of the target company;
o the difficulty in complying with a variety of foreign laws;
o the impairment of relationships with customers or suppliers of the target company or our customers or suppliers; and
o unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.

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

        Terrorism, acts of war, or other catastrophic events may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The increasing presence of these threats has created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, and other conflicts and events.

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

        For the three-month period ended March 31, 2004, net gains of $0.2 million resulting from euro-based forward-exchange contracts were recorded, partially offsetting net transaction and remeasurement losses of $0.8 million on the related assets and liabilities. Net losses of $0.2 million resulting from forward exchange contracts on the other currencies in which we do business partially offset net transaction and remeasurement gains of $0.3 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At March 31, 2004, we held $170.0 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the anti-trust claims against both parties and the remaining common law claim against the Company was dismissed by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. On March 18, 2004, the Company entered into a settlement agreement with Glen Holly whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, Avid agreed to make a contingent payment to Glen Holly of $1,050,000. This amount is included in other income (expense), net for the three-month period ended March 31, 2004. On March 19, 2004, we filed a motion with the U.S. District Court requesting that the Court make a determination that the settlement agreement met the statutory standards of a good faith settlement and that Tektronix has no right to contribution or indemnification from Avid arising from any claim asserted in the lawsuit. On April 6, 2004, Tektronix filed an opposition to this motion. A hearing on this matter is scheduled for May 17, 2004. In the event the Court determines that the settlement agreement satisfies the good faith statute, or alternatively, that Tektronix is not entitled to contribution or indemnification, Glen Holly will file a "Stipulation of Dismissal with Prejudice" with the Court, dismissing all claims alleged against the Company in this proceeding. Should the Court not find in Avid's favor in this matter, Avid may elect to require that Glen Holly return substantially all of the contingent payment, and the settlement agreement will be deemed null and void.

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K
    -------------------

No reports on Form 8-K were filed by us during the first quarter ended March 31, 2004. We furnished a Current Report on Form 8-K on January 29, 2004, reporting under Item 12 that on January 29, 2004, we announced our financial results for our fourth quarter and fiscal year ended December 31, 2003 and certain other information. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Avid Technology, Inc.

Date:  May 7, 2004           By:   /s/ Paul J. Milbury
                                   -----------------------------
                                   Paul J. Milbury
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  May 7, 2004           By:   /s/ Carol L. Reid
                                   -----------------------------
                                   Carol L. Reid
                                   Vice President and Corporate Controller
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