Form 10-Q
period 2004-06-30
AVID TECHNOLOGY INC
filed 2004-08-06
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 Yes X    No
                                    ---      ---


        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes X    No
                                    ---      ---


The number of shares outstanding of the registrant's Common Stock as of July 27, 2004 was 31,830,484.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----


PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

   a)  Condensed Consolidated Statements of Operations (unaudited)
       for the three and six months ended June 30, 2004 and 2003 ..........1

   b)  Condensed Consolidated Balance Sheets (unaudited) as of
       June 30, 2004 and December 31, 2003 ................................2

   c)  Condensed Consolidated Statements of Cash Flows (unaudited)
       for the six months ended June 30, 2004 and 2003 ....................3

   d)  Notes to Condensed Consolidated Financial Statements (unaudited) ...4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................12

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk .......25

ITEM 4.  Controls and Procedures .........................................26

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................27

ITEM 4.  Submission of Matters to a Vote of Security Holders .............27

ITEM 5.  Other Information ...............................................27

ITEM 6.  Exhibits and Reports on Form 8-K ................................28

SIGNATURES ...............................................................29

EXHIBIT INDEX ............................................................30

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                               -----------------------  -----------------------
                                                   2004        2003        2004        2003
                                               ----------- -----------  ----------- -----------
Net revenues                                     $139,886    $113,317     $267,260    $225,494
Cost of revenues                                   60,995      50,608      115,098     102,835
                                               ----------- -----------  ----------- -----------
 Gross profit                                      78,891      62,709      152,162     122,659
                                               ----------- -----------  ----------- -----------

Operating expenses:
 Research and development                          22,924      21,428       45,216      43,127
 Marketing and selling                             33,656      27,748       63,510      53,012
 General and administrative                         6,184       5,617       12,070      10,962
 Restructuring and other costs, net                     -           -            -       1,783
 Amortization of intangible assets                    549         341          988         634
                                               ----------- -----------  ----------- -----------
  Total operating expenses                         63,313      55,134      121,784     109,518
                                               ----------- -----------  ----------- -----------

Operating income                                   15,578       7,575       30,378      13,141

Other income, net                                     595         507           35         738
                                               ----------- -----------  ----------- -----------
Income before income taxes                         16,173       8,082       30,413      13,879

Provision for income taxes                            700         300          200         600
                                               ----------- -----------  ----------- -----------

Net income                                        $15,473      $7,782      $30,213     $13,279
                                               =========== ===========  =========== ===========

Net income per common share - basic                 $0.49       $0.27        $0.96       $0.47
                                               =========== ===========  =========== ===========

Net income per common share - diluted               $0.45       $0.25        $0.89       $0.43
                                               =========== ===========  =========== ===========

Weighted average common shares
outstanding - basic                                31,623      28,494       31,413      28,052
                                               =========== ===========  =========== ===========

Weighted average common shares
outstanding - diluted                              34,134      31,673       33,912      30,904
                                               =========== ===========  =========== ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                       June 30,     December 31,
                                                         2004           2003
                                                    -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                               $98,190       $102,649
 Marketable securities                                    92,507         93,660
 Accounts receivable, net of allowances of
  $8,816 and $9,161 at June 30, 2004 and
  December 31, 2003, respectively                         78,702         69,230
 Inventories                                              34,475         38,292
 Current deferred tax assets, net                          1,051          1,032
 Prepaid expenses                                          5,792          5,117
 Other current assets                                      7,079          7,032
                                                    -------------  -------------
  Total current assets                                   317,796        317,012

Property and equipment, net                               24,441         23,223
Intangible assets, net                                     8,032          1,815
Goodwill                                                  41,687          3,335
Long-term deferred tax assets, net                         2,557              -
Other assets                                               3,330          2,734
                                                    -------------  -------------
  Total assets                                          $397,843       $348,119
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $19,953        $15,755
 Accrued compensation and benefits                        18,062         23,753
 Accrued expenses and other current liabilities           28,531         27,452
 Income taxes payable                                      8,904          8,504
 Deferred revenues                                        54,546         44,943
                                                    -------------  -------------
  Total current liabilities                              129,996        120,407

Long-term debt and other liabilities                         351            607
                                                    -------------  -------------
  Total liabilities                                      130,347        121,014
                                                    -------------  -------------

Contingencies (Note 6)

Stockholders' equity:
 Common stock                                                318            311
 Additional paid-in capital                              431,814        419,981
 Accumulated deficit                                    (164,262)      (194,476)
 Deferred compensation                                        (4)           (30)
 Accumulated other comprehensive income (loss)              (370)         1,319
                                                    -------------  -------------
  Total stockholders' equity                             267,496        227,105
                                                    -------------  -------------
  Total liabilities and stockholders' equity            $397,843       $348,119
                                                    =============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                   2004         2003
                                                               ------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $30,213     $13,279
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       6,699       6,198
  Provision for (recovery of) doubtful accounts
  and recourse obligations                                             (188)        132
  Compensation expense from stock grants and options                     26         138
  Equity in income of non-consolidated company                          (59)        (42)
  Changes in operating assets and liabilities:
   Accounts receivable                                               (7,734)       (324)
   Inventories                                                        3,947       1,790
   Prepaid expenses and other current assets                         (1,848)     (1,371)
   Accounts payable                                                   3,707      (6,891)
   Income taxes payable                                                 379         398
   Accrued expenses, compensation and benefits                       (4,617)        321
   Deferred revenues and deposits                                     5,559       8,211
----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                           36,084      21,839
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (6,528)     (2,696)
 Payments for other long-term assets                                   (349)       (331)
 Payments for business acquisitions, net of cash acquired           (43,899)       (408)
 Purchases of marketable securities                                 (29,846)    (34,204)
 Proceeds from sales of marketable securities                        30,160       7,518
----------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                              (50,462)    (30,121)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                 (324)       (305)
 Proceeds from issuance of common stock under employee stock plans   11,840      25,251
----------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                           11,516      24,946
----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         (1,597)         77
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (4,459)     16,741
Cash and cash equivalents at beginning of period                    102,649      62,174
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $98,190     $78,915
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.      FINANCIAL INFORMATION
ITEM 1D.     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)


1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly-owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2003 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2003 in its 2003 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

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

2.  NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                        -----------------------  ---------------------
                                                             2004        2003        2004       2003
                                                        -----------  ----------  ---------- ----------
Net income                                                 $15,473      $7,782     $30,213    $13,279
                                                        ===========  ==========  ========== ==========

Weighted average common shares outstanding - basic          31,623      28,494      31,413     28,052
Weighted average potential common stock:
  Options                                                    2,452       3,179       2,493      2,852
  Warrant                                                       59           -           6          -
                                                        -----------  ----------  ---------- ----------
Weighted average common shares outstanding - diluted        34,134      31,673      33,912     30,904
                                                        ===========  ==========  ========== ==========

Net income per common share - basic                          $0.49       $0.27       $0.96      $0.47
Net income per common share - diluted                        $0.45       $0.25       $0.89      $0.43


For the three and six months ended June 30, 2004 and 2003, certain stock options and the warrant have been excluded from the diluted net income per share calculation. Their effect would be anti-dilutive since the exercise prices were in excess of the Company's average common stock fair value for the related period.

Common stock options and warrant that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as follows, on a weighted-average basis:

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                        -----------------------  ---------------------
                                                             2004        2003        2004       2003
                                                        -----------  ----------  ---------- ----------
  Options                                                       96         106         166        366
  Warrant                                                        -       1,155           -      1,155
                                                        -----------  ----------  ---------- ----------
Total anti-dilutive common stock options and warrant            96       1,261         166      1,521
                                                        ===========  ==========  ========== ==========

3.  ACQUISITION - NXN SOFTWARE AG

In January 2004, Avid acquired Munich, Germany-based NXN Software AG ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of
(euro)35 million ($43.7 million). The Company also incurred approximately $1.3 million of transaction costs. The acquisition expands Avid's offering in digital asset management by enabling the Company's film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN will be reported within Avid's Video and Film Editing and Effects ("Video") segment. The goodwill resulting from the purchase price allocation reflects the synergies the Company hopes to realize by integrating the NXN technology with its other products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
                                              =========

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, most of which are being amortized over a six-year period. Amortization expense relating to these intangibles was $0.3 million and $0.5 million for the three- and six-month periods ended June 30, 2004, respectively. Amortization of these intangibles for the full year ended December 31, 2004 is expected to be $1.2 million. During the three-month period ended June 30, 2004, the $38.8 million of goodwill was reduced by $0.4 million to $38.4 million due to a reduction in the estimated fair value of deferred revenue acquired from NXN. In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill will not be amortized. This goodwill is not deductible for tax purposes.

Pro Forma Financial Information for Acquisition (Unaudited)

The following unaudited pro forma financial information presents the results of operations for the three-month period ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003 as if the acquisition of NXN in January 2004 occurred at the beginning of 2003. The actual results of operations for the three-month period ended June 30, 2004 included NXN for the full period. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2003, or of future results.

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------   -------------------
                                               2003            2004        2003
                                            ----------       --------- ---------
(In thousands, except per share data)
Net revenues                                 $115,326         $267,730  $229,308

Net income                                     $7,143          $30,056   $11,750

Net income per share:
 Basic                                          $0.25            $0.96     $0.42

 Diluted                                        $0.23            $0.89     $0.38

4.  INVENTORIES

Inventories consisted of the following (in thousands):

                                  June 30,         December 31,
                                    2004               2003
                              ----------------   ----------------
       Raw materials                  $13,058            $12,086
       Work in process                  2,008              1,475
       Finished goods                  19,409             24,731
                              ----------------   ----------------
                                      $34,475            $38,292
                              ================   ================

As of June 30, 2004 and December 31, 2003, the finished goods inventory included deferred costs of $8.3 million and $14.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

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


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                    ---------------------    ---------------------
                                                       2004        2003         2004        2003
                                                    ---------   ---------    ---------   ---------
  Net income as reported                             $15,473      $7,782      $30,213     $13,279

  Add:  Stock-based employee compensation expense
  included in reported net income                         13          14           26          29

  Deduct:  Total stock-based employee
  compensation expense determined under the fair
  value-based method for all awards, net of
  related tax effects                                 (3,940)     (3,272)      (7,311)     (6,573)
                                                    ---------   ---------    ---------   ---------

  Pro forma net income                               $11,546      $4,524      $22,928      $6,735
                                                    =========   =========    =========   =========
  Net income per share:

    Basic-as reported                                  $0.49       $0.27        $0.96       $0.47

    Basic-pro forma                                    $0.37       $0.16        $0.73       $0.24

    Diluted-as reported                                $0.45       $0.25        $0.89       $0.43

    Diluted-pro forma                                  $0.34       $0.14        $0.68       $0.22



Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

6.  CONTINGENCIES

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon Avid's motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by Avid. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to this date of the complaint) and ending May 15, 1999. In its answer to the complaint, the Company asserted that it did not infringe the patent and that the patent is invalid. The Company is unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, the Company believes it does not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the anti-trust claims against both parties and the remaining common law claim against the Company was dismissed by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. On March 18, 2004, the Company entered into a settlement agreement with Glen Holly whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, Avid agreed to make a payment to Glen Holly of $1,050,000 and accordingly, $985,000 was paid in March 2004 and the remaining $65,000 was paid in April 2004. This amount is included in other income (expense), net for the six-month period ended June 30, 2004. On March 19, 2004, Avid filed an application for determination of good faith settlement with the U.S. District Court requesting that it determine whether Tektronix had a right to contribution or indemnification from Avid arising from claims asserted in the lawsuit. On June 17, 2004, the U.S. District Court issued a ruling in which it determined that Tektronix had no such right. On June 24, 2004, Glen Holly filed a stipulation of dismissal with the Court, dismissing all claims alleged against the Company in this proceeding. On July 14, 2004, the court issued an order finding that the settlement agreement between Avid and Glen Holly was entered into in good faith under applicable law.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of June 30, 2004 be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of June 30, 2004, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including primarily end-users, and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2004 and December 31, 2003, Avid's maximum recourse exposure totaled approximately $16.6 million and $14.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates. At June 30, 2004 and December 31, 2003, the Company's accrual for estimated losses was $2.4 million and $3.3 million, respectively.

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

The following table sets forth the activity in the product warranty accrual account for the six-month periods ended June 30, 2004 and 2003 (in thousands):

                                               June 30, 2004    June 30, 2003
                                               -------------    -------------
   Accrual balance at beginning of period            $1,355             $922

   Accruals for product warranties                    1,729            1,322
   Cost of warranty claims                           (1,205)            (986)
                                               -------------    -------------
   Accrual balance at end of period                  $1,879           $1,258
                                               =============    =============

7.  COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income, (in thousands):

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                              --------------------  --------------------
                                                 2004      2003        2004       2003
                                              ---------  ---------  ---------  ---------
Net income                                     $15,473     $7,782    $30,213    $13,279
Net changes in:
 Foreign currency translation adjustment          (803)     2,032     (1,383)     3,239
 Unrealized gains (losses) on securities          (362)        (5)      (306)        47
                                              ---------  ---------  ---------  ---------
Total comprehensive income                     $14,308     $9,809    $28,524    $16,565
                                              =========  =========  =========  =========

8.  SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by reportable segment (in thousands):

                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                        ----------------------   ----------------------
                                           2004        2003         2004        2003
                                        ----------  ----------   ----------  ----------
Video and Film Editing and Effects:
      Net revenues                        $96,431     $77,392     $188,410    $156,731
      Operating income                     $7,967      $2,708      $21,311      $7,828
Professional Audio:
      Net revenues                        $43,455     $35,925      $78,850     $68,763
      Operating income                     $8,160      $5,208      $10,055      $7,730
Combined Segments:
      Net revenues                       $139,886    $113,317     $267,260    $225,494
      Operating income                    $16,127      $7,916      $31,366     $15,558


The following table reconciles operating income for reportable segments to the total consolidated amounts for the three- and six-month period ended June 30, 2004 and 2003 (in thousands):


                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                ----------------------   ----------------------
                                                   2004        2003         2004        2003
                                                ----------  ----------   ----------  ----------
Total operating income for reportable segments    $16,127      $7,916      $31,366     $15,558
 Unallocated amounts:
  Restructuring and other costs, net                    -           -            -      (1,783)
  Amortization of acquisition-related
   intangible assets                                 (549)       (341)        (988)       (634)
                                                ----------  ----------   ----------  ----------
Consolidated operating income                     $15,578      $7,575      $30,378     $13,141
                                                ==========  ==========   ==========  ==========

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

The Company recorded the December 2002 and March 2003 charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated potential sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other liabilities for the six months ended June 30, 2004 (in thousands):

                                        Employee     Facilities
                                         Related      Related        Total
                                      ------------  ------------  ------------
Accrual balance at December 31, 2003          $50        $4,843        $4,893

Revisions of estimated liabilities            (50)           50             -
Cash payments                                   -          (833)         (833)
                                      ------------  ------------  ------------
Accrual balance at June 30, 2004               $-        $4,060        $4,060
                                      ============  ============  ============

The majority of the facilities-related accrual represents estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and charges against the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") and, in December 2003, issued a revision to that interpretation ("FIN 46R"). FIN 46R further explains how to identify variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of January 1, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB No. 104 reflects the concepts contained in EITF No. 00-21; the other revenue recognition concepts contained in SAB No. 101 remain largely unchanged. The application of SAB No. 104 did not have any impact on the Company's financial position or results of operations.

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

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and game developers and Internet professionals. Projects produced by our customers using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. In addition, we have received numerous awards for technical innovations, including Oscars, Emmys and a Grammy. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

        In April 2004, we introduced two new audio control surfaces as part of our Digidesign Pro Tools audio product line. D-Control is a high-end, expandable control surface offering instant access to a large number of mixing parameters while mixing or recording audio. Together with the Pro Tools|HD system, D-Control forms the basis of the ICON audio production system. Command|8 is a semi-pro small-format control surface, which can be used with Digidesign Pro Tools|HD, Pro Tools LE, and Avid Media Composer. Both control surfaces include integrated high-quality audio monitoring.

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

        Net revenues increased by $26.6 million (23.4%) to $139.9 million for the quarter ended June 30, 2004 from $113.3 million for the same quarter in 2003. Revenues in our Video business increased $19.0 million or 24.6%, while revenues in our Audio business grew by $7.5 million or 21.0%. The growth in the Video business reflects increased sales volume of our products, including the new Avid DNA family of products released in the second through fourth quarters of 2003 and for which we ran a successful promotion with our resellers in the quarter ended June 30, 2004. Revenue growth in our Audio segment also primarily reflects increased sales volume of our products including the release of our new D-Control tactile work surface in the current quarter. Revenue growth in both segments was partially offset by lower average selling prices of certain products in 2004 as compared to 2003. Average selling prices include the impact of price changes, discounting and mix (higher or lower-end) of products sold. Average selling prices also include the impact of foreign currency exchange rate changes, which had a favorable impact in 2004 compared to 2003.

        Net revenues increased by $41.8 million (18.5%) to $267.3 million for the six months ended June 30, 2004 from $225.5 million for the six months ended June 30, 2003. Revenues in our Video business increased $31.7 million or 20.2%, while revenues in our Audio business grew by $10.1 million or 14.7%. The growth in both segments is due to the factors mentioned above.

        Net revenues derived through indirect channels were approximately 71% of net revenues for both of the quarters ended June 30, 2004 and 2003. Indirect channel revenues were approximately 73% and 75 % of net revenues for the six-month periods ended June 30, 2004 and 2003, respectively. We generally sell directly to our broadcast customers and expect this will be an area of potential revenue growth in the future.

        Sales in the Americas have typically accounted for approximately 55% of our consolidated net revenues, with sales in Europe and Asia Pacific represent the remaining 45%. However, the relative percentages of sales among the regions can vary based on, among other things, the impact of currency exchange rate fluctuations on revenues, the timing of revenue recognition of solutions sales, and local economic conditions.

        Sales in the Americas accounted for 54% and 58% of the Company's second quarter 2004 and 2003 net revenues, respectively. For the six-month periods ended June 30, 2004 and 2003, sales in the Americas accounted for 55% and 56% of net revenues, respectively. For the three- and six-month periods ended June 30, 2004, Americas sales increased by approximately $9.8 million or 14.9% and $19.5 million or 15.3%, respectively, compared to the same periods in 2003.

        Sales in the Europe and Asia Pacific regions accounted for 46% and 42% of the Company's second quarter 2004 and 2003 net revenues, respectively. For the six-month periods ended June 30, 2004 and 2003, sales in the Europe and Asia Pacific regions accounted for 45% and 44% of net revenues, respectively. For the three- and six-month periods ended June 30, 2004, Europe and Asia Pacific regions sales increased by approximately $16.8 million or 35.2% and $22.3 million or 22.7%, respectively, compared to the same periods in 2003, with the impact of currency translation being a favorable factor, particularly in Europe.

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

         Our gross margin increased to 56.4% in the second quarter of 2004 from 55.3% for the same period of 2003. This increase was primarily due to lower manufacturing overhead spending and decreased promotional revenue deferrals in the Audio segment. The Video segment had a lower gross margin in the second quarter of 2004 as compared to 2003 due primarily to the recognition in the current quarter of a broadcast deal which had a lower than usual gross margin due to the structure of the transaction, including the proportion of third-party components which had a lower gross margin than other elements of the deal. Additionally, there was a positive impact on revenue from currency exchange rates with no material offsetting impact on costs of revenues as most of our manufacturing costs are transacted in U.S. dollars.

        Our gross margin increased to 56.9% for the six months ended June 30, 2004 from 54.4% for the same period in 2003. Margins in both the Video and Audio segments improved, with the most significant factors being lower manufacturing overhead spending and a positive impact on revenue from currency exchange rates with no material offsetting impact on costs of revenues, as most of our manufacturing costs are transacted in U.S. dollars.

Research and Development

        Research and development expenses increased by $1.5 million (7.0%) in the second quarter of 2004 compared to the same period in 2003 and increased by $2.1 million (4.8%) for the six months ended June 30, 2004 compared to the same period in 2003. The increase in both 2004 periods was primarily the result of personnel-related expenses (in part due to the acquisition of NXN), partially offset by decreased engineering outsourcing for the development of new products. Research and development expenses decreased to 16.4% of net revenues in the second quarter of 2004 compared to 18.9% in the same quarter of 2003. Research and development expenses decreased to 16.9% of net revenues for the six months ended June 30, 2004 from 19.1% for the same period in 2003 due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $5.9 million (21.3%) in the second quarter of 2004 compared to the same period in 2003 and increased by $10.5 million (19.8%) for the six months ended June 30, 2004 compared to the same period in 2003. The increase in both 2004 periods was in part related to the acquisition of NXN, and was primarily due to higher personnel-related costs including higher commission expense due to increased revenues. We also had higher spending associated with our participation at the National Association of Broadcasters trade show. Net foreign exchange losses (specifically, transaction and re-measurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were higher in 2004. Marketing and selling expenses decreased to 24.1% of net revenues in the second quarter of 2004 compared to 24.5% in the same quarter of 2003 due to the increased revenue base. Marketing and selling expenses increased to 23.8% of net revenues for the six months ended June 30, 2004 from 23.5% for the same period in 2003 due to the higher expenses noted above.

General and Administrative

        General and administrative expenses increased by $0.6 million (10.1%) in the second quarter of 2004 compared to the same period in 2003 and increased by $1.1 million (10.1%) for the six months ended June 30, 2004 compared to the same period in 2003. The increase in both 2004 periods was primarily due to higher legal fees and personnel-related costs. General and administrative expenses decreased to 4.4% of net revenues in the second quarter of 2004 compared to 5.0% in the same quarter of 2003 and decreased to 4.5% from 4.9% of net revenues for the six months ended June 30, 2004 and 2003, respectively due to the increased revenue base.

Restructuring and Other Costs, Net

        In March 2003, we implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, during the first three months of 2003 we recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. No such charges were taken in the first half of 2004.

Amortization of Acquisition-Related Intangible Assets

        In January 2004 we acquired NXN Software AG ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash consideration of
(euro)35 million ($43.7 million) plus transaction costs. As part of the purchase accounting allocation we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name. The unamortized balance of the identifiable intangible assets relating to this acquisition was $6.6 million at June 30, 2004.

        From 2000 to 2003 we recorded intangible assets as we acquired the following companies or their assets: Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $7.6 million to identifiable intangible assets consisting of completed technologies and work force, and $2.2 million to goodwill. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of a previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $1.4 million at June 30, 2004.

         Included in the operating results for each of the quarters ended June 30, 2004 and 2003 is amortization for all of these intangible assets of $0.5 million and $0.3 million, respectively; the six-month periods ended June 30, 2004 and 2003 include amortization of $1.0 million and $0.6 million, respectively. The increased levels of amortization reflect the addition of the NXN assets acquired in January 2004.

Other Income, Net

        Other income, net generally consists of interest income and interest expense. Other income (expense), net for the second quarter of 2004 increased $0.1 million to $0.6 million compared to $0.5 million for the second quarter of 2003. The increase was primarily due to higher interest income earned on higher average cash, cash equivalents, and marketable securities balances. For the six-month period ended June 30, 2004, other income, net decreased $0.7 million, from $0.7 million to $35,000, as compared to the same period in 2003. The decrease was primarily due to a charge in the first quarter of 2004 of $1.1 million related to reaching a pending settlement of a lawsuit, partially offset by higher interest income earned on higher average cash, cash equivalents, and marketable securities balances.

Provision for Income Taxes

        We recorded tax provisions of $0.7 million and $0.3 million for the quarters ended June 30, 2004 and 2003, respectively. The tax provisions for the six-month periods ending June 30, 2004 and 2003, respectively, were $0.2 million and $0.6 million. The lower tax provision in the first half of 2004 reflected the first-quarter reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitation on that reserve item. Other than this reversal, the tax provision for all periods presented was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S. taxable profits.

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

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of June 30, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $190.7 million.

        With respect to cash flow, net cash provided by operating activities was $36.1 million for the six months ended June 30, 2004 compared to $21.8 million for the same period in 2003. During the six months ended June 30, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue and a decrease in inventories, partially offset by an increase in accounts receivable. During the six months ended June 30, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and other non-cash adjustments as well as an increase in deferred revenue and a decrease in inventory, partially offset by a decrease in accounts payable.

        At June 30, 2004 and December 31, 2003, we held inventory in the amounts of $34.5 million and $38.3 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review these balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write-down the inventories to reflect their estimated realizable value.

        Accounts receivable increased by $9.5 million to $78.7 million at June 30, 2004 from $69.2 million at December 31, 2003, driven primarily by the year-over-year increase in net revenues. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 49 days at December 31, 2003 to 51 days at June 30, 2004. The increase in days sales outstanding is primarily attributable to the timing of shipments during the quarter and an increase in deferred maintenance contract billings for which revenue is recognized ratably in future quarters.

        Net cash flow used in investing activities was $50.5 million for the six-month period ending June 30, 2004 compared to $30.1 million for the same period in 2003. We expended cash of $42.9 million for the purchase of NXN Software AG, net of NXN's cash acquired of $0.8 million. Also, a second payment of $1.0 million for our acquisition in 2003 of Bomb Factory Digital was made in early 2004, after resolution of acquisition-related contingencies, with the final payments totaling $0.4 million due on various dates through December 2004. We purchased $6.5 million of property and equipment during the six months ended June 30, 2004 compared to $2.7 million in the same period of 2003. Purchases of property and equipment in both 2004 and 2003 were primarily of computer hardware and software to support research and development activities and our information systems. Our capital spending program for 2004 is currently expected to be $13.0 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

        During the six months ended June 30, 2004 and 2003, we generated cash of $11.8 million and $25.3 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, we also have cash obligations of approximately $16.4 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.1 million at June 30, 2004 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") and, in December 2003, issued a revision to that interpretation ("FIN 46R"). FIN 46R further explains how to identify variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, non-controlling interest and results of a VIE in its financial statements. The Company adopted FIN 46R as of January 1, 2004. The adoption of the provisions of FIN 46R did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has not entered into or modified any financial instruments covered by this statement after May 31, 2003 and the application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB No. 104 reflects the concepts contained in EITF No. 00-21; the other revenue recognition concepts contained in SAB No. 101 remain largely unchanged. The application of SAB No. 104 did not have any impact on the Company's financial position or results of operations.

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

Our revenues are becoming increasingly dependent on sales of large, complex solutions.

        We expect sales of large, complex solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate significantly if:

o sales to one or more of our customers are delayed or are not completed within a given quarter;
o the contract terms preclude us from recognizing revenue during that quarter;
o news stations' migrations from analog processes to digital formats slows down;
o we are unable to complete complex customer installations on schedule;
o our customers reduce their capital investments in our products in response to slowing economic growth; and
o any of our large customers terminate their relationship with us or significantly reduce the amount of business they do with us.

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

An interruption of our supply of certain key components from our sole source suppliers, or a price increase in such components, could hurt our business.

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

        We are currently involved in various legal proceedings, including patent litigation. An adverse resolution of any such proceedings could harm our business and reduce our results of operations. See Note I, "Commitments and Contingencies" in our audited financial statements filed on Form 10-K.

The Sarbanes-Oxley Act of 2002 has caused our operating expenses to increase and has put additional demands on our management.

        The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the new legislation, we have had to hire additional personnel and use additional outside legal, accounting and advisory services. These actions have increased our operating expenses. In addition, the new legislation has made some corporate actions more challenging, such as proposing new or amendments to stock option plans, which now require stockholder approval, or obtaining affordable director and officer liability insurance. The added demands imposed by the new legislation may also make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

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

        At June 30, 2004, we had $42.4 million of forward-exchange contracts outstanding, denominated in euros, British pounds, Singapore dollars, Australian dollars, Japanese yen and Canadian dollars as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three- and six-month periods ended June 30, 2004, net gains of $0.1 million and $0.1 million, respectively, resulting from forward-exchange contracts were included in results of operations, offset by net transaction and re-measurement losses on the related asset and liabilities for the same periods of $0.8 million and $1.3 million, respectively. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At June 30, 2004, we held $190.7 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1999, Avid and Tektronix, Inc. were sued by Glen Holly Entertainment, Inc., a Tektronix distributor, claiming that Tektronix's discontinuance of the Tektronix Lightworks product line was the result of a strategic alliance by Tektronix and Avid. Glen Holly raised antitrust and common law claims against Avid and Tektronix, and sought lost future profits, treble damages, attorneys' fees, and interest. In March 2001, the United States District Court for the District of California dismissed the anti-trust claims against both parties and the remaining common law claim against the Company was dismissed by stipulation and court order on April 6, 2001. Glen Holly subsequently appealed the lower court's decision. On September 9, 2003, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit reversed in part the lower court's dismissal and sent the antitrust claims back to the lower court for further findings. Avid and Tektronix filed a Petition for a rehearing by the three-judge panel and a rehearing by the full Ninth Circuit on September 23, 2003. The Petition was denied on December 12, 2003. On March 18, 2004, the Company entered into a settlement agreement with Glen Holly whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, Avid agreed to make a payment to Glen Holly of $1,050,000 and accordingly, $985,000 was paid in March 2004 and the remaining $65,000 was paid in April 2004. This amount is included in other income (expense), net for the six-month period ended June 30, 2004. On March 19, 2004, Avid filed an application for determination of good faith settlement with the U.S. District Court requesting that it determine whether Tektronix had a right to contribution or indemnification from Avid arising from claims asserted in the lawsuit. On June 17, 2004, the U.S. District Court issued a ruling in which it determined that Tektronix had no such right. On June 24, 2004, Glen Holly filed a stipulation of dismissal with the Court, dismissing all claims alleged against the Company in this proceeding. On July 14, 2004, the court issued an order finding that the settlement agreement between Avid and Glen Holly was entered into in good faith under applicable law.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 26, 2004. At the meeting, David Krall and Pamela Lenehan were reelected as Class II Directors. The vote with respect to each nominee is set forth below:

                             Total Vote For       Total Vote Withheld
                              Each Director       From Each Director
                             --------------       -------------------

      Mr. Krall                28,584,344               901,535

      Ms. Lenehan              27,681,050             1,804,829

Additional Directors of the Company whose term of office continued after the meeting are George Billings, John Guttag, Robert Halperin, Nancy Hawthorne and William Warner.

In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors by a vote of 28,690,592 shares for, 787,400 shares against, and 7,950 shares abstaining.

ITEM 5.  OTHER INFORMATION

A proposal that a stockholder would like included in the Company's proxy statement for the 2005 Annual Meeting must be received by the Secretary of the Company at its principal office in Tewksbury, Massachusetts no later than December 17, 2004.

 If a stockholder intends to present a proposal at the 2005 Annual Meeting of Stockholders, but not have such proposal included in the Company's proxy statement, the proposal must be submitted to the Secretary of the Company at the Company's principal offices no later than March 28, 2005 or 60 days before the date of the 2005 Annual Meeting, whichever is later. The Company has not yet set a date for the 2005 Annual Meeting; however, if the 2005 Annual Meeting is held on May 26, 2005 (the anniversary of the 2004 Annual Meeting), the deadline for delivery of the proposal is expected to be March 28, 2005.

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     REPORTS ON FORM 8-K
        -------------------

No reports on Form 8-K were filed by us during the second quarter ended June 30, 2004. We furnished a Current Report on Form 8-K on April 15, 2004, reporting under Item 12 that on April 15, 2004, we announced our financial results for our first quarter ended March 31, 2004 and certain other information. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Avid Technology, Inc.


Date:  August 6, 2004        By:  /s/ Paul J. Milbury
                                  -----------------------------
                                  Paul J. Milbury
                                  Chief Financial Officer
                                  (Principal Financial Officer)



Date:  August 6, 2004        By:  /s/ Carol L. Reid
                                  -----------------------------
                                  Carol L. Reid
                                  Vice President and Corporate Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -------------

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