Form 10-Q
period 2004-09-30
AVID TECHNOLOGY INC
filed 2004-11-09
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                   -----------

                         Commission File Number 0-21174

                              AVID TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                04-2977748
      (State or other jurisdiction of                   (I.R.S. Employer
      inorporation or organization)                     Identification No.)


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

                           Yes X        No
                              ----         -----


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes X        No
                             ----         -----


The number of shares outstanding of the registrant's Common Stock as of October 20, 2004 was 33,958,648.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


                                                                            PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

   a) Condensed Consolidated Statements of Operations (unaudited)
      for the three and nine months ended September 30, 2004 and 2003 ........1

   b) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2004 and December 31, 2003...................................................2

   c) Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 2004 and 2003 ..................3

   d) Notes to Condensed Consolidated Financial Statements (unaudited)........4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk..........26

ITEM 4.    Controls and Procedures............................................27

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................28

ITEM 6.    Exhibits...........................................................28

SIGNATURES....................................................................30

EXHIBIT INDEX.................................................................31

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                         ----------------------------  --------------------------
                                                             2004           2003          2004          2003
                                                         -------------  -------------  --------------------------

Net revenues                                                 $147,374       $119,090      $414,634      $344,584
Cost of revenues                                               62,845         52,784       177,943       155,619
Amortization of intangible assets                                 127              -           127             -
                                                         -------------  -------------  --------------------------
 Gross profit                                                  84,402         66,306       236,564       188,965
                                                         -------------  -------------  --------------------------

Operating expenses:
 Research and development                                      23,780         20,706        68,996        63,833
 Marketing and selling                                         33,435         27,959        96,945        80,971
 General and administrative                                     7,386          5,670        19,456        16,632
 Stock-based compensation *                                       553              -           553             -
 Restructuring and other costs, net                                 -             76             -         1,859
 Amortization of intangible assets                                988            341         1,976           975
                                                         -------------  -------------  ------------  ------------
  Total operating expenses                                     66,142         54,752       187,926       164,270
                                                         -------------  -------------  ------------  ------------


Operating income                                               18,260         11,554        48,638        24,695
Other income, net                                                 651            592           686         1,330
                                                         -------------  -------------  ------------  ------------
Income before income taxes                                     18,911         12,146        49,324        26,025

Provision for (benefit from) income taxes                         (63)           300           137           900
                                                         -------------  -------------  ------------  -----------

Net income                                                    $18,974        $11,846       $49,187       $25,125
                                                         =============  =============  ============  ============

Net income per common share - basic                             $0.58          $0.40         $1.54         $0.88

Net income per common share - diluted                           $0.54          $0.35         $1.43         $0.78

Weighted average common shares outstanding - basic             32,737         29,865        31,857        28,663

Weighted average common shares outstanding - diluted           35,033         33,380        34,374        32,059



* Stock-based compensation associated with the acquisition of M-Audio (Note 3) is comprised of $99 of research and development expense, $154 of marketing and selling expense and $300 of general and administrative expense for the three and nine months ended September 30, 2004.





The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                 September 30,       December 31,
(unaudited)                                                                        2004                2003
                                                                              ----------------    ----------------

ASSETS
Current assets:
 Cash and cash equivalents                                                            $41,734            $102,649
 Marketable securities                                                                 78,348              93,660
 Accounts receivable, net of allowances of $9,193 and $9,161
  at September 30, 2004 and December 31, 2003, respectively                            94,438              69,230
 Inventories                                                                           54,913              38,292
 Current deferred tax assets, net                                                       1,047               1,032
 Prepaid expenses                                                                       7,295               5,117
 Other current assets                                                                   5,610               7,032
                                                                              ----------------    ----------------
  Total current assets                                                                283,385             317,012

Property and equipment, net                                                            26,558              23,223
Intangible assets, net                                                                 50,017               1,815
Goodwill                                                                              165,356               3,335
Long-term deferred tax assets, net                                                      2,557                   -
Other assets                                                                            3,804               2,734
                                                                              ----------------    ----------------
 Total assets                                                                        $531,677            $348,119
                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                     $26,214             $15,755
 Accrued compensation and benefits                                                     22,400              23,753
 Accrued expenses and other current liabilities                                        36,772              27,452
 Income taxes payable                                                                  10,396               8,504
 Deferred revenues                                                                     52,615              44,943
                                                                              ----------------    ----------------
  Total current liabilities                                                           148,397             120,407

Long-term debt and other liabilities                                                    1,818                 607
                                                                              ----------------    ----------------
  Total liabilities                                                                   150,215             121,014
                                                                              ----------------    ----------------

Contingencies (Note 6)

Stockholders' equity:
 Common stock                                                                             339                 311
 Additional paid-in capital                                                           530,170             419,981
 Accumulated deficit                                                                 (145,288)           (194,476)
 Deferred compensation                                                                 (4,947)                (30)
 Cumulative translation adjustment                                                      1,381               1,306
 Net unrealized gains (losses) on debt securities                                        (193)                 13
                                                                              ----------------    ----------------
  Total stockholders' equity                                                          381,462             227,105
                                                                              ----------------    ----------------
  Total liabilities and stockholders' equity                                         $531,677            $348,119
                                                                              ================    ================






The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  2004           2003
                                                                              -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $49,187        $25,125
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                     10,931          9,343
  Provision for doubtful accounts and recourse obligations                              91            418
  Compensation expense from stock grants and options                                   583            169
  Equity in income of non-consolidated company                                         (85)          (155)
  Changes in operating assets and liabilities:
   Accounts receivable                                                             (14,281)         5,869
   Inventories                                                                        (715)          (515)
   Prepaid expenses and other current assets                                           956             84
   Accounts payable                                                                  3,774         (7,627)
   Income taxes payable                                                              1,156            610
   Accrued expenses, compensation and benefits                                       2,236            742
   Deferred revenues and deposits                                                    3,301          6,637
-----------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                          57,134         40,700
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (9,805)        (4,578)
 Payments for other long-term assets                                                  (485)          (360)
 Dividend from non-consolidated company                                                  -             85
 Payments for business acquisitions, net of cash acquired                         (135,205)          (409)
 Purchases of marketable securities                                                (29,938)       (59,181)
 Proceeds from sales of marketable securities                                       45,585         11,347
-----------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                            (129,848)       (53,096)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                                (492)          (463)
 Proceeds from issuance of common stock under employee stock plans                  13,215         44,887
-----------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                          12,723         44,424
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          (924)           174
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (60,915)        32,202
Cash and cash equivalents at beginning of period                                   102,649         62,174
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $41,734        $94,376
-----------------------------------------------------------------------------------------------------------









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

2.      NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                            ----------------------------  --------------------------
                                                                 2004           2003          2004          2003
                                                            -------------  -------------  ------------  ------------

Net income                                                       $18,974        $11,846       $49,187       $25,125
                                                            =============  =============  ============  ============

Weighted average common shares outstanding - basic                32,737         29,865        31,857        28,663
Weighted average potential common stock:
  Options                                                          2,296          3,515         2,517         3,396
                                                            -------------  -------------  ------------  ------------
Weighted average common shares outstanding - diluted              35,033         33,380        34,374        32,059
                                                            =============  =============  ============  ============

Net income per common share - basic                                $0.58          $0.40         $1.54         $0.88
Net income per common share - diluted                              $0.54          $0.35         $1.43         $0.78


For the three and nine months ended September 30, 2004 and 2003, certain stock options and a warrant have been excluded from the diluted net income per share calculation. Their effect would be anti-dilutive since their exercise prices were in excess of the Company's average common stock fair value for the related period.

Common stock options and a warrant that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as follows, on a weighted-average basis:

                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                          ---------------------------  ---------------------------
                                                               2004          2003           2004          2003
                                                          -------------  ------------  -------------  ------------

  Options                                                          242            10            191           102
  Warrant                                                        1,155         1,155          1,155         1,155
                                                          -------------  ------------  -------------  ------------
Total anti-dilutive common stock options and warrant             1,397         1,165          1,346         1,257
                                                          =============  ============  =============  ============

3.      ACQUISITIONS

M-Audio

In August 2004, Avid completed the acquisition of M-Audio, a leading provider of digital audio and MIDI (Music Industry Digital Interface) solutions for electronic musicians and audio professionals. Avid paid cash of $79.6 million net of cash acquired of which $0.5 million will be paid out over a two year period, and issued stock and options with a fair value of $96.5 million. The market price of $42.72 used to value the Avid shares was based on the five-day average closing price of the stock during the period beginning two days before and ending two days after the date that the terms of the acquisition were agreed to and announced publicly. The weighted average price of $35.14 used to value the options was based on the same five-day average, less the weighted average strike price of the options. Avid also incurred $3.3 million of transaction costs. The Company has integrated M-Audio into its Professional Audio segment and will market its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. The goodwill of $122.0 million resulting from the purchase price allocation reflects the value of the underlying enterprise as well as synergies that Avid expects to realize, including incremental sales of Digidesign products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable                                                     $7,288
Inventories                                                             13,420
Other current assets                                                       903
Equipment and other long-term assets                                     1,520
Identifiable intangible assets:
   Customer relationships                                               28,000
   Trade name                                                            4,700
   Non-compete covenant                                                  1,200
   Developed technology                                                  4,500
Goodwill                                                               122,022
                                                               ----------------
Total assets acquired                                                  183,553

Accounts payable                                                        (4,626)
Other current liabilities                                               (5,065)
Deferred compensation related to stock options issued                    5,499
                                                               ----------------
Net assets acquired                                                   $179,361
                                                               ================

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million, contingent upon the operating results of M-Audio through December 31, 2005. These payments, if required, will be made through the issuance of additional Avid shares. Any additional Avid shares issued to the former shareholders of M-Audio will be recorded as additional purchase price allocated to goodwill. Any additional Avid shares issued to former option holders of M-Audio will be recorded as stock-based compensation.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. Accumulated amortization of these intangible assets was $0.5 million at September 30, 2004. Amortization of these intangible assets in the full year ending December 31, 2004 is expected to be $1.8 million. The $122.0 million of goodwill was assigned to the Company's Audio segment and will not be amortized, in accordance with the requirements of Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This goodwill is not deductible for tax purposes.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash (net of cash acquired) of Euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The Company previously had no ownership interest in Avid Nordic. The acquisition allows Avid to serve customers directly in this region. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the transaction (in thousands):

         Accounts receivable                               $3,702
         Inventory                                          2,516
         Other current assets                                 589
         Equipment and other long-term assets                 671
         Identifiable intangible asset                      4,700
         Goodwill                                           1,955
                                                       -----------
         Total assets acquired                             14,133

         Accounts payable                                  (2,571)
         Other current liabilities                         (2,260)
         Long-term deferred tax liability                  (1,645)
                                                       -----------
         Net assets acquired                               $7,657
                                                       ===========

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over a five-year period. Accumulated amortization of this asset was $0.1 million at September 30, 2004. Amortization for the full year ended December 31, 2004 is expected to be $0.3 million. The goodwill of $2.0 million resulting from the purchase price allocation reflects the value of the assembled workforce and existing infrastructure in the region. This goodwill was assigned to The Video and Film Editing and Effects ("Video") segment and will not be amortized in accordance with the requirements of SFAS No. 142. This goodwill is not deductible for tax purposes.

NXN SOFTWARE AG

In January 2004, Avid acquired Munich, Germany-based NXN Software AG ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of Euro 35 million ($43.7 million)less cash acquired of $0.8 million. The Company also incurred $1.3 million of transaction costs. The acquisition expands Avid's offering in digital asset management by enabling the Company's film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN is reported within Video segment. The goodwill resulting from the purchase price allocation reflects the synergies the Company hopes to realize by integrating the NXN technology with its other products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

         Current assets                                    $2,049
         Equipment and other long-term assets                 584
         Identifiable intangible assets                     7,200
         Deferred tax assets, net                           2,480
         Goodwill                                          38,813
                                                       -----------
         Total assets acquired                             51,126
         Current liabilities assumed                       (6,169)
                                                       -----------
         Net assets acquired                              $44,957
                                                       ===========

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, most of which are being amortized over a six-year period.

Amortization expense relating to these intangibles was $0.3 million and $0.9 million for the three- and nine-month periods ended September 30, 2004, respectively. Amortization of these intangibles for the full year ended December 31, 2004 is expected to be $1.2 million. During the nine-month period ended September 30, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to a reduction in the estimated fair value of deferred revenue acquired from NXN. This goodwill was assigned to the Video segment and, in accordance with the requirements of SFAS No. 142, will not be amortized. This goodwill is not deductible for tax purposes.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 as if the acquisitions of both M-Audio and NXN had occurred at the beginning of 2003. The Company's pro forma results of operations giving effect to the Avid Nordic AB acquisition as if it had occurred at the beginning of 2003 is not included as it would not differ materially from the reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2003, or of future results.

                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                         -----------------------------   -----------------------------
                                            2004             2003            2004            2003
                                         ------------    -------------   -------------    ------------
(In thousands, except per share data)
Net revenues                                $156,329         $133,273        $456,918        $384,739

Net income                                   $18,416           $9,549         $46,828         $18,289

Net income per share:
  Basic                                        $0.54            $0.30           $1.40           $0.60

  Diluted                                      $0.51            $0.27           $1.30           $0.54

4.       INVENTORIES

Inventories consisted of the following (in thousands):

                                              September 30,           December 31,
                                                  2004                    2003
                                           --------------------    --------------------
        Raw materials                                  $16,024                 $12,086
        Work in process                                  4,694                   1,475
        Finished goods                                  34,195                  24,731
                                           --------------------    --------------------
                                                       $54,913                 $38,292
                                           ====================    ====================

As of September 30, 2004 and December 31, 2003, the finished goods inventory included deferred costs of $8.0 million and $14.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant less the amount paid, if any, for the stock by the employee and is amortized over the period during which the restrictions lapse. For holders of these options or shares who are terminated, the Company ceases amortization and reclassifies the associated deferred compensation to additional paid-in capital. As part of the consideration for the purchase of M-Audio, the Company granted approximately 345,000 options to employees and issued approximately 34,000 shares of restricted stock. In accordance with Financial Accounting Standards Board Interpretation No. 44, a portion of the intrinsic value of the unvested awards was recorded as deferred compensation and is being recognized as stock-based compensation over the remaining future vesting period or, in the case of the restricted stock, as the restrictions lapse.

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

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                               --------------------------     -------------------------
                                                                  2004           2003            2004          2003
                                                               -----------    -----------     -----------    ----------

   Net income as reported                                          $18,974       $11,846         $49,187       $25,125

   Add:  Stock-based employee compensation expense included
   in reported net income                                              557            35             583            64

   Deduct:  Total stock-based employee compensation expense
   determined under the fair value-based method for all
   awards, net of related tax effects                               (4,346)       (2,737)        (11,657)       (9,310)
                                                               -----------    -----------     -----------    ----------

   Pro forma net income                                            $15,185        $9,144         $38,113       $15,879
                                                               ===========    ===========     ===========    ==========

   Net income per share:
    Basic-as reported                                                $0.58         $0.40           $1.54         $0.88

    Basic-pro forma                                                  $0.46         $0.31           $1.20         $0.55

    Diluted-as reported                                              $0.54         $0.35           $1.43         $0.78

    Diluted-pro forma                                                $0.44         $0.28           $1.12         $0.50

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

6.      CONTINGENCIES

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon Avid's motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by Avid. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to this date of the complaint) and ending May 15, 1999. In its answer to the complaint, the Company asserted that it did not infringe the patent and that the patent is invalid. Avid argued a Motion to Dismiss this claim on November 5, 2004 and is awaiting the decision of the court. The Company is unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, the Company believes it does not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum as of September 30, 2004 of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of September 30, 2004, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including primarily end-users, and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2004 and December 31, 2003, Avid's maximum recourse exposure totaled approximately $16.6 million and $14.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year. The Company maintains a reserve against the entire portfolio balance, approximately $52.0 million and $63.5 million at September 30, 2004 and December 31, 2003, respectively for estimated losses under this recourse lease program based on these historical default rates. At September 30, 2004 and December 31, 2003, the Company's accrual for estimated losses was $2.4 million and $3.3 million, respectively.

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

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                                                  Nine Months Ended September 30,
                                                                      2004               2003
                                                                -----------------   ----------------
         Accrual balance at beginning of period                           $1,355               $922

         Accruals for product warranties                                   2,651              1,813
         Cost of warranty claims                                          (1,894)            (1,511)
                                                                -----------------   ----------------
         Accrual balance at end of period                                 $2,112             $1,224
                                                                =================   ================

7. COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income, (in thousands):

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                        -------------  -------------  --------------  -------------
Net income                                                   $18,974        $11,846         $49,187        $25,125
Net changes in:
 Foreign currency translation adjustment                       1,459            436              75          3,675
 Unrealized gains (losses) on securities                          99             (6)           (206)            40
                                                        -------------  -------------  --------------  -------------
Total comprehensive income                                   $20,532        $12,276         $49,056        $28,840
                                                        =============  =============  ==============  =============

8. SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Professional Audio. The following is a summary of the Company's operations by reportable segment (in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                -------------------------------   ----------------------------
                                                     2004             2003            2004            2003
                                                ---------------   -------------   --------------   -----------
Video and Film Editing and Effects:
          Net revenues                                 $95,605         $86,689         $284,015      $243,420
          Operating income                             $11,395          $9,746          $32,706       $17,574
Professional Audio:
          Net revenues                                 $51,769         $32,401         $130,619      $101,164
          Operating income                              $8,533          $2,225          $18,588        $9,955
Combined Segments:
          Net revenues                                $147,374        $119,090         $414,634      $344,584
          Operating income                             $19,928         $11,971          $51,294       $27,529

The following table reconciles operating income for reportable segments to the total consolidated amounts for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                          ---------------------------- -----------------------------
                                                               2004           2003         2004            2003
                                                          -------------  ------------- --------------  -------------

Total operating income for reportable segments                 $19,928        $11,971        $51,294        $27,529
 Unallocated amounts:
   Restructuring and other costs, net                                -            (76)             -         (1,859)
   Stock-based compensation                                       (553)             -           (553)             -
   Amortization of acquisition-related intangible
    assets                                                      (1,115)          (341)        (2,103)          (975)
                                                          -------------  ------------- --------------  -------------
Consolidated operating income                                  $18,260        $11,554        $48,638        $24,695
                                                          =============  ============= ==============  =============

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

In March 2003, the Company implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, the Company recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. In September 2004, Avid recorded a charge of $0.2 million to reflect the decrease in rent to be received from one of the Company's subtenants and reversed a charge of $0.2 million associated with unutilized space in Tewksbury.

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

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other liabilities for the nine months ended September 30, 2004 (in thousands):


                                                Employee        Facilities
                                                 Related          Related           Total
                                              --------------   --------------   --------------
Accrual balance at December 31, 2003                    $50           $4,843           $4,893

Revisions of estimated liabilities                      (50)              50                -
Cash payments                                             -           (1,130)          (1,130)
                                              --------------   --------------   --------------
Accrual balance at September 30, 2004                    $-           $3,763           $3,763
                                              ==============   ==============   ==============

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


On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note 5 - "Accounting for Stock Based Compensation" sets forth the pro forma effect on net income and earnings per share assuming Avid had applied the fair value recognition provisions of Statement 123. The retroactive provisions permitted under this conclusion will not impact Avid since the first interim period that Statement 123R will be effective for Avid will be the third quarter of 2005.

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

        An important part of our strategy for the past few years has included expanding and enhancing our product lines and increasing revenues through both acquisitions and internal development of products. In January 2004, we acquired Munich, Germany-based NXN Software AG ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries. This acquisition expands Avid's offering in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN has been integrated into our Video segment. In August 2004, we completed the acquisition of Irwindale, CA-based M-Audio, a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals. We have integrated M-Audio into our Audio segment as a business within our Digidesign audio division, and will market its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. Finally, in September 2004, we acquired Avid Nordic AB, a Sweden-based reseller of Avid products operating in the Nordic and Benelux regions of Europe. This acquisition allows us to directly serve customers in this region.

        In April 2004, we introduced two new audio control surfaces as part of our Digidesign Pro Tools audio product line. D-Control is a high-end, expandable control surface offering instant access to a large number of mixing parameters while mixing or recording audio. Together with the Pro Tools|HD system, D-Control is the basis of the ICON audio production system. Digidesign Command|8 is a semi-professional, small-format control surface which can be used with

Digidesign Pro Tools|HD, Pro Tools LE, and Avid Media Composer systems. Both control surfaces include integrated, high-quality audio monitoring.

        In June 2004, we introduced Avid Xpress Studio Complete and Avid Xpress Studio Essentials, end-to-end content creation suites for DV professionals. Avid Xpress Studio fully integrates Avid Xpress Pro video editing, Avid Pro Tools LE audio production, Avid 3D animation, Avid FX compositing and titling, and Avid DVD authoring software, and offers a choice of Digidesign Mbox or Digidesign 002 and Avid Mojo hardware for tactile audio control and expanded video I/O. Avid Xpress Studio suites deliver best-of-breed software, hardware, and interoperability at an affordable price.

        Also introduced in June 2004, SOFTIMAGE|XSI(R) version 4.0 is the latest release of the industry-leading non-linear 3-D production environment. Version 4.0 delivers advanced toolsets, performance enhancements, and significant advancements to the core architecture of the software, including new customization, project management, and workgroup capabilities. To bring Softimage's professional animation software to a wider audience, the new version is available in three distinct configurations: XSI Advanced, XSI Essentials, and the new entry-level, very affordable XSI Foundation.

        In 2004, with the introduction of Avid DNxHD technology, we continued to expand our technology leadership in combining high-quality video and efficient file sizes. Avid DNxHD encoding delivers 8- and 10-bit mastering-quality, high-definition (HD) images at bandwidths normally associated with uncompressed, standard-definition (SD) media. High-efficiency Avid DNxHD formats enable real-time HD collaboration using today's Avid Unity MediaNetwork shared storage environments, supporting workflows for HD that postproduction and broadcast professionals have come to expect for SD. Avid DNxHD technology made its debut with the September 2004 release of Avid DS Nitris version 7.5, expanding the capabilities of Avid's high-performance finishing and mastering system.

        In April 2003, we introduced a new family of products based on our Digital Nonlinear Accelerator (Avid DNA) architecture: a powerful series of computer hardware products engineered specifically for media processing. When paired with our industry-leading nonlinear editing software, the Avid DNA family enables professionals to achieve real-time functionality and superior image and sound quality when capturing, editing, finishing, and outputting DV, SD, and HD video formats. The Avid DNA family includes the Media Composer Adrenaline and Avid NewsCutter Adrenaline FX systems, both of which began shipping in the second quarter of 2003, and the Avid Xpress Pro and Avid Mojo software/hardware tandem, which began shipping in the third quarter of 2003. The Avid Media Composer Adrenaline system leverages the key features of its predecessors and offers improved quality, speed, and performance in high-pressure, time-sensitive television and film production environments. The Avid NewsCutter Adrenaline FX system expands news editing capabilities by offering speed, reliability, and a range of professional news-focused editing and workflow features in a turnkey PC-based platform. Avid Xpress Pro software and Avid Mojo hardware deliver professional video, film, and audio editing capabilities--including automatic color correction and real-time digital and analog output, and are qualified to run on a wide range of Windows-based CPUs as well as on the Power Mac G5 platform. The Avid DNA family also includes the Avid DS Nitris system, which began shipping in the fourth quarter of 2003. The Avid DS Nitris product is a powerful, high-resolution finishing workstation offering real-time effects and color correction.


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


RESULTS OF OPERATIONS

Net Revenues

        Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and average selling prices include the impact of price changes, discounting and mix (higher or lower-end) of products sold. Average selling prices also include the impact of related peripherals, licensing of related software, and sales of related software maintenance contracts. This market has been, and we expect it to continue to be, highly competitive. A significant portion of these revenues is generated by sales near the end of each quarter, which can impact our ability to accurately forecast revenues on a quarterly basis. Increasingly, revenues are also being derived from sales of "solutions" encompassing multiple products and networking capabilities that enable users to share and manage media throughout a project or organization. Such solution sales may include training and installation services, as well as workflow management assistance, to be provided by us or a third party. Depending upon the complexity of the arrangement and the level of our involvement, the revenues resulting from these solution sales may be deferred for one or more quarters while the services are being performed.

        Net revenues increased by $28.3 million (23.8%) to $147.4 million for the quarter ended September 30, 2004 from $119.1 million for the same quarter in 2003. Revenues in our Video business increased $8.9 million or 10.3%, while revenues in our Audio business grew by $19.4 million or 59.8%. The growth in the Video business reflects increased sales volume of our products, specifically the Avid DNA family of products released in the second through fourth quarters of 2003 as well as increased service revenues. Revenue growth in our Audio segment primarily reflects increased sales volume of our products including the ProTools TDM product family and products sold into the Pro Tools LE home/hobbyist market. The Audio segment revenue increase also includes the impact of the acquisition of M-Audio in the current quarter. Revenue growth in both segments was also helped by higher average selling prices in 2004 as compared to 2003. Average selling prices include the impact of price changes, discounting and mix (higher or lower-end) of products sold. Average selling prices also include the impact of related peripherals, licensing of related software, and sales of related software maintenance contracts. Foreign currency exchange rate changes had a favorable impact on both segments in 2004 compared to 2003.

        Net revenues increased by $70.0 million (20.3%) to $414.6 million for the nine months ended September 30, 2004 from $344.6 million for the nine months ended September 30, 2003. Revenues in our Video business increased $40.6 million or 16.7%, while revenues in our Audio business grew by $29.5 million or 29.1%. The growth in both segments is due to the factors mentioned above.

        Net revenues derived through indirect channels were approximately 69% and 73% of net revenues for the quarters ended September 30, 2004 and 2003, respectively. Indirect channel revenues were approximately 72% and 74% of net revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. We generally sell directly to our broadcast customers and expect this will be an area of potential revenue growth in the future.

        Sales in the Americas (North and South America) have typically accounted for approximately 55% of our consolidated net revenues, with sales in Europe and Asia Pacific represent the remaining 45%. However, the relative percentages of sales among the regions can vary based on, among other things, the impact of currency exchange rate fluctuations on revenues, the timing of revenue recognition of solutions sales, and local economic conditions.

        Sales in the Americas accounted for 54% of our third quarter 2004 and 2003 net revenues. For the nine-month periods ended September 30, 2004 and 2003, sales in the Americas accounted for 55% and 56% of net revenues, respectively. For the three- and nine-month periods ended September 30, 2004, Americas sales increased by approximately $15.0 million or 23.2% and $34.5 million or 18.0%, respectively, compared to the same periods in 2003.

        Sales in the Europe and Asia Pacific regions accounted for 46% of our third quarter 2004 and 2003 net revenues. For the nine-month periods ended September 30, 2004 and 2003, sales in the Europe and Asia Pacific regions accounted for 45% and 44% of net revenues, respectively. For the three- and nine-month periods ended September 30, 2004, Europe and Asia Pacific regions sales increased by approximately $13.3 million or 24.4% and $35.6 million or

23.3%, respectively, compared to the same periods in 2003, with the impact of currency translation being a favorable factor, particularly in Europe.

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

        Our gross margin increased to 57.4% in the third quarter of 2004 from 55.7% for the same period of 2003. Margins in both segments improved with the most significant factors being a favorable product mix in the Audio segment and favorable overhead absorption in the Video segment due to higher revenue volume. Additionally, there was a positive impact on revenue from currency exchange rates with no material offsetting impact on costs of revenues as most of our manufacturing costs are transacted in U.S. dollars.

        Our gross margin increased to 57.1% for the nine months ended September 30, 2004 from 54.8% for the same period in 2003. Margins in both the Video and Audio segments improved, with the most significant factors being due to the factors mentioned above.

Research and Development

        Research and development expenses increased by $3.1 million (14.8%) in the third quarter of 2004 compared to the same period in 2003 and increased by $5.2 million (8.1%) for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in the three-month period ended September 30, 2004 was primarily the result of personnel-related expenses (in part due to the acquisitions of NXN and M-Audio), partially offset by decreased spending on computer supplies and hardware for the development of new products. The increase in the nine-month period ended September 30, 2004 was primarily the result of personnel related expenses (in part due to the acquisition of NXN and to a lesser extent M-Audio), partially offset by decreased fees associated with outsourcing certain engineering activities. Research and development expenses decreased to 16.1% of net revenues in the third quarter of 2004 compared to 17.4% in the same quarter of 2003 and decreased to 16.6% of net revenues for the nine months ended September 30, 2004 from 18.5% for the same period in 2003 due to the increased revenue base.

Marketing and Selling

        Marketing and selling expenses increased by $5.5 million (19.6%) in the third quarter of 2004 compared to the same period in 2003 and increased by $16.0 million (19.7%) for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in both periods was primarily the result of personnel-related expenses (in part due to the acquisition of NXN and M-Audio), trade show and other marketing programs and increased travel expenses. The increase in the nine-month period ended September 30, 2004 also included higher net foreign exchange losses (specifically, transaction and re-measurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses. Marketing and selling expenses decreased to 22.7% of net revenues in the third quarter of 2004 compared to 23.5% in the same quarter of 2003 and decreased to 23.4% of net revenues for the nine months ended September 30, 2004 from 23.5% for the same period in 2003 due to the increased revenue base.

General and Administrative

        General and administrative expenses increased by $1.7 million (30.3%) in the third quarter of 2004 compared to the same period in 2003 and increased by $2.8 million (17.0%) for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in both 2004 periods was primarily due to higher personnel-related costs and to higher audit fees related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased to 5.0% of net revenues in the third quarter of 2004 compared to 4.8% in the same quarter of 2003 due to the factors mentioned above and decreased to

4.7% from 4.8% of net revenues for the nine-month period ended September 30, 2004 due to the increased revenue base.

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

Amortization of Acquisition-Related Intangible Assets

        In August 2004, we acquired M-Audio, a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals, for cash of $79.7 million and stock and stock options with a fair value of $96.5 million. As part of the purchase accounting allocation, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. The unamortized balance of the identifiable intangible assets relating to this acquisition was $37.9 million at September 30, 2004.

        In September 2004, we acquired Avid Nordic AB for cash, net of cash acquired, of Euro 6.1 million ($7.4 million). As part of the purchase price allocation we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships. The unamortized balance was $4.6 million at September 30, 2004.

        In January 2004, we acquired NXN Software AG, a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash consideration of
(euro)35 million ($43.7 million). As part of the purchase accounting allocation, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name. The unamortized balance of the identifiable intangible assets relating to this acquisition was $6.3 million at September 30, 2004.

        From 2000 to 2003, we recorded intangible assets as we acquired the following companies or their assets: Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $7.6 million to identifiable intangible assets consisting of completed technologies and work force, and $2.2 million to goodwill. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of a previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $1.2 million at September 30, 2004.

        Included in the operating results for the quarters ended September 30, 2004 and 2003 is amortization for all of these intangible assets of $1.1 million and $0.3 million, respectively; the nine-month periods ended September 30, 2004 and 2003 include amortization of $2.1 million and $1.0 million, respectively. The increased levels of amortization primarily reflect the addition of the M-Audio assets acquired in August 2004 and the NXN assets acquired in January 2004.

Other Income, Net

        Other income, net generally consists of interest income and interest expense. Other income (expense), net for the third quarter of 2004 increased $0.1 million to $0.7 million compared to $0.6 million for the third quarter of 2003. The increase was primarily due to higher interest income, partially off by higher interest expense in the 2004 period. For the nine-month period ended September 30, 2004, other income, net decreased $0.6 million, from $1.3 million to $0.7 million, as compared to the same period in 2003. The decrease was primarily due to a charge in the first quarter of 2004 of $1.1 million related to reaching a pending settlement of a lawsuit, partially offset by higher interest income earned on higher average cash, cash equivalents, and marketable securities balances.

Provision for Income Taxes

        We recorded a net tax benefit of approximately $(0.1) million, and a tax provision of $0.3 million for the quarters ended September 30, 2004 and 2003, respectively. The net tax benefit for the quarter ended September 30, 2004 includes an adjustment for refunds of approximately $0.2 million of taxes previously paid in Canada. Other than this refund, the tax provision for all periods presented was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S. taxable profits.

        The tax provisions for the nine-month periods ending September 30, 2004 and 2003 were $0.1 million and $0.9 million, respectively. The lower tax provision in the first nine months of 2004 reflects a first-quarter reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitation on that reserve item and the third-quarter above mentioned refund. Other than these adjustments, the tax provision for all periods presented was substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S. taxable profits.

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

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of September 30, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $120.1 million.

        With respect to cash flow, net cash provided by operating activities was $57.1 million for the nine months ended September 30, 2004 compared to $40.7 million for the same period in 2003. During the nine months ended September 30, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as increases in accounts receivable, accounts payable and deferred revenue. During the nine months ended September 30, 2003, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue and a decrease in accounts receivable, partially offset by a decrease in accounts payable.

        At September 30, 2004 and December 31, 2003, we held inventory in the amounts of $54.9 million and $38.3 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase in the current quarter reflects primarily the acquisitions of M-Audio and Avid Nordic AB. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write-down the inventories to reflect their estimated realizable value.

        Accounts receivable increased by $25.2 million to $94.4 million at September 30, 2004 from $69.2 million at December 31, 2003, driven primarily by the year-over-year increase in net revenues but also to the acquisition of M-Audio. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 49 days at December 31, 2003 to 58 days at September 30, 2004. The increase in days sales outstanding is primarily attributable to the timing of shipments during the quarter and an increase in deferred maintenance contract billings for which revenue is recognized ratably in future quarters.

        Net cash flow used in investing activities was $129.8 million for the nine-month period ending September 30, 2004 compared to $53.1 million for the same period in 2003. During the nine-month period ended September 30, 2004, we paid cash of $134.2 million for the purchases of NXN, M-Audio and Avid Nordic AB, net of cash acquired. Also, a payment of $1.0 million for our 2003 acquisition of Bomb Factory Digital was made in early 2004, after resolution of acquisition-related contingencies, with the final payments totaling $0.4 million due through December 2004. We purchased $9.8 million of property and equipment during the nine months ended September 30, 2004 compared to $4.6 million in the same period of 2003. Purchases of property and equipment in both 2004 and 2003 were primarily of computer hardware and software to support research and development activities and our information systems. Our full year capital spending for 2004 is currently expected to be about $12.0 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations.

        During the nine months ended September 30, 2004 and 2003, we generated cash of $13.2 million and $44.9 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, we also have cash obligations of approximately $15.4 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $3.8 million at September 30, 2004 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

        On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note 5 - "Accounting for Stock Based compensation" sets forth the pro forma effect on net income and earnings per share assuming Avid had applied the fair value recognition provisions of Statement 123. The retroactive provisions permitted under this conclusion will not impact Avid since the first interim period that Statement 123R will be effective for Avid will be the third quarter of 2005.

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

        We recently introduced several new digital non-linear products based on our Digital Nonlinear Accelerator architecture, including our next-generation Media Composer (Media Composer Adrenaline) and NewsCutter (NewsCutter Adrenaline) systems, as well as Avid Xpress Pro with Avid Mojo and Avid DS Nitris hardware. We will need to continue to focus marketing and sales efforts on educating potential customers and our resellers about the uses and benefits of these products. The future success of certain of these products, such as Avid DS Nitris, which enable high-definition production, will also depend on consumer demand for appliances, such as television sets and monitors, that utilize the high definition standard. In addition, there are several other risks involved with offering new products in general, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

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

We have a significant share of the professional audio market, and therefore growth in this market will depend in part on our ability to successfully introduce new products or expand into new distribution channels.

        Products from our Digidesign division have captured a significant portion of the professional audio market, due in large part to a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. This can be a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent the introduction of new or enhanced products, or the integration of acquired products, which, in turn, could harm our business.

        At M-Audio, revenue has historically been derived from sales through the same or similar channels as Digidesign. However, M-Audio is currently expanding its sales channel to include sales through the broader consumer market channel. While we are not anticipating that a significant portion of our revenues will come through this channel in the near term, our overall experience addressing the consumer market channel is limited, and there are some costs related to pursuing the consumer market channel which are, to a certain extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall from this channel, which could harm our operating results.

When we acquire other companies or businesses, we become subject to risks that could hurt our business.

        We periodically acquire businesses and form strategic alliances. For example, and in January 2004, we acquired NXN Software AG, a company that manufactures asset and production management systems specifically targeted for the entertainment and computer graphics industries, and in August 2004, we acquired Midiman, Inc. (d/b/a M-Audio), a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals. The risks associated with such acquisitions, alliances, and investments include, among others:

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

Our use of independent firms and contractors to perform some of our product development and manufacturing activities could expose us to risks that could adversely impact our revenues.

        Independent firms and contractors, some of whom are located in other countries, perform some of our product development and manufacturing activities. We generally own the software developed by these contractors. The use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation (including tax regulation), intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

An interruption of our supply of certain products or key components from our sole source suppliers, or a price increase in such products or components, could hurt our business.

        We are dependent on a number of specific suppliers for certain products and key components of our products. We purchase these sole source products and components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source products and components and have no guaranteed supply arrangements. If any of our sole source vendors should fail to produce such products or to supply or enhance such components, it could imperil our supply and our ability to continue selling and servicing products that use these components. Similarly, if any of our sole source vendors should encounter technical, operating or financial difficulties, it could threaten our supply of these products or components. While we believe that alternative sources for these products and components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

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

        We sell many of our video products and services, and substantially all of our audio products and services, indirectly through resellers and distributors. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our video segment products typically purchase Avid software and Avid-specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to the final end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

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

Our association with industry organizations could subject us to litigation.

        We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the group's activities. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance (BSA). From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or violation of other local law. To date, none of these law suits or counterclaims have had an adverse effect on our results of operations, but should we become involved in material litigation, our cash flows or financial position could be adversely effected.

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

        For the three- and nine-month periods ended September 30, 2004, net losses resulting from forward-exchange contracts of $0.8 million and $0.7 million, respectively, were included in results of operations, offset by net transaction and re-measurement gains on the related asset and liabilities of $0.6 million for the three-month period ended September 30, 2004 and net losses on the related asset and liabilities of $0.7 million for the nine-month period ended September 30, 2004. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At September 30, 2004, we held $120.1 million in cash, cash equivalents and marketable securities, including short-term U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationships of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon Avid's motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleges infringement by Avid of U.S. patent number 4,258,385, and seeks injunctive relief, treble damages, costs, and attorneys' fees. This patent expired on May 15, 1999 and therefore, would not be applicable to the products currently offered by Avid. Accordingly, potential damages, if any, are limited to the period beginning March 11, 1990 (six years prior to this date of the complaint) and ending May 15, 1999. In its answer to the complaint, the Company asserted that it did not infringe the patent and that the patent is invalid. Avid argued a Motion to Dismiss this claim on November 5, 2004 and is awaiting the decision of the court. The Company is unable to quantify a range of loss in this litigation. Combined Logic Company did not specify an alleged damage amount in its complaint. As only limited discovery has been conducted to date by either side in the eight years since Combined Logic Company filed its complaint, the Company believes it does not have sufficient information to provide any meaningful estimate of the possible range of damages that Combined Logic Company might seek. The Company believes it has meritorious defenses to the complaint and intends to contest it vigorously. However, an adverse resolution of this litigation could have an adverse effect on the Company's consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

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

ITEM 6.         EXHIBITS

*10.1   Midiman Inc. 2002 Stock Option/Stock Issuance Plan

*#10.2  Form of Incentive Stock Option Agreement

*#10.3  Form of Nonstatutory Stock Option Agreement

*#10.4  Form of Restricted Stock Agreement

#10.5 1997 Stock Incentive Plan (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 6, 1998, File No. 000-21174)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------
* Documents filed herewith
# Management contract or compensatory plan

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Avid Technology, Inc.

Date:  November 9, 2004         By: /s/ Paul J. Milbury
                                    -----------------------
                                    Paul J. Milbury
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date:  November 9, 2004         By: /s/ Carol L. Reid
                                    -------------------------
                                    Carol L. Reid
                                    Vice President and Corporate Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description
----------                        -----------

*10.1   Midiman Inc. 2002 Stock Option/Stock Issuance Plan

*#10.2  Form of Incentive Stock Option Agreement

*#10.3  Form of Nonstatutory Stock Option Agreement

*#10.4  Form of Restricted Stock Agreement

#10.5 1997 Stock Incentive Plan (incorporated by reference to the Registrant's Proxy Statement as filed with the Commission on April 6, 1998, File No. 000-21174)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------
* Documents filed herewith
# Management contract or compensatory plan