Form 10-K
period 2004-12-31
AVID TECHNOLOGY INC
filed 2005-03-16
CIK 896841

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

                  For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,721,782,981.11 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2004.

The number of shares outstanding of the registrant's Common Stock as of February 22, 2005, was 35,062,778.

                       Documents Incorporated by Reference

                      Document Description                            10-K Part
                      --------------------                            ---------
 Portions of the Registrant's Proxy Statement for the 2005 Annual
   Meeting of Stockholders ....................................          III

        This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Avid Technology, Inc. ("We", the "Company" or "Avid") or our management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Certain Factors That May Affect Future Results."

                                     PART I
ITEM 1.     BUSINESS

OVERVIEW

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored in digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage and Move Media."

        Make Media. Our Video and Film Editing and Effects ("Video") segment offers digital, non-linear video and film editing systems and 3D and special-effects software that enable users to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially. Our Audio segment offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner.

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

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and game developers and Internet professionals. Projects produced by our customers using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. In addition, we have also received numerous awards for technical innovations, including Oscars, Emmys and a Grammy. (Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.)

RECENT ACQUISITIONS

        In September 2004, we acquired Avid Nordic AB, a Sweden-based reseller of Avid products operating in the Nordic and Belgium/Netherlands/Luxembourg regions of Europe. We previously had no ownership interest in Avid Nordic. The acquisition allows Avid to serve customers directly in this region.

        In August 2004, we acquired California based Midiman, Inc. (d/b/a M-Audio), a leading provider of digital audio and MIDI (Music Industry Digital Interface) solutions for electronic musicians and audio professionals. We have integrated M-Audio into our Audio segment and will market M-Audio's line of audio products alongside Digidesign's digital audio workstations. M-Audio's consumer product line, including peripherals, keyboards, speakers and sound libraries, is a complement to Digidesign's professional and home audio solutions.

        In January 2004, we acquired Munich, Germany-based NXN Software GmbH, a leading provider of asset and production management systems targeted for the entertainment and computer graphics industries. We believe that the addition of NXN will enhance our film and video postproduction, broadcast news, and 3D product lines by enriching them with a feature set that facilitates media creation and management. NXN has been integrated into our Video segment.

DIGITAL MEDIA CONTENT MARKETS

        Digital formats and tools have largely displaced analog processes in many markets, such as word processing, spreadsheets, publishing, graphics, and electronic and mechanical design. Markets that use film, video and audio media are also migrating to digital formats. Technical advances in digital media content-creation tools have made this migration easier, allowing users to create and manipulate more complex content incorporating several elements of digital media. For example, many video games now include live-action video, detailed 3D graphics, and high quality audio, all created, manipulated, and played back in digital form. Feature films, such as "Harry Potter & the Prisoner of Azkaban," "Van Helsing," and "Motorcycle Diaries," to name a few, integrate sophisticated computer-generated special effects into traditional live action shots.

        We currently sell our products and services in two principal markets: video and film editing and effects, and audio. Both of these markets are transitioning from well-established analog content-creation processes to digital content-creation tools.

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

        Our audio market is comprised of professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, DVD, web and other "new media" production studios, corporate, government, and educational facilities, as well as home-hobbyists and enthusiasts. These users range from individuals to large multi-national corporations. Our audio products are employed in a wide variety of applications, including recording, editing, mixing, processing and mastering.

STRATEGY

        Our mission is to serve the industries that Make, Manage and Move Media. Our strategy consists of four key elements:

Continue to Deliver Best-of-Breed Products to Professional Content Creators in Video and Audio Markets.

        We continue to focus on markets where digital media content creation already takes place, and we believe we enjoy a leadership position in each of these primary markets. These include the professional video and film editing and effects market (film and television studios, independent production and post-production firms, and broadcast, including hard news, long form news, and promotion), and the audio market (music, audio production, and post-production). We plan to strengthen our positions in these markets by continuing to enhance our existing products and by introducing new products that satisfy a broader range of customer needs that are developed internally, jointly with third parties or through acquisitions. In 2004 we acquired NXN Software GmbH, a leading provider of asset and production management systems targeted for the entertainment and computer graphics industries. We also acquired M-Audio, a leading provider of digital audio and MIDI solutions for musicians and audio professionals.

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

Deliver Excellent Customer Service, Support and Training.

        In order to succeed, we must provide experienced, accessible and knowledgeable customer service. We try to create a culture at Avid that encourages every employee to focus on exceptional customer service. We seek to train our support staff in a broad range of applications, operating systems, and storage and networking solutions. In addition, we work with resellers in the major regions of the world who also have the capability to deliver various levels of application and hardware support directly to end users. We also offer training throughout the world in all areas of content creation though a team of experienced educational specialists.

PRODUCTS

        The following section describes our major products and product families within the markets into which they are sold, organized by reportable segment. Information about our reportable segments, including total revenues, operating income and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote N to our Consolidated Financial Statements in Item 8.

VIDEO AND FILM EDITING AND EFFECTS PRODUCTS

Video and Film Editing

        Avid's award-winning digital nonlinear editing tools are used by film, video, audio, animation, games, and broadcast professionals to create the world's most recognizable media. Among Academy Award nominees for the 2004 eligibility year, every film nominated in the categories of Best Picture, Directing, Film Editing, Sound Editing, Sound Mixing, Visual Effects, and Best Animated Feature employed at least one Avid solution in the postproduction process. In the recording industry, every No. 1 single on the Billboard Hot 100 chart in 2004 was created using Avid digital audio workstation technology.

Avid DNA Family

        The family of Avid Digital Nonlinear Accelerator (Avid DNA) products is based on a hybrid architecture that leverages the power of the host CPU while offloading media processing tasks to more efficient, purpose-built hardware. The three hardware components of the Avid DNA product family are Avid Nitris, Avid Adrenaline, and Avid Mojo. They are used in combination with our software solutions in the following products described below: Avid DS Nitris, Media Composer Adrenaline, Media Composer Adrenaline HD, Avid NewsCutter Adrenaline FX, Avid NewsCutter XP, Avid Xpress Pro with Avid Mojo, Avid Xpress Pro HD with Avid Mojo, and Avid Xpress Studio Complete. The Mojo accelerator can also be used in conjunction with Digidesign Pro Tools and SOFTIMAGE|XSI systems.

Media Composer Family

        This group of digital nonlinear editing products includes the Media Composer Adrenaline HD, Media Composer Adrenaline, Media Composer, and Film Composer systems. These products are used widely for editing on television programs, commercials, feature films, and independent films and comprised 17%, 16% and 19% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

Avid Xpress Family

        The Avid Xpress family is made up of portable editing systems that include the Avid Xpress DV, Avid Xpress Pro, Avid Xpress Pro HD, and Avid Xpress Studio systems. All Avid Xpress Pro solutions can be augmented with the Avid Mojo accelerator. The Avid Xpress Studio system can be augmented with both the Avid Mojo accelerator and the Digidesign 002 audio interface. These products are designed to meet the needs of media professionals, video/film educators, Internet video developers and others involved with video and multimedia production.

Finishing and Compositing

        Professionals who create feature films, television programs, commercials, and music videos use our real-time, uncompressed high-definition
(HD) and standard-definition (SD) solutions for master-quality finishing, effects, color correction, and to conform with our offline editing systems. Our line of finishing and compositing solutions includes the Avid DS Nitris and Avid DS Nitris Editor systems - which deliver advanced uncompressed HD editing and finishing capabilities for the most demanding applications - and the industry-standard Avid Symphony finishing system.

High-Definition (HD) Solutions

        Our wide range of HD products and technologies offer customers the most comprehensive format and resolution support in the industry, as well as a comprehensive workflow between our editing system and our shared-storage networks. Our solutions that support HD include the Avid DS Nitris, Avid Media Composer Adrenaline HD, Avid Xpress Pro HD, and Avid Unity MediaNetwork systems.

Avid DNxHD

        Avid DNxHD is an 8- or 10-bit HD encoding format that enables collaborative HD postproduction with the same storage bandwidth and capacity requirements as uncompressed SD files. While the size of Avid DNxHD files is as manageable as working with SD files, the quality of the original HD image is preserved because no sub-sampling of the raster or pixel reduction takes place in the encoding process. Consistent with our strategy of supporting open standards, the source code for Avid DNxHD technology is licensable free of charge through the Avid Web site, enabling users to compile it on any platform.

Broadcast

        We offer broadcast customers a wide range of solutions to fit their needs - whether they are looking to integrate new technology into existing operations or implement all-digital workflows across a wide network of stations.

News Production & Editing

        Our array of news production and editing systems includes the Avid Media Browse system and the Avid NewsCutter family: the Avid NewsCutter Adrenaline FX, Avid NewsCutter Effects, and Avid NewsCutter XP editors.

Ingest and Playout

        The Avid AirSpeed broadcast video server offers users a wide range of workflow capabilities and format compatibility, as well as flexible connectivity. It features complete interoperability with the Avid Unity for News family of shared storage solutions and with our nonlinear editing systems. The AirSpeed CountDown solution enhances playout automation by allowing users to view, manage, and edit playlists on up to five AirSpeed servers.

Newsroom Automation

        Our line of newsroom automation solutions include the Avid iNEWS family, which comprises the Avid iNEWS 2.0, Avid iNEWS ControlAir, and Avid iNEWS Multibyte systems. Avid Active ContentManager system is also used to automate content management and distribution functions.

Media Network Solutions

        Avid Unity for News is a powerful media network solution that allows broadcasters to accelerate the entire production process, from ingest to archive. It links analog and digital acquisition, editing, newsroom computer systems, graphics, audio, and distribution in a managed, real-time, shared-storage environment. Products in this category include the Avid Unity MediaNetwork system and the Avid Unity LANshare for News system.

Avid Computer Graphics

        The Avid Computer Graphics production pipeline ties together 3D animation, digital asset management, and nonlinear editing tools in a comprehensive, integrated CG production environment. These tools include:

o  SOFTIMAGE|XSI, our flagship 3D content creation solution;
o Alienbrain Studio, Avid's digital asset management software for entertainment and computer graphics professionals; and
o  the Avid DS Nitris HD finishing and compositing solution.

Storage & Workgroups

        Our shared media networks offer simultaneous, real-time collaboration workflows that support a wide range of uncompressed SD formats as well as the high-efficiency Avid DNxHD encoding technology. These Storage and Workgroups products include the Avid Unity MediaNetwork and Avid Unity LANshare systems, which link analog and digital acquisition, editing, graphics, audio, and distribution in a managed, real-time, shared-storage environment. In addition, the media network solutions and Workgroups and Productivity Tools described above, plus local storage products such as Avid MediaDock Ultra 320, MediaDock 2+, MediaDrive rS 320/LDV, MediaDrive rS FireWire, and MEDIArray II are part of our Storage and Workgroups offerings. This product family accounted for approximately 18%, 19% and 15% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

Avid Assurance Support

        Avid Assurance is our annual maintenance support offering for the Avid Video and Film Editing and Effects products described above.

        Avid Assurance provides software and application support to meet the needs of our customers including isolating hardware issues, resolving software issues, and generally helping our customers to fully utilize their applications. In addition to Avid Assurance, we offer other services to our customer including training programs and installation services. Total service offerings represented 10%, 10% and 9% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

AUDIO PRODUCTS

        Avid's audio division, Digidesign, manufactures digital audio production systems for recording engineers, mixers, film sound editors, sound designers, live sound engineers, and other audio professionals. The audio business also includes M-Audio, a business unit of Digidesign that specializes in digital audio and MIDI solutions for electronic musicians and audio professionals.

Digidesign Products

Pro Tools Products

        Developed by our Digidesign audio division, Pro Tools is a multi-track, non-linear digital audio workstation comprising a variety of hardware options and bundled software that runs on Macintosh and Windows platforms. The Pro Tools workstation provides solutions for the entire audio production process, including recording, editing, signal processing, sound synthesis, integrated surround mixing and mastering. Pro Tools users work in the prosumer and professional music, film, television, radio, multimedia, DVD, and Internet production markets. Pro Tools systems support a rich third party development environment, with more than 100 development partners providing a variety of additional software and hardware add-on options.

        Digidesign offers Pro Tools systems in a variety of price points and configurations, ranging from high-end systems for professional music and post-production, to the affordable Mbox, Digi 002, and Digi 002 Rack systems for home production studios. The first Pro Tools|HD system, which began shipping in early 2002, was further enhanced in October 2003 by the introduction of the Pro Tools|HD Accel card which provides greatly increased power in the DSP hardware (the basis of all Pro Tools|HD systems) that performs the audio processing. The Mbox product, introduced in early 2002, is an "all-in-one" two-channel USB audio interface with integral inputs for microphone, instrument or line level signals. Bundled with Pro Tools LE software, the Mbox system integrates audio recording, editing and mixing in an affordable, portable package for entry-level users, as well as professionals who wish to use additional low cost satellite systems. The Digi 002 product, introduced in late 2002, is a more comprehensive home audio production device. The Digi 002 combines a versatile multi-channel audio interface with multiple microphone or line level preamplifiers, a full-featured and compact control surface with touch-sensitive motorized faders, and can also act as a standalone compact digital mixer. It communicates with the bundled Pro Tools LE software via a 1394 FireWire connection. The Digi 002 Rack product was introduced in 2003, and is a more compact, rack-mountable version of the 002, without the motorized fader control features. The Pro Tools product family accounted for approximately 24%, 25% and 27% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

D-Control and ICON

        The D-Control mixing surface is Digidesign's high-end, expandable hardware control surface for tactile control of Pro Tools software and hardware. It also contains a stand-alone audio monitoring system called XMON. A D-Control combined with a Pro Tools HD system and one or more PRE multi-channel microphone pre-amplifiers can replace all the recording, editing, processing, surround mixing, monitoring, pre-amplification and control capabilities found on a more traditional analog or digital console. We describe such a combination system as an "ICON" or Integrated Console Environment. D-Control connects to the host computer (and Pro Tools software) via Ethernet, serving as a comprehensive front end for professional Pro Tools systems. With its modular design, a D-Control mixing surface can be customized to fit any studio, providing from 16 to 80 channels of simultaneous control.

ProControl

        Our ProControl product line provides a solution similar to D-Control and ICON at a lower price point. Like D-Control, it connects via Ethernet to a Pro Tools-equipped computer, and provides a comprehensive front end and full tactile control of Pro Tools functions. The ProControl mixing surface can be customized to fit any studio, providing from 8 to 48 channels of simultaneous control. The Edit Pack option adds integrated control of advanced editing and surround mixing features, rounding out the ProControl product range.

Control|24

        Our Control|24 product is a mixing control surface that combines hands-on access to Pro Tools software features and high-quality microphone pre-amplifiers from Focusrite. The Control|24 product communicates with the host computer (and Pro Tools software) via Ethernet, and provides tactile control of most Pro Tools functions. The Control|24 product is a 24-fader, fixed-size control surface, designed for music production and broadcast applications.

AVoption|V10 and AVoption|XL

        The AVoption|XL and AVoption|V10 hardware options for Pro Tools systems allow users to record, edit and process sound synchronized with Avid-format, non-linear digital video. Designed for post-production professionals working in film, TV and video, the AVoption products enable capture, playback, and basic editing of broadcast-quality picture from projects originating on Avid Media Composer, Film Composer and Symphony systems. V10 shipped in April 2004, and is based on the Avid DNA video technology. It provides support for a greater number of video resolutions and interface standards including SDI, and a basis for future support for HD video. Both versions include the DigiTranslator software option that provides users with a high level of media and metadata interchange with any of our compatible video editing systems.

M-Audio Products

Audio interfaces

        M-Audio's audio interfaces dovetail with Digidesign's Pro Tools LE product line, allowing users access to high-quality sound in and out of a computer at even more affordable prices. Users can create a PC-based audio recorder over PCI, USB or FireWire standard connections on their personal computers utilizing bundled or add-on software. M-Audio interfaces offer a wide range of input and output configurations from stereo to multi-channel surround. Popular models include the PCI Audiophile series, FireWire 410 and 1814, USB 24/96 and keyboard-equipped audio interfaces such as Ozone and Ozonic.

Keyboards

        M-Audio's USB-based keyboards allow users to send MIDI (Musical Instrument Digital Interface) messages directly to a personal computer allowing users to access sound creation software and control a variety of other musical functions without the need for an additional MIDI interface peripheral. Because M-Audio keyboards do not require embedded sound creating hardware, we can offer high quality keyboards at affordable prices. Our keyboards come in various sizes including 25 notes, 49 notes, 61 notes, and 88 notes, weighted or unweighted, and with and without a variety of sliders and knobs.

MIDI interfaces

        Our MIDI interfaces allow the computer to communicate with external MIDI-compatible peripheral devices such as synthesizers, effects devices and drum machines over a standard USB connection.

Speakers, Add-On Software and Microphones

        M-Audio manufacturers a variety of affordable, high-quality self-powered monitor speakers that provide stereo or multi-channel surround monitoring (BX series), and distributes several software product lines popular in music production, and creates sound libraries for commonly used software. We also manufacture a suite of high-quality yet affordable condenser and dynamic microphones. These ancillary products allow customers to purchase entire home recording packages which include all of the essential tools required to make music recordings from a single manufacturer.

SALES AND SERVICE

        We market and sell our solutions through a combination of direct and indirect sales channels.

        From our traditional presence in the high-end post-production market to broadcast news, low-cost post-production, and audio solutions, we strive for balanced market and geographic sales coverage. We sell our products primarily through a network of more than 2500 independent distributors, value-added resellers and dealers. We supplement these channels with a team of internal sales representatives directly serving select customers and markets.

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

        Our manufacturing facilities are located in Tewksbury, Massachusetts; Dublin, Ireland; Madison, Wisconsin; Menlo Park, California and Irwindale, California. We also contract with third-party manufacturing facilities in the United States and overseas for certain component parts.

INTELLECTUAL PROPERTY

        We regard our software and hardware as proprietary and protect it under the laws of patents, copyrights, trademarks, and trade secrets, and through contractual provisions.

        We have obtained patents and have registered copyrights, trademarks and service marks in the United States and foreign countries. In particular, as of December 31, 2004, we held 200 United States patents and had 79 patent applications pending with the United States Patent and Trademark Office with expiration dates through 2021. We have also registered or applied to register various trademarks and service marks in the U.S. and a number of foreign countries, including Avid(R), Media Composer(R), NewsCutter(R), Digidesign(R), Pro Tools(R), M-Audio(R), Softimage(R), XSI(R), and Alienbrain(R). Although we believe ownership of our patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business, our success relies primarily on the innovative skills, technical competence, and marketing abilities of our personnel.

        Our software is licensed to end-users pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. Our products generally contain copy protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. This problem is particularly acute in international markets. We participate in an anti-piracy program through an external association of software vendors.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. We are committed to delivering best-in-class video, film, 3D animation, and audio editing systems to meet the needs of professionals in the television, film, music, broadcast news production, and industrial post-production markets, and of end-users in the educational and corporate markets. Our research and development efforts also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Our systems are designed to be Internet-enabled with technology for encoding and streaming media over the Internet.

         Our research and development operations are primarily located in Tewksbury, Massachusetts; Daly City, California; Madison, Wisconsin; Irwindale, California; Munich, Germany; and Montreal, Canada. We also employ independent contractors in the United States and abroad for some of our research and development activities.

COMPETITION

        The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of suppliers providing different types of products to different markets.

Video Postproduction and 3D

        In the TV, video, and film postproduction markets, we compete primarily with vendors that offer similar digital editing and effects products based on standard computer platforms. These competitors include AJA Video Systems Inc., Adobe Systems Incorporated, Apple Computer, BlackMagic Design Pty. Ltd., Discreet (a division of Autodesk, Inc.), Pinnacle Systems, Inc., Quantel Inc., and Sony Corporation. In the 3D/animation sector, we compete with other manufacturers of content creation solutions for the video game, feature film, and related markets, including Discreet, Alias, and NewTek, Inc.

Broadcast

        In the broadcast sphere, we compete with vendors of video servers and traditional broadcast equipment that now offer nonlinear editing and shared storage systems such as Leitch, Thomson Grass Valley and Sony Corporation for news, sports, and special programming for television. Other vendors of competitive products targeting these markets include Omneon, Pinnacle Systems, and Quantel. Primary competitors to the Avid iNEWS newsroom computer are Associated Press (ENPS), and Dalet. We expect continued competition from these vendors as they develop and introduce digital media products.

Data Storage and Digital Asset Management

        Avid competes in the data storage market with companies such as ADIC, Apple Computer, Ciprico, EMC Corporation, Hewlett-Packard, IBM, Medea Corporation, Rorke Data (a subsidiary of Bell Microproducts), and SGI. In digital asset management, the Alienbrain product family - which Avid acquired in January 2004 from NXN Software GmbH - is focused primarily on animation, electronic graphics and video gaming markets where it competes primarily with Perforce Software, Inc., and also with offerings from Microsoft (Visual SourceSafe) and Borland Software Corporation (StarTeam).

Audio

        In the audio market, we compete primarily with (a) suppliers of disk-based digital audio workstation software/hardware products such as Emagic (a subsidiary of Apple Computer), Mark of the Unicorn (MOTU), Merging Technologies, and Steinberg Media Technologies (a subsidiary of Yamaha Corporation), and (b) manufacturers of professional analog and digital mixing consoles for studio production and live sound mixing including AMS Neve Ltd., DiGiCo Ltd, Euphonix, Midas (a division of Telex Communications), Solid State Logic Ltd., and Yamaha Corporation. Digidesign and M-Audio compete with manufacturers of low-cost computer-connected audio I/O hardware such as Creative Technology Ltd, Ego Systems Inc., Loud Technologies, Inc., Roland, Tascam (a division of TEAC Corporation), and Yamaha Corporation. In addition, M-Audio also competes in the categories of MIDI keyboard/controllers, MIDI interfaces, speakers, pre-amplifiers and microphones, with many of the companies already listed and others.

        There can be no assurance that these companies will not introduce products that are more directly competitive with our products.

EMPLOYEES

        We employed 2,014 people as of December 31, 2004.

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

        Alternatively, these reports can be accessed at the SEC's internet website: www.sec.gov.

ITEM 2.     PROPERTIES

        Our principal administrative, sales and marketing, research and development, support, and manufacturing facilities are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In September 2000, we subleased a portion of this space to an unrelated company. This sublease has been extended and expires in 2007.

        We lease facilities in Dublin, Ireland; Madison, Wisconsin; Menlo Park, California and Irwindale, California for the manufacture and distribution of our products. We lease office space in Daly City, California for our Digidesign headquarters, including its administrative, sales and marketing, and research and development activities, and in Iver Heath, United Kingdom, for our European headquarters, including administrative, sales, and support functions. Finally, we lease facilities in Montreal, Canada, and Munich, Germany which house certain administrative, research and development, and support operations. In December 2002, we vacated portions of our leased space in Daly City and Montreal. In July 2003 we subleased a portion of our space in Montreal to an unrelated company. This sublease expires in January 2007.

        In September 1995, our United Kingdom subsidiary entered into a 15-year lease in London, England. We vacated this property in 1999 as part of our corporate restructuring actions, and have currently sublet all of this space. We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

        We anticipate that our leased facilities will be adequate for our needs during 2005.

ITEM 3.     LEGAL PROCEEDINGS

        On March 11, 1996, we were named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon our motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleged infringement by Avid of U.S. patent number 4,258,385, and sought injunctive relief, treble damages, costs, and attorneys' fees. In our answer to the complaint, we asserted that we did not infringe the patent and that the patent was invalid. In August 2004, we filed a Motion To Dismiss based on Combined Logic's failure to prosecute. An oral hearing on the Motion was held on November 5, 2004 and the District Court granted the Motion on November 22, 2004. The District Court entered Judgment in our favor on December 10, 2004, dismissing the suit with prejudice. Combined Logic Company filed a Notice Of Appeal to the Court of Appeals for the Second Circuit on January 6, 2005. On February 14, 2005, we filed a Motion To Dismiss For Lack of Jurisdiction. On February 15, 2005, Combined Logic, by letter to the Second Circuit, indicated that it did not object to the dismissal of its appeal and did not object to the relief sought in our Motion. Because of the foregoing facts, we consider this matter terminated.

        We receive inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, we may seek licenses or settlements. In addition, as a normal incidence of the nature of our business, various claims, charges, and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. We do not believe these claims will have a material adverse effect on our financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is (i) the name and age of each of our executive officers; (ii) the position(s) presently held by each person; and (iii) the principal occupation held by each person for at least the past five years.

EXECUTIVE OFFICER          AGE                        POSITION(S)

David A. Krall              44               President and Chief Executive
                                             Officer

Patricia A. Baker           57               Vice President of Human
                                             Resources

Joseph Bentivegna           44               Vice President and Chief
                                             Operating Officer, Avid Video

Ethan E. Jacks              51               Vice President of Business
                                             Development, Chief Legal
                                             Officer and Corporate Secretary

David M. Lebolt             48               Vice President and General
                                             Manager, Audio

Paul J. Milbury             56               Vice President and Chief
                                             Financial Officer

Carol L. Reid               57               Vice President and Corporate
                                             Controller

Michael J. Rockwell         38               Vice President of Software
                                             Engineering and Chief
                                             Technology Officer

Charles L. Smith            44               Vice President and General
                                             Manager, Avid Video

--------------------

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

JOSEPH BENTIVEGNA. Mr. Bentivegna has served as Vice President and Corporate Operating Officer, Avid Video since November 2004. Previously, he served as Vice President of Video Development and Operations from August 2001 to November 2004. Prior to that, he held a variety of other positions at Avid, including Vice President and General Manager of Avid Media Solutions from June 2000 to August 2001, Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

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

DAVID M. LEBOLT. Mr. Lebolt has served as Vice President and General Manager of Audio since July 2002. Previously, Mr. Lebolt held a variety of positions at Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999, and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production, and has received both Clio and Emmy(R) awards for his production work.

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

CHARLES L. SMITH. Mr. Smith has served as Vice President and General Manager, Avid Video since November 2004. Previously, he served as Vice President of Worldwide Sales, Marketing and Services from November 1999 to November 2004. Prior to that, Mr. Smith served in various capacities at Digidesign: Vice President of Sales and Marketing from October 1996 to November 1999, Vice President of International Sales from August 1995 to October 1996, and Managing Director Digidesign UK from May 1993 to August 1995.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2004 and 2003.

            2004                   High               Low
            ----                   ----               ---
        First Quarter             $55.42            $38.43
        Second Quarter            $61.68            $44.11
        Third Quarter             $54.66            $40.90
        Fourth Quarter            $62.57            $46.48


            2003                   High               Low
            ----                   ----               ---
        First Quarter             $24.15            $16.76
        Second Quarter            $38.15            $21.86
        Third Quarter             $57.95            $33.96
        Fourth Quarter            $59.77            $44.65

        On February 22, 2005, the last reported sale price of the Nasdaq National Market for our common stock was $64.55 per share. The approximate number of holders of record of our common stock at February 22, 2005 was 380. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                                   For the Year Ended December 31,
                                                     --------------------------------------------------------
                                                           2004       2003        2002       2001       2000
                                                     --------------------------------------------------------
Net revenues                                           $589,605   $471,912    $418,719   $434,638   $476,090
Cost of revenues                                        255,496    209,373     207,236    213,572    234,424
                                                     ----------- ---------- ----------- ---------- ----------
 Gross profit                                           334,109    262,539     211,483    221,066    241,666
                                                     ----------- ---------- ----------- ---------- ----------
Operating expenses:
  Research and development                               94,940     85,552      82,346     86,140     82,900
  Marketing and selling                                 135,811    109,704     100,761    113,053    119,469
  General and administrative                             29,780     23,208      19,819     23,313     27,504
  Restructuring and other costs, net                          -      3,194       2,923      8,268          -
  Amortization of intangible assets                       3,641      1,316       1,153     31,168     66,872
  Impairment of intangible assets                         1,187          -           -          -          -
                                                     ----------- ---------- ----------- ---------- ----------
   Total operating expenses                             265,359    222,974     207,002    261,942    296,745
                                                     ----------- ---------- ----------- ---------- ----------
Operating income (loss)                                  68,750     39,565       4,481    (40,876)   (55,079)
Other income, net                                         1,339      1,874         218      5,529      3,730
                                                     ----------- ---------- ----------- ---------- ----------
Income (loss) before income taxes                        70,089     41,439       4,699    (35,347)   (51,349)
Provision for (benefit from) income taxes                (1,612)       550       1,700      2,800      5,000
                                                     ----------- ---------- ----------- ---------- ----------
Net income (loss)                                       $71,701    $40,889      $2,999   ($38,147)  ($56,349)
                                                     =========== ========== =========== ========== ==========

Net income (loss) per common share - basic                $2.21      $1.40       $0.11     ($1.49)    ($2.28)

Net income (loss) per common share - diluted              $2.05      $1.25       $0.11     ($1.49)    ($2.28)

Weighted average common shares outstanding - basic       32,485     29,192      26,306     25,609     24,683

Weighted average common shares outstanding - diluted     35,003     32,653      26,860     25,609     24,683


CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                                                       As of December 31,
                                                     --------------------------------------------------------
                                                           2004        2003       2002       2001      2000
                                                     --------------------------------------------------------
Cash, cash equivalents and marketable securities        $155,419     $196,309    $89,034    $72,961  $83,206
Working capital                                          176,384      196,605     94,130     85,490   96,585
Total assets                                             576,234      348,119    235,803    215,806  266,482
Long-term debt and other liabilities                       1,689          607      1,427     13,020   13,449
Total stockholders' equity                               424,621      227,105    123,564    104,758  137,850


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage, and Move Media." We operate our business in two reporting segments, Video and Film Editing and Effects (Video) and Audio.

        An important part of our strategy for the past few years has included expanding and enhancing our product lines and increasing revenues through both acquisitions and internal development of products. In January 2004, we acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries. This acquisition expands our offering in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the Alienbrain(R) product line. NXN has been integrated into our Video segment. In August 2004, we completed the acquisition of Irwindale, California-based M-Audio, a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals. We have integrated M-Audio into our Audio segment and will market its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. Finally, in September 2004, we acquired Avid Nordic AB, a Sweden-based distributor of Avid products operating in the Nordic and Benelux regions of Europe. This acquisition allows us to directly serve customers in this region. We previously had no ownership interest in Avid Nordic AB.

        We generally derive approximately half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risk that changes in foreign currency could materially impact, either positively or adversely, our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting remeasurement gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly re-evaluate our estimates and judgments, including those related to revenue recognition; allowances for product returns and exchanges; allowance for bad debts; the valuation of inventories, goodwill and other intangible assets, income tax assets; and reserves for recourse under financing transactions. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

        We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

        We recognize revenue from sales of products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of SOP 97-2, "Software Revenue Recognition", as amended, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", are met. Within our Video segment and for much of our Audio segment, we follow the guidance of SOP 97-2 for revenue recognition since our products and services are software-related. However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenue based on satisfying the criteria in SAB No. 104.

        In connection with many of our product sale transactions, customers typically purchase a one-year maintenance and support agreement. We recognize revenue from maintenance contracts on a ratable basis over their term. We recognize revenue from training, installation or other services as the services are performed.

        We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically maintenance and support, is deferred and the remaining portion of the total arrangement fee is recognized as revenue related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value is based on the renewal price of the undelivered element that is granted as a contractual right to the customer. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, our fair value for such services used for revenue recognition purposes to ensure that it reflects our recent pricing experience.

        In most cases, our products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, a growing number of transactions, those typically involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, require that we perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

        Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. We defer the fair value of this support period and recognize the related revenue ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment, we defer the fair value of the specified upgrade, product or enhancement and recognize that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

        In 2004, approximately 72% of our revenue was derived from indirect sales channels, including authorized resellers and distributors. Within our Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, distributors of our Avid Xpress DV, Avid Xpress Pro and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. In contrast, some channel partners, particularly those who resell our Audio products, are offered limited rights of return, stock rotation and price protection.

        Channel partners within our Audio segment are granted return rights to return or exchange products on a case-by-case basis but are not provided a contractual right to do so. In compliance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", we record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, we analyze historical returns and credits and the amounts of products held by major resellers, and consider the impact of new product introductions, changes in customer demand, current economic conditions, and other known factors. We maintain a rolling history of returns on a product-by-product basis and analyze returns and credits by product category. Material differences may result in the amount and timing of our revenue for any period if our estimates of potential product returns or other reseller credits prove to be materially different from actual experience.

        At the time of a sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if we are reasonably assured that collection will occur. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based upon our credit review process, revenue is recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30, but can be up to 90, days after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

        We record as revenue all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. We record reimbursements received from customers for out-of-pocket expenses as revenue, with related costs recorded as cost of revenues.

        With respect to sales of "solutions", we are able to invoice the customer under a billing plan in advance of providing products and services or maintenance and support. In these instances, we record invoiced amounts and cash payments received prior to revenue recognition as deferred revenue.

Allowance for Bad Debts and Reserves for Recourse under Financing Transactions

        We maintain allowances for estimated bad debt losses resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        We provide third-party, lease financing options to many of our customers. Avid is not generally a party to the leases; however, during the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. See Footnote I to our Consolidated Financial Statements in Item 8. We record revenue from these transactions upon the shipment of our products since we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated these programs for over nine years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participate in the program could require additional reserves.

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

Business Combinations

        When we acquire new businesses, we use the purchase method of accounting as required by SFAS No. 141, "Business Combinations". We allocate the purchase price of businesses acquired to the assets, including intangible assets, acquired and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Goodwill and Intangible Assets

         We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant negative industry or economic trends, unanticipated competition, loss of key personnel, a more-likely than not expectation that a reporting unit or component thereof will be sold or otherwise disposed of, significant underperformance relative to the historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, a significant decline in our stock price for a sustained period, a reduction of our market capitalization relative to our net book value and other such circumstances.

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we no longer amortize goodwill and certain intangible assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. We have two reporting units that are currently the same as our operating segments, Video and Audio, as described in Note N of "Notes to Consolidated Financial Statements." Both of our reporting units include goodwill.

         In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value. In determining the fair values of our reporting units, we first estimate the fair value of the total company by reference to the quoted market price of our stock and then allocate this fair value among our reporting units using a discounted cash flow valuation model. This model focuses primarily on estimates of future revenues and profits for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We completed our annual impairment tests as of the end of the fourth quarter of each year and concluded that no impairment charge was required. If future events cause the reporting units' fair value to decline below its carrying value, an impairment charge may be required.

        In the identifiable intangibles impairment analysis, the fair value of each asset is compared to its carrying value. If the asset's carrying value is not recoverable and exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We analyzed certain of our identifiable intangible assets for impairment as of the end of the fourth quarter of 2004 and found some of them to be impaired as described in Footnote F to our Consolidated Financial Statements in Item 8.

Income Tax Assets

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        We regularly review deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes", requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2004, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options, which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the year ended December 31, 2004, we removed the valuation allowance related to deferred tax assets in our Irish manufacturing operations. This resulted in a non-cash $2.1 million tax benefit recorded through our 2004 provision for income taxes. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized.

        Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in the provision for income taxes during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2004 was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. If the valuation allowance of $140.8 million as of December 31, 2004 were to be removed in its entirety, an $84.9 million non-cash reduction in income tax expense and a $55.9 million credit to paid-in capital would be recorded in the period of removal. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect a non-cash increase in our provision for income taxes.

RESULTS OF OPERATIONS

        The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                          For the Year Ended December 31,
                                                      --------------------------------------
                                                           2004         2003         2002
                                                      --------------------------------------
        Net revenues                                       100.0%       100.0%       100.0%
        Cost of revenues                                    43.3%        44.4%        49.5%
                                                      ------------ ------------ ------------
         Gross profit                                       56.7%        55.6%        50.5%
                                                      ------------ ------------ ------------
        Operating expenses:
         Research and development                           16.1%        18.1%        19.7%
         Marketing and selling                              23.0%        23.2%        24.0%
         General and administrative                          5.1%         4.9%         4.7%
         Restructuring and other costs, net                     -         0.7%         0.7%
         Amortization of intangible assets                   0.6%         0.3%         0.3%
         Impairment of intangible assets                     0.2%            -            -
                                                      ------------ ------------ ------------
          Total operating expenses                          45.0%        47.2%        49.4%
                                                      ------------ ------------ ------------
        Operating income                                    11.7%         8.4%         1.1%
        Interest and other income (expense), net             0.2%         0.4%         0.0%
                                                      ------------ ------------ ------------
        Income before income taxes                         11.9 %         8.8%         1.1%
        Provision for (benefit) from income taxes          (0.3%)         0.1%         0.4%
                                                      ------------ ------------ ------------
        Net income                                          12.2%         8.7%         0.7%
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

        Net revenues increased 24.9%, from $471.9 million in 2003 to $589.6 million, in 2004. Revenues in our Video business increased $60.3 million or 18.2%, to $391.1 million from $330.9 million, while revenues in our Audio business grew by $57.4 million or 40.7%, to $198.5 million from $141.1 million. We estimate that approximately 118% or $71.0 million of the growth in the Video segment during 2004 relates to increased sales volume of our products and services, including a full year of sales of the Avid DNA family of products released during the second and third quarters of 2003. This increased volume growth was partially offset (18% or $10.7 million) by lower average selling prices of our various products despite favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting, and mix (higher or lower-end) of products sold. Included in our Video revenues are revenues from services. Service revenues increased $14.6 million or 31.5% to $61.1 million in 2004 from $46.5 million in 2003. Service revenues consist primarily of maintenance contracts, installations and training. For the Audio segment, the revenue growth in 2004 is attributed to the increased sales volume of Digidesign's core products as well as the acquisition of M-Audio in August of 2004 (which accounted for $26.2 million of the Audio revenue growth).

        Net revenues increased 12.7% from $418.7 million in 2002 to $471.9 million in 2003. Revenues in our Video business increased $48.0 million or 17.0%, to $330.9 million from $282.9 million, while revenues in our Audio business grew by $5.2 million or 3.8%, to $141.1 million from $135.9 million. We estimate that approximately 73%, or $35.3 million, of the growth in the Video segment during 2003 relates to increased sales volume of our products and services, including the new Avid DNA family of products released during 2003. The remaining 27%, or $12.7 million, of growth is attributed to higher average selling prices of our various products, which in 2003 was particularly impacted by favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting, and mix (higher or lower-end) of products sold. Included in our Video revenues are revenues from services. Service revenues increased $9.6 million or 26.1% to $46.5 million in 2003 from $36.9 million in 2002. Service revenues consist primarily of maintenance contracts, installations and training. For the Audio segment, the revenue growth in 2003 is primarily the result of higher average selling prices of our products, including the favorable impact of foreign currency exchange rate changes.

        Net revenues derived through indirect channels were approximately 72% for 2004 compared to 75% for 2003 and 81% for 2002. The increase in direct selling from 2003 to 2004 was due primarily to the growth in sales to our broadcast customers, which generally require a longer selling cycle with more direct support. We expect sales to broadcast customers will be an area of continued revenue growth in the future.

        International sales (i.e., sales to customers outside the United States) accounted for 51% of our 2004 net revenues, compared to 49% for 2003 and 50% for 2002. International sales increased by $68.9 million or 29.5% in 2004 compared to 2003 and increased by $25.5 million or 12.2% in 2003 compared to 2002. The increase in international sales in 2004 occurred in Europe and Asia, with the impact of currency translation and the acquisition of M-Audio being factors. The increase in international sales in 2003 occurred principally in Europe, with the impact of currency translation being a factor.

Gross Margin

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

        Our gross margin increased to 56.7% in 2004 from 55.6% in 2003, which had increased from 50.5% in 2002. The gross margin increase in 2004 reflects primarily a favorable impact of foreign currency exchange rates on revenue, especially with respect to the euro. We also achieved reduced material and manufacturing overhead costs in the Video segment in 2004 as compared to 2003. The gross margin increase in 2003 primarily reflects a positive impact from higher average selling prices of our products, which in 2003 was particularly impacted by favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting, and mix (higher or lower-end) of products sold. We also achieved reduced material and manufacturing overhead costs in the Video segment in 2003 as compared to 2002.

Research and Development

        Research and development expenses increased by $9.4 million or 11.0% in 2004 compared to 2003 and by $3.2 million or 3.9% in 2003 compared to 2002. The increase in expenditures in 2004 was primarily due to higher personnel-related costs partly due to the acquisitions of NXN and M-Audio during 2004 as well as to our 2004 bonus plan. These costs were somewhat offset by reduced consulting fees. The increase in expenditures in 2003 was primarily due to higher personnel-related costs, in particular accrued expenses associated with our 2003 bonus plan. These costs were somewhat offset by reductions in other spending categories. Research and development expenses decreased as a percentage of net revenues, to 16.1% in 2004 from 18.1% in 2003, and to 18.1% in 2003 from 19.7%
in 2002, primarily as a result of the higher revenue base in 2004 compared to 2003 and 2003 compared to 2002.

Marketing and Selling

        Marketing and selling expenses increased $26.1 million or 23.8% in 2004 compared to 2003, and increased $8.9 million or 8.9% in 2003 compared to 2002. The increase in 2004 was primarily due to higher personnel-related costs, including salaries and related taxes and benefits, partly due to the acquisitions of NXN, M-Audio and Avid Nordic during 2004, expenses associated with our 2004 bonus plan and commissions expense (due to higher revenues). Various marketing programs and increased advertising also contributed to the increase. The increase in 2003 was primarily due to higher personnel-related costs, including salaries and related taxes and benefits as well as expenses associated with our bonus plan and commissions expense (due to higher revenues). We also had higher net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, in 2003. These increases were partially offset by lower marketing expenses such as advertising and direct mailings. Marketing and selling expenses decreased slightly as a percentage of net revenues, to 23.0% in 2004 from 23.2% in 2003, and to 23.2% in 2003 from 24.0% in 2002, primarily as a result of the higher revenue base in 2004 compared to 2003 and 2003 compared to 2002.

General and Administrative

        General and administrative expenses increased by $6.6 million or 28.3% in 2004 compared to 2003, and increased by $3.4 million, or 17.1% in 2003 compared to 2002. The increase in expenditures in 2004 was primarily due to higher audit and legal fees as a result of complying with the Sarbanes-Oxley Act of 2002, and personnel-related costs, in particular expenses associated with our 2004 bonus plan. The increase in expenditures in 2003 was primarily due to higher personnel-related costs, in particular expenses associated with our 2003 bonus plan and, to a lesser extent, higher insurance costs and external legal fees as a result of complying with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased slightly to 5.1% of net revenues in 2004 as compared to 4.9% in 2003. This percentage increase was due to the increases discussed above, with the impact being offset by the higher revenue base in 2004. General and administrative expenses increased as a percentage of net revenues to 4.9% in 2003 from 4.7% in 2002, primarily due to the increases in expenses discussed above.

Restructuring and Other Costs

        Restructuring activity in 2004 was primarily related to paying down existing obligations on vacated facilities. Additionally, in September 2004, we recorded a charge of $0.2 million to reflect the decrease in rent to be received from one of our subtenants and reversed a charge of $0.2 million associated with unutilized space in Tewksbury. Our restructuring actions during 2003 consisted of severance and facility charges made to increase efficiencies and reduce expenses, and a revision to a previous restructuring charge recorded on unutilized space. In the first quarter of 2003, we recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica, California that included a write-off of leasehold improvements of $0.4 million. Also during 2003, we recorded charges of $1.5 million related to a revision of our estimate of the timing and amount of future sublease income associated with the Daly City facility discussed below based on working with a real estate broker during the year to attempt to sublease the space.

        In December 2002, we recorded a charge of approximately $3.3 million in connection with vacating excess space in our Daly City, California; Tewksbury, Massachusetts; and Montreal, Canada facilities. The Tewksbury charge of $0.5 million was a revision of our estimate related to the August 2001 restructuring action discussed below, based on our attempts to sublet the related space during 2002. The remaining portion of the charge for Daly City and Montreal was the result of our ceasing to use a portion of each facility in December 2002 and hiring real estate brokers to assist in finding subtenants. We believe the Daly City charge of $2.4 million reflected a depressed real-estate market in the area.

        During 2001, we implemented various restructuring plans to decrease costs through the consolidation of operations and the reduction of approximately 194 jobs worldwide. In connection with these plans, we recorded charges to operating expenses totaling $10.0 million. The restructuring charges included approximately $7.4 million for severance and related costs of terminated employees and $2.6 million for facility vacancy costs, of which $1.0 million represented non-cash charges relating to the disposition of leasehold improvements that were abandoned upon vacating the related properties in 2001 and 2002. These restructuring actions were expected to result in annual cost savings of approximately $11.0 million, and management believes that these savings were achieved. In connection with these and prior plans, we made cash payments in 2001 of $6.2 million related to personnel severance-related costs and $0.6 million related to vacated facilities. In 2002, we made severance related payments of $1.2 million, facilities-related payments of $0.7 million and wrote off $1.0 million of leasehold improvements. In 2003, we made severance-related payments of $1.5 million and facilities-related payments of $1.7 million. In 2004, we made facilities-related payments of $1.4 million.

        As of December 31, 2004, we have an aggregate obligation under leases for which we have vacated the underlying facilities of approximately $18.6 million, including facilities in Daly City, California; Tewksbury, Massachusetts; London, England and Montreal; Canada. We have a remaining restructuring accrual balance for vacated facilities at December 31, 2004 of $3.5 million, which represents the difference between this aggregate obligation and expected future sublease income under actual or estimated potential sublease agreements. See Notes I and M to our Consolidated Financial Statements.

Amortization of and Impairment of Intangible Assets

        In August 2004, we acquired M-Audio, a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals, for cash, net of cash acquired, of $79.6 million and stock and stock options with a fair value of $96.5 million. As part of the purchase accounting allocation, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. The unamortized balance of the identifiable intangible assets relating to this acquisition was $36.6 million at December 31, 2004.

        In September 2004, we acquired Avid Nordic AB for cash, net of cash acquired, of Euro 6.1 million ($7.4 million). As part of the purchase price allocation, we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships. The unamortized balance was $4.4 million at December 31, 2004.

        In January 2004, we acquired NXN Software GmbH, a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash consideration of Euro 35 million ($43.7 million), less cash acquired. As part of the purchase accounting allocation, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name. In December 2004, the customer relationships and the trade name were analyzed in accordance with FAS 144, and were determined to be impaired. See Note F to our Consolidated Financial Statements in Item 8. We recorded an impairment charge of $1.2 million for the quarter ended December 31, 2004. The remaining unamortized balance of the identifiable intangible assets relating to this acquisition was $4.8 million at December 31, 2004.

        From 2000 to 2003, we recorded intangible assets as we acquired the following companies or their assets: Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003; iKnowledge, Inc. in 2002; iNews, LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $7.7 million to identifiable intangible assets consisting of completed technologies and work force, and $2.2 million to goodwill. As of January 1, 2002, in connection with the adoption of SFAS 142, we reclassified $1.1 million of the previously recorded assembled work force intangible to goodwill and, as a result, ceased amortizing this amount. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $1.0 million at December 31, 2004.

        Included in the operating results for 2004, 2003 and 2002 is amortization of these intangible assets of $4.0 million, $1.3 million and $1.2 million, respectively. The increased levels of amortization primarily reflect the addition of the M-Audio assets acquired in August 2004 and the NXN assets acquired in January 2004. The unamortized balance of the identifiable intangible assets relating to all acquisitions was $46.9 million at December 31, 2004. We expect amortization of these intangible assets to be approximately $7.5 million in 2005, $7.0 million in 2006 and $6.2 million in 2007.

Other Income and Expense, Net

        Other income and expense, net, generally consists of interest income, interest expense and equity in income of non-consolidated companies. During 2004, other income and expense, net, decreased $0.5 million from $1.9 million of income on a net basis in 2003 to $1.3 million in 2004. This decrease was due to a charge in 2004 of $1.1 million related to the settlement of a lawsuit, which was partly offset by increased interest income earned on higher average cash and investment balances.

        During 2003, other income and expense, net, increased $1.7 million from $0.2 million in 2002. This increase was due to increased interest income earned on higher average cash and investment balances, as well as to the absence in 2003 of a $1.0 impairment charge recorded in 2002 to write down an investment in an unconsolidated entity accounted for under the cost method.

Provision for (Benefit from) Income Taxes

        We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We account for investment tax credits as a reduction of income taxes of the year in which the credit arises.

        Our effective tax rate was (2)%, 1%, and 36%, respectively, for 2004, 2003, and 2002. The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2004, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options, which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets in our Irish manufacturing operations. This resulted in a non-cash $2.1 million tax benefit reflected in the rate indicated above. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, in future periods, we will have a non-cash increase to provision for income taxes related to our Irish operations.

        Excluding the impact of the valuation allowance, our effective tax rate would have been 28% for 2004 and 26% for 2003. These rates differ from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions, which have lower tax rates. Excluding the impact of the valuation allowance, our effective tax rate would have been 43% for 2002. This differs from the Federal statutory rate of 35% primarily due to state taxes, while savings due to the U.S. Federal Research Tax Credit more than offset a higher level of taxes from our foreign subsidiaries, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of December 31, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $155.4 million.

        Net cash provided by operating activities was $81.4 million in 2004 compared to $58.6 million in 2003 and $25.4 million in 2002. In each case, cash generated from operating activities primarily reflects net income after adjustment for depreciation and amortization. In addition, 2004 cash flows reflect cash generated through increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and other current assets. In 2003, cash flows also reflect cash generated through increases in deferred revenues and accrued expenses, partially offset by a decrease in accounts payable. In 2002, cash flows also reflect cash generated through a decrease in accounts receivable and increases in accounts payable and deferred revenues. This was partially offset by an increase in inventories during 2002.

        At December 31, 2004 and 2003, we held inventory in the amounts of $53.9 million and $38.3 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review these balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write down the inventories to reflect their estimated realizable value. Of the $15.7 million increase in inventories from December 31, 2003 to 2004, approximately $11.3 million relates to the acquisition of M-Audio.

        Accounts receivable increased by $28.3 million to $97.5 million at December 31, 2004 from $69.2 million at December 31, 2003, driven primarily by the year-over-year increase in net revenues. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 49 days at December 31, 2003 to 50 days at December 31, 2004.

        Net cash flow used in investing activities was $107.1 million in 2004, compared to $73.9 million in 2003 and $34.5 million in 2002. In 2004, we had net sales of marketable securities in the amount of $44.2 million. The marketable securities in which we invest our excess cash typically include corporate obligations, asset backed securities, commercial paper, taxable municipal obligations and U.S. Treasuries and other governmental obligations. We also expended cash of $135.5 million in 2004 for the acquisitions of M-Audio, NXN, and Avid Nordic and the final payment for Bomb Factory Digital. We purchased $15.2 million of property and equipment during 2004, compared to $8.0 million during 2003, and $9.4 million in 2002. Purchases of property and equipment in both 2004 and 2003 were primarily of computer hardware and software to support research and development activities and our information systems. Our capital spending program for 2005 is currently expected to be approximately $16.2 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

        During 2002, we made a cash payment of approximately $0.4 million to acquire selected assets of iKnowledge, Inc. As part of the purchase agreement, we were required to make certain contingent cash payments, depending upon the future revenues of the products acquired from iKnowledge through December 2004. As of December 31, 2004, contingent payments paid to date or owed were immaterial. In connection with the acquisition of The Motion Factory in 2000, we might have been required to make future contingent cash payments limited in the aggregate to $10.0 million, depending upon future revenues and/or gross margin levels through December 2004 of the products including technology we acquired from The Motion Factory. No contingent payments were paid or are owed through December 31, 2004.

        During 2004, 2003 and 2002, we generated cash of approximately $29.4 million, $54.7 million and $12.7 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan. In 2002, we made a prepayment in full satisfaction of a $13.0 million note to Microsoft.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, we have cash obligations of approximately $18.6 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $3.5 million at December 31, 2004 representing losses to be incurred or expected to be incurred on subleases of space or lease vacancies. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital. See Notes I and M to our consolidated financial statements.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS INCLUDING OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth future payments that we are obligated to make, as of December 31, 2004, under existing debt agreements, leases and other arrangements (in thousands):

                                                     Less than                                   After
                                         Total         1 Year     1 - 3 Years   3 - 5 Years     5 Years
                                      ------------  -----------  ------------  ------------  -----------
Capital lease obligations                    $667         $502          $165             -            -
Operating leases                           95,044       20,582        35,850       $27,898      $10,714
Unconditional purchase obligations         25,035       25,035             -             -            -
                                      ------------  -----------  ------------  ------------  -----------
                                         $120,746      $46,119       $36,015       $27,898      $10,714
                                      ============  ===========  ============  ============  ===========

        Other contractual arrangements that may result in cash payments or the issuance of Avid stock or options to purchase Avid stock consist of the following (in thousands):

                                                    Total      Less than 1 Year   1 - 3 Years
                                                -------------  ----------------  -------------
 Transactions with recourse                          $17,199           $17,199              -
 Stand-by letter of credit                             4,300                 -         $4,300
 Contingent consideration for acquisitions            46,763             1,763         45,000
                                                -------------  ----------------  -------------
                                                     $68,262           $18,962        $49,300
                                                =============  ================  =============

        Through a third party, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for any unpaid principal balance in the event of a default on the lease by the end-user. Our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2004, our maximum exposure under this program was $17.2 million.

        We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on our lease the landlord would, as of December 31, 2004, be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain at $2.0 million throughout the remaining lease period, which runs through September 2009. As of December 31, 2004, we were not in default of this lease.

        We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2004, there were no open forward exchange contracts in place.

        As part of the purchase agreements of both M-Audio and Avid Nordic AB, Avid may be required to make additional payments of up to $46.8 million contingent upon the operating results of M-Audio through December 31, 2005 and of Avid Nordic through August 31, 2005. See Note F to our Consolidated Financial Statements in Item 8.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements.

        On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. Public companies must adopt the standard by their first fiscal period beginning after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application (MPA), without restatement of prior interim periods in the year of adoption; MPA with restatement of prior interim periods in the year of adoption; or modified retrospective application. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning in the quarter ending September 30, 2005. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See Note B to our Consolidated Financial Statements for the pro forma impact on net income (loss) and income (loss) per common share as if we had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.

        On October 22, 2004, the President signed the American Jobs Creation
Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, as of December 31, 2004, the Company believes that it has the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

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

Poor global economic conditions could adversely affect demand for our products and the financial condition of our suppliers, distributors and resellers.

        The revenue growth and profitability of our business depends primarily on the overall demand for our products. If global economic conditions worsen, demand for our products may weaken, as could the financial health of our suppliers, distributors and resellers, and our business and results of operations could suffer.

Our performance will depend in part on continued market acceptance of our digital nonlinear editing products.

        We continue to introduce new digital non-linear products based on our Digital Nonlinear Accelerator architecture, including upgrades and enhancements to our Media Composer Adrenaline and NewsCutter Adrenaline systems, as well as Avid Xpress Pro with Avid Mojo and Avid DS Nitris hardware. We will need to continue to focus marketing and sales efforts on educating potential customers and our resellers about the uses and benefits of these products. The future success of certain of these products, such as Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors, that utilize the high definition standard. In addition, there are several other risks involved with offering new products in general, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. At the same time, the introduction and transition to new products could have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The broadcast market is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this market.

        We are continuing to enhance our presence in the digital broadcast market and have augmented our NewsCutter product offering with the Avid Unity for News products, and other server, newsroom, and browser products. The broadcast market is distinguished from our traditional video business in that turnkey, fully integrated, complex solutions (including the configuration of unique workflows), rather than discrete point products, are frequently required by the customer. Success in this market will require, among other things, creating and implementing compelling solutions and developing a strong, loyal customer base.

        In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation, and support resources to ensure their successful and timely fulfillment. As the broadcast market converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short run meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast market than we do, or may be able to leverage their market presence more effectively. If we are unsuccessful in expanding our share of this digital broadcast market or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

A portion of our revenue is dependent on sales of large, complex solutions.

        We expect sales of large, complex solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate if:

        o sales to one or more of our customers are delayed or are not completed within a given quarter;
        o the contract terms preclude us from recognizing revenue during that quarter;
        o news stations' migrations to networked digital infrastructure slows down;
        o we are unable to complete complex customer installations on schedule;
        o our customers reduce their capital investments in our products in response to slowing economic growth; and
        o any of our large customers terminate their relationship with us or significantly reduce the amount of business they do with us.

When we acquire other companies or businesses, we become subject to potential events or circumstances that could hurt our business.

        We periodically acquire other companies or businesses. For example, in January 2004, we acquired NXN Software GmbH, a company that manufactures asset and production management systems specifically targeted for the entertainment and computer graphics industries, and in August 2004, we acquired Midiman, Inc. (d/b/a M-Audio), a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals. The risks associated with such acquisitions include, among others:

        o the difficulty of assimilating the operations, policies and personnel of the target companies;
        o the failure to realize anticipated returns on investment, cost savings and synergies;
        o   the diversion of management's time and attention;
        o the dilution existing stockholders may experience if we issue shares of our common stock or other rights to purchase our common stock as consideration in the acquisition;
        o   the potential loss of key employees of the target company;
        o the difficulty in complying with a variety of foreign laws and regulations;
        o   the impairment of relationships with customers or suppliers;
        o   the risks associated with contingent payments and earnouts;
        o the possibility of incurring debt and amortization expenses related to goodwill and other intangible assets; and
        o unidentified issues not discovered in our due diligence process, which may include product quality issues and legal contingencies.

        Such acquisitions often involve significant transaction-related costs and could cause disruption to normal operations. In the future, we may also make debt or equity investments. If so, we may fail to realize anticipated returns on such investments. If we are unable to overcome or mitigate these risks, they could undermine our business and lower our operating results.

The markets for our products are competitive, and we expect competition to intensify in the future.

        The digital video and, audio markets are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Delays or difficulties in product development and introduction may also harm our business. In addition to price, our products must also compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training. If we are unable to compete effectively in our target markets, our business and results of operations could suffer.

        New product announcements by our competitors and by us also could have the effect of reducing customer demand for our existing products. New product introductions require us to devote time and resources to training our sales channels in product features and target customers, with the temporary result that the sales channels may have less time to devote to selling our products. In addition, our introduction of new products and expansion into new markets can put us into competition with companies with whom we formerly collaborated. To the extent such companies discontinue their alliances with Avid, it could have a negative impact on our business.

Our products are complex, and may contain errors or defects resulting from such complexity.

        As we continue to enhance and expand our product offerings, our products have grown increasingly complex and, despite extensive testing and quality control, may contain errors or defects. Such errors or defects could cause us to issue corrective releases and could result in loss of revenues, delay of revenue recognition, increased product returns, lack of market acceptance, and damage to our reputation.

We have a significant share of the audio market, and therefore our growth in this market will depend in part on our ability to successfully introduce new products.

        Products from our Digidesign division have captured a significant portion of the audio market, due in large part to a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. This can be a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent the introduction of new or enhanced products, or the integration of acquired products, which, in turn, could harm our business.

A component of M-Audio's business strategy is to expand into the highly competitive consumer market channel, a sales channel in which we have limited experience.

        Historically, a significant portion of our audio revenues has been derived from sales to professional musicians and studios. M-Audio is currently expanding its sales channel to include sales through the broader consumer market channel. Members of M-Audio's senior staff have experience in this market, but our overall experience addressing the consumer market channel is limited, and the process of developing a channel for non-specialty stores and establishing our products in these stores will be difficult. While we are not anticipating that a material portion of our revenues will come through this channel in the near term, there are costs related to pursuing the consumer market channel which are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results. Also, to the extent we increase sales of our audio products through the consumer market channel, we expect to experience greater seasonality in sales of such products. Typically, sales of consumer electronics and software increase in the second half of the year, reaching their peak during the year-end holiday season.

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

We rely on third party software for some of our products and if we are unable to use or integrate such software, our product and service development may be delayed.

        We rely on certain software that we license from third parties, including software that is bundled with our products and sold to end users and software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would likely harm our business.

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

The revenue and gross profit from our products depend on many factors, including:

        o   mix of products sold;
        o cost and proportion of third-party hardware and software included in such products;
        o   product distribution channels;
        o   acceptance of our new product introductions;
        o   product offers and platform upgrades;
        o   price discounts and sales promotion programs;
        o   volume of sales of aftermarket hardware products;
        o costs of swapping or fixing products released to the market with defects;
        o provisions for inventory obsolescence; o competitive pressure on product prices;
        o costs incurred in connection with "solution" sales, which typically have longer selling and implementation cycles; and
        o   timing of delivery of "solutions" to customers.

Changes in any of these factors could affect our operating results.

Our international operations expose us to significant exchange fluctuations, regulatory, intellectual property and other risks which could harm our operating results.

        We generally derive approximately half of our revenues from customers outside of the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss), and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. The success of our hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience currency gains or losses.

        Other risks inherent in our international operations include changes in regulatory practices, environmental laws, tax laws, trade restrictions and tariffs, longer collection cycles for accounts receivable, and greater difficulty in protecting intellectual property.

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

        We sell many of our video products and services, and substantially all of our audio products and services, indirectly through resellers and distributors. In our audio segment, a few distributors account for a significant portion of the revenue from sales of our audio products. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our video segment products typically purchase Avid software and Avid-specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to the final end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

        Most of the resellers and distributors of our video products are not granted rights to return products after purchase, and actual product returns from such resellers and distributors have been insignificant to date. However, our revenue from sales of audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our audio segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

Changes in accounting rules could adversely affect our future operating results.

        Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. A change from current accounting regulations, including accounting for stock-based compensation, will have a significant effect on our reported financial results.

Our future growth could be harmed if we lose the services of certain employees.

        Our success depends upon the services of a talented and dedicated workforce, including members of our executive team and those in more technical positions. The loss of the services of one or more key employees could harm our business. Our success also depends upon our ability to attract and retain highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. In the past, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Newly issued accounting regulations which will require us to expense stock options will impair our ability to provide these incentives without incurring compensation costs. If we are unable to compete successfully for talented employees, our business could suffer.

If we fail to manage our growth effectively, our business could be harmed.

        Our success depends on our ability to effectively manage the growth of our operations. As a result of our acquisitions and increasing demand for our products and services, the scope of our operations has grown both domestically and internationally. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances. These challenges include implementing effective operational systems, procedures and controls, as well as training new personnel. Inability to successfully respond to these challenges could have a material adverse effect on the growth of our business.

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

        Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions, as well as required hardware components and security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. In addition, the laws of certain countries do not protect our proprietary technology to the same extent as do the laws of the United States. From time to time unauthorized parties have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and we are unable to measure the extent to which piracy of our software exists. We expect software piracy to be a persistent problem.

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

        We also may be liable to some of our customers for damages that they incur in connection with intellectual property claims. Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our agreements with customers, we may not always be successful. If we are required to pay damages to our customers, or indemnify our customers for damages they incur, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us.

Our association with industry organizations could subject us to litigation.

        We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the group's activities. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance (BSA). From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or violation of other local law. To date, none of these lawsuits or counterclaims have had an adverse effect on our results of operations, but should we become involved in material litigation, our cash flows or financial position could be adversely effected.

Compliance with rules and regulations concerning corporate governance has caused our operating expenses to increase and has put additional demands on our management.

        The Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission and the NASDAQ stock market increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. These laws, rules and regulations also may divert management's attention from business operations, increase the cost of obtaining director and officer liability insurance and make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

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

        The market price of our common stock has experienced volatility in the past and could continue to fluctuate substantially in the future based upon a number of factors, most of which are beyond our control. These factors include:

        o   changes in our quarterly operating results;
        o shortfalls in revenues or earnings compared to securities analysts' expectations;
        o   changes in analysts' recommendations or projections;
        o   fluctuations in investors' perceptions of us or our competitors;
        o   shifts in the markets for our products;
        o   development and marketing of products by our competitors;
        o changes in our relationships with suppliers, distributors, resellers, system integrators, or customers;
        o   a shift in financial markets; and
        o   global macroeconomic conditions.

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

Foreign Currency Exchange Risk

        We generally derive nearly half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. There are two objectives of our foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies, and contract rates versus financial statement rates. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

        At December 31, 2004, there were no forward-exchange contracts outstanding. For the year ended December 31, 2004, net losses of $4.7 million resulting from forward-exchange contracts were recorded, which offset net transaction and remeasurement gains of $3.0 million on the related assets and liabilities. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At December 31, 2004, we held $155.4 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities, commercial paper and U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2004

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management's Report on Internal Control Over Financial Reporting..........   37

Report of Independent Registered Public Accounting Firm...................   38

Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002........................................   40

Consolidated Balance Sheets as of December 31, 2004 and 2003..............   41

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2004, 2003 and 2002..................................   42

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002........................................   43

Notes to Consolidated Financial Statements................................   44


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):


Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002 F-1


Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

        Management's Report on Internal Control Over Financial Reporting



        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management's assessment of internal control over financial reporting excluded Midiman, Inc. (doing business as M-Audio) and its subsidiaries because M-Audio was acquired by the Company in a purchase business combination during 2004. M-Audio and its subsidiaries represented 33% and 4% of the Company's total assets and total revenues, respectively as of and for the year ended December 31, 2004. Excluding identifiable intangible assets and goodwill recorded in the business combination, M-Audio and its subsidiaries represented 5% of the Company's total assets as of December 31, 2004.

        Based on our assessment, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on the criteria set forth by the COSO.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 38 of this Annual Report on Form 10-K.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Avid Technology, Inc.:

We have completed an integrated audit of Avid Technology, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in "Management's Report on Internal Control Over Financial Reporting," management has excluded M-Audio, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because the entity was acquired by the Company in a purchase business combination during 2004. We have also excluded M-Audio, Inc. and its subsidiaries from our audit of internal control over financial reporting. M-Audio, Inc. and its subsidiaries are wholly-owned subsidiaries whose total assets and total revenues represent 33% and 4%, respectively, of the related consolidated financial statement amounts of Avid Technology, Inc. as of and for the year ended December 31, 2004.


PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2005

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                        For the Year Ended December 31,
                                                      ------------------------------------
                                                         2004          2003        2002
                                                      ----------    ----------  ----------
Net revenues:
 Product                                               $528,463      $425,403    $381,851
 Services                                                61,142        46,509      36,868
                                                      ----------    ----------  ----------
  Total net revenues                                    589,605       471,912     418,719
                                                      ----------    ----------  ----------

Cost of revenues:
 Product                                                220,246       183,304     185,293
 Services                                                34,842        26,069      21,943
 Amortization of intangible assets                          408             -           -
                                                      ----------    ----------  ----------
  Total cost of revenues                                255,496       209,373     207,236
                                                      ----------    ----------  ----------
  Gross profit                                          334,109       262,539     211,483
                                                      ----------    ----------  ----------

Operating expenses:
 Research and development                                94,940        85,552      82,346
 Marketing and selling                                  135,811       109,704     100,761
 General and administrative                              29,780        23,208      19,819
 Restructuring and other costs, net                           -         3,194       2,923
 Amortization of intangible assets                        3,641         1,316       1,153
 Impairment of intangible assets                          1,187             -           -
                                                      ----------    ----------  ----------
  Total operating expenses                              265,359       222,974     207,002
                                                      ----------    ----------  ----------

Operating income                                         68,750        39,565       4,481

Interest income                                           2,501         2,011       1,163
Interest expense                                           (342)         (318)       (203)
Other income (expense), net                                (820)          181        (742)
                                                      ----------    ----------  ----------
Income before income taxes                               70,089        41,439       4,699

Provision for (benefit from) income taxes                (1,612)          550       1,700
                                                      ----------    ----------  ----------

Net income                                              $71,701       $40,889      $2,999
                                                      ==========    ==========  ==========

Net income per common share - basic                       $2.21         $1.40       $0.11

Net income per common share - diluted                     $2.05         $1.25       $0.11

Weighted average common shares outstanding - basic       32,485        29,192      26,306

Weighted average common shares outstanding - diluted     35,003        32,653      26,860

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                     December 31,
                                                          -----------------------------------
                                                               2004               2003
                                                          ---------------     ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $79,058             $77,124
 Marketable securities                                            76,361             119,185
 Accounts receivable, net of allowances of $9,334 and
  $9,161 at December 31, 2004 and 2003, respectively              97,536              69,230
 Inventories                                                      53,946              38,292
 Deferred tax assets, net                                            653               1,032
 Prepaid expenses                                                  7,550               5,117
 Other current assets                                             11,204               7,032
                                                          ---------------     ---------------
  Total current assets                                           326,308             317,012

 Property and equipment, net                                      29,092              23,223
 Intangible assets, net                                           46,884               1,815
 Goodwill                                                        165,803               3,335
 Long-term deferred tax assets, net                                4,184                   -
 Other assets                                                      3,963               2,734
                                                          ---------------     ---------------
  Total assets                                                  $576,234            $348,119
                                                          ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $26,517             $15,755
 Accrued compensation and benefits                                30,468              23,753
 Accrued expenses and other current liabilities                   34,902              27,452
 Income taxes payable                                              9,357               8,504
 Deferred revenues                                                48,680              44,943
                                                          ---------------     ---------------
  Total current liabilities                                      149,924             120,407

Long-term debt and other liabilities                               1,689                 607
                                                          ---------------     ---------------
  Total liabilities                                              151,613             121,014
                                                          ---------------     ---------------

Commitments and contingencies (Notes F, H and I)

Stockholders' equity:
 Preferred stock, $0.01 par value, 1,000 shares
   authorized;  no shares issued or outstanding                        -                   -
 Common stock, $0.01 par value, 50,000 shares authorized;
   34,837 and 31,063 shares issued and outstanding
   at December 31, 2004 and 2003, respectively                       348                 311
 Additional paid-in capital                                      546,849             419,981
 Accumulated deficit                                            (122,775)           (194,476)
 Deferred compensation                                            (4,392)                (30)
 Accumulated other comprehensive income                            4,591               1,319
                                                          ---------------     ---------------
  Total stockholders' equity                                     424,621             227,105
                                                          ---------------     ---------------
  Total liabilities and stockholders' equity                    $576,234            $348,119
                                                          ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                                                Accumulated
                                                                                                                  Other      Total
                                         Shares of                Additional                                     Compre-     Stock-
                                        Common Stock      Common   Paid-in   Accumulated  Treasury   Deferred    hensive    holders'
                                     Issued  In Treasury   Stock   Capital     Deficit     Stock   Compensation Income(Loss) Equity
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2001         26,591     (506)     $266   $357,446   ($235,926)   ($8,035)    ($1,294)   ($7,699)  $104,758

Stock issued pursuant to employee
  stock plans                            677      510         7      7,085      (2,438)     8,035                            12,689
Restricted stock grants canceled
  and compensation expense                         (4)                 (50)                             1,078                 1,028
Comprehensive income:
  Net income                                                                     2,999                                        2,999
   Net change in unrealized gain
    (loss)on marketable securities                                                                                   (20)       (20)
   Translation adjustment                                                                                          2,110      2,110
                                                                                                                             -------
  Other comprehensive income                                                                                                  2,090
                                                                                                                             -------
Comprehensive income                                                                                                          5,089
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2002         27,268        -       273    364,481    (235,365)        -         (216)    (5,609)   123,564

Stock issued pursuant to employee
  stock plans                          3,802                 38     54,680                                                   54,718
Restricted stock grants canceled
  and compensation expense                (7)                           (5)                               186                   181
Tax benefits on stock options                                          825                                                      825
Comprehensive income:
  Net income                                                                    40,889                                       40,889
  Net change in unrealized gain
    (loss) on marketable securities                                                                                   44         44
   Translation adjustment                                                                                          6,884      6,884
                                                                                                                             -------
  Other comprehensive income                                                                                                  6,928
                                                                                                                             -------
Comprehensive income                                                                                                         47,817
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2003         31,063        -       311    419,981    (194,476)        -          (30)     1,319    227,105

Stock issued pursuant to employee
  stock plans                          1,780                 17     29,359                                                   29,376
Issuance of common stock in
  connection with acquisition          1,974                 20     96,459                             (5,500)               90,979
Issuance of restricted stock              20                         1,134                             (1,134)                    -
Amortization of and reversal of
  deferred compensation                                               (824)                             2,272                 1.448
Tax benefits on stock options                                          740                                                      740
Comprehensive income:
  Net income                                                                    71,701                                       71,701
  Net change in unrealized gain
    (loss) on marketable securities                                                                                 (197)      (197)
   Translation adjustment                                                                                          3,469      3,469
                                                                                                                             -------
  Other comprehensive income                                                                                                  3,272
                                                                                                                             -------
Comprehensive income                                                                                                         74,973
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2004         34,837        -      $348   $546,849   ($122,775)        -      ($4,392)    $4,591   $424,621
                                    ================================================================================================

     The accompanying notes are an integral part of the consolidated financial statements

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                            For the Year Ended December 31,
                                                                                        --------------------------------------
                                                                                           2004         2003          2002
                                                                                        -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                $71,701       $40,889       $2,999
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             16,292        12,391       12,974
  Impairment of intangible assets                                                            1,187             -            -
  Provision for (recovery of) doubtful accounts and recourse obligations                      (201)          624        1,073
  Compensation expense from stock grants and options                                         1,448           181        1,028
  Changes in deferred tax assets and liabilities, net of effects of acquisitions            (1,286)         (280)         104
  Tax benefit of stock option exercises                                                        740           603            -
  Equity in income of non-consolidated company                                                (221)         (192)        (199)
  Gain on sale of business                                                                       -             -         (327)
  Write-down of investment in non-consolidated company                                           -             -        1,000
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                     (15,450)         (668)      13,370
   Inventories                                                                                 620          (209)     (16,170)
   Prepaid expenses and other current assets                                                (4,804)         (358)         346
   Accounts payable                                                                          3,300        (8,574)       4,969
   Income taxes payable                                                                        141          (207)      (1,936)
   Accrued expenses, compensation and benefits                                               8,634         5,016         (232)
   Deferred revenues                                                                          (732)        9,429        6,399
------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  81,369        58,645       25,398
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                       (15,177)       (7,951)      (9,356)
 Payments for other long-term assets                                                          (656)         (300)        (196)
 Dividend from non-consolidated company                                                          -           196           59
 Proceeds from sale of business                                                                  -             -          327
 Payments for business acquisitions, net of cash acquired                                 (135,515)       (2,282)        (425)
 Purchases of marketable securities                                                        (61,407)     (121,038)     (58,900)
 Proceeds from sales and maturities of marketable securities                               105,644        57,461       34,027
------------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                    (107,111)      (73,914)     (34,464)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                                        (610)         (619)           -
 Payments on debt                                                                           (1,203)            -            -
 Payments on note issued in connection with acquisition                                          -             -      (13,020)
 Proceeds from issuance of common stock under employee stock plans                          29,376        54,718       12,689
------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        27,563        54,099         (331)
------------------------------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                                  113         1,545          533
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         1,934        40,375       (8,864)
Cash and cash equivalents at beginning of year                                              77,124        36,749       45,613
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $79,058       $77,124      $36,749
==============================================================================================================================

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

In connection with preparation of the accompanying financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $25.5 million and $25.4 million of auction rate securities at December 31, 2003, and 2002, respectively, and to include such amounts as marketable securities. In addition the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $0.1 million and $25.4 million in 2003 and 2002, respectively. This change in classification does not affect previously reported cash flows from operations or from financing activities.

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

The Irish manufacturing branch and the U.S parent company, both of whose functional currency is the U.S. dollar, carry monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable, and intercompany operating balances denominated in euros, pounds sterling, Japanese yen, Canadian dollars, Australian dollars, Swedish Krona, Danish Kroner, Norwegian Krone and Korean Won. These assets and liabilities are remeasured into the U.S dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations. For the year ended December 31, 2004, net losses of $4.7 million resulting from forward-exchange contracts were recorded, which offset net transaction and remeasurement gains of $3.0 million on the related assets and liabilities.

The U.S. parent company and various other wholly owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies, which are remeasured into the US dollar at the current exchange rate in effect at the balance sheet date. Any gains and losses relating to these loans are included in the cumulative translation adjustment account in the balance sheet.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of government and government agency obligations. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of U.S. and Canadian government and government agency obligations, corporate obligations, municipal obligation, and asset-backed securities (see Note C). The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different regions. No individual customer comprised more than 10% of our net accounts receivable as of December 31, 2004 or 2003. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Property and equipment held under capital leases is stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and is amortized on a straight-line basis over the shorter of the life of the related asset or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in other income (expense) in the results of operations. A significant portion of the property and equipment is subject to rapid technological obsolescence; as a result, the depreciation and amortization periods could ultimately be shortened to reflect changes in future technology.

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consists primarily of customer relationships and completed technology, result from the Company's acquisitions of the following companies or their assets: M-Audio, NXN Software, Avid Nordic AB, The Motion Factory, iNews, iKnowledge, Rocket Network, Inc., and Bomb Factory Digital, Inc. (see Note F), which were accounted for under the purchase method. Acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of two to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, which is estimated on a total-Company basis by reference to the quoted market price of the Company's stock and then allocated among reporting units based on the discounted expected future cash flows of the reporting unit, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Long-Lived Assets

The Company periodically evaluates its long-lived assets, other than goodwill, for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment when the undiscounted expected future cash flows derived from that asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset, based on a discounted cash flow analysis, and its carrying value.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from sales of products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable, and all other revenue recognition criteria of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", are met. Within the Video segment and a portion of the Audio segment, the Company follows the guidance of SOP 97-2 for revenue recognition on most of its products and services since they are software-related. However, for certain offerings in the Company's Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenue based on satisfying the criteria in SAB No. 104.

In connection with many of the Company's product sale transactions, customers typically purchase a one-year maintenance and support agreement. The Company recognizes revenue from maintenance contracts on a ratable basis over their term. The Company recognizes revenue from training, installation or other services as the services are performed.


The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists, including arrangements that include both products and maintenance contracts. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value is based on the renewal price of the undelivered element that is granted as a contractual right to the customer. The Company's current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for such services used for revenue recognition purposes to ensure that it reflects the Company's recent pricing experience.


In most cases the Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, a growing number of transactions, those typically involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, may require that we perform an installation effort that we deem to be non-routine and complex. In these situations, the Company does not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, the Company defers the fair value of the specified upgrade, product or enhancement and recognize that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

A significant portion of the Company's revenue is derived from indirect sales channels, including authorized resellers and distributors. Most of the Company's resellers and distributors of Video and Film Editing and Effects products are not granted rights to return products after purchase, and actual product returns from them have been insignificant to date. However, the Company's revenue from sales of Audio products is generally derived from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are provided, as a reduction of revenues, upon shipment of the related products to such distributors and resellers, based upon the Company's historical experience. To date, actual returns have not differed materially from management's estimates.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as reductions to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products), consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company's products.

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if the Company is reasonably assured that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based upon our credit review process, revenue is recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions, and the Company's involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30, but can be up to 90, days after the invoice date, the Company evaluates whether there is sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

The Company maintains allowances for estimated bad debt losses resulting from the inability of its customers to make required payments for products or services. When evaluating the adequacy of the allowances, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of certain customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

The Company records as revenue all amounts billed to customers for shipping and handling cost and records its actual shipping costs as a component of cost of revenues. The Company records reimbursements received from customers for out-of-pocket expenses as revenue, with related costs recorded as cost of revenues.

With respect to sales of "solutions", the Company is able to invoice the customer under a billing plan in advance of providing products and services or maintenance and support. In these instances, the Company records invoiced amounts and cash payments received prior to revenue recognition as deferred revenue.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as selling and marketing expenses. Advertising expenses during 2004, 2003 and 2002 were $8.1 million, $6.0 million and $6.9 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain resellers in the Video and Film Editing and Effects segment. Under this program, participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid. Consideration given to these resellers is included in selling and marketing expense in accordance with EITF 01-09, as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company's products, and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management's estimates.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $0.8 million, $0.1 million and $0.1 million at December 31, 2004, 2003 and 2002, respectively.

Income taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company accounts for investment tax credits as a reduction of income taxes of the year in which the credit arises.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of diluted net loss per common share. For periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net income per common share (see Note P).

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2004 and 2003 is comprised of cumulative translation adjustments of $4.8 million and $1.3 million, respectively, and net unrealized gains (losses) on debt securities of ($0.2) million and $13,000, respectively.

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note K. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation as associated with unvested options issued at below fair market value as well as unvested restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards. See Note K for additional disclosure.

                                                          For the Year Ended December 31,
                                                      -----------------------------------------
                                                         2004            2003          2002
                                                      ------------    -----------    ----------

     Net income, as reported                              $71,701        $40,889        $2,999

     Add: Stock-based employee compensation expense
     included in reported net income, net of related
     tax effect                                             1,448            181         1,028

     Deduct: Total stock-based employee compensation
     expense determined under fair value-based
     method for all awards, net of related tax effect     (15,881)       (11,876)      (12,209)
                                                      ------------    -----------    ----------
     Pro forma net income (loss)                          $57,268        $29,194       ($8,182)
                                                      ============    ===========    ==========

     Income (loss) per common share:
       Basic-as reported                                    $2.21          $1.40         $0.11
                                                      ============    ===========    ==========

       Basic-pro forma                                      $1.76          $1.00        ($0.31)
                                                      ============    ===========    ==========

       Diluted-as reported                                  $2.05          $1.25         $0.11
                                                      ============    ===========    ==========

       Diluted-pro forma                                    $1.65          $0.89        ($0.31)
                                                      ============    ===========    ==========

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. Public companies must adopt the standard by their first fiscal period beginning after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application
(MPA), without restatement of prior interim periods in the year of adoption; MPA with restatement of prior interim periods in the year of adoption; or modified retrospective application. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning in the quarter ending September 30, 2005. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See the above paragraph,

Accounting for Stock-Based Compensation, for the pro forma impact on net income
(loss) and income (loss) per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, as of December 31, 2004, the Company believes that it has the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

C.      MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                Gross
                                                              Unrealized        Fair
                                                 Cost       Gains (Losses)      Value
                                             ------------  ----------------   ----------
                   2004
                   ----
Government and government agency obligations     $22,964               ($2)     $22,962
Corporate obligations                             31,906              (146)      31,760
Municipal obligations                             16,403               (14)      16,389
Asset-backed Securities                            5,272               (22)       5,250
                                             ------------  ----------------   ----------
                                                 $76,545             ($184)     $76,361
                                             ============  ================   ==========

                   2003
                   ----
Government and government agency obligations     $25,999                $9      $26,008
Corporate obligations                             46,606               (30)      46,576
Municipal obligations                             28,500                 6       28,506
Asset-backed Securities                           18,067                28       18,095
                                             ------------  ----------------   ----------
                                                $119,172               $13     $119,185
                                             ============  ================   ==========

With the exception of auction rate securities, all federal, state and municipal obligations held at December 31, 2004 and 2003 mature within one year. As of December 31, 2004 and 2003, municipal obligations include auction rate securities of $12.0 million and $25.5 million, respectively. The Company's investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 28 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate investments in auction rate securities. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were immaterial for the years ended December 31, 2004, 2003 and 2002.

D.     INVENTORIES

Inventories consist of the following (in thousands):

                                            December 31,
                                   -------------------------------
                                      2004                2003
                                   -----------          ----------
           Raw materials              $14,925             $12,086
           Work in process              3,622               1,475
           Finished goods              35,399              24,731
                                   -----------          ----------
                                      $53,946             $38,292
                                   ===========          ==========

As of December 31, 2004 and 2003, the finished goods inventory included deferred costs of $9.0 million and $14.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

E.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                     December 31,
                                               Depreciable    -------------------------
                                                 Life           2004            2003
                                              ------------    ---------       ---------
   Computer and video equipment and software  2 to 5 years     $92,862         $82,813
   Office equipment                           3 years            6,872           7,004
   Furniture and fixtures                     3 years            7,101           6,458
   Leasehold improvements                     3 to 10 Years     20,865          19,470
                                                              ---------       ---------
                                                               127,700         115,745
   Less accumulated depreciation and amortization               98,608          92,522
                                                              ---------       ---------
                                                               $29,092         $23,223
                                                              =========       =========

Depreciation and amortization expense related to property and equipment was $12.0 million, $10.9 million and $11.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company wrote off fully depreciated assets with gross values of $6.2 million, $2.1 million and $42.4 million in 2004, 2003 and 2002, respectively.

Included in Computer and video equipment and software is equipment purchased under capital leases (see Note H) of approximately $1.9 million at December 31, 2004 and 2003, with accumulated amortization of $1.3 million and $0.7 million as of December 31, 2004 and 2003, respectively.

F.     ACQUISITIONS

M-Audio

In August 2004, Avid completed the acquisition of M-Audio, a leading provider of digital audio and MIDI (Music Industry Digital Interface) solutions for electronic musicians and audio professionals. Avid paid cash of $79.6 million, net of cash acquired, of which $0.5 million will be paid out over a two year period, and issued stock and options with a fair value of $96.5 million. The market price of $42.72 used to value the Avid shares was based on the five-day average closing price of the stock during the period beginning two days before and ending two days after the date that the terms of the acquisition were agreed to and announced publicly. The weighted average fair value of $35.14 used to value the options was calculated using the same five-day average, less the weighted average exercise price of the options. Avid also incurred $3.3 million of transaction costs. The Company has integrated M-Audio into its Audio segment and will market its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. The goodwill of $122.0 million resulting from the purchase price allocation reflects the value of the underlying enterprise as well as synergies that Avid expects to realize, including incremental sales of Digidesign products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable                                        $7,288
Inventories                                                13,420
Other current assets                                          903
Equipment and other long-term assets                        1,520
Identifiable intangible assets:
  Customer relationships                                   28,000
  Trade name                                                4,700
  Non-compete covenant                                      1,200
  Completed technology                                      4,500
Goodwill                                                  122,022
                                                         ---------
Total assets acquired                                     183,553

Accounts payable                                           (4,626)
Other current liabilities                                  (5,066)
Deferred compensation related to stock options issued       5,500
                                                         ---------
Net assets acquired                                      $179,361
                                                         =========

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million, contingent upon the operating results of M-Audio through December 31, 2005. These payments, if required, will be made through the issuance of additional Avid shares or options based on the ten-day average closing price of the stock ending two days prior to the date the earn-out shares are distributed. Any additional Avid shares issued to the former shareholders of M-Audio will be recorded as additional purchase price allocated to goodwill. Any additional Avid options issued to former option holders of M-Audio will be recorded as stock-based compensation expense because future service is required for it to be earned.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. Amortization expense totaled $1.8 million for the year ended December 31, 2004 and accumulated amortization of these intangible assets was $1.8 million at December 31, 2004. The $122.0 million of goodwill was assigned to the Company's Audio segment and will not be amortized, in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets". This goodwill and the identifiable intangible assets are not deductible for tax purposes.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of Euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The Company previously had no ownership interest in Avid Nordic AB. The acquisition allows Avid to directly serve customers in this region. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the transaction (in thousands):

 Accounts receivable                                    $3,702
 Inventories                                             2,516
 Other current assets                                      589
 Equipment and other long-term assets                      671
 Identifiable intangible assets                          4,700
 Goodwill                                                1,955
                                                      ---------
 Total assets acquired                                  14,133

 Accounts payable                                       (2,571)
 Note payable                                           (1,203)
 Other current liabilities                              (1,057)
 Long term deferred tax liability                       (1,645)
                                                      ---------
 Net assets acquired                                    $7,657
                                                      =========

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Avid Nordic AB of up to Euro 1.3 million ($1.8 million) contingent upon the operating results of Avid Nordic AB through August 31, 2005. Any such payments will be recorded as additional purchase consideration, allocated to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.3 million for the year ended December 31, 2004 and accumulated amortization of this asset was $0.3 million at December 31, 2004. The goodwill of $2.0 million resulting from the purchase price allocation reflects the value of the assembled workforce and existing infrastructure in the region. This goodwill was assigned to the Video and Film Editing and Effects segment and will not be amortized in accordance with the requirements of SFAS No. 142. This goodwill and the customer relationships intangible asset are not deductible for tax purposes. During the quarter ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB. The note payable represented an overdraft facility with a bank, which was paid in full in December 2004.

NXN Software GmbH

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of Euro 35 million ($43.7 million) net of cash acquired of $0.8 million. The Company also incurred $1.3 million of transaction costs. The acquisition expands Avid's offering in digital asset management by enabling the Company's film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN is reported within Avid's Video and Film Editing and Effects segment. The goodwill resulting from the purchase price allocation reflects the synergies the Company expects to realize by integrating the NXN technology with its other products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets                          $2,049
Equipment and other long-term assets       584
Identifiable intangible assets           7,200
Deferred tax assets, net                 2,480
Goodwill                                38,813
                                      ---------
Total assets acquired                   51,126
Current liabilities assumed             (6,169)
                                      ---------
Net assets acquired                    $44,957
                                      =========

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years, and six years, respectively. The weighted average amortization period is 5.6 years for both completed technology and customer relationships. Amortization expense relating to these intangibles was $1.2 million for the year ended December 31, 2004 and accumulated amortization of these assets was $1.2 million at December 31, 2004. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The impairment of the customer relationships intangible assets was the result of the need to renegotiate contracts with certain customers, which also had an impact on the fair value of the Alienbrain trade name asset. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows reflecting the contract renegotiations and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. This charge is included in the statement of operations caption "Impairment of intangible assets" and was charged to the Video segment. During the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN. This goodwill was assigned to the Video and Film Editing and Effects segment and, in accordance with the requirements of SFAS No. 142, will not be amortized. This goodwill and the identifiable intangible assets are not deductible for tax purposes.

Bomb Factory Digital, Inc.

In December 2003, the Company acquired Bomb Factory Digital, Inc., a manufacturer of real-time audio effects for the Digidesign Pro Tools platform for approximately $3.3 million in cash, of which $2.0 million was paid in 2003 and $1.3 million was accrued at December 31, 2003 as contingent consideration. This amount was paid in 2004. The Company allocated $1.1 million of the purchase price to completed technology and recorded goodwill of $2.2 million. The goodwill has been allocated to the Company's Audio segment. The completed technology is being amortized on a straight-line basis over a three-year period. The Company recorded amortization expense of $0.3 million in 2004 and accumulated amortization of this asset was $0.3 million at December 31, 2004.

Other Acquisitions

The Company also recorded intangible assets associated with acquiring the following businesses: Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; iNews LLC in 2001; and The Motion Factory, Inc. ("TMF") in 2000. In connection with these acquisitions, the Company allocated $4.8 million to identifiable intangible assets, which have been or are being amortized over periods ranging from 3 to 5 years. Included in the operating results for 2004, 2003 and 2002 is amortization of these intangible assets of $0.4 million, $1.3 million and $1.2 million, respectively. In connection with the iNews acquisition, the Company recorded $1.8 million for assembled workforce. As of January 1, 2002, the remaining balance of workforce of $1.1 million was reclassified to goodwill in connection with the Company's adoption of SFAS 142 and is not subject to further periodic amortization.

As part of the TMF purchase agreement, the Company may have been required to make certain contingent cash payments, limited in the aggregate up to an additional $10.0 million, dependent upon future revenues and/or gross margin levels through December 2004 of products including technologies acquired from TMF. No such contingent payments were required. As part of the iKnowledge purchase agreement, the Company was required to make certain contingent cash payments, dependent upon the future revenues of the products acquired from iKnowledge through December 2004. Contingent payments required to be made under this agreement were immaterial.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2004 and 2003 as if the acquisitions of both M-Audio and NXN had occurred at the beginning of 2003. The Company's pro forma results of operations giving effect to the Avid Nordic AB, Bomb Factory Digital and Rocket Network acquisitions as if they had occurred at the beginning of 2003 is not included as it would not differ materially from the reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2003, or of future results.

                                                  Years Ended
                                                  December 31,
                                            ------------------------
                                               2004         2003
                                            ----------   -----------
(In thousands, except per share data)
Net revenues                                 $631,889      $528,963

Net income                                    $70,285       $33,474

Net income per share:
 Basic                                          $2.04         $1.07

 Diluted                                        $1.90         $0.97


Identifiable Intangible Assets

As a result of all of the acquisitions described above, identifiable intangible assets consisted of the following (in thousands) at December 31:

                                            2004                              2003
                               --------------------------------   -----------------------------
                                         Accumulated                       Accumulated
                                Gross    Amortization    Net       Gross   Amortization   Net
                               --------- ------------- --------   ------- ------------- -------
Completed technologies          $12,113      ($3,405)   $8,708    $5,318      ($3,503)  $1,815
Customer relationships           33,800       (1,315)   32,485         -            -        -
Trade name                        5,046         (337)    4,709         -            -        -
Non-compete covenant              1,200         (218)      982         -            -        -
                               --------- ------------- --------   ------- ------------- -------
                                $52,159      ($5,275)  $46,884    $5,318      ($3,503)  $1,815
                               --------- ------------- --------   ------- ------------- -------

The Company expects amortization of these intangible assets to be approximately $7.5 million in 2005, $7.0 million in 2006, $6.2 million in 2007, $5.6 million in 2008, $4.6 million in 2009, and $16.0 million thereafter through 2016 at which point they will be fully amortized.

G.     INCOME TAXES

Income before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):


                                                          2004    2003      2002
                                                       ----------------------------
   Income before income taxes:
     United States                                      $55,811   $27,105   $7,288
     Foreign                                             14,278    14,334   (2,589)
                                                       ----------------------------
     Total income before income taxes                   $70,089   $41,439   $4,699
                                                       ============================

   Provisions for (benefit from) income taxes:
     Current tax expense (benefit):
     Federal                                               $630      $250    ($459)
     State                                                  125       200      200
     Foreign benefit of net operating losses             (1,541)        -        -
     Other Foreign                                          488       381    1,927
                                                       ----------------------------
     Total current tax expense (benefit)                   (298)      831    1,668
                                                       ----------------------------

     Deferred tax expense (benefit):
     Federal                                                  -         -        -
     State                                                    -         -        -
     Foreign benefit of net operating losses             (2,269)        -        -
     Other Foreign                                          955      (281)      32
                                                       ----------------------------
     Total deferred tax expense (benefit)                (1,314)     (281)      32
                                                       ----------------------------
     Total provision for (benefit from)income taxes     ($1,612)     $550   $1,700
                                                       ============================

Net cash payments for (refunds of) income taxes in 2004, 2003 and 2002 were approximately ($1.3 million), $0.2 million and $3.9 million respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $50.8 million at December 31, 2004.

Net deferred tax assets are comprised of the following (in thousands):

                                                             December 31,
                                                      ----------------------------
                                                          2004            2003
                                                      -------------   -------------
    Deferred tax assets:
    Tax credit and net operating loss carryforwards        $86,918         $78,138
    Allowances for bad debts                                   614             752
    Difference in accounting for:
      Revenue                                                6,186           4,651
      Costs and expenses                                    17,793          17,352
      Inventories                                            3,701           3,876
      Acquired intangible assets                            49,355          55,099
    Other                                                       74               -
                                                      -------------   -------------
    Gross deferred tax assets                              164,641         159,868
    Valuation allowance                                   (140,785)       (153,220)
                                                      -------------   -------------
    Deferred tax assets after valuation allowance           23,856           6,648
                                                      -------------   -------------

    Deferred tax liabilities:
    Difference in accounting for:
      Revenue                                                 (414)           (414)
      Costs and expenses                                    (2,673)         (1,103)
      Inventories                                             (340)           (465)
      Acquired intangible assets                           (14,508)              -
    Other                                                   (2,624)         (3,634)
                                                      -------------   -------------
    Gross deferred tax liabilities                         (20,559)         (5,616)
                                                      -------------   -------------
    Net deferred tax assets                                 $3,297          $1,032
                                                      =============   =============

Deferred tax assets reflect the net tax effects of the tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.

For U.S. Federal income tax purposes at December 31, 2004, the Company has tax credit carryforwards of approximately $28.1 million, which will expire between 2005 and 2024, and net operating loss carryforwards of approximately $143.7 million, which will expire between 2018 and 2024. Based on the level of the deferred tax assets as of December 31, 2004, the level of historical U.S. taxable losses after deductions for stock compensation, and the future tax deductions anticipated related to outstanding stock options, management has determined that the uncertainty regarding the realization of these assets warrants a full valuation allowance at December 31, 2004.

The Company's assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2004 was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. If the valuation allowance of $140.8 million as of December 31, 2004 were to be removed in its entirety, an $84.9 million non-cash reduction in income tax expense and a $55.9 million credit to additional paid-in capital would be recorded in the period of removal.

For foreign income tax purposes at December 31, 2004, the Company has net operating loss carryforwards relating to the Irish manufacturing branch of approximately $18.9 million, which can be carried forward indefinitely. In the past, due to the uncertainty regarding the realization of this asset, the Company had established a valuation allowance related to the entire carryforwards amount. Since the Irish operations have generated sufficient profits in recent years and future profitability is anticipated, as of December 31, 2004, the Company believes it is more likely than not that it will realize the benefit related to the $18.9 million net operating loss carryforward; therefore, the Company has removed the $2.1 million valuation allowance against this deferred tax asset. The net deferred tax assets of $3.3 million and $1.0 million at December 31, 2004 and 2003 are related to foreign deferred tax assets deemed realizable in certain jurisdictions.

A reconciliation of the Company's income tax provision (benefit) to the statutory federal tax rate follows:

                                                 2004       2003       2002
                                               ---------  ---------  ---------
Statutory rate                                    35%        35%         35%

Tax credits                                       (3)        (3)        (69)
Foreign operations                                (6)        (8)         65
State taxes, net of federal benefit                2          2          12
                                               ---------  ---------  ---------

Effective tax rate before valuation allowance     28         26          43

Tax provision increase (decrease) in
valuation allowance                              (30)       (25)         (7)
                                               ---------  ---------  ---------

Effective tax rate                                (2)%        1%         36%
                                               =========  =========  =========

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

Capital Leases

During 2002 and 2001, the Company entered into vendor-financed equipment leases at various interest rates (ranging from 5.3% to 8.7%) for certain information system purchases, which were assessed as operating leases for accounting purposes. In 2002, due to changes in certain of the agreements' terms, including consolidation of various lease schedules and an extension of the term, certain of these arrangements were determined to be capital leases for accounting purposes. As of December 31, 2004, future minimum lease payments under capital leases are due as follows (in thousands):

                                           Year
                                         --------
                                             2005           $502
                                             2006            112
                                             2007             53
                                                        ---------
    Total minimum lease payments                             667
    Less amount representing interest                         29
                                                        ---------
    Present value of minimum lease payments                  638
    Less current portion                                     489
                                                        ---------
    Long-term portion of capital lease obligations          $149
                                                        =========

The current portion of these capital lease obligations is recorded in accrued expenses and other current liabilities at December 31, 2004.

I.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2004 are as follows (in thousands):

                                       Year
                                     ---------
                                         2005       $20,582
                                         2006        19,429
                                         2007        16,421
                                         2008        15,348
                                         2009        12,550
                                     Thereafter      10,714
                                                   ---------
                                     Total          $95,044
                                                   =========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $10.2 million as of December 31, 2004. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in our operating lease commitments above are obligations under leases for which we have vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2010, and represent an aggregate obligation of $18.6 million through 2010. The Company has a restructuring accrual of $3.5 million at December 31, 2004 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis. See Note M.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2004, be eligible to draw against this letter of credit to a maximum of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of December 31, 2004, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $16.7 million, $14.2 million and $14.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total rent received from our operating subleases was approximately $3.6 million, $3.2 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Commitments

As of December 31, 2004, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $25.0 million.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including primarily end-users, and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2004 and 2003, Avid's maximum recourse exposure totaled approximately $17.2 million and $14.8 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates. At December 31, 2004, the Company's accrual for estimated losses was $2.2 million.

Contingencies

On March 11, 1996, Avid was named as a defendant in a patent infringement suit filed in the United States District Court for the Western District of Texas by Combined Logic Company, a California partnership located in Beverly Hills, California. On May 16, 1996, upon Avid's motion, the suit was transferred to the United States District Court for the Southern District of New York. The complaint alleged infringement by Avid of U.S. patent number 4,258,385, and sought injunctive relief, treble damages, costs, and attorneys' fees. In its answer to the complaint, Avid asserted that it did not infringe the patent and that the patent was invalid. In August 2004, Avid filed a Motion To Dismiss based on Combined Logic's failure to prosecute. An oral hearing on Avid's Motion was held on November 5, 2004 and the District Court granted the Motion on November 22, 2004. The District Court entered Judgment in favor of Avid on December 10, 2004, dismissing the suit with prejudice. Combined Logic Company filed a Notice Of Appeal to the Court of Appeals for the Second Circuit on January 6, 2005. On February 14, 2005, Avid filed a Motion To Dismiss For Lack of Jurisdiction. On February 15, 2005, Combined Logic, by letter to the Second Circuit, indicated that it did not object to the dismissal of its appeal and did not object to the relief sought in Avid's Motion. Because of the foregoing facts, Avid considers this matter terminated.

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

Avid provides warranty on hardware sold through its Video and Film Editing and Effects segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio business, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on the manufacturer's warranty.

The following table sets forth the activity in the product warranty accrual account for the year ended December 31, 2004 (in thousands):

        Accrual balance at December 31, 2002             $925

        Accruals for product warranties                 2,332
        Cost of warranty claims                        (1,902)
                                                     ---------
        Accrual balance at December 31, 2003            1,355

        Accruals for product warranties                 3,605
        Cost of warranty claims                        (2,699)
                                                     ---------
        Accrual balance at December 31, 2004           $2,261
                                                     =========

J.     CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

Shareholder Rights Plan

In February 1996, the Board of Directors approved a Shareholder Rights Plan. The rights were distributed in March 1996 as a dividend at the rate of one right for each share of common stock outstanding. No value was assigned to these rights. The rights may be exercised to purchase shares of a new series of $0.01 par value, junior participating preferred stock or to purchase a number of shares of the Company's common stock which equals the exercise price of the right, $115, divided by one-half of the then-current market price, upon occurrence of certain events, including the purchase of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. The rights expire on February 28, 2006 and may be redeemed by the Company for $0.01 each at any time prior to the tenth day following a change in control and in certain other circumstances.

Common Stock

In 2004 and 2000, the Company granted 20,000 and 260,000 shares, respectively, of restricted common stock to certain employees under Company stock option and award plans. During 2000, the Company also completed a Stock Option Exchange Program whereby employees could request that certain outstanding stock options be exchanged for shares of restricted common stock according to specified exchange ratios. The Company granted 118,115 shares of restricted common stock in exchange for stock options to purchase 431,836 shares of common stock with exercise prices ranging from $9.44 to $45.25 per share under this program.

The shares under the 2004 awards vest annually in 25% increments over the next four years. The shares under the 2000 awards vested 40% on the first anniversary and 60% on the second anniversary of the awards. The awards under the Stock Option Exchange program vested annually over three years from the date of grant. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company.

The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of approximately $1.1 million and $4.6 million in 2004 and 2000, respectively, with respect to the restricted stock under these programs. The deferred compensation amounts for all restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value, which represents the purchase price paid by the holders, and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2004, 2003 and 2002, $0.1 million, $0.2 million and $1.0 million, respectively, was recorded as compensation expense related to these restricted stock arrangements.

The Company generally allows employees to satisfy any withholding tax obligation under certain award plans by tendering to the Company a portion of the common stock received under the award. During the year ended December 31, 2004, the Company did not receive any shares to satisfy tax withholding obligations. During the years ended December 31, 2003 and 2002, the Company received approximately 6,332 shares and 53,000 shares, respectively, of its common stock for $0.2 million and $0.5 million, respectively, in connection with these non-cash transactions.

Warrant

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000, at a price of $47.65 per share, and expires on August 3, 2008.

K.     STOCK PLANS

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan, as amended through May 25, 2003, authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of December 31, 2004, 353,432 shares remain available for issuance under this plan.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2004, a maximum of 15,219,606 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 1,474,151 shares remain available for future grants. Shares available for future grants at December 31, 2004 include 597,741 shares that can be issued as grants of restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                             2004                   2003                   2002
                                     ----------------------  ----------------------  ----------------------
                                                  Weighted               Weighted                 Weighted
                                                  Average                Average                   Average
                                       Shares       Price      Shares      Price       Shares       Price
                                                  Per Share              Per Share                Per Share
                                     -----------  ---------  -----------  ---------  -----------  ---------
Options outstanding at January 1,     4,233,477    $17.58     6,842,557   $14.46      7,093,183    $14.34

Granted, at fair value                  869,786    $45.31     1,263,413   $25.43      1,289,187    $13.31
Granted, below fair value               345,202     $9.21             -        -              -         -
Exercised                            (1,749,768)   $16.04    (3,614,122)  $14.41     (1,008,860)   $11.19
Canceled                               (114,508)   $19.55      (258,371)  $16.27       (530,953)   $16.47
                                     -----------             -----------             -----------

Options outstanding at December 31,   3,584,189    $24.19     4,233,477   $17.58      6,842,557    $14.46
                                     ===========             ===========             ===========

Options exercisable at December 31,   1,592,944    $18.74     1,943,057   $16.27      4,308,706    $15.18

Options available for future
grant at December 31,                 1,474,151               2,188,769               3,213,214

The below-fair-value options were granted in connection with the purchase of M-Audio (see Note F).

The following table summarizes information about stock options outstanding at December 31, 2004:

                             Options Outstanding                              Options Exercisable
------------------------------------------------------------------------   --------------------------
                                        Weighted
                                         Average           Weighted                       Weighted
      Range of           Number         Remaining          Average           Number       Average
  Exercise Prices      Outstanding   Contractual Life   Exercise Price    Exercisable  Exercise Price
---------------------- ------------  ----------------  ----------------   ------------ --------------
      $0.01 to $9.96      290,600              6.86             $6.65        106,298          $5.35
     $9.98 to $12.80      663,742              6.37            $12.01        459,707         $12.13
    $12.81 to $14.12       75,735              5.24            $13.46         64,489         $13.45
    $14.13 to $20.25      630,240              5.93            $15.11        384,447         $15.65
    $20.50 to $22.01      804,978              7.38            $21.89        310,076         $21.74
    $23.01 to $62.03    1,118,894              8.35            $43.47        267,927         $37.60
                       ------------                                       ------------

     $0.01 to $62.03    3,584,189              7.15            $24.19      1,592,944         $18.74
                       ============                                       ============

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts shown in Note B - "Summary of Significant Accounting Policies," as required under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

                                           Stock Options              Stock Purchase Plan
                                ------------------------------    ----------------------------
                                  2004      2003      2002          2004     2003      2002
                                ------------------------------    ----------------------------
Expected dividend yield              0.0%      0.0%      0.0%         0.0%      0.0%     0.0%
Risk-free interest rate              2.2%      2.0%      3.8%         1.9%      1.1%     3.8%
Expected volatility                   61%       69%       73%          38%       71%      73%
Expected life (in years)             3.40      3.51      3.44         0.25      0.43      0.5
Fair value of options
  granted at fair value            $19.66    $12.30     $6.94        $5.89     $7.97    $3.79
Fair value of options
  granted below fair value         $35.14         -         -            -         -        -

L.     EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company's contribution to the plan is 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $2.4 million, $2.1 million, and $1.5 million in 2004, 2003 and 2002, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of $1.9 million, $1.4 million, and $1.1 million in 2004, 2003 and 2002, respectively.

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.0 million and $0.8 million as of December 31, 2004 and 2003, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

M.     RESTRUCTURING AND OTHER COSTS, NET

The Company's restructuring charges during 2004 consisted of $0.2 million to reflect the decrease in rent to be received from one of the Company's subtenants, offset by a reversal of $0.2 million associated with unutilized space in Tewksbury, Massachusetts.

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The portion of the charge related to Tewksbury ($0.5 million) resulted from a revision of the Company's estimate of the timing and amount of future sublease income associated with that facility for which a charge had previously been included in the 2001 restructuring. The remaining portion of the charge for Daly City and Montreal was a result of the Company's ceasing to use a portion of each facility in December 2002 and hiring real estate brokers to assist in finding subtenants.

In March 2003, the Company implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, the Company recorded a charge of $1.2 million for employee terminations and $0.6 million for unutilized space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. Also during 2003, the Company recorded charges of $1.5 million related to a revision of the company's estimate of the timing and amount of future sublease income associated with the Daly City facility discussed above.

The Company recorded the 2003 and 2002 charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in accrued expenses and other current liabilities, in 2002, 2003 and 2004 (in thousands):

                                        Employee    Facilities
                                        Related       Related       Total
                                      --------------------------------------
Accrual balance at December 31, 2001       $1,471       $3,619       $5,090

Charge for vacated facilities                   -        2,812        2,812
Cash payments made                         (1,201)        (743)      (1,944)
Non-cash disposals                              -       (1,030)      (1,030)
Revisions of estimated liabilities            163          276          439
                                      --------------------------------------
Accrual balance at December 31, 2002          433        4,934        5,367

Restructuring charge                        1,177          641        1,818
Cash payments made                         (1,483)      (1,773)      (3,256)
Non-cash disposals                              -         (412)        (412)
Revisions of estimated liabilities            (77)       1,453        1,376
                                      --------------------------------------
Accrual balance at December 31, 2003           50        4,843        4,893

Restructuring charge                            -          241          241
Cash payments made                              -       (1,359)      (1,359)
Revisions of estimated liabilities            (50)        (191)        (241)
                                      --------------------------------------
Accrual balance at December 31, 2004            -       $3,534       $3,534
                                      ======================================

The majority of the facilities-related accrual at December 31, 2004 represents estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payment on the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination. The 2003 non-cash disposal of $0.4 million related to the write-off of certain leasehold improvements on property included in the 2003 restructuring and abandoned in the first quarter of 2003. The 2002 non-cash disposal of $1.0 million related to the write-off of certain leasehold improvements on property included in the 2001 restructuring and abandoned in the first quarter of 2002.

N.     SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. In SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated the discrete financial information that is regularly reviewed by the chief operating decision-makers and determined that these business units equate to two reportable segments: Video and Film Editing and Effects, and Audio.

The Video and Film Editing and Effects segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and home videos. This segment includes the Media Composer family of products, which accounted for approximately 17%, 16% and 19% of our consolidated net revenues in 2004, 2003 and 2002, respectively. Also within this segment are Storage and Workgroup products that provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology, and enable users to simultaneously share and manage media assets throughout a project or organization. This product family accounted for 18%, 19% and 15% of our consolidated net revenues in 2004, 2003 and 2002, respectively. The Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing, and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 24%, 25% and 27% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies (see Note B). The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of restructuring and other costs, amortization or impairment of intangible assets associated with acquisitions, and stock-based compensation. Common costs not directly attributable to a particular segment are allocated between segments based on management's best estimates.

The following is a summary of the Company's operations by reportable segment (in thousands):

                                         For the Year Ended December 31,
                                     -----------------------------------------
                                        2004           2003           2002
                                     -----------    -----------    -----------
  Video and Film Editing and
  Effects:
            Net revenues               $391,143       $330,859       $282,864
            Depreciation                  9,529          8,419          9,006
            Operating income (loss)      46,153         28,357         (6,804)
            Assets at December 31,      142,105        111,682        107,221
            Capital expenditures         12,477          7,195          6,563
  Audio:
            Net revenues               $198,462       $141,053       $135,855
            Depreciation                  2,502          2,484          2,610
            Operating income             29,251         15,718         15,361
            Assets at December 31,       66,023         34,978         36,948
            Capital expenditures          2,700            756          2,793
  Combined Segments:
            Net revenues               $589,605       $471,912       $418,719
            Depreciation                 12,031         10,903         11,616
            Operating income             75,404         44,075          8,557
            Assets at December 31,      208,128        146,660        144,169
            Capital expenditures         15,177          7,951          9,356

The following table reconciles operating income for reportable segments to total consolidated amounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                                   2004          2003         2002
                                                                -----------   ----------   ----------
 Total operating income for reportable segments                    $75,404      $44,075       $8,557
 Unallocated amounts:
      Restructuring and other costs, net                                 -       (3,194)      (2,923)
      Amortization of acquisition-related intangible assets         (4,049)      (1,316)      (1,153)
      Stock-based compensation                                      (1,418)           -            -
      Impairment of intangible assets                               (1,187)           -            -
                                                                -----------   ----------   ----------
 Consolidated operating income                                     $68,750      $39,565       $4,481
                                                                ===========   ==========   ==========

Certain assets are not included in the assets of the reportable segment because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2004, 2003 and 2002 (in thousands):

                                                           2004        2003       2002
                                                        ----------- ---------- ----------
 Total assets for reportable segments                     $208,128   $146,660   $144,169
 Unallocated amounts:
      Cash, cash equivalents and marketable securities     155,419    196,309     89,034
      Acquisition-related intangible assets                212,687      5,150      2,600
                                                        ----------- ---------- ----------
 Total assets                                             $576,234   $348,119   $235,803
                                                        =========== ========== ==========

The following table summarizes the Company's revenues by country (in thousands). The categorization of revenue is based on the country in which the sales originate:

                            For the Year Ended December 31,
                          -------------------------------------
                             2004         2003         2002
                          -----------   ----------   ----------
   Revenues:
     United States          $287,182     $238,340     $210,599
     Other countries         302,423      233,572      208,120
                          -----------   ----------   ----------
   Total revenues           $589,605     $471,912     $418,719
                          ===========   ==========   ==========

The following table summarizes the Company's long-lived assets, by country (in thousands):

                                            December 31,
                                     ---------------------------
                                        2004            2003
                                     ------------    -----------
       Long-lived assets:
        United States                    $25,025        $20,722
        Other countries                    8,030          5,235
                                     ------------    -----------
      Total long-lived assets            $33,055        $25,957
                                     ============    ===========

O.     FINANCIAL INSTRUMENTS

Forward-Exchange Contracts

As of December 31, 2004, there were no forward-exchange contracts outstanding. At December 31, 2003, the Company had approximately $25.3 million of foreign currency forward-exchange contracts outstanding, denominated in euros, Japanese yen, British pounds, Singapore dollars, Canadian dollars and Australian dollars, as a hedge against the foreign exchange exposure of certain forecasted third-party and intercompany receivables, payables and cash balances.

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

Net realized and unrealized gains (losses) of ($1.7) million, ($0.6) million and $0.5 million resulting from foreign currency transactions, remeasurement, and forward-exchange contracts were included in results of operations for the years ended December 31, 2004, 2003 and 2002, respectively.

P.     NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                          For the Year Ended December 31,
                                                        ----------------------------------
                                                           2004       2003        2002
                                                        ----------- ---------- -----------
Net income                                                 $71,701    $40,889      $2,999
                                                        =========== ========== ===========

Weighted average common shares outstanding - basic          32,485     29,192      26,306
Weighted average potential common stock:
  Options                                                    2,483      3,461         554
  Warrant                                                       35          -           -
                                                        ----------- ---------- -----------
Weighted average common shares outstanding - diluted        35,003     32,653      26,860
                                                        =========== ========== ===========

Net income per common share - basic                          $2.21      $1.40       $0.11
Net income per common share - diluted                        $2.05      $1.25       $0.11

Common stock options, restricted shares and a warrant that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as follows, on a weighted-average basis:

                                       For the Year Ended December 31,
                                     -----------------------------------
                                        2004        2003        2002
                                     ----------- ----------- -----------

   Options                                  137          32       5,170
   Warrant                                    -       1,155       1,155
   Restricted shares                         20           -           -
                                     ----------- ----------- -----------
   Total anti-dilutive securities           157       1,187       6,325
                                     =========== =========== ===========

Q.     SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of NXN Software GmbH, M-Audio, and Avid Nordic AB in 2004, Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003, and iKnowledge in 2002 (in thousands):

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                              2004          2003           2002
                                                          ------------   ------------   ------------
  Fair value of:
    Assets acquired and goodwill                             $249,924         $3,866           $425
    Accrual for contingent payments made in 2004                    -         (1,369)             -
    Payment for contingency                                     1,310              -              -
    Liabilities assumed                                       (22,337)          (215)             -
    Deferred compensation for stock options issued              5,500              -              -
                                                          ------------   ------------   ------------
  Total consideration                                         234,397          2,282            425

    Less: cash acquired                                        (1,875)             -              -
    Less: equity consideration and accrued payments           (97,007)             -              -
                                                          ------------   ------------   ------------
  Net cash paid for acquisitions                             $135,515         $2,282           $425
                                                          ============   ============   ============

During 2004, the Company paid $1.3 million of the contingent payments related to Bomb Factory, after resolution of the contingencies as specified in the purchase agreement.

R.     QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

In thousands, except per share data:

                                                                     Quarters Ended
                                      -------------------------------------------------------------------------
                                                     2004                                 2003
                                       ------------------------------------ ------------------------------------
                                        Dec. 31 Sept. 30  June 30  Mar. 31   Dec. 31  Sept. 30 June 30  Mar. 31
                                       ------------------------------------ ------------------------------------
Net revenues                           $174,971 $147,374 $139,886 $127,374  $127,328 $119,090 $113,317 $112,177
Cost of revenues                         77,145   62,845   60,995   54,103    53,754   52,784   50,608   52,227
Amortization of intangible assets           281      127        -        -         -        -        -        -
                                       ------------------------------------ ------------------------------------
  Gross profit                           97,545   84,402   78,891   73,271    73,574   66,306   62,709   59,950
                                       ------------------------------------ ------------------------------------
Operating expenses:
Research & development                   25,845   23,879   22,924   22,292    21,719   20,706   21,428   21,699
Marketing & selling                      38,712   33,589   33,656   29,854    28,733   27,959   27,748   25,264
General & administrative                 10,024    7,686    6,184    5,886     6,576    5,670    5,617    5,345
Restructuring and other costs, net            -        -        -        -     1,335       76        -    1,783
Amortization of intangible assets         1,665      988      549      439       341      341      341      293
Impairment of intangible assets           1,187        -        -        -         -        -        -        -
                                       ------------------------------------ ------------------------------------
  Total operating expenses               77,433   66,142   63,313   58,471    58,704   54,752   55,134   54,384
                                       ------------------------------------ ------------------------------------
Operating income                         20,112   18,260   15,578   14,800    14,870   11,554    7,575    5,566
Other income (expense), net                 653      651      595     (560)      544      592      507      231
                                       ------------------------------------ ------------------------------------
Income before income taxes               20,765   18,911   16,173   14,240    15,414   12,146    8,082    5,797
Provision (benefit) for income taxes     (1,749)     (63)     700     (500)     (350)     300      300      300
                                       ------------------------------------ ------------------------------------

Net income                              $22,514  $18,974  $15,473  $14,740   $15,764  $11,846   $7,782   $5,497
                                       ==================================== ====================================

Net income per share - basic              $0.66    $0.58    $0.49    $0.47     $0.51    $0.40    $0.27    $0.20
Net income per share - diluted            $0.61    $0.54    $0.45    $0.44     $0.47    $0.35    $0.25    $0.18
Weighted average common
  shares outstanding - basic             34,355   32,737   31,623   31,202    30,764   29,865   28,494   27,604
Weighted average common
  shares outstanding - diluted           36,751   35,033   34,134   33,740    33,864   33,380   31,673   29,860

High common stock price                  $62.57   $54.66   $61.68   $55.42    $59.77   $57.95   $38.15   $24.15
Low common stock price                   $46.48   $40.90   $44.11   $38.43    $44.65   $33.96   $21.86   $16.76


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.    OTHER INFORMATION

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

The remainder of the response to this item is contained under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and in our Proxy Statement for our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" all of which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is contained in the 2005 Proxy Statement under the captions "Election of Directors - Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2005 Proxy Statement under the caption "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Company's 2005 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees and Other Matters" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:
     -  Management's Report on Internal Control Over Financial Reporting
     -  Report of Independent Registered Public Accounting Firm
     -  Consolidated Statements of Operations for the years ended
        December 31, 2004, 2003 and 2002
     -  Consolidated Balance Sheets as of December 31, 2004 and 2003
     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002
     -  Consolidated Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002
     -  Notes to Consolidated Financial Statements

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

(a) 3. LISTING OF EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998).

2.2 Agreement and Plan of Merger By and Among Avid Technology, Inc., Maui Paradise Corporation, Maui LLC and Midiman, Inc. dated August 12, 2004, together with all material exhibits thereto (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15,
        1995).

3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on June 9, 1993).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

3.5 Certificate of Correction to the Certificate of Designations (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

4.1 Specimen Certificate representing our Common Stock (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.2 Rights Agreement, dated as of February 29, 1996, between Avid Technology, Inc. and The First National Bank of Boston, as Rights Agent (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

4.3 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).

10.1 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).

10.2 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).

10.3 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996).

#10.4 1991 Digidesign Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15,
        1995).

#10.5 1993 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

#10.6 1993 Director Stock Option Plan, as amended (incorporated by reference to our Proxy Statement as filed with the Commission on April 27, 1995).

#10.7 1994 Stock Option Plan, as amended (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.8 Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).

#10.9 1997 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 27, 1998).

#10.10 1997 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 14, 1997).

#10.11 Amended and Restated Avid Technology, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

*#10.12 1998 Stock Option Plan.

*#10.13 1998 Avid-Softimage Stock Option Plan.

*#10.14 Amended and Restated 1999 Stock Option Plan.

#10.15 Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

*#10.16 Avid Technology, Inc. 2005 Bonus Plan.

#10.17 Executive Employment Agreement between the Company and David A. Krall, dated as of July 24, 2002. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.18 Executive Employment Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.19 Executive Employment Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.20 Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.21 Executive Employment Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.22 Executive Employment Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.23 Executive Employment Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.24 Change-in-Control Agreement between the Company and David A. Krall, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.25 Change-in-Control Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.26 Change-in-Control Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.27 Change-in-Control Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.28 Change-in-Control Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.29 Change-in-Control Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.30 Change-in-Control Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.31 Executive Employment Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

#10.32 Change-in-Control Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

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

Date: March 15, 2005


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

Date:  March 15, 2005       Date:  March 15, 2005       Date:  March 15, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                           TITLE                    DATE
        ----                           -----                    ----

/s/ David A. Krall                    Director             March 15, 2005
--------------------------
David A. Krall

/s/ George Billings                   Director             March 15, 2005
--------------------------
George Billings

/s/ Elizabeth M. Daley                Director             March 15, 2005
--------------------------
Elizabeth M. Daley

/s/ John Guttag                       Director             March 15, 2005
--------------------------
John Guttag

/s/ Nancy Hawthorne                   Director             March 15, 2005
--------------------------
Nancy Hawthorne

/s/ Pamela F. Lenehan                 Director             March 15, 2005
--------------------------
Pamela F. Lenehan

/s/ William J. Warner                 Director             March 15, 2005
--------------------------
William J. Warner

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2004

                                   ITEM 15(d)

                          FINANCIAL STATEMENT SCHEDULE

                              AVID TECHNOLOGY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                        Additions
                                                 -----------------------
                                   Balance at    Charged to   Charged to                Balance at
                                  beginning of   costs and      other                     end of
         Description                period        expenses     accounts    Deductions     period
--------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
          December 31, 2004           $4,713         $436       $451(g)    ($1,468)(a)     $4,132

          December 31, 2003            6,237           10                   (1,534)(a)      4,713

          December 31, 2002            8,566          534                   (2,863)(a)      6,237

Sales returns and allowances
          December 31, 2004           $4,448                  $7,630(b)    ($6,876)(c)     $5,202

          December 31, 2003            4,377                   6,669(b)     (6,598)(c)      4,448

          December 31, 2002            2,931                   9,481(b)     (8,035)(c)      4,377

Allowance for transactions with recourse
          December 31, 2004           $3,270        ($291)     ($166)(b)     ($614)(d)     $2,199

          December 31, 2003            3,304          614        810 (b)    (1,458)(d)      3,270

          December 31, 2002            3,862          539        471 (b)    (1,568)(d)      3,304

Deferred tax asset valuation allowance
          December 31, 2004         $153,220       $1,005                 ($13,440)(f)   $140,785

          December 31, 2003          126,490       26,730                                 153,220

          December 31, 2002          131,428       (4,738)       (200)(e)                 126,490

(a) Amount represents write-offs, net of recoveries.
(b) Provisions for sales returns, volume rebates and a portion of the provision for transactions with recourse are charged directly against revenue.
(c) Amount represents credits for returns, volume rebates and promotions.
(d) Amount represents defaults, net of recoveries.
(e) Amount represents tax return to accrual adjustments.
(f) Amount represents valuation allowance recorded in purchase accounting related to acquired deferred tax assets.
(g) Amount represents allowance recorded in purchase accounting for accounts receivable acquired in business combinations and foreign exchange gains (losses).

                                Index to Exhibits

Exhibit No.                        Description
--------------------------------------------------------------------------------

2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998).

2.2 Agreement and Plan of Merger By and Among Avid Technology, Inc., Maui Paradise Corporation, Maui LLC and Midiman, Inc. dated August 12, 2004, together with all material exhibits thereto (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15,
        1995).

3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on June 9, 1993).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

3.4 Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

3.5 Certificate of Correction to the Certificate of Designations (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

4.1 Specimen Certificate representing our Common Stock (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.2 Rights Agreement, dated as of February 29, 1996, between Avid Technology, Inc. and The First National Bank of Boston, as Rights Agent (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 8, 1996).

4.3 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).

10.1 Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).

10.2 Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).

10.3 Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996).

#10.4 1991 Digidesign Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15,
        1995).

#10.5 1993 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

#10.6 1993 Director Stock Option Plan, as amended (incorporated by reference to our Proxy Statement as filed with the Commission on April 27, 1995).

#10.7 1994 Stock Option Plan, as amended (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.8 Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).

#10.9 1997 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 27, 1998).

#10.10 1997 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 14, 1997).

#10.11 Amended and Restated Avid Technology, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

*#10.12 1998 Stock Option Plan.

*#10.13 1998 Avid-Softimage Stock Option Plan.

*#10.14 Amended and Restated 1999 Stock Option Plan.

#10.15 Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

*#10.16 Avid Technology, Inc. 2005 Bonus Plan.

#10.17 Executive Employment Agreement between the Company and David A. Krall, dated as of July 24, 2002. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.18 Executive Employment Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.19 Executive Employment Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.20 Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.21 Executive Employment Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.22 Executive Employment Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).


#10.23 Executive Employment Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.24 Change-in-Control Agreement between the Company and David A. Krall, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.25 Change-in-Control Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.26 Change-in-Control Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.27 Change-in-Control Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.28 Change-in-Control Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.29 Change-in-Control Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.30 Change-in-Control Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.31 Executive Employment Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

#10.32 Change-in-Control Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

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