Form 10-K/A
period 2004-12-31
AVID TECHNOLOGY INC
filed 2005-04-29
CIK 896841

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 ON
FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21174

AVID TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2977748 (I.R.S. Employer Identification No.)
Avid Technology Park, One Park West, Tewksbury, MA (Address of principal executive offices)	01876 (Zip Code)
(978) 640-6789 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒    NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,721,782,981.11 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2004.

The number of shares outstanding of the registrant's Common Stock as of April 1, 2005 was 35,140,255.

        This Amendment No. 1 on Form 10-K/A amends and restates Items 10, 11, 12 and 14 and the exhibit index of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 by Avid Technology, Inc. (the "Company" or "Avid") for the year ended December 31, 2004.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Avid's board of directors is divided into three classes (designated Class I, Class II and Class III Directors), with one class being elected each year and members of each class holding office for a three-year term. Avid's board of directors currently consists of seven members, two of whom are Class I Directors (with terms expiring at Avid's 2006 annual meeting), two of whom are Class II Directors (with terms expiring at Avid's 2007 annual meeting), and three of whom are Class III Directors (with terms expiring at Avid's 2005 annual meeting).

        Set forth below regarding each director is his or her name, age as of March 31, 2005, all positions he or she holds with Avid, if any, principal occupation, business experience during at least the past five years, the names of other publicly held corporations for which he or she serves as a director, and the year during which he or she first became a member of Avid's board of directors.

  Class I Directors (Terms to expire at Avid's 2006 annual meeting)

        George H. Billings, 54, became a director in March 2004. Since 1987, Mr. Billings has been the President of Billings & Co., a management consulting firm focused on the wireless communications and related industries. Mr. Billings also served as Chief Operating Officer from March 1998 to June 1998, and as Chief Executive Officer from June 1998 to May 1999 of Silicon Wireless, Ltd., a developer of wireless communication technology. In addition, from May 1992 to May 1997, Mr. Billings served first as the Chief Operating Officer and later as Vice Chairman of Radio Movil Digital Americas, Inc., a wireless dispatch communications company with investments in South America. Previously, Mr. Billings served as General Manager of the Washington-Baltimore Cellular Telephone Company Partnership (d/b/a Cellular One), and as Vice President of Corporate Development of the Communications Satellite Corporation.

        Nancy Hawthorne, 53, became a director in October 1997. Since August 2001, Ms. Hawthorne has served as Chair and Chief Executive Officer of Clerestory, LLC, a financial advisory and investment firm. From 1996 until July 1997, Ms. Hawthorne was Chief Executive Officer and Managing Partner of Hawthorne, Krauss & Associates, LLC, a provider of consulting services to corporate management. From July 1997 until July 2001, Ms. Hawthorne was self-employed, providing a variety of financial strategy consulting services. Previously, Ms. Hawthorne served as Treasurer and the Chief Financial Officer of Continental Cablevision. Ms. Hawthorne also serves as a director of the Metropolitan Series Fund, Inc., a mutual fund established by the Metropolitan Life Insurance Company.

  Class II Directors (Terms to expire at Avid's 2007 annual meeting)

        David A. Krall, 44, has served as a director since October 2000 and has been an employee since 1995. Mr. Krall has served as Avid's President and Chief Executive Officer since April 2000, and served as Avid's President and Chief Operating Officer from October 1999 until April 2000. Previously, Mr. Krall served as Chief Operating Officer of Digidesign, Avid's audio division, from July 1998 to October 1999, and as Vice President of Engineering of Digidesign from June 1996 to July 1998.

        Pamela F. Lenehan, 52, has served as a director since April 2001. Since June 2002, Ms. Lenehan has served as President of Ridge Hill Consulting, LLC, a strategy and financial consulting firm. From September 2001 until June 2002, Ms. Lenehan was self-employed as a private investor. From

March 2000 until September 2001, Ms. Lenehan was Vice President and Chief Financial Officer of Convergent Networks, Inc., a manufacturer of switching equipment. From February 1995 until January 2000, she was Senior Vice President, Corporate Development and Treasurer of Oak Industries, Inc., a manufacturer of telecommunications components. Previously, Ms. Lenehan was a Managing Director of Investment Banking at Credit Suisse First Boston and a Vice President of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is a member of the board of directors of Spartech Corporation, a processor of engineered thermoplastics.

  Class III Directors (Terms to expire at Avid's 2005 annual meeting)

        Elizabeth M. Daley, 62, became a director in February 2005. Ms. Daley has been Dean of the School of Cinema-Television at the University of Southern California since 1991 and Executive Director of the Annenberg Center for Communication at the University of Southern California since 1993.

        John V. Guttag, 56, became a director in October 2002. Dr. Guttag has been a professor at the Massachusetts Institute of Technology since January 1979, and served as Chair of the Department of Electrical Engineering and Computer Science from January 1999 to September 2004. In addition, Dr. Guttag is co-head of the Network and Mobile Systems Group within MIT's Laboratory for Computer Science.

        William J. Warner, 50, the founder of Avid, has served as a director since Avid's inception in September 1987. Mr. Warner was Avid's President and Chief Executive Officer from Avid's inception through May 1991 and September 1991, respectively, and a part-time employee of Avid from September 1991 through February 2004. From January 1992 through June 1996, Mr. Warner was President of Wildfire Communications, Inc., a developer of personal communications products; Mr. Warner also served as Chairman of the Board of Directors of Wildfire from January 1992 through April 2000. Since June 2000, Mr. Warner has served as President of Future Boston, Inc., a non-profit organization. In addition, since September 2001, Mr. Warner has been the President of Warner Research, LLC, a research company focused on online mapping and archiving systems.

Executive Officers

        The response to this Item in connection with executive officers of the Company is contained under the caption "Executive Officers of the Registrant" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Family Relationships

        There are no family relationships among any of the directors and executive officers of Avid.

Audit Committee

        Avid has a separately-designated standing audit committee established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended.

        The current members of Avid's audit committee are Mr. Billings, Ms. Hawthorne and Ms. Lenehan. Avid's board of directors has determined that each of the members of Avid's audit committee is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Avid's directors, executive officers and the holders of more than 10% of Avid common stock to file with the Securities and Exchange Commission initial reports of ownership of Avid common stock and other equity securities on a Form 3 and reports of changes in such ownership on Forms 4 or 5. Officers, directors and 10% Avid stockholders are required by Securities and Exchange Commission regulations to furnish Avid with copies of all Section 16(a) forms that they file. To Avid's knowledge, based solely on a review of copies of reports filed by the persons required to file such reports and written representations from those persons, Avid believes that all filing requirements of Section 16(a) were satisfied with respect to the year ended December 31, 2004, except that in February 2004, Dr. Guttag failed to timely file a Form 4 with respect to the purchase of an aggregate of 3,000 shares of Avid common stock that are held in trust for his children. Upon discovery of this error, these transactions were reported on a Form 4, which was filed with the Securities and Exchange Commission on March 1, 2004.

Code of Ethics

        Avid has adopted a Code of Business Conduct and Ethics applicable to all of Avid's employees, including Avid's principal executive officer, principal financial officer and principal accounting officer, as well as to the members of its Board of Directors. Avid will provide any person, without charge, with a copy of Avid's Code of Business Conduct and Ethics upon written request to Avid Technology, Inc., Avid Technology Park, One Park West, Tewksbury, MA 01876, Attention: Corporate Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        The following table sets forth certain information for each of the last three fiscal years regarding the compensation of Avid's Chief Executive Officer and the five other most highly compensated executive officers, collectively, the named executive officers, as required under the rules of the Securities and Exchange Commission.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other ($)(1)	Restricted Stock Awards ($)(2)	Securities Underlying Options (Shares)(#)	All Other Compensation ($)(3)
David A. Krall President and Chief Executive Officer	2004 2003 2002	490,000 420,000 420,000	673,750 568,722 —	4,500 — —	— — —	64,000 150,000 50,000	6,296 5,143 4,714
Charles L. Smith Vice President and General Manager, Avid Video	2004 2003 2002	315,000 300,000 300,000	236,250 221,580 —	4,500 — —	453,760 — —	41,000 40,000 15,000	6,500 6,000 5,500
Paul J. Milbury Vice President and Chief Financial Officer	2004 2003 2002	305,000 300,000 300,000	209,687 184,650 —	4,500 — —	— — —	25,000 40,000 15,000	6,500 6,000 5,500
Joseph Bentivegna Vice President and Chief Operating Officer, Avid Video	2004 2003 2002	300,000 280,000 280,000	187,500 172,340 —	4,500 — —	453,760 — —	21,000 30,000 15,000	6,500 5,143 4,714
David M. Lebolt Vice President and General Manager, Digidesign	2004 2003 2002	300,000 289,992 260,205	187,500 157,611 40,075	— — —	— — —	21,000 30,000 75,000	6,500 6,000 5,500
Michael J. Rockwell Vice President and Chief Technology Officer	2004 2003 2002	300,000 250,000 250,000	187,500 153,875 —	4,500 — —	— — —	21,000 40,000 30,000	6,500 6,000 4,948

(1)
In each case, consists of amounts paid by Avid for financial planning services provided to Avid's executive officers.

(2)
The dollar value of the restricted stock awards are calculated by multiplying the closing market price of Avid common stock on the date of grant by the number of shares awarded.

(3)
In each case, consists of a matching contribution under Avid's 401(k) plan.

Option Grants in Last Fiscal Year

        The following table sets forth certain information regarding options granted to the named executive officers during the fiscal year ended December 31, 2004.

					Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (4)
	Individual Grants
		Percent of Total Options Granted to Employees in FiscalYear(%)(2)
Name	Number of Securities Underlying Options Granted (#)(1)		Exercise Price ($/share)(3)	Expiration Date
					5%($)	10%($)
David A. Krall	64,000	5.6	42.91	2/10/2014	1,727,096	4,376,799
Charles L. Smith	21,000 20,000	1.9 1.8	42.91 55.67	2/10/2014 11/19/2014	566,703 700,211	1,436,137 1,774,473
Paul J. Milbury	25,000	2.2	42.91	2/10/2014	674,647	1,709,687
Joseph Bentivegna	21,000	1.9	42.91	2/10/2014	566,703	1,436,137
David M. Lebolt	21,000	1.9	42.91	2/10/2014	566,703	1,436,137
Michael J. Rockwell	21,000	1.9	42.91	2/10/2014	566,703	1,436,137

(1)
Options vest over a four-year period, with twelve and one-half percent of the shares of each option vesting and becoming exercisable six months after the date of grant of the option and the remaining shares vesting in equal monthly installments over the following three and one-half years.

(2)
Based on grants of options to Avid's employees during 2004 to purchase up to an aggregate of 1,134,730 shares of Avid common stock.

(3)
Fair market value of Avid common stock on the date of grant.

(4)
Potential realizable value is based on an assumption that the market price of Avid common stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the ten-year term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Avid's estimate or projection of future stock price. Actual gains, if any, on stock option exercises will depend upon the future performance of Avid common stock.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

        The following table sets forth information regarding options exercised by the named executive officers during the fiscal year ended December 31, 2004.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/Unexercisable($)(1)
David A. Krall	144,012	5,894,095	348,675/177,750	15,385,828/6,505,967
Charles L. Smith	80,175	2,813,684	7,603/67,978	234,714/1,780,904
Paul J. Milbury	75,052	2,653,616	6,462/54,478	162,470/1,896,321
Joseph Bentivegna	70,792	2,370,188	1,999/39,437	78,522/1,279,722
David M. Lebolt	83,813	3,006,516	6,458/67,416	309,950/2,761,214
Michael J. Rockwell	75,165	2,528,590	11,975/51,000	413,476/1,791,531

(1)
The per-share value of unexercised in-the-money options is calculated by subtracting the option exercise price from $61.75, the last sale price of Avid common stock on December 31, 2004, as reported on The Nasdaq National Market.

Director Compensation

        During 2004, the members of Avid's board of directors who were not employees of Avid were each paid an annual retainer of $25,000 and a fee of $1,500 for each board of directors meeting attended. In addition, the chairman of Avid's board of directors received an annual fee of $7,500 and each non-employee director received a fee of $1,000 for attendance at each committee meeting. Under Avid's 1993 Director Stock Option Plan, non-employee directors may elect to receive their fees as options in lieu of cash. Such options are fully exercisable upon grant, have an exercise price equal to half of the fair market value of Avid common stock on the date of grant, and cover a number of shares equal in value to the cash that would otherwise be payable divided by the exercise price.

        Under Avid's 1993 Director Stock Option Plan, members of Avid's board of directors who are not employees of Avid receive an option to purchase 10,000 shares of Avid common stock upon their initial election to Avid's board of directors at an exercise price per share equal to the fair market value per share on the date of grant. In addition, each director receives an option to purchase 10,000 shares of Avid common stock on the date of each annual meeting of stockholders at an exercise price per share equal to the fair market value per share on the date of grant, provided the director has then served a minimum of six months on Avid's board of directors. Grants to directors of stock options upon their initial election to Avid's board of directors vest twelve months from the date of grant. Grants to directors of annual stock options vest on the earlier of twelve months from the date of the grant and immediately prior to the next annual meeting of Avid stockholders following the date of grant, unless otherwise specified in the applicable option agreement.

        Avid does not pay or grant options to directors who are also Avid's employees for their service on Avid's board of directors. Avid reimburses all of Avid's directors for out-of-pocket expenses incurred in connection with performing their duties as directors.

Employment and Other Agreements

        Avid has employment agreements with Avid's named executive officers and certain other executive officers that provide for severance benefits. The agreements can be terminated by either Avid or the officer upon 12 months' prior notice. If Avid terminates the officer's employment other than for cause, or if the officer terminates for good reason, Avid must pay the officer his or her base salary and provide the officer with comparable benefits for the 12 months following his or her termination. Avid must also pay the officer his or her target incentive compensation for the year of termination, multiplied by the actual plan pay-out factor and prorated for the number of months that the officer actually worked for Avid. Furthermore, any stock options and shares of restricted stock that were due to vest within 12 months of the officer's date of termination will vest immediately upon termination. Finally, pursuant to Avid's agreement with Mr. Krall, in addition to the benefits described above, Avid must pay Mr. Krall the amount by which his monthly base salary at the time of termination exceeds the monthly compensation from any new employer for the period from the first to the second anniversary of his termination.

        Avid also has change of control agreements with its named executive officers and certain other executive officers. These agreements provide that, if the officer is terminated by Avid without cause or if the officer terminates his or her employment with Avid for good reason within two years following a change in control of Avid, the officer will receive any earned but unpaid salary and a bonus payment for the year of termination equal to the highest bonus targeted or received in the current year or preceding two years, prorated for the number of days the officer worked for Avid during the year of termination, and a lump sum severance payment equal to one and one-half times the sum of his or her annual base salary plus the highest bonus payment targeted or received in the then-current or preceding two years. In addition, the officer is entitled to receive benefits comparable to those he or she received while employed by Avid for the 24 months following the date of termination. The change of control agreements also require that, as part of the severance payment, Avid compensate the officer in an amount equal to any excise tax imposed by Section 4999 of the Internal Revenue Code. However, an executive officer who would otherwise be entitled to a gross-up payment relating to any excise tax imposed by Section 4999 will not be entitled to receive a gross-up payment, but instead will have his or her parachute payments reduced to a level that will not subject the executive officer to the excise tax, if the cut-back will not reduce the after-tax amount the executive officer would receive, after taking into account the parachute payment and the gross-up payment, by more than $50,000. Finally, all unvested stock options and shares of restricted stock then held by the officer will vest immediately and be exercisable for a period of 24 months following the officer's termination.

Deferred Compensation Plan

        Avid's executive officers and directors, along with Avid's U.S.-based vice-presidents, are eligible to participate in Avid's deferred compensation plan. Avid's deferred compensation plan was established to provide participants with the opportunity to defer the receipt of up to 60% of their base compensation and all or a portion of their bonuses or director's fees. Under Avid's deferred compensation plan, Avid credits each participant's account with the amount that would have been earned had the deferred amounts been invested in one or more of the various investment options (as selected by the participant) that are available under Avid's deferred compensation plan. The available investment options are the same investment options as are available to all employees under Avid's 401(k) plan.

        Participants who terminate their employment with Avid after attainment of age 55 will be paid in a lump sum or installments over two to ten years. Participants who terminate employment with Avid before attaining age 55 or due to death or disability will be paid in a lump sum. Participants who experience an unforeseen financial emergency may receive, while still employed, a lump sum distribution of an amount necessary to alleviate the emergency. Participants are not permitted to withdraw funds from their accounts for any other reason other than in connection with termination, death or disability, or an unforeseen financial emergency. In addition, Avid is not required to make any contributions to Avid's deferred compensation plan. The benefits payable under Avid's deferred compensation plan represent an unfunded and unsecured contractual obligation of Avid to pay the value of the deferred compensation in the future. As of December 31, 2004, there was an obligation of $919,218 in Avid's deferred compensation plan.

Compensation Committee Interlocks and Insider Participation

        None of Avid's executive officers is a member of the compensation committee of another corporation or other entity (or serves an equivalent function for such corporation or other entity) whose executive officers served on Avid's board of directors.

Compensation Committee Report on Executive Compensation

        The Compensation Committee of the board of directors (the "Compensation Committee") of Avid, which is composed exclusively of non-employee, independent directors, administers Avid's executive officer compensation program. In this role, the Compensation Committee oversees the development of compensation plans and policies for executive officers, annually reviews and approves all executive officer compensation and administers Avid's stock incentive plans. The Compensation Committee charter, which is reviewed and revised periodically by the Compensation Committee and the board of directors, outlines these responsibilities. The Compensation Committee directly engages an outside compensation consulting firm to advise the Compensation Committee on all matters related to executive compensation. In addition, Avid's Human Resources, Legal, Tax and Finance Departments provide support to the Compensation Committee.

        Overview of Compensation Philosophy and Program.    Avid's executive compensation program is designed to achieve the following objectives:

  •
  attract, motivate and retain talented, high-caliber individuals whose contributions are critical to the long-term success of Avid;

  •
  link a substantial portion of each executive officer's compensation to the performance of Avid and the individual executive officer; and

  •
  provide a balanced mix of cash and equity compensation to align the short- and long-term interests of Avid's executive officers with those of its stockholders.

        Avid's executive compensation program consists of the following components:

  •
  base salary;

  •
  annual cash incentive compensation;

  •
  long-term equity incentive compensation; and

  •
  other benefit programs.

        Each year the Compensation Committee conducts an annual review of Avid's executive compensation program. To assist the Compensation Committee in this process, the Compensation Committee seeks input from management as well as Mellon Consultants, Inc., an independent consulting firm with special expertise in compensation practices in the high technology industry ("Mellon").

        In determining the total annual compensation for each executive officer for 2004, the Compensation Committee compared each executive officer's total annual compensation with that of similarly situated executive officers from two different peer groups. The first peer group consisted of nineteen companies in the same or similar industries with comparable revenues (the "Avid Peer Group"). The Avid Peer Group had a median market capitalization of $1.24 billion on November 17, 2003, compared to Avid's market capitalization of $1.49 billion on the same date, and, based on information publicly available in November 2003, median annual revenues of $396.1 million, compared to $418.7 million for Avid. The Compensation Committee also evaluated a second peer group consisting of a broader group of comparably sized high technology firms drawn from published survey sources, including Radford High Technology Executive Compensation Survey, Clark Consulting CHiPS Executive & Senior Management Survey and Mellon HR&IS High Technology Executive Total Compensation Survey (the "Published Survey Group"). Equal weight was given to the data from each of these peer groups when determining compensation levels. The Avid Peer Group and the Published Survey Group are collectively referred to herein as the "Peer Groups."

        Base Salary.    In general, the Compensation Committee targets base salaries for executive officers at the median level of the compensation range for the Peer Groups. In addition to external market data from the Peer Groups, the Compensation Committee also considers the executive officer's experience, personal performance and the anticipated value of his or her future impact on Avid's success, any of which factors could cause the actual base salary amount to fall above or below such median level.

        From January 2001 to December 2003, base salaries for Avid's executive officers remained unchanged other than increases due to additional job responsibilities or promotions. In the fourth quarter 2003, David A. Krall, Avid's President and Chief Executive Officer, made a recommendation to the Compensation Committee that base salaries for all executive officers other than his be increased. Such recommendation was based on Mr. Krall's subjective assessment of each executive officer's personal performance and external market data from the Peer Groups. The Compensation Committee considered Mr. Krall's recommendation and approved salary increases for all executive officers, other than Mr. Krall, effective January 1, 2004. Such base salary increases ranged from 1.7% to 20% of base salary, with an average increase of 7.6%. In addition, in December 2003, the Compensation Committee determined that Mr. Krall's base salary should also be increased as described below under the caption "Compensation and Evaluation of the Chief Executive Officer."

        Annual Cash Incentive Compensation.    A significant portion of an executive officer's total annual compensation is dependent on Avid's achievement of certain financial and non-financial objectives set forth in the Avid Technology, Inc. 2004 Bonus Plan (the "2004 Bonus Plan"). The 2004 Bonus Plan is also used to provide incentives to non-executive key employees. In 2004, 69% of Avid's employees were eligible to participate in the 2004 Bonus Plan, allowing them to share in the growth and success of Avid.

        An executive officer's bonus payout under the 2004 Bonus Plan ("Bonus Payout") is based on three factors: the executive officer's Target Award (as defined below), the financial performance of Avid, which is detailed below ("Company Performance"), and the executive officer's individual performance ("Individual Performance").

        In December 2003, the Compensation Committee established a 2004 annual cash bonus target for each executive officer ("Target Award") using the data collected from the Peer Groups. In establishing the Target Awards, the Compensation Committee's goal was to set Target Awards at a level such that total annual cash compensation paid to the executive officer if the Target Award was achieved would be targeted at approximately the 75th percentile of total cash compensation paid to similarly situated executive officers in the Peer Groups. For 2004, Target Awards for executive officers ranged from 50% to 110% of such executive officer's base salary.

        Company Performance is measured by revenue and operating profit, and has the following three stages:

        1.     In order for the executive officers to receive any Bonus Payout for 2004, the Compensation Committee determined that 2004 revenues would have to exceed 2003 revenues and that an established minimum operating profit would have to be met. If Avid did not achieve both of these thresholds ("Threshold Level"), no Bonus Payouts would have been paid to any of the executive officers with respect to fiscal year 2004. However, provided that Avid met the Threshold Level, each executive officer would become eligible to receive a percentage of his or her Target Award.

        2.     If Avid achieved its profit objectives for the year (the "Target Operating Profit"), executive officers would be eligible to receive 100% of the Target Award, subject to further adjustment based on each executive officer's Individual Performance. If Avid achieved operating results above the Threshold Level, but below the Target Award level, the Bonus Payout would be an amount less than 100% of the Target Award.

        3.     If Avid exceeded its Target Operating Profit, 15% of such excess amount (the "Over-Achievement Pool") would be added to the total bonus pool available for all employees eligible to participate in the 2004 Bonus Plan and the executive officers would be entitled to receive a portion of this amount.

        With respect to Individual Performance, the Compensation Committee retained the discretion to increase an executive officer's Bonus Payout by as much as 20% of such executive officer's Target Award or reduce it to zero, based upon its subjective evaluation of such executive officer's overall performance and contributions to Avid.

        Avid exceeded its 2003 revenues in 2004 and exceeded its Target Operating Profit established for the 2004 fiscal year by 24%. As a result, the Compensation Committee awarded to executive officers a total Bonus Payout of $1,971,563, representing 15.7% of the aggregate bonus pool paid to all eligible employees and 15.9% of the Over-Achievement Pool. The executive officers' actual Bonus Payouts ranged from 100% to 125% of such executive officers' Target Awards. Additional details regarding the bonus compensation to the Named Executive Officers can be found in the Summary Compensation Table under "Executive Compensation" on page 5.

        Long-Term Equity Incentive Compensation.    Long-term equity incentive compensation for executive officers consists of stock options and time-vesting restricted stock, and is intended to represent the largest portion of total annual compensation for executive officers.

        The Compensation Committee grants stock options to its executive officers (and to other employees) under Avid's annual key performer stock option award program. In addition to annual key performer stock option awards, Avid also grants stock options to executive officers (and other employees) when they join Avid, based upon the employee's level and skills, and the requirements of the position. Avid also grants stock options and/or restricted stock to reflect an employee's promotion to a certain level within the organizational structure and/or an employee's contributions to Avid's success, and to provide a long-term incentive to remain with Avid.

        In December 2001, to alleviate the potentially dilutive effect of long-term equity incentive compensation, the Compensation Committee restricted the total number of equity incentive awards that may be granted to all of Avid's employees and members of the board of directors in any given year to a stated percentage of the total number of shares of common stock outstanding at the end of such year (the "annual run rate"). For 2004, the annual run rate was set at 3% of the total shares of common stock estimated to be outstanding on December 31, 2003, or 924,000 shares and 869,036 stock options were issued excluding the assumption of stock options in connection with the acquisition of M-Audio.

        In February 2004, the Compensation Committee granted stock options under its annual key performer stock option award program. When determining annual key performer stock option awards, the Compensation Committee compares key equity dilution statistics, including the annual run rate and Avid's "stock option overhang" (i.e., the total number of stock options outstanding each year as a percentage of the total number of shares outstanding at the end of such year), to the Avid Peer Group. Based on information publicly available in November 2003, Avid's annual run rate was slightly above the 25th percentile of the Avid Peer Group, and Avid's stock option overhang was at the 50th percentile of the Avid Peer Group.

        In determining the size of each award under Avid's annual key performer stock option award program to executive officers, the Compensation Committee considered the following three measures:

  •
  the estimated value of the stock option award based on the Black-Scholes pricing model;

  •
  the number of shares underlying the stock option award as a percentage of the total number of shares of Avid common stock outstanding; and

  •
  an equity ownership analysis that included shares currently owned, shares issuable under outstanding stock options, the value of vested and unvested stock options and the percentage of vested stock options.

        In reviewing these three measures, the Compensation Committee focused on values or amounts falling within the 50th to the 75th percentile of values or amounts awarded to similarly situated executive officers in the Peer Groups. The Compensation Committee also considered the executive officer's Individual Performance.

        During 2004, 586 employees received stock options, including the executive officers. The executive officers received stock option grants representing 220,000 shares of common stock under Avid's stock incentive plans, or 19.39% of the total stock options granted to employees. Three employees received restricted stock as part of Avid's reorganization of its Video business, including two executive officers. These two executive officers received restricted stock grants representing a total of 16,000 shares of common stock under Avid's stock incentive plans, or 80% of the total number of shares of restricted stock granted. The stock option grants to executive officers, other than Mr. Krall, ranged from 11,000 to 41,000 shares. The stock options were granted with an exercise price equal to the fair market value of Avid common stock on the date of grant. Twelve and one-half percent of such shares vest and become exercisable six months after the date of grant, and the remaining shares vest in equal monthly installments over the following three and one-half years. Unless otherwise specified in the applicable stock option agreement, all stock options granted expire ten years from the date of grant or earlier if the grantee's employment with Avid is terminated. The restricted stock was granted at par value, $.01 per share, and vests over a four-year period.

        Additional details regarding the stock option and restricted stock compensation to the Named Executive Officers are contained in the Summary Compensation Table under "Executive Compensation" on page 5.

  Other Benefits

        Employee Stock Purchase Plan.    Avid's employee stock purchase program, which is available to virtually all employees, including executive officers, allows participants to purchase shares of Avid common stock at a 5% discount from the fair market value of the common stock at the end of the applicable purchase period. 29,393 shares were purchased under this program in 2004.

        Deferred Compensation Plan.    Avid's executive officers, along with U.S.-based vice presidents and members of the board of directors, are eligible to participate in Avid's deferred compensation plan, which was established to provide participants with the opportunity to defer the receipt of up to 60% of their base compensation and all or a portion of their bonuses or director's fees, as applicable. Under Avid's deferred compensation plan, Avid credits each participant's account with the amount that would have been earned had the deferred amounts been invested in one or more of the various investment options (as selected by the participant) that are available under Avid's deferred compensation plan. The available investment options are the same investment options that are available generally to all eligible employees under Avid's 401(k) plan. Participants who terminate their employment with Avid after reaching the age of 55 will be paid, at the participant's option, in a lump sum or in installments over two to ten years. Participants who terminate employment with Avid before attaining age 55 or due to death or disability will be paid in a lump sum. Participants who experience an unforeseen financial emergency may receive, while still employed, a lump sum distribution of an amount necessary to alleviate the emergency. Participants are not permitted to withdraw funds from their accounts for any other reason other than in connection with a termination, death or disability, or an unforeseen financial emergency. In addition, Avid is not required to make any contributions to the deferred compensation plan. The benefits payable under Avid's deferred compensation plan represent an unfunded and unsecured contractual obligation of Avid to pay the value of the deferred compensation in the future. As of December 31, 2004, there was an obligation of $919,218 in the plan.

        Other.    Other than receiving certain financial planning advice to encourage tax efficiencies, executive officers do not receive any other personal benefits that are not available to all other eligible employees. Executive officers are eligible to participate in the same medical and life insurance programs as all other eligible employees and are eligible to receive the same employer match under Avid's 401(k) program. There are no outstanding loans to any executive officer. Avid believes that the ideal corporate culture is one in which executive officers operate under the same standards as all other employees. As a result, Avid does not provide executive officers with car allowances, reserved parking spaces, separate dining or health club facilities or any other personal benefit perquisites.

        Compensation and Evaluation of the Chief Executive Officer.    In November of 2003, the Compensation Committee set Mr. Krall's base salary at $490,000, which represented a 16.7% increase over his 2003 base salary. This increase was the first increase in Mr. Krall's base salary since 2001.

Mr. Krall's 2004 base salary was determined in the same manner as described above for all executive officers. Mr. Krall's performance is reviewed and evaluated by the board of directors.

        The Compensation Committee believes that a significant portion of Mr. Krall's overall cash compensation should be tied to the performance of Avid and his Individual Performance, and Mr. Krall participates in the same bonus plan as the other executives described above. The Compensation Committee set Mr. Krall's Target Award at 110% of his base salary. At this level, Mr. Krall's total annual cash compensation for 2004 was targeted at approximately the 75th percentile of total cash compensation paid to similarly situated chief executive officers in the Peer Groups. In accordance with the terms of the 2004 Bonus Plan and based on Avid's operating profit performance in 2004 and the Compensation Committee's subjective assessment of the individual objectives that the Compensation Committee established for him, Mr. Krall received 125% of his Target Award, which resulted in a cash bonus of $673,750 for 2004. In reviewing Mr. Krall's performance, the Compensation Committee considered, among other things, the following events and accomplishments in 2004:

  •
  Revenues reached $590 million, an increase of 25% from 2003;

  •
  Avid achieved its highest-ever annual net income, with an increase of 70% from 2003;

  •
  Avid completed strategic acquisitions that helped Avid to increase its product portfolio and bolster its position in adjacent digital content creation markets, including Avid's acquisition of NXN Software GmbH and M-Audio; and

  •
  Avid introduced a range of important new products, including Avid Xpress® Studio, Avid DNxHD™, Media Composer® Adrenaline™ HD, the Avid DNxcel™ board, Avid Xpress Pro HD, AirSpeed™, Digidesign® ICON, D-Control™, VENUE, D-Show™, Pro Tools/HD® Accel, Audiophile 192, 02 USB Midi Controller, FireWire 1814, Keystation Pro 88, Alienbrain® Studio 7, and SOFTIMAGE®/XSI® v4.

        In February 2004, Avid granted Mr. Krall a stock option to purchase up to 64,000 shares of Avid common stock at $42.91 per share. Twelve and one-half percent of such shares vest and become exercisable six months after the date of grant, and the remaining shares vest in equal monthly installments over the following three and one-half years. The Compensation Committee determined the number of stock options to grant to Mr. Krall by considering the same competitive equity data and criteria used for the other executive officers. The Compensation Committee believes that this stock option award provides an appropriate long-term incentive for Mr. Krall's continued efforts on behalf of Avid.

        Impact of Section 162(m) of the Internal Revenue Code.    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual compensation over $1,000,000 paid to a corporation's chief executive officer or any of its other four most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if specific requirements are met. The Compensation Committee's primary objective is to establish compensation programs that maximize the creation of long-term stockholder value. However, the Compensation Committee reviews the potential effect of Section 162(m) periodically and, if consistent with its goal of increasing stockholder value, seeks to structure the stock incentives granted to executive officers under Avid's stock incentive plans in a manner that is intended to avoid disallowances of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to awards under Avid's stock incentive plans will be treated as qualified performance-based compensation under Section 162(m).

        The Compensation Committee reserves the right to use its judgment to authorize compensation payments which may be subject to the Section 162(m) limitation when the Compensation Committee believes such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions and the performance of the employees receiving such compensation.

        The Compensation Committee believes Avid's compensation programs should be competitive enough to attract and retain the talented managers necessary to build the business, provide significant rewards for strong financial performance, and align the interests of management with the shareholders.

COMPENSATION COMMITTEE
John V. Guttag, Chair Nancy Hawthorne Pamela F. Lenehan

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on Avid common stock during the period from December 31, 1999 through December 31, 2004 with the cumulative total return during the same period of:

  •
  the Nasdaq National Market Index, and

  •
  the Nasdaq Electronic Components Index.

        This comparison assumes the investment of $100 on December 31, 1999 in Avid common stock, the Nasdaq National Market Index and the Nasdaq Electronic Components Index and assumes that dividends, if any, are reinvested.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of April 1, 2005 with respect to the beneficial ownership of Avid common stock by:

  •
  each person known by Avid to own beneficially more than five percent of the outstanding shares of Avid common stock;

  •
  each of Avid's directors;

  •
  each executive officer named in the Summary Compensation Table set forth under the caption "Executive Compensation" below; and

  •
  all of Avid's directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding(%)(1)(2)
5% Stockholders
FMR Corp.(3) 82 Devonshire Street Boston, MA 02109	3,240,630	9.2%
Waddell & Reed Financial, Inc.(4) 6300 Lamar Avenue Overland Park, KS 66202	2,035,254	5.8
Oak Associates, Ltd.(5) 3875 Embassy Parkway Suite 250 Akron, OH 44333	2,021,000	5.8
Directors and Officers(6)
George H. Billings(7)	10,000	*
Elizabeth M. Daley	0	*
John V. Guttag(8)	33,000	*
Nancy Hawthorne(9)	38,000	*
Pamela F. Lenehan(10)	40,000	*
William J. Warner(11)	146,700	*
David A. Krall(12)	434,463	1.2
Charles L. Smith(13)	47,655	*
Michael J. Rockwell(14)	25,622	*
Paul J. Milbury(15)	22,796	*
David M. Lebolt(16)	25,270	*
Joseph Bentivegna(17)	20,451	*
All directors and executive officers as a group (15 persons)(18)	904,518	2.6

*Less than 1%

(1)
The number of shares beneficially owned by each Avid stockholder, director and executive officer is calculated pursuant to rules promulgated by the Securities and Exchange Commission. Under those rules, a person or entity is considered to beneficially own all shares for which the person has sole or shared voting power or investment power, and all shares that the person or entity has the right to acquire on, or within 60 days after, April 1, 2005. The inclusion herein of any shares of Avid common stock deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Unless otherwise indicated, each person or entity listed above has sole voting and/or investment power with respect to the shares listed as of April 1, 2005.

(2)
In calculating the percentage of Avid common stock beneficially owned by each person or entity listed, the number of shares deemed outstanding includes 35,140,255 shares outstanding as of April 1, 2005, plus, for that person or entity only, any shares subject to stock options that were exercisable on, or within 60 days after, April 1, 2005.

(3)
Beneficial ownership as of December 31, 2004, as reported in an amendment to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005. Includes (a) 2,925,800 shares owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., (b) 209,600 shares owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., (c) 30 shares owned by Strategic Advisers, Inc., a wholly-owned subsidiary of FMR Corp. and (d) 105,200 shares owned by Fidelity International Limited, an entity that FMR Corp. voluntarily includes in its Schedule 13G filings. FMR Corp. and Edward C. Johnson, the Chairman of FMR Corp., have sole power to dispose of 2,925,800 shares. The board of trustees of each of the subsidiaries of FMR Corp. have the sole power to vote and direct the voting of 2,925,800 shares. Fidelity International Limited has sole power to vote and the sole power to dispose of 105,200 shares. Edward C. Johnson is the Chairman of Fidelity International Limited.

(4)
Beneficial ownership as of December 31, 2004, as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2005. Includes 602,304 shares beneficially owned by Waddell & Reed Ivy Investment Company, an investment advisory subsidiary of Waddell & Reed Financial, Inc., and 1,432,950 shares beneficially owned by Waddell & Reed Investment Management Company, an investment advisory subsidiary of Waddell & Reed Inc., which is a subsidiary of Waddell & Reed Financial, Inc.

(5)
Beneficial ownership as of December 31, 2004 as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2005.

(6)
The address for each director and executive officer is c/o Avid Technology, Inc., One Park West, Tewksbury, Massachusetts 01876.

(7)
Consists of shares of Avid common stock issuable upon the exercise of outstanding stock options.

(8)
Consists of 30,000 shares of Avid common stock issuable upon the exercise of outstanding stock options and 3,000 shares of Avid common stock held in trust for the benefit of Dr. Guttag's children.

(9)
Consists of shares of Avid common stock issuable upon the exercise of outstanding stock options.

(10)
Consists of shares of Avid common stock issuable upon the exercise of outstanding stock options.

(11)
Includes 10,000 shares of Avid common stock issuable upon the exercise of outstanding stock options.

(12)
Includes 397,008 shares of Avid common stock issuable upon the exercise of outstanding stock options.

(13)
Includes 22,187 shares of Avid common stock issuable upon the exercise of outstanding stock options.

(14)
Consists of shares of Avid common stock issuable upon the exercise of outstanding stock options.

(15)
Includes 19,796 shares of Avid common stock issuable upon the exercise of outstanding stock options.

(16)
Consists of shares of Avid common stock issuable upon the exercise of outstanding stock options.

(17)
Includes 11,375 shares of Avid common stock issuable upon the exercise of outstanding stock options.

(18)
Includes 677,727 shares of Avid common stock issuable upon the exercise of outstanding stock options.

Equity Compensation Plan Information

        The following table provides information about Avid common stock that may be issued upon exercise of options, warrants and rights under all of Avid's equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Avid's Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders(1)	1,286,329		$24.19	1,389,563	(2)
Equity Compensation Plans Not Approved by Security Holders(3)	2,297,860	(4)	24.19	438,020

Total	3,584,189	(4)	24.19	1,827,583

(1)
Includes Avid's 1991 Digidesign Stock Option Plan, 1993 Stock Incentive Plan, 1993 Director Stock Option Plan, 1994 Stock Option Plan, 1996 Employee Stock Purchase Plan and 1997 Stock Incentive Plan.

(2)
Includes 4,916 shares of Avid common stock issued in connection with the offering period under Avid's 1996 Employee Stock Purchase Plan that ended on January 31, 2005.

(3)
Includes Avid's 1997 Stock Option Plan, 1998 Stock Option Plan, 1998 Avid-Softimage Stock Option Plan, Amended and Restated 1999 Stock Option Plan and 2002 Midiman Stock Option Plan.

(4)
Excludes an additional 454,270 shares of Avid common stock that may be issued as earnout consideration related to Avid's acquisition of Midiman, Inc. in connection with previously exercised and currently outstanding options under Avid's 2002 Midiman, Inc. Stock Option/Stock Issuance Plan.

        The following are summaries of Avid's equity compensation plans that have not been approved by Avid stockholders:

  Avid's 1997 Stock Option Plan

        Avid's 1997 Stock Option Plan was adopted by Avid's board of directors in December 1997 and provides for the grant of non-statutory stock options to employees for up to 1,000,000 shares of Avid common stock. As of December 31, 2004, there were 224,397 shares reserved for issuance upon exercise of outstanding options and 483 shares available for future grant under the plan.

  Avid's 1998 Stock Option Plan

        Avid's 1998 Stock Option Plan was adopted by Avid's board of directors in December 1998 and provides for the grant of non-statutory stock options to employees for up to 1,500,000 shares of Avid common stock. As of December 31, 2004, there were 392,625 shares reserved for issuance upon exercise of outstanding options and 762 shares available for future grant under the plan.

  1998 Avid-Softimage Stock Option Plan

        The 1998 Avid-Softimage Stock Option Plan was adopted by Avid's board of directors in June 1998 in conjunction with Avid's acquisition of Softimage Inc. (now known as Softimage Co.) and provides for the grant of non-statutory stock options for up to 2,000,000 shares of Avid common stock. As of December 31, 2004, there were 31,565 shares reserved for issuance upon exercise of outstanding options under the plan. No additional shares will be issued under this plan.

  Avid's Amended and Restated 1999 Stock Option Plan

        Avid's 1999 Stock Option Plan was adopted by Avid's board of directors in November 1999 and originally provided for the grant of non-statutory stock options for up to 1,250,000 shares of Avid common stock. The plan was amended by Avid's board of directors in February 2000, February 2001 and December 2001 to increase the number of shares authorized for issuance. In addition, in May 2000, Avid's board of directors amended and restated the plan to allow for the issuance of grants of restricted stock and to increase the number of shares authorized for issuance under the plan. As a result of the various amendments, there is currently an aggregate of 4,750,000 shares of Avid common stock authorized for issuance under the plan, of which up to 500,000 shares may be issued as restricted stock. As of December 31, 2004, there were 1,428,895 shares reserved for issuance upon exercise of outstanding options and 331,440 shares available for future grants, of which 215,487 shares were available for issuance as restricted stock.

  Avid's 2002 Midiman, Inc. Stock Option/Stock Issuance Plan

        Avid's 2002 Midiman, Inc. Stock Option/Stock Issuance Plan was assumed by Avid in August 2004 in conjunction with Avid's acquisition of Midiman, Inc. (d/b/a M-Audio) and provides for the grant of incentive stock options, non-statutory stock options and restricted stock for up to 864,113 shares of Avid common stock. As of December 31, 2004, there were 220,378 shares reserved for issuance upon exercise of outstanding options under the plan and 105,335 shares available for future grant under the plan. There are an additional 454,270 shares of Avid common stock that may be issued as earnout consideration for Avid's acquisition of M-Audio in connection with previously exercised and currently outstanding options under Avid's 2002 Midiman, Inc. Stock Option/Stock Issuance Plan.

  Description of Plan Terms

        Except as specifically noted, Avid's 1997, 1998 and 1999 plans, and the 1998 Avid-Softimage and 2002 Midiman plans, have substantially similar terms. Each plan is administered by Avid's board of directors or a committee of Avid's board of directors. Under each of the 1997, 1998 and 1999 plans, Avid may grant options and, under the 1999 plan, restricted stock, to any employee other than an executive officer or director. Under Avid's 2002 Midiman plan, Avid may grant options and restricted stock to employees, officers and independent contractors; however those awards may not be made to anyone who was employed by Avid immediately prior to the closing of the acquisition of M-Audio.

        When it grants an option, Avid's board of directors sets forth the terms of the option. Specifically, it determines:

  •
  who receives the option;

  •
  the number of shares of Avid common stock covered by the option;

  •
  the exercise price of the option (which may be less than, equal to or greater than the fair market value of the common stock on the date of grant); and

  •
  the duration of the option.

        The 1997, 1998 and 1999 plans, and the 1998 Avid-Softimage and 2002 Midiman plans, contain provisions addressing the consequences of a change in control of Avid. If Avid undergoes a change of control, Avid must provide that all outstanding options are either assumed or substituted for by the acquiring or succeeding corporation. If the acquiring or succeeding corporation does not assume, or substitute for, the outstanding options, then Avid's board of directors must either cash out or accelerate the options to make them fully exercisable prior to the change of control.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm's Fees

        The following table summarizes the aggregate fees and related expenses paid by Avid to PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Audit	$2,550	$978
Audit-Related	179	202
Tax	465	367
All Other	0	0

Total	$3,194	$1,547

        Audit Fees.    The audit fees listed for the years ended December 31, 2004 and 2003 were for professional services rendered in connection with the audits of the consolidated financial statements (including the effects of acquisitions) included in Avid's Annual Report on Form 10-K, reviews of the consolidated financial statements included in Avid's Quarterly Reports on Form 10-Q, and statutory and subsidiary audits, consents, and assistance with the review of documents filed with the Securities and Exchange Commission. In addition, audit fees for the year ended December 31, 2004 include the initial audits of Avid management's assessment of internal control over financial reporting and of Avid's internal control over financial reporting. All of these services were approved by Avid's audit committee.

        Audit-Related Fees.    The audit-related fees listed for the years ended December 31, 2004 and 2003 were for assurance and related services that are reasonably related to the performance of the audit and the review of Avid's consolidated financial statements and that are not reported under "Audit Fees." These services relate to consultation and assistance regarding Avid's internal control over financial reporting, and consultations concerning financial accounting and reporting standards. All of these services were approved by Avid's audit committee.

        Tax Fees.    The tax fees listed for the years ended December 31, 2004 and 2003 were for services related to tax compliance, tax advice and tax planning services. Tax compliance services include primarily the preparation or review of original and amended tax returns. Tax advice and tax planning services relate to tax advice concerning mergers and acquisitions, assistance with tax audits, consultations regarding transfer pricing and other general tax advice. All of these services were approved by Avid's audit committee.

        All Other Fees.    There were no fees classified as All Other Fees during the years ended December 31, 2004 and 2003.

Pre-Approved Policy and Procedures

        Avid's audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by Avid's independent registered public accounting firm, PricewaterhouseCoopers LLP. This policy generally provides that Avid will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by Avid's audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

        From time to time, Avid's audit committee may pre-approve specified types of services that are expected to be provided to Avid by Avid's independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 29th day of April 2005.

AVID TECHNOLOGY, INC. (Registrant)
By:	/s/ DAVID A. KRALL David A. Krall President and Chief Executive Officer (Principal Executive Officer)

Index to Exhibits

Exhibit No.	Description
2.1	Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998).
2.2	Agreement and Plan of Merger By and Among Avid Technology, Inc., Maui Paradise Corporation, Maui LLC and Midiman, Inc. dated August 12, 2004, together with all material exhibits thereto (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Avid's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993).
3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
3.4	Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
3.5	Certificate of Correction to the Certificate of Designations (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
4.1	Specimen Certificate representing Avid's Common Stock (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
4.2	Rights Agreement, dated as of February 29, 1996, between Avid Technology, Inc. and The First National Bank of Boston, as Rights Agent (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
4.3	Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).
10.1	Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).
10.2	Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
10.3	Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996).
#10.4	1991 Digidesign Stock Option Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
#10.5	1993 Stock Incentive Plan (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
#10.6	1993 Director Stock Option Plan, as amended (incorporated by reference to Avid's Proxy Statement as filed with the Commission on April 27, 1995).
#10.7	1994 Stock Option Plan, as amended (incorporated by reference to Avid's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.8	Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).
#10.9	1997 Stock Option Plan (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 27, 1998).
#10.10	1997 Stock Incentive Plan, as amended (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 14, 1997).
#10.11	Amended and Restated Avid Technology, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
†#10.12	1998 Stock Option Plan.
†#10.13	1998 Avid-Softimage Stock Option Plan.
†#10.14	Amended and Restated 1999 Stock Option Plan.
#10.15	Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).
†#10.16	Avid Technology, Inc. 2005 Bonus Plan.
#10.17	Executive Employment Agreement between the Company and David A. Krall, dated as of July 24, 2002. (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.18	Executive Employment Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.19	Executive Employment Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.20	Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.21	Executive Employment Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.22	Executive Employment Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.23	Executive Employment Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.24	Change-in-Control Agreement between the Company and David A. Krall, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.25	Change-in-Control Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.26	Change-in-Control Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.27	Change-in-Control Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.28	Change-in-Control Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.29	Change-in-Control Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.30	Change-in-Control Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.31	Executive Employment Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
#10.32	Change-in-Control Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
†21	Subsidiaries of the Registrant.
†23.1	Consent of PricewaterhouseCoopers LLP.
†31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Documents filed herewith.

#
Management contract or compensatory plan identified pursuant to Item 15(a)3.

†
Filed as an exhibit to Avid's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Commission on March 16, 2005.

QuickLinks

SIGNATURE
Index to Exhibits