Form 10-Q
period 2005-03-31
AVID TECHNOLOGY INC
filed 2005-05-10
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of April 18, 2005 was 35,153,890.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

   a)  Condensed Consolidated Statements of Operations (unaudited)
       for the three months ended March 31, 2005 and 2004 ...................1

   b)  Condensed Consolidated Balance Sheets (unaudited) as of
       March 31, 2005 and December 31, 2004..................................2

   c)  Condensed Consolidated Statements of Cash Flows (unaudited)
       for the three months ended March 31, 2005 and 2004 ...................3

   d)  Notes to Condensed Consolidated Financial Statements (unaudited)......4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................13

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk..........29

ITEM 4.  Controls and Procedures............................................30

PART II. OTHER INFORMATION

ITEM 6.  Exhibits ..........................................................31

SIGNATURES..................................................................32

EXHIBIT INDEX...............................................................33

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                                  Three Months Ended
                                                      March 31,
                                              ---------------------------
                                                  2005          2004
                                              -------------  ------------

Net revenues:
 Product                                          $147,378      $113,584
 Services                                           18,623        13,790
                                              -------------  ------------
  Total net revenues                               166,001       127,374

Cost of revenues:
 Product                                            60,897        46,514
 Services                                           10,070         7,589
 Amortization of intangible assets                     281             -
                                              -------------  ------------
  Total cost of revenues                            71,248        54,103

                                              -------------  ------------
  Gross profit                                      94,753        73,271

Operating expenses:
  Research and development                          24,679        22,292
  Marketing and selling                             39,647        29,854
  General and administrative                         8,497         5,886
  Amortization of intangible assets                  1,592           439
                                              -------------  ------------
    Total operating expenses                        74,415        58,471
                                              -------------  ------------

Operating income                                    20,338        14,800

Interest income                                        808           540
Interest expense                                       (94)          (83)
Other income (expense), net                            123        (1,017)
                                              -------------  ------------
Income before income taxes                          21,175        14,240

Provision for (benefit from) income taxes            1,429          (500)
                                              -------------  ------------

Net income                                         $19,746       $14,740
                                              =============  ============

Net income per common share - basic                  $0.56         $0.47

Net income per common share - diluted                $0.53         $0.44

Weighted average common shares
outstanding - basic                                 34,987        31,202

Weighted average common shares
outstanding - diluted                               37,263        33,740


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      March 31,    December 31,
                                                    -------------  -------------
                                                        2005           2004
                                                    -------------  -------------

ASSETS
Current assets:
 Cash and cash equivalents                               $92,227        $79,058
 Marketable securities                                    83,965         76,361
 Accounts receivable, net of allowances
  of $8,860 and $9,334 at March 31, 2005
  and December 31, 2004, respectively                     97,182         97,536
 Inventories                                              55,150         53,946
 Current deferred tax assets, net                            644            653
 Prepaid expenses                                          8,527          7,550
 Other current assets                                      7,267         11,204
                                                    -------------  -------------
  Total current assets                                   344,962        326,308

Property and equipment, net                               29,523         29,092
Intangible assets, net                                    45,010         46,884
Goodwill                                                 166,473        165,803
Long-term deferred tax assets, net                         4,268          4,184
Other assets                                               4,182          3,963
                                                    -------------  -------------
  Total assets                                          $594,418       $576,234
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $25,877        $26,517
 Accrued compensation and benefits                        20,434         30,468
 Accrued expenses and other current liabilities           31,043         34,902
 Income taxes payable                                     10,095          9,357
 Deferred revenues                                        55,742         48,680
                                                    -------------  -------------
  Total current liabilities                              143,191        149,924

Long-term debt and other liabilities                       1,569          1,689
                                                    -------------  -------------
  Total liabilities                                      144,760        151,613
                                                    -------------  -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock                                                351            348
 Additional paid-in capital                              552,494        546,849
 Accumulated deficit                                    (103,030)      (122,775)
 Deferred compensation                                    (3,547)        (4,392)
 Accumulated other comprehensive income                    3,390          4,591
                                                    -------------  -------------
  Total stockholders' equity                             449,658        424,621
                                                    -------------  -------------
  Total liabilities and stockholders' equity            $594,418       $576,234
                                                    =============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2005          2004
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $19,746       $14,740
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       5,267         3,277
  Provision for (recovery of) doubtful accounts                         400          (130)
  Gain on disposal of fixed assets                                      (55)           --
  Compensation expense from stock grants and options                    842            13
  Equity in income of non-consolidated company                          (60)          (18)
  Changes in operating assets and liabilities:
   Accounts receivable                                                  (80)       (5,083)
   Inventories                                                       (1,403)        2,369
   Prepaid expenses and other current assets                          2,334        (1,547)
   Accounts payable                                                    (755)        3,700
   Income taxes payable                                                 537            31
   Accrued expenses, compensation and benefits                      (13,692)       (8,178)
   Deferred revenues                                                  7,233         8,473
------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                           20,314        17,647
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (4,151)       (4,417)
 Payments for other long-term assets                                   (280)          (10)
 Payments for business acquisitions, net of cash acquired                --       (43,899)
 Purchases of marketable securities                                 (27,132)       (9,066)
 Proceeds from sales and maturities of marketable securities         19,411        14,705
------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                              (12,152)      (42,687)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                  (24)         (161)
 Proceeds from issuance of common stock under employee stock plans    5,649         4,675
------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,625         4,514
------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents           (618)           37
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 13,169       (20,489)
Cash and cash equivalents at beginning of period                     79,058        77,124
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $92,227       $56,635
------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION
ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED)

1.     FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly-owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2004 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2004 in its 2004 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, inventory valuation and income tax asset valuation allowances. Actual results could differ from those estimates.

In connection with preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify its investments in auction rate securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $23.4 million of auction rate securities at March 31, 2004, and to include such amounts as marketable securities. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $2.1 million for the three months ended March 31, 2004. This change in classification does not affect previously reported cash flows from operations or from financing activities.

2.     NET INCOME PER COMMON SHARE

Basic and diluted net income per share were calculated as follows (in thousands, except per share data):

                                                        Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                          2005        2004
                                                      -----------  ----------

Net income                                               $19,746     $14,740
                                                      ===========  ==========

Weighted average common shares outstanding - basic        34,987      31,202
Weighted average potential common stock:
  Options                                                  2,012       2,538
  Warrant                                                    264          --
                                                      -----------  ----------
Weighted average common shares outstanding - diluted      37,263      33,740
                                                      ===========  ==========

Net income per common share - basic                        $0.56       $0.47
Net income per common share - diluted                      $0.53       $0.44

Common stock options and a warrant that were considered anti-dilutive securities since their exercise prices exceeded the average market price of the underlying common stock during the period and, accordingly, were excluded from the diluted net income per share calculations were as follows, on a weighted-average basis (in thousands):

                                        Three Months Ended
                                            March 31,
                                      -----------------------
                                          2005        2004
                                      -----------  ----------
 Options                                     350         157
 Warrant                                      --       1,155
                                      -----------  ----------
Total anti-dilutive common stock
options and warrant                          350       1,312
                                      ===========  ==========

3.     ACQUISITIONS

M-Audio

In August 2004, Avid completed the acquisition of Midiman, Inc. d/b/a M-Audio ("M-Audio"), a leading provider of digital audio and MIDI (Musical Instrument Digital Interface) solutions for musicians and audio professionals. Avid paid cash of $79.6 million, net of cash acquired, of which $0.5 million is being paid out over a two year period, and issued stock and options with a fair value of $96.5 million. The market price of $42.72 used to value the Avid shares was based on the five-day average closing price of the stock during the period beginning two days before and ending two days after the date that the terms of the acquisition were agreed to and announced publicly. The weighted average fair value of $35.14 used to value the options was calculated using the same five-day average, less the weighted average exercise price of the options. Avid also incurred $3.3 million of transaction costs. The Company has integrated M-Audio into its Audio segment and is marketing its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. The goodwill of $122.0 million resulting from the purchase price allocation reflects the value of the underlying enterprise as well as synergies that Avid expects to realize, including incremental sales of Digidesign products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid's Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $1.2 million for the three months ended March 31, 2005 and accumulated amortization of these intangible assets was $3.0 million at March 31, 2005. The $122.0 million of goodwill was assigned to the Company's Audio segment and will not be amortized, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This goodwill and the identifiable intangible assets are not deductible for tax purposes.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The Company previously had no ownership interest in Avid Nordic AB. The acquisition allows Avid to directly serve customers in this region. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the transaction (in thousands):

Accounts receivable                         $3,702
Inventories                                  2,516
Other current assets                           589
Equipment and other long-term assets           671
Identifiable intangible asset                4,700
Goodwill                                     1,955
                                          ---------
Total assets acquired                       14,133

Accounts payable                            (2,571)
Note payable                                (1,203)
Other current liabilities                   (1,057)
Long term deferred tax liability            (1,645)
                                          ---------
Net assets acquired                         $7,657
                                          =========

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.2 million for the three months ended March 31, 2005 and accumulated amortization of this asset was $0.5 million at March 31, 2005. The goodwill of $2.0 million resulting from the purchase price allocation reflects the value of the assembled workforce and existing infrastructure in the region. This goodwill was assigned to the Video and Film Editing and Effects ("Video") segment and will not be amortized in accordance with the requirements of SFAS No. 142. This goodwill and the customer relationships intangible asset are not deductible for tax purposes. During the quarter ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB. The note payable represented an overdraft facility with a bank, which was paid in full in December 2004.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Avid Nordic AB of up to euro 1.3 million ($1.8 million) contingent upon the operating results of Avid Nordic AB through August 31, 2005. These payments will be recorded as additional purchase consideration, allocated to goodwill. Through the first quarter of 2005 the Company estimated that approximately euro 0.5 million ($0.7 million) of additional purchase consideration had been earned and accordingly recorded an increase to goodwill offset in accrued liabilities.

NXN Software GmbH

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of euro 35 million ($43.7 million) less cash acquired of $0.8 million. The Company also incurred $1.3 million of transaction costs. The acquisition expands Avid's offering in digital asset management by enabling the Company's film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN is reported within Avid's Video segment. The goodwill resulting from the purchase price allocation reflects the synergies the Company expects to realize by integrating the NXN technology with its other products. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
                                      =========

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years, and six years, respectively. The weighted average amortization period is 5.6 years for both completed technology and customer relationships. Amortization expense relating to these intangibles was $0.3 million for the three months ended March 31, 2005 and accumulated amortization of these assets was $1.2 million at March 31, 2005. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The impairment of the customer relationships intangible assets was the result of the need to renegotiate contracts with certain customers, which also had an impact on the fair value of the Alienbrain trade name asset. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows reflecting the contract renegotiations and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. This charge was included in the statement of operations caption "Impairment of intangible assets" and was charged to the Video segment. Also during the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN. This goodwill was assigned to the Video segment and, in accordance with the requirements of SFAS No. 142, will not be amortized. This goodwill and the identifiable intangible assets are not deductible for tax purposes.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three months ended March 31, 2004 as if the acquisitions of both M-Audio and NXN had occurred at the beginning of 2004. The Company's pro forma results of operations giving effect to the Avid Nordic AB acquisition as if it had occurred at the beginning of 2004 is not included as it would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2004, or of future results.

                                         Three Months Ended
                                             March 31,
                                        --------------------
                                               2004
                                        --------------------
(In thousands, except per share data)
Net revenues                                       $145,290

Net income                                          $13,479

Net income per share:
 Basic                                                $0.41

 Diluted                                              $0.37

Agreement to Acquire Pinnacle Systems, Inc.

On March 21, 2005, the Company announced that it had entered into a definitive agreement to acquire Pinnacle Systems, Inc. (Pinnacle) in a cash and stock transaction. Under the terms of the agreement, Pinnacle shareholders will receive 0.0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. At closing, it is expected that Avid will issue approximately 6.2 million shares and pay approximately $71.3 million in cash to Pinnacle shareholders. The acquisition is subject to satisfying a number of closing conditions including shareholder and regulatory approvals, and is expected to close in the third quarter of 2005.

4.     ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

                                            March 31,        December 31,
                                              2005               2004
                                          -------------     -------------
Accounts receivable                           $106,042          $106,870
Less:
Allowance for doubtful accounts                 (4,333)           (4,132)
Allowance for sales returns and rebates         (4,527)           (5,202)
                                          -------------     -------------
                                               $97,182           $97,536
                                          =============     =============

The allowance for doubtful accounts represents an allowance for estimated bad debt losses resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. Allowances for estimated returns, exchanges and credits for price protection are provided as a reduction of revenues, in the same period that related revenues are recorded, based upon the Company's historical experience. To date, actual returns have not differed materially from management's estimates. Allowances for rebates on purchases of certain products, or rebates based on purchasing volume, are also accounted for as reductions to revenue, in the same period that related revenues are recorded, or upon expected achievement of purchasing volumes.

5.     INVENTORIES

Inventories consisted of the following (in thousands):

                                March 31,         December 31,
                                  2005                2004
                            -----------------   ----------------
       Raw materials                 $21,348            $14,925
       Work in process                 3,752              3,622
       Finished goods                 30,050             35,399
                            -----------------   ----------------
                                     $55,150            $53,946
                            =================   ================

As of March 31, 2005 and December 31, 2004, the finished goods inventory included inventory at customer locations of $7.3 million and $9.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

6.     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's common stock at date of grant and is amortized over the period in which the restrictions lapse. The

Company reverses deferred compensation associated with unvested options issued at below fair market value as well as unvested restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. There were no stock-based awards granted to non-employees during the three months ended March 31, 2005 or 2004.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------

Net income as reported                                $19,746        $14,740

Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effect                                                842             13

Deduct:  Total stock-based employee
compensation expense determined under the fair
value-based method for all awards, net of
related tax effect                                     (4,820)        (3,371)
                                                  ------------   ------------

Pro forma net income                                  $15,768        $11,382
                                                  ============   ============

Net income per common share:
 Basic-as reported                                      $0.56          $0.47

 Basic-pro forma                                        $0.45          $0.36

 Diluted-as reported                                    $0.53          $0.44

 Diluted-pro forma                                      $0.43          $0.34

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

7.     CONTINGENCIES

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of March 31, 2005, of $4.3 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of March 31, 2005, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a very limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2005 and December 31, 2004, Avid's maximum recourse exposure totaled approximately $17.1 million and $17.2 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and also because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates compared to the funded amount outstanding at period end. At March 31, 2005 and December 31, 2004, the Company's accrual for estimated losses was $1.8 million and $2.2 million, respectively.

Avid provides warranty on hardware sold through its Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio segment, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on the manufacturer's warranty.

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                            Three Months Ended
                                              March 31, 2005
                                            ------------------

     Accrual balance at December 31, 2004              $2,261


     Accruals for product warranties                    1,074
     Cost of warranty claims                            (948)
                                            ------------------
     Accrual balance at March 31, 2005                 $2,387
                                            ==================

8.     COMPREHENSIVE INCOME

Total comprehensive income, net of taxes, consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):

                                       Three Months Ended March 31,
                                       ---------------------------
                                           2005           2004
                                       ------------   ------------
Net income                                 $19,746        $14,740
Net changes in:
 Foreign currency translation adjustment    (1,263)          (581)
 Unrealized gains on securities                 62             57
                                       ------------   ------------
Total comprehensive income                 $18,545        $14,216
                                       ============   ============

9.     SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Audio. The following is a summary of the Company's operations by reportable segment (in thousands):

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2005           2004
                                        -------------  -------------
Video and Film Editing and Effects:
    Net revenues                            $104,485        $91,979
    Operating income                          15,115         13,344
Audio:
    Net revenues                             $61,516        $35,395
    Operating income                           7,867          1,895
Combined Segments:
    Net revenues                            $166,001       $127,374
    Operating income                          22,982         15,239

The following table reconciles operating income for reportable segments to the total consolidated amounts for the three months ended March 31, 2005 and 2004 (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2005           2004
                                                -------------  -------------

Total operating income for reportable segments       $22,982        $15,239
 Unallocated amounts:
   Stock-based compensation                             (771)             -
   Amortization of acquisition-related
    intangible assets                                 (1,873)          (439)
                                                -------------  -------------
Consolidated operating income                        $20,338        $14,800
                                                =============  =============

10.     RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The Daly City estimate was revised, and an additional charge of $1.5 million was recorded in the fourth quarter of 2003.

The Company recorded the December 2003 and 2002 charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the estimated remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and corresponding adjustments to the accrual.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other current liabilities, for the three months ended March 31, 2005 (in thousands):

Accrual balance at December 31, 2004      $3,534

Cash payments, net                          (692)
                                      ------------
Accrual balance at March 31, 2005         $2,842
                                      ============

The leases, and payments against the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin ("ARB") No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e. beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. On April 14, 2005, the Securities and Exchange Commission (`SEC") approved a new rule that delays the effective date of SFAS No. 123R. Under the new rule, SFAS No. 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption; MPA with restatement of prior interim periods in the year of adoption; or modified retrospective application. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. [See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.]

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, as of March 31, 2005, the Company believes that it had the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. The Company has also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

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

        Manage Media. We provide complete network, storage, and database solutions based on our Avid Unity MediaNetwork technology. This technology enables users to simultaneously share and manage media assets throughout a project or organization. The ability to manage digital media assets effectively is a critical component of success for many broadcast and media companies with multiple nonlinear editing workstations in a range of geographic locations. As a result, professionals can collaborate seamlessly on all production elements, and streamline the process for cost-effectively delivering compelling media experiences and quickly "re-purposing" or finding new uses or markets for media assets.

        Move Media. We offer products that allow our customers to distribute media over multiple platforms - including air, cable or satellite, or through the Internet. In addition, we provide technology for playback directly to air for broadcast television applications. Many of our products also support the broadcast of streaming Internet video.

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals. Projects produced by our customers using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, as well as a host of other international awards. In addition, we have also received numerous awards for technical innovations, including Oscars, Emmys and a Grammy. Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.

        An important part of our strategy for the past few years has included expanding and enhancing our product lines and increasing revenues through both acquisitions and internal development of products. In January 2004, we acquired Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries. This acquisition expands our offering in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN has been integrated into our Video segment. In August 2004, we completed the acquisition of California-based M-Audio, a leading provider of digital audio and MIDI solutions for musicians and audio professionals. We have integrated M-Audio into our Audio segment and is marketing its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. Finally, in September 2004, we acquired Avid Nordic AB, a Sweden-based exclusive reseller of our products operating in the Nordic and Benelux regions of Europe. This acquisition allows us to directly serve customers in this region.

        On March 20, 2005, we entered into a definitive agreement to acquire California-based Pinnacle Systems, Inc. Under the terms of the agreement, Pinnacle shareholders will receive 0.0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. At closing, it is expected that Avid will issue approximately 6.2 million shares and pay $71.3 million in cash to Pinnacle shareholders. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals, and is expected to close in the third quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note B of the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in our 2004 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates."

RESULTS OF OPERATIONS

Net Revenues

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Video and Audio. These business units are at the level for which separate financial information for these business units is available and is evaluated regularly by us when deciding how to allocate resources and assessing performance. As such, our business units represent our reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        Our Video segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit moving pictures and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos and corporate and home videos. Our Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment also includes our M-Audio product family acquired in August 2004.

        The following is a summary of our net revenues by segment for the three-month periods ended March 31, 2005 and 2004 (dollars in thousands):

                                                              Three Months Ended March 31,
                                        ------------------------------------------------------------------------
                                                        % of                      % of
                                            2005     Consolidated    2004      Consolidated            % Change
                                             Net         Net          Net          Net                    in
                                           Revenues    revenues     Revenues     revenues    Change    Revenues
                                        ------------ ------------ ------------ ------------ --------- ----------
Video and Film Editing and Effects
  Product Revenues:                         $86,140        51.9%      $78,189        61.4%    $7,951      10.2%
  Service Revenues:                          18,345        11.0%       13,790        10.8%     4,555      33.0%
                                        ------------ ------------ ------------ ------------ ---------
      Total                                 104,485        62.9%       91,979        72.2%    12,506      13.6%
                                        ------------ ------------ ------------ ------------ ---------

Audio
  Product Revenues:                          61,238        36.9%       35,395        27.8%    25,843      73.0%
  Service Revenues:                             278         0.2%           --         0.0%       278     100.0%
                                        ------------ ------------ ------------ ------------ ---------
      Total                                  61,516        37.1%       35,395        27.8%    26,121      73.8%
                                        ------------ ------------ ------------ ------------ ---------
Total Net Revenues:                        $166,001       100.0%     $127,374       100.0%   $38,627      30.3%
                                        ============ ============ ============ ============ =========

        We estimate that 57%, or $4.6 million, of the increase in net product revenues in our Video segment in 2005 as compared to 2004 was related to increased sales volume of our products, including new products introduced after the first quarter of 2004 such as Avid Airspeed and our new high-definition ("HD") versions of Avid Media Composer Adrenaline. The remaining 43%, or $3.4 million of growth is attributed to higher average selling prices of our products. Average selling prices include the impact of changes in foreign currency exchange rates and the impact of price changes, discounting and mix of products (higher or lower-end) sold. The increase in service revenues comes primarily from increases in maintenance contracts sold on our products as well as increased professional services such as installation services provided in connection with large broadcast news deals. For the Audio segment, we saw increases in our core Digidesign Pro Tools products for both the professional and home markets in the first quarter of 2005 as compared to the same period in 2004. Approximately 75%, or $19.6 million, of the increase was a result of the inclusion of M-Audio products in the first quarter of 2005. M-Audio was acquired in August 2004.

        Net revenues derived through indirect channels were approximately 72% for the three months ended March 31, 2005 compared to 76% for the comparable period in 2004. The increase in direct selling from 2004 to 2005 was due primarily to the growth in sales to our broadcast news customers, which are direct sales and generally require a longer selling cycle. We expect sales to broadcast news customers will be an area of continued revenue growth in the future.

        International sales (i.e., sales to customers outside the United States) accounted for 56% of our first quarter 2005 net revenues, compared to 47% for the first quarter of 2004. International sales increased by $32.4 million or 54% in the first quarter of 2005 compared to the first quarter of 2004. The increase in international sales in 2005 occurred in all regions including Europe, Asia, Canada and Latin America, and was primarily due to an increased number of large broadcast deals in those regions being a significant factor.

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

        The following is a summary of our cost of revenues and gross margin percentages for the three-month periods ended March 31, 2005 and 2004 (dollars in thousands):

                                                     Three Months Ended March 31,
                              --------------------------------------------------------------------------
                                         % of Net                        % of Net               Gross
                                         Related     Gross               Related     Gross      Margin
                                2005     Revenues   Margin %    2004     Revenues   Margin %   % Change
                              --------- ---------- ---------- --------- ---------- ---------- ----------
Product Cost of Revenues       $60,897      41.3%      58.7%   $46,514      41.0%      59.0%      (0.3%)
Service Cost of Revenues        10,070      54.1%      45.9%     7,589      55.0%      45.0%       0.9%
Amortization of Technology         281       0.2%        --         --       0.0%       0.0%        --
                              ---------                       ---------
      Total                    $71,248      42.9%      57.1%   $54,103      42.5%      57.5%      (0.4%)
                              =========                       =========

        The slight decrease in the product gross margin for 2005 reflects primarily product mix, including the proportion of hardware costs on the products sold, which was partly offset by a favorable impact of foreign currency exchange rates on revenues, especially with respect to the euro. The service gross margin increase in the first quarter of 2005 as compared to 2004 primarily reflects increased service revenue volume. Our service cost infrastructure, which is primarily personnel-related, did not grow at the same rate as the revenues.

Research and Development
                                     Three Months Ended March 31,
                            -----------------------------------------------
                                         (dollars in thousands)
                               2005        2004
                             Expenses    Expenses      Change     % Change
                            ----------- ----------- ------------ ----------

Research and Development:      $24,679     $22,292       $2,387        10.7%

Percentage of Net Revenues:      14.9%       17.5%       (2.6%)

        Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses. The increase in research and development expenditures in 2005 was primarily due to higher personnel-related costs, including the acquisitions of NXN and M-Audio during 2004. Research and development expenses decreased as a percentage of net revenues primarily as a result of the higher revenue base in 2005 compared to 2004.

Marketing and Selling
                                      Three Months Ended March 31,
                             -----------------------------------------------
                                         (dollars in thousands)
                                2005        2004
                              Expenses    Expenses      Change     % Change
                             ----------- ----------- ------------ ----------

Marketing and Selling           $39,647     $29,854       $9,793        32.8%

Percentage of Net revenues:       23.9%        23.4%        0.5%

        Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses and facilities costs. The increase in marketing and selling expenses was primarily due to higher personnel-related costs, including salaries and related taxes and benefits, in large part due to the acquisitions of NXN, M-Audio and Avid Nordic during 2004. In the first quarter of 2005 we also had higher net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, than we had in the first quarter of 2004.

General and Administrative
                                      Three Months Ended March 31,
                             -----------------------------------------------
                                         (dollars in thousands)
                                2005        2004
                              Expenses    Expenses      Change     % Change
                             ----------- ----------- ------------ ----------

General and Administrative       $8,497       $5,886     $2,611       44.4%

Percentage of Net Revenues:        5.1%         4.6%       0.5%

        General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs. The increase in general and administrative expenditures in 2005 was primarily due to higher personnel-related costs, including our acquisition of M-Audio in August 2004. We also incurred higher audit and legal fees as a result of complying with the Sarbanes-Oxley Act of 2002. The percentage increase in general and administrative expense was due to the increases discussed above, with the impact being offset by the higher revenue base in 2005.

Amortization of Acquisition-Related Intangible Assets

                                       Three Months Ended March 31,
                                   -------------------------------------
                                           (dollars in thousands)
                                       2005         2004       Change
                                   ------------ ------------ -----------

Amortization of Intangible Assets:      $1,873         $439      $1,434

Percentage of Net Revenues:               1.1%         0.3%        0.8%

        Included in amortization of intangible assets for the three-month period ended March 31, 2005 is $0.3 million for cost of sales. Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets. These assets are amortized using the straight-line method over periods ranging from two to twelve years. The increase in amortization expense of $1.2 million in the first quarter of 2005 as compared to the same quarter in 2004 reflects acquisitions that occurred during 2004 discussed below. We would expect amortization of acquisition-related intangibles to continue through 2005 at approximately the same level as in the three months ended March 31, 2005.

        In January 2004, we acquired NXN Software GmbH, a provider of asset and production management systems for the entertainment and computer graphics industries, for cash consideration of euro 35 million ($43.7 million), less cash acquired. As part of the purchase accounting allocation, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name, of which $1.2 million were written off in December 2004.

        In August 2004, we acquired M-Audio, a provider of digital audio and MIDI solutions for musicians and audio professionals, for cash, net of cash acquired, of $79.6 million and stock and stock options with a fair value of $96.5 million. As part of the purchase accounting allocation, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. In September 2004, we acquired Avid Nordic AB, an exclusive reseller of our products, for cash, net of cash acquired, of euro 6.1 million ($7.4 million). As part of the purchase accounting allocation, we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships.

Other Income (Expense), Net

                                            Three Months Ended March 31,
                                        -----------------------------------
                                               (dollars in thousands)
                                           2005        2004       Change
                                        ----------- ----------- -----------

Other Income and Expense, Net:                $837       ($560)     $1,397

Percentage of Net Revenues:                   0.5%       (0.4%)       0.9%

        Other income and expense, net, generally consists of interest income, interest expense and equity in income of a non-consolidated company. The increase in other income and expense, net was due to a charge in 2004 of $1.1 million related to the settlement of a lawsuit, as well as increased interest income earned in the first quarter of 2005 on higher average cash and marketable securities balances.

Provision for Income Taxes

                                                 Three Months Ended March 31,
                                            ------------------------------------
                                                    (dollars in thousands)
                                                2005        2004       Change
                                            ----------- ----------- ------------

Provision for (Benefit from) Income Taxes:      $1,429       ($500)      $1,929

Percentage of Net Revenues:                       0.9%       (0.4%)        1.3%

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

        Our effective tax rate was 6.7% for the three months ended March 31, 2005 compared to (3.5%) for the three months ended March 31, 2004. The net tax benefit for the first quarter of 2004 reflected the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitation on that reserve item, offset partially by a tax provision of $0.7 million. The tax provisions for the first quarter of 2005 and 2004 were substantially comprised of taxes payable by our foreign subsidiaries, with only alternative minimum tax provided on anticipated U.S taxable profits.

        The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences, which include timing differences related to amortization of acquisition related intangible assets, depreciation, deferred revenue and other reserves and accruals. SFAS No. 109 requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of March 31, 2005, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options, which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets in our Irish manufacturing operations. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, we now have a non-cash provision for income taxes related to our Irish operations.

        Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital. If the valuation allowance were to be removed in its entirety, a non-cash reduction in income tax expense and a credit to paid in capital would be recorded in the period of removal. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect a non-cash increase in income tax expense until such time that the Company's deferred tax assets are fully utilized to reduce taxes payable or expire.

        Excluding the impact of the valuation allowance, our effective tax rate would have been 30% for the three months ended March 31, 2005 and 31% for the three months ended March 31, 2004. This rate differs from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions, which have lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of March 31, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $176.2 million.

        With respect to cash flow, net cash provided by operating activities was $20.3 million for the three months ended March 31, 2005 compared to $17.6 million for the same period in 2004. During the three months ended March 31, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by a decrease in accrued expenses and accounts payable. During the three months ended March 31, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

        At March 31, 2005 and December 31, 2004, we held inventory in the amounts of $55.2 million and $53.9 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write-down the inventories to reflect their estimated realizable value.

        Accounts receivable decreased by $0.3 million to $97.2 million at March 31, 2005 from $97.5 million at December 31, 2004. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 50 days at December 31, 2004 to 53 days at March 31, 2005. The increase in days sales outstanding is primarily attributable to the timing of shipments during the three months and an increase in deferred maintenance contract billings for which revenue is recognized ratably in future quarters.

        Net cash flow used in investing activities was $12.2 million for the three months ended March 31, 2005 compared to $42.7 million for the same period in 2004. We purchased $4.2 million of property and equipment during the three months ended March 31, 2005 compared to $4.4 million in the same period of 2004. Purchases of property and equipment in both 2005 and 2004 were primarily of computer hardware and software to support research and development activities and our information systems. Our full year capital spending for 2005 is currently expected to be about $16.0 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons. During the three months ended March 31, 2004, we expended cash of $42.9 million for the purchase of NXN Software GmbH. Also, a second payment of $1.0 million for our 2003 acquisition of Bomb Factory Digital was made in early 2004, after resolution of acquisition-related contingencies. We expect the cash payment for the Pinnacle acquisition to be approximately $71.3 million upon closing, which is currently expected in the third quarter of 2005.

        During the three months ended March 31, 2005 and 2004, we generated cash of $5.6 million and $4.7 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, as of March 31, 2005 we have future cash obligations of approximately $17.7 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $2.8 million at March 31, 2005 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. These payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e. beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

        On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. On April 14, 2005, the Securities and Exchange Commission (`SEC") approved a new rule that delays the effective date of SFAS No. 123R. Under the new rule, SFAS No. 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption; MPA with restatement of prior interim periods in the year of adoption; or modified retrospective application. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. [See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.]

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, as of March 31, 2005, the Company believes that it had the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. The Company has also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

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

Our proposed merger with Pinnacle Systems, Inc., which we announced on March 21, 2005, could be delayed or not completed, and even if we are able to complete our acquisition of Pinnacle, we may not be able to realize the expected benefits of the merger.

        Completion of our proposed merger with Pinnacle requires various approvals to be obtained and other closing conditions to be satisfied. Required approvals include Pinnacle shareholder approval of the merger, approval by our stockholders of an increase in our authorized shares of common stock to provide sufficient shares for issuance in the merger, and approvals under applicable U.S. and foreign antitrust laws. In addition, Pinnacle has the right to terminate our merger agreement if it determines, prior to Pinnacle shareholder approval, that another unsolicited offer to acquire Pinnacle is more favorable to the Pinnacle shareholders than the terms of our merger agreement with Pinnacle, if Pinnacle pays us a termination fee of $15 million, and if various other conditions are met. No assurance can be given that all required approvals for the Pinnacle merger will be obtained, that all required closing conditions will be satisfied, or that the Pinnacle merger will be completed.

        Existing or potential customers of Pinnacle and our existing and potential customers may, in response to the announcement or consummation of the merger, delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase their respective products or to reduce or eliminate current products because of perceived or actual conflicts of interest or doubts about the combined company's ability to provide products in a satisfactory manner. As a result, revenues that may have ordinarily been received by us or Pinnacle may be delayed or not earned at all. In addition, current and prospective Pinnacle employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect Pinnacle's ability to attract and retain key personnel. Difficulties with respect to existing and potential customers or Pinnacle employees could have a material adverse effect on our business following the merger.

        Should we complete the merger, the successful integration of Pinnacle will require, among other things, integration of Pinnacle's operations, policies and personnel into our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated.

        We will also face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the organization of the combined company effectively could have a material adverse effect on our business after the merger.

Poor global economic conditions could adversely affect demand for our products and the financial condition of our suppliers, distributors and resellers.

        The revenue growth and profitability of our business depends primarily on the overall demand for our products. If global economic conditions worsen, demand for our products may weaken, as could the financial health of our suppliers, distributors and resellers, which could adversely affect our revenues and business.

Our performance will depend in part on continued customer acceptance of our digital nonlinear editing products.

        We continue to introduce new digital non-linear products based on our Digital Nonlinear Accelerator architecture, including upgrades and enhancements to our Media Composer Adrenaline and NewsCutter Adrenaline systems, as well as Avid Xpress Pro with Avid Mojo and Avid DS Nitris hardware. We will need to continue to focus marketing and sales efforts on educating potential customers and our resellers about the uses and benefits of these products. The future success of certain of these products, such as Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors, that utilize the high definition standard. In addition, there are several other risks involved with offering new products in general, including, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The digital media business is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this business.

        We are continuing to enhance our status in the digital broadcast business and have augmented our NewsCutter product offering with the Avid Unity for News products, and other server, newsroom, and browser products. In this business, in addition to or in lieu of discrete point products, customers will often seek complex solutions involving highly integrated components (including the configuration of unique workflows) from a single or multiple vendors. Success in this business will require, among other things, creating and implementing compelling solutions and developing a strong, loyal customer base.

        In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation, and support resources to ensure their successful and timely fulfillment. As the broadcast business converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short term meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast business than we do, or may be able to leverage their presence more effectively. If we are unsuccessful in expanding within the digital broadcast business or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

A portion of our revenue is dependent on sales of large, complex solutions.

        We expect sales of large, complex solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate if:

o sales to one or more of our customers are delayed or are not completed within a given quarter;
o the contract terms preclude us from recognizing revenues relating to one or more significant contracts during a particular quarter;
o news stations' migrations to networked digital infrastructure slows down;
o we are unable to complete complex customer installations on schedule;
o our customers reduce their capital investments in our products in response to slowing economic growth; and
o any of our large customers terminates its relationship with us or significantly reduces the amount of business it does with us.

When we acquire other companies or businesses, we become subject to potential events or circumstances that could hurt our business.

        We periodically acquire other companies or businesses. For example, in January 2004, we acquired NXN Software GmbH, a company that manufactures asset and production management systems specifically targeted for the entertainment and computer graphics industries, and in August 2004, we acquired Midiman, Inc. (d/b/a M-Audio), a leading provider of digital audio and MIDI solutions for musicians and audio professionals. The risks associated with such acquisitions include, among others:

o the difficulty of assimilating the operations, policies and personnel of the target companies;
o the failure to realize anticipated returns on investment, cost savings and synergies;
o the diversion of management's time and attention;
o the dilution existing stockholders experience if we issue common stock or other equity rights in the acquisition;
o the potential loss of key employees of the target company;
o the difficulty in complying with a variety of foreign laws and regulations;
o the impairment of relationships with customers or suppliers;
o the risks associated with contingent payments and earnouts;
o the possibility of incurring debt and amortization expenses related to goodwill and other intangible assets; and
o unidentified issues not discovered in due diligence, which may include product quality issues and legal contingencies.

        Such acquisitions often involve significant transaction-related costs and could cause disruption to normal operations. In the future, we may also make debt or equity investments. If so, we may fail to realize anticipated returns on such investments. If we are unable to overcome or mitigate these risks, they could adversely affect our business and lower revenues.

We compete with many other enterprises, and we expect competition to intensify in the future.

        The digital video and audio business are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Delays or difficulties in product development and introduction may also harm our business. In addition to price, our products must also compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training. If we are unable to compete for our target customers effectively, our business and results of operations could suffer.

        New product announcements by our competitors and by us also could have the effect of reducing customer demand for our existing products. New product introductions require us to devote time and resources to training our sales channels in product features and target customers, with the temporary result that the sales channels may have less time to devote to selling our products. In addition, our introduction of new products and expansion of existing product offerings can put us into competition with companies with whom we formerly collaborated. To the extent such companies discontinue their alliances with Avid, it could have a negative impact on our business.

Our products are complex, and may contain errors or defects resulting from such complexity.

        As we continue to enhance and expand our product offerings, our products have grown increasingly complex and, despite extensive testing and quality control, may contain errors or defects. Such errors or defects could cause us to issue corrective releases and could result in loss of revenues, delay of revenue recognition, increased product returns, lack of market acceptance and damage to our reputation.

We have a significant presence in the audio business, and therefore the growth of our audio business will depend in part on our ability to successfully introduce new products.

        Our Digidesign division has a significant presence in the audio business, due in large part to a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. This can be a complex and uncertain process, and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent the introduction of new or enhanced products, or the integration of acquired products, which, in turn, could harm our business.

        A component of M-Audio's business strategy is to expand into the highly competitive consumer channel, a sales channel in which we have limited experience.

        Historically, a significant portion of our audio revenues has been derived from sales to professional musicians and studios. M-Audio is currently expanding its sales channel to include sales through the broader consumer channel. Members of M-Audio's senior staff have experience in this channel, but our overall experience addressing the consumer channel is limited, and the process of developing a channel for non-specialty stores and establishing our products in these stores will be difficult. While we are not anticipating that a material portion of our revenues will come through the consumer audio channel in the near term, there are costs related to pursuing the consumer channel that are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results. Also, to the extent we increase sales of our audio products through the consumer channel, we expect to experience greater seasonality in sales of such products. Typically, sales of consumer electronics and software increase in the second half of the year, reaching their peak during the year-end holiday season.

Our use of independent firms and contractors to perform some of our product development and manufacturing activities could expose us to risks that could adversely impact our revenues.

        Independent firms and contractors, some of whom are located in other countries, perform some of our product development and manufacturing activities. We generally own the software developed by these contractors. The use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation, foreign taxation, intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

An interruption of our supply of certain products or key components from our sole source suppliers, or a price increase in such products or components, could hurt our business.

        We are dependent on a number of specific suppliers for certain products and key components of our products. We purchase these sole source products and components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source products and components and have no guaranteed supply arrangements. If any of our sole source vendors should fail to produce such products or to supply or enhance such components, such failure could imperil our supply and our ability to continue selling and servicing products that use these components. Similarly, if any of our sole source vendors should encounter technical, operating or financial difficulties, such difficulties could threaten our supply of these products or components. While we believe that alternative sources for these products and components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

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

        Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including Microsoft and Apple platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products function properly. To the extent that the current configuration of qualified and supported platforms changes or we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which could adversely affect our operating results.

Our operating results are dependent on several unpredictable factors.

The revenue and gross profit from our products depend on many factors, including:

o mix of products sold;
o cost and proportion of third-party hardware and software included in such products;
o product distribution channels;
o acceptance of our new product introductions;
o product offers and platform upgrades;

o price discounts and sales promotion programs;
o volume of sales of aftermarket hardware products;
o costs of swapping or fixing products released to the market with defects;
o provisions for inventory obsolescence;
o competitive pressure on product prices;
o costs incurred in connection with "solution" sales, which typically have longer selling and implementation cycles; and
o timing of delivery of solutions to customers.

Changes in any of these factors could adversely affect our operating results.

Our international operations expose us to significant exchange fluctuations and regulatory, intellectual property and other risks which could harm our operating results.

        We generally derive approximately half of our revenues from customers outside of the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. The success of our hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, we could experience currency gains or losses.

        Other risks inherent in our international operations include changes in regulatory practices, environmental laws, tax laws, trade restrictions and tariffs, longer collection cycles for accounts receivable, and greater difficulty in protecting intellectual property.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

        Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict. A significant portion of our business occurs near the end of each quarter, which can impact our ability to forecast revenues on a quarterly basis with precision. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

Terrorism, acts of war, and other catastrophic events may seriously harm our business.

        Terrorism, acts of war, or other catastrophic events may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The increasing presence of these threats has created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war, and other catastrophic events.

If we fail to maintain strong relationships with our resellers, distributors, and suppliers, our ability to successfully deploy our products may be harmed.

        We sell many of our video products and services, and substantially all of our audio products and services, indirectly through resellers and distributors. In our audio segment, a few distributors account for a significant portion of the revenue in that segment. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our video segment products typically purchase Avid software and Avid-specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to final end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

        Most of the resellers and distributors of our video products are not granted rights to return products after purchase, and actual product returns from such resellers and distributors have been insignificant to date. Our revenue from sales of audio products is generally derived, however, from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our audio segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

Changes in accounting rules could adversely affect our future operating results.

        Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. Changes from current accounting regulations, including changes in the rules regarding accounting for stock-based compensation, may have a significant effect on our reported financial results.

Our future growth could be harmed if we lose the services of certain employees.

        Our success depends upon the services of a talented and dedicated workforce, including members of our executive team and employees in technical positions. The loss of the services of one or more key employees could harm our business. Our success also depends upon our ability to attract and retain highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. In the past, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Changes in the accounting rules that will require us to expense stock options will impair our ability to provide these incentives without incurring compensation costs. If we are unable to compete successfully for talented employees, our business could suffer.

If we fail to manage our growth effectively, our business could be harmed.

        Our success depends on our ability to manage the growth of our operations effectively. As a result of our acquisitions and increasing demand for our products and services, the scope of our operations has grown both domestically and internationally. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances. These challenges include implementing effective operational systems, procedures and controls, as well as training new personnel. Inability to successfully respond to these challenges could have a material adverse effect on the growth of our business.

Our websites could subject us to legal claims that could harm our business.

        Some of our websites provide interactive information and services to our customers. To the extent that materials may be posted on or downloaded from these websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories of liability based on the nature, content, publication or distribution of such materials. In addition, although we have attempted to limit our exposure by contract, we may also be subject to claims for indemnification by end users in the event that the security of our websites is compromised. As these websites are available on a worldwide basis, they could potentially be subject to a wide variety of international laws.

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

        We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the activities of such groups. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance ("BSA"). From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or violation of other local law. To date, none of these lawsuits or counterclaims have had an adverse effect on our results of operations, but should we become involved in material litigation, our cash flows or financial position could be adversely effected.

Compliance with rules and regulations concerning corporate governance has caused our operating expenses to increase and has put additional demands on our management.

        The Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission and the NASDAQ stock market increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. These laws, rules and regulations also may divert management's attention from business operations, increase the cost of obtaining director and officer liability insurance and make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

If we experience problems with our third-party leasing program, our revenues could be adversely impacted.

        We have an established leasing program with a third party that allows certain of our customers to finance their purchases of our products. If this program ended abruptly or unexpectedly, some of our customers might be unable to purchase our products unless or until they were able to arrange for alternative financing, which could adversely impact our revenues.

Our stock price may continue to be volatile.

        The market price of our common stock has experienced volatility in the past and could continue to fluctuate substantially in the future based upon a number of factors, most of which are beyond our control. These factors include:

o changes in our quarterly operating results;
o shortfalls in our revenues or earnings compared to securities analysts' expectations;
o changes in analysts' recommendations or projections;
o fluctuations in investors' perceptions of us or our competitors;
o shifts in the markets for our products;
o development and marketing of products by our competitors;
o changes in our relationships with suppliers, distributors, resellers, system integrators or customers;
o announcement of major acquisitions;
o a shift in financial markets; and
o global macroeconomic conditions.

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

Foreign Currency Exchange Risk

        We generally derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. There are two objectives of our foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies, and contract rates versus financial statement rates. To the extent that these forecasts are over- or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

        At March 31, 2005, we had $48.6 million of forward-exchange contracts outstanding, denominated in euros, British pound, Japanese yen, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three month period ended March 31, 2005, net gains resulting from forward-exchange contracts of $1.0 million were included in results of operations, offset by net transaction and re-measurement losses on the related asset and liabilities of $2.5 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At March 31, 2005, we held $176.2 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, municipal obligations, asset-backed securities, commercial paper and U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS

(a) EXHIBITS
    --------

2.1 Agreement and Plan of Merger, dated as of March 20, 2005, by and among Avid Technology, Inc., Highest Mountain Corporation and Pinnacle Systems, Inc. (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 21, 2005).

10.1 Voting Agreement, dated as of March 20, 2005, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and officers and directors of Avid Technology, Inc. (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 21, 2005)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------------------
*documents filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Avid Technology, Inc.

Date:  May 10, 2005          By:   /s/ Paul J. Milbury
                                   --------------------------
                                   Paul J. Milbury
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  May 10, 2005          By:   /s/ Carol L. Reid
                                   --------------------------
                                   Carol L. Reid
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger, dated as of March 20, 2005, by and among Avid Technology, Inc., Highest Mountain Corporation and Pinnacle Systems, Inc. (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 21, 2005).

10.1 Voting Agreement, dated as of March 20, 2005, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and officers and directors of Avid Technology, Inc. (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 21, 2005)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------------
*documents filed herewith