Form 10-K/A
period 2004-12-31
AVID TECHNOLOGY INC
filed 2005-05-12
CIK 896841

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 ON
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

        This Amendment No. 2 on Form 10-K/A amends and restates Item 14 and the exhibit index of the Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission on March 16, 2005 by Avid Technology, Inc. (the "Company" or "Avid") for the year ended December 31, 2004, as amended by Amendment No. 1 to the Annual Report filed with the Securities and Exchange Commission on April 29, 2005. This Amendment No. 2 is being filed solely to correct the amounts set forth for "Audit Fees" and "Total Fees" for the year ended December 31, 2004 in the table summarizing the aggregate fees and related expenses paid by Avid to PricewaterhouseCoopers LLP.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm's Fees

        The following table summarizes the aggregate fees and related expenses paid by Avid to PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Audit	$2,839	$978
Audit-Related	179	202
Tax	465	367
All Other	0	0

Total	$3,483	$1,547

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 12th day of May 2005.

AVID TECHNOLOGY, INC. (Registrant)
By:	/s/ DAVID A. KRALL David A. Krall President and Chief Executive Officer (Principal Executive Officer)

Index to Exhibits

Exhibit No.	Description
2.1	Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998).
2.2	Agreement and Plan of Merger By and Among Avid Technology, Inc., Maui Paradise Corporation, Maui LLC and Midiman, Inc. dated August 12, 2004, together with all material exhibits thereto (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Avid's Registration Statement on Form S-8 as filed with the Commission on June 9, 1993).
3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
3.4	Certificate of Designations establishing Series A Junior Participating Preferred Stock (the "Certificate of Designations") (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
3.5	Certificate of Correction to the Certificate of Designations (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
4.1	Specimen Certificate representing Avid's Common Stock (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
4.2	Rights Agreement, dated as of February 29, 1996, between Avid Technology, Inc. and The First National Bank of Boston, as Rights Agent (incorporated by reference to Avid's Current Report on Form 8-K as filed with the Commission on March 8, 1996).
4.3	Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).
10.1	Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Limited (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).
10.2	Lease between MGI Andover Street, Inc. and Avid Technology, Inc. dated March 21, 1995 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
10.3	Amended and Restated lease dated as of June 7, 1996 between MGI One Park West, Inc. and Avid Technology, Inc. (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1996).
#10.4	1991 Digidesign Stock Option Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1995).
#10.5	1993 Stock Incentive Plan (incorporated by reference to Avid's Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).
#10.6	1993 Director Stock Option Plan, as amended (incorporated by reference to Avid's Proxy Statement as filed with the Commission on April 27, 1995).
#10.7	1994 Stock Option Plan, as amended (incorporated by reference to Avid's Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.8	Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).
#10.9	1997 Stock Option Plan (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 27, 1998).
#10.10	1997 Stock Incentive Plan, as amended (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on May 14, 1997).
#10.11	Amended and Restated Avid Technology, Inc. Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
†#10.12	1998 Stock Option Plan.
†#10.13	1998 Avid-Softimage Stock Option Plan.
†#10.14	Amended and Restated 1999 Stock Option Plan.
#10.15	Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).
†#10.16	Avid Technology, Inc. 2005 Bonus Plan.
#10.17	Executive Employment Agreement between the Company and David A. Krall, dated as of July 24, 2002. (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.18	Executive Employment Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.19	Executive Employment Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.20	Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.21	Executive Employment Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.22	Executive Employment Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.23	Executive Employment Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.24	Change-in-Control Agreement between the Company and David A. Krall, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.25	Change-in-Control Agreement between the Company and Joseph Bentivegna, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.26	Change-in-Control Agreement between the Company and Ethan E. Jacks, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.27	Change-in-Control Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.28	Change-in-Control Agreement between the Company and Paul Milbury, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.29	Change-in-Control Agreement between the Company and Michael Rockwell, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.30	Change-in-Control Agreement between the Company and Charles L. Smith, dated as of July 24, 2002 (incorporated by reference to Avid's Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).
#10.31	Executive Employment Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
#10.32	Change-in-Control Agreement between the Company and Trish Baker, dated as of May 21, 2003 (incorporated by reference to Avid's Annual Report on Form 10-K as filed with the Commission on March 11, 2004).
†21	Subsidiaries of the Registrant.
†23.1	Consent of PricewaterhouseCoopers LLP.
†31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.5	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.6	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Documents filed herewith.

#
Management contract or compensatory plan identified pursuant to Item 15(a)3.

†
Filed as an exhibit to Avid's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Commission on March 16, 2005.

††
Filed as an exhibit to Amendment No. 1 on Form 10-K/A to Avid's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Commission on April 29, 2005.

QuickLinks

SIGNATURE
Index to Exhibits