Form 10-Q
period 2005-06-30
AVID TECHNOLOGY INC
filed 2005-08-08
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes X No _____


The number of shares outstanding of the registrant's Common Stock as of July 19, 2005 was 35,303,690.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

    a)  Condensed Consolidated Statements of Operations (unaudited)
        for the three and six months ended June 30, 2005 and 2004............1

    b)  Condensed Consolidated Balance Sheets (unaudited) as of
        June 30, 2005 and December 31, 2004..................................2

    c)  Condensed Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 2005 and 2004......................3

    d)  Notes to Condensed Consolidated Financial Statements (unaudited).....4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...........30

ITEM 4.  Controls and Procedures.............................................31

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................32

ITEM 6.  Exhibits............................................................32

SIGNATURES...................................................................33

EXHIBIT INDEX................................................................34

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                            2005         2004        2005        2004
                                                         -----------  ----------- ----------- -----------
Net revenues:
 Product                                                   $141,434     $124,269    $288,812    $237,853
 Services                                                    18,617       15,617      37,240      29,407
                                                         -----------  ----------- ----------- -----------
  Total net revenues                                        160,051      139,886     326,052     267,260
                                                         -----------  ----------- ----------- -----------

Cost of revenues:
 Product                                                     61,244       52,152     122,141      98,666
 Services                                                    10,027        8,843      20,097      16,432
 Amortization of intangible assets                              282            -         563           -
                                                         -----------  ----------- ----------- -----------
  Total cost of revenues                                     71,553       60,995     142,801     115,098

                                                         -----------  ----------- ----------- -----------
  Gross profit                                               88,498       78,891     183,251     152,162
                                                         -----------  ----------- ----------- -----------

Operating expenses:
  Research and development                                   24,909       22,924      49,588      45,216
  Marketing and selling                                      40,163       33,656      79,810      63,510
  General and administrative                                  8,761        6,184      17,258      12,070
  Amortization of intangible assets                           1,593          549       3,185         988
                                                         -----------  ----------- ----------- -----------
    Total operating expenses                                 75,426       63,313     149,841     121,784
                                                         -----------  ----------- ----------- -----------

Operating income                                             13,072       15,578      33,410      30,378

Interest income                                               1,052          599       1,860       1,139
Interest expense                                                (95)         (62)       (189)       (145)
Other income (expense), net                                     222           58         345        (959)
                                                         -----------  ----------- ----------- -----------
Income before income taxes                                   14,251       16,173      35,426      30,413

Provision for income taxes                                      685          700       2,114         200
                                                         -----------  ----------- ----------- -----------

Net income                                                  $13,566      $15,473     $33,312     $30,213
                                                         ===========  =========== =========== ===========

Net income per common share - basic                           $0.39        $0.49       $0.95       $0.96

Net income per common share - diluted                         $0.37        $0.45       $0.90       $0.89

Weighted average common shares outstanding - basic           35,177       31,623      35,083      31,413

Weighted average common shares outstanding - diluted         37,024       34,134      37,154      33,912


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                                    June 30,     December 31,
                                                                     2005           2004
                                                                 -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $123,639        $79,058
 Marketable securities                                                68,914         76,361
 Accounts receivable, net of allowances of
   $9,358 and $9,334 at June 30, 2005 and
   December 31, 2004, respectively                                    99,132         97,536
 Inventories                                                          63,492         53,946
 Current deferred tax assets, net                                        610            653
 Prepaid expenses                                                     10,444          7,550
 Other current assets                                                 11,598         11,204
                                                                -------------  -------------
  Total current assets                                               377,829        326,308

Property and equipment, net                                            29,976         29,092
Goodwill                                                              167,211        165,803
Intangible assets, net                                                 43,139         46,884
Long-term deferred tax assets, net                                      4,348          4,184
Other assets                                                            4,286          3,963
                                                                 -------------  -------------
  Total assets                                                       $626,789       $576,234
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $28,960        $26,517
 Accrued compensation and benefits                                    20,035         30,468
 Accrued expenses and other current liabilities                       41,338         34,902
 Income taxes payable                                                 10,408          9,357
 Deferred revenues                                                    59,244         48,680
                                                                -------------  -------------
  Total current liabilities                                          159,985        149,924

Long-term liabilities                                                  1,465          1,689
                                                                 -------------  -------------
  Total liabilities                                                  161,450        151,613
                                                                 -------------  -------------

Commitments and contingencies (Note 7)

Stockholders' equity:
 Common stock                                                            353            348
 Additional paid-in capital                                          555,766        546,849
 Accumulated deficit                                                 (89,463)      (122,775)
 Deferred compensation                                                (2,858)        (4,392)
 Accumulated other comprehensive income                                1,541          4,591
                                                                -------------  -------------
  Total stockholders' equity                                         465,339        424,621
                                                                -------------  -------------
  Total liabilities and stockholders' equity                        $626,789       $576,234
                                                                =============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   2005          2004
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $33,312       $30,213
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                      10,660         6,699
  Provision for (recovery of) doubtful accounts                         625          (188)
  Gain on disposal of fixed assets                                      (55)           --
  Compensation expense from stock grants and options                  1,514            26
  Equity in income of non-consolidated company                         (164)          (59)
  Deferred tax provision                                               (345)           --
  Changes in operating assets and liabilities:
   Accounts receivable                                               (3,734)       (7,734)
   Inventories                                                      (10,169)        3,947
   Prepaid expenses and other current assets                         (3,763)       (1,848)
   Accounts payable                                                   2,577         3,707
   Income taxes payable                                               1,001           379
   Accrued expenses, compensation and benefits                       (4,015)       (4,617)
   Deferred revenues                                                 10,768         5,559
------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                           38,212        36,084
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (8,221)       (6,528)
 Payments for other long-term assets                                   (311)         (349)
 Payments for business acquisitions, net of cash acquired                --       (43,899)
 Purchases of marketable securities                                 (27,255)      (43,946)
 Proceeds from sales and maturities of marketable securities         34,401        51,785
------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                               (1,386)      (42,937)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                  (30)         (324)
 Proceeds from issuance of common stock under employee stock plans    8,922        11,841
------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                            8,892        11,517
------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         (1,137)       (1,597)
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 44,581         3,067
Cash and cash equivalents at beginning of period                     79,058        77,123
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $123,639       $80,190
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

In connection with preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify its investments in auction rate securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $18.0 million of auction rate securities at June 30, 2004, and to include such amounts as marketable securities. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $7.5 million for the six months ended June 30, 2004. This change in classification does not affect previously reported cash flows from operations or from financing activities.

2.  NET INCOME PER COMMON SHARE

Basic and diluted net income per share were calculated as follows (in thousands, except per share data):

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                         -----------------------  ---------------------
                                                             2005        2004        2005       2004
                                                         -----------  ----------  ---------- ----------
Net income                                                  $13,566     $15,473     $33,312    $30,213
                                                         ===========  ==========  ========== ==========

Weighted average common shares outstanding - basic           35,177      31,623      35,083     31,413
Weighted average potential common stock:
 Options                                                      1,707       2,452       1,866      2,493
 Warrant                                                        140          59         205          6
                                                         -----------  ----------  ---------- ----------
Weighted average common shares outstanding - diluted         37,024      34,134      37,154     33,912
                                                         ===========  ==========  ========== ==========

Net income per common share - basic                           $0.39       $0.49       $0.95      $0.96
Net income per common share - diluted                         $0.37       $0.45       $0.90      $0.89

Common stock options that were considered anti-dilutive securities since their exercise prices exceeded the average market price of the underlying common stock during the period and, accordingly, were excluded from the diluted net income per share calculations, were as follows, on a weighted-average basis
(in thousands):

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------  ------------------
                                            2005      2004      2005      2004
                                          --------  --------  --------  --------
Total anti-dilutive common stock options      852        96       564       166

3.  ACQUISITIONS

M-Audio

In August 2004, Avid completed the acquisition of Midiman, Inc. d/b/a M-Audio ("M-Audio"), a leading provider of digital audio and MIDI (Musical Instrument Digital Interface) solutions for musicians and audio professionals. Avid paid cash of $79.6 million, net of cash acquired, and issued stock and options with a fair value of $96.5 million. The total purchase price was allocated as follows:
$13.5 million to net assets acquired, $5.5 million to deferred compensation, $38.4 million to identifiable intangible assets, and the remaining $122.0 million to goodwill.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million, contingent upon the operating results of M-Audio through December 31, 2005. These payments, if required, will be made through the issuance of additional Avid shares or options based on the ten-day average closing price of the stock ending two days prior to the date the earn-out shares are distributed. Any such additional Avid shares issued to the former shareholders of M-Audio will be recorded as additional purchase price allocated to goodwill. Any such additional Avid options issued to former option holders of M-Audio will be recorded as stock-based compensation expense because future service is required for it to be earned. As of June 30, 2005, no additional shares or options are due and thus, no amount has been recorded as additional purchase price.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid's Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $1.2 million for the three months ended June 30, 2005 and accumulated amortization of these intangible assets was $4.2 million at June 30, 2005. Also during the second quarter of 2005, the $122.0 million of goodwill was reduced by $0.2 million to $121.8 million due to the resolution of a tax contingency.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The purchase price was allocated as follows:
$1.0 million to net assets acquired, $4.7 million to an identifiable intangible asset, and the remaining $2.0 million to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.2 million for the three months ended June 30, 2005 and accumulated amortization of this asset was $0.8 million at June 30, 2005. During the quarter ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Avid Nordic AB of up to euro 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005. These payments will be recorded as additional purchase consideration, allocated to goodwill. Through the six months ended June 30, 2005 the Company estimated that maximum additional purchase consideration of euro 1.3 million ($1.6 million) had been earned and accordingly recorded an increase to goodwill of $1.6 million with the corresponding offset in accrued expenses.

NXN Software GmbH

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of euro 35 million ($43.7 million) less cash acquired of $0.8 million. The total purchase price was allocated as follows: ($1.0 million) to net liabilities assumed, $7.2 million to identifiable intangible assets and the remaining $38.8 million to goodwill.

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years, and six years, respectively. Amortization expense relating to these intangibles was $0.3 million for the three months ended June 30, 2005 and accumulated amortization of these assets was $1.5 million at June 30, 2005. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows reflecting the contract renegotiations and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. Also during the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three and six months ended June 30, 2004 as if the acquisitions of both M-Audio and NXN had occurred at the beginning of 2004. The Company's pro forma results of operations giving effect to the Avid Nordic AB acquisition as if it had occurred at the beginning of 2004 is not included as it would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2004, or of future results.

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     --------------------    -------------------
                                             2004                    2004
                                     --------------------    -------------------
(In thousands, except per share data)
Net revenues                                    $155,298               $300,588

Net income                                       $14,123                $27,601

Net income per share:
 Basic                                             $0.42                  $0.83
 Diluted                                           $0.39                  $0.76


Agreement to Acquire Pinnacle Systems, Inc.

On March 21, 2005, the Company announced that it had entered into a definitive agreement to acquire Pinnacle Systems, Inc. (Pinnacle) in a cash and stock transaction. Pinnacle, based in California, is a supplier of digital video products to a variety of customers, ranging from individuals with little or no experience, to broadcasters with specific and sophisticated requirements. Under the terms of the agreement, Pinnacle shareholders will receive 0.0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. At closing, it is expected that Avid will issue approximately 6.2 million shares and pay approximately $71.3 million in cash to Pinnacle shareholders. On July 27, 2005, both Avid and Pinnacle shareholders approved proposals necessary to allow Avid's acquisition of Pinnacle to move forward. The transaction is expected to close in the third quarter of 2005.

4.  ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

                                               June 30,       December 31,
                                                 2005             2004
                                            --------------   --------------
Accounts receivable                              $108,489         $106,870
Less:
Allowance for doubtful accounts                    (4,192)          (4,132)
Allowance for sales returns and rebates            (5,165)          (5,202)
                                            --------------   --------------
                                                  $99,132          $97,536
                                            ==============   ==============

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

5.  INVENTORIES

Inventories consisted of the following (in thousands):

                                  June 30,          December 31,
                                    2005                2004
                              -----------------   ----------------
       Raw materials                   $22,064            $14,925
       Work in process                   4,820              3,622
       Finished goods                   36,608             35,399
                              -----------------   ----------------
                                       $63,492            $53,946
                              =================   ================

As of June 30, 2005 and December 31, 2004, the finished goods inventory included inventory at customer locations of $10.2 million and $9.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

6.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's common stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with unvested options issued at below fair market value as well as unvested restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. There were no stock-based awards granted to non-employees during the three- and six-month periods ended June 30, 2005 or 2004.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                    ---------------------    ---------------------
                                                      2005        2004         2005        2004
                                                    ---------   ---------    ---------   ---------
  Net income as reported                             $13,566     $15,473      $33,312     $30,213

  Add:  Stock-based employee compensation expense
  included in reported net income, net of related
  tax effect                                             672          13        1,514          26

  Deduct:  Total stock-based employee
  compensation expense determined under the fair
  value-based method for all awards, net of
  related tax effect                                  (5,904)     (3,940)     (10,724)     (7,311)
                                                    ---------   ---------    ---------   ---------

  Pro forma net income                                $8,334     $11,546      $24,102     $22,928
                                                    =========   =========    =========   =========

  Net income per common share:
    Basic-as reported                                  $0.39       $0.49        $0.95       $0.96

    Basic-pro forma                                    $0.24       $0.37        $0.69       $0.73

    Diluted-as reported                                $0.37       $0.45        $0.90       $0.89

    Diluted-pro forma                                  $0.23       $0.34        $0.66       $0.68

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

7.  COMMITMENTS AND CONTINGENCIES

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

In April 2005, we were notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a complaint against us alleging unfair trade practices. Neat, one of several resellers of our products in South Korea, was terminated by us in September 2003. The KFTC is currently interviewing both parties and will determine whether to proceed with a formal investigation. We believe that the complaint is without merit and will defend ourselves vigorously in the event that the KFTC determines to proceed with a formal investigation. Our business in South Korea represented less than 1% of our total revenues for 2004. Because we cannot predict the outcome of this matter at this time, no costs have been accrued for this possible loss contingency.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of June 30, 2005, of $3.5 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of June 30, 2005, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a very limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2005 and December 31, 2004, Avid's maximum recourse exposure totaled approximately $14.1 million and $17.2 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and also because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates compared to the funded amount outstanding at period end. At June 30, 2005 and December 31, 2004, the Company's accrual for estimated losses was $1.9 million and $2.2 million, respectively.

Avid provides warranty on hardware sold through its Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio segment, Avid provides warranty on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year but can extend up to five years depending on the manufacturer's warranty or local law.

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                                 Six Months Ended
                                                   June 30, 2005
                                                ------------------

    Accrual balance at December 31, 2004                   $2,261

    Accruals for product warranties                         2,244
    Cost of warranty claims                                (1,727)
                                                ------------------
    Accrual balance at June 30, 2005                       $2,778
                                                ==================

8.  COMPREHENSIVE INCOME

Total comprehensive income, net of taxes, consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):


                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                              -----------------------  -----------------------
                                                  2005        2004         2005        2004
                                              ----------- -----------  -----------  ----------
Net income                                       $13,566     $15,473      $33,312     $30,213
Net changes in:
 Foreign currency translation adjustment          (1,923)       (803)      (3,186)     (1,383)
 Unrealized gains (losses) on securities              74        (362)         135        (306)
                                              ----------- -----------  -----------  ----------
Total comprehensive income                       $11,717     $14,308      $30,261     $28,524
                                              =========== ===========  ===========  ==========

9. SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to two reportable segments: Video and Film Editing and Effects, and Audio. The following is a summary of the Company's operations by reportable segment (in thousands):

                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                        -------------------------  ------------------------
                                            2005          2004         2005         2004
                                        ------------  -----------  ------------  ----------
Video and Film Editing and Effects:
     Net revenues                           $94,984      $96,431      $199,469    $188,410
     Operating income                        $7,083       $7,967       $22,198     $21,311
Audio:
     Net revenues                           $65,067      $43,455      $126,583     $78,850
     Operating income                        $8,465       $8,160       $16,332     $10,055
Combined Segments:
     Net revenues                          $160,051     $139,886      $326,052    $267,260
     Operating income                       $15,548      $16,127       $38,530     $31,366

The following table reconciles operating income for reportable segments to the total consolidated amounts for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

                                                             Three Months Ended      Six Months Ended
                                                                  June 30,               June 30,
                                                          ----------------------- -----------------------
                                                             2005         2004       2005        2004
                                                          ----------  ----------- -----------  ----------
Total operating income for reportable segments              $15,548      $16,127     $38,530     $31,366
 Unallocated amounts:
   Stock-based compensation                                    (601)           -      (1,372)          -
   Amortization of acquisition-related intangible assets     (1,875)        (549)     (3,748)       (988)
                                                          ----------  ----------- -----------  ----------
Consolidated operating income                               $13,072      $15,578     $33,410     $30,378
                                                          ==========  =========== ===========  ==========

10.  RESTRUCTURING AND OTHER COSTS, NET

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The Daly City estimate was revised, and an additional charge of $1.5 million was recorded in the fourth quarter of 2003.

The Company recorded the December 2003 and 2002 charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the estimated remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other current liabilities, for the six months ended June 30, 2005 (in thousands):

Accrual balance at December 31, 2004      $3,534

Cash payments, net                          (702)
                                      ------------
Accrual balance at June 30, 2005          $2,832
                                      ============

The leases, and payments against the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e. beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. On April 14, 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS No. 123R. Under the new rule, SFAS No. 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"); modified retrospective application ("MRA") to all prior periods; or MRA to only interim periods of the year of adoption. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the FAS 123R measurement model. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. The Company has also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

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

        An important part of our strategy for the past few years has included expanding and enhancing our product lines and increasing revenues through both acquisitions and internal development of products. In January 2004, we acquired Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries. This acquisition expands our offering in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN has been integrated into our Video segment. In August 2004, we completed the acquisition of California-based M-Audio, a leading provider of digital audio and MIDI solutions for musicians and audio professionals. We have integrated M-Audio into our Audio segment and are marketing its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. Finally, in September 2004, we acquired Avid Nordic AB, a Sweden-based exclusive reseller of our products operating in the Nordic and Benelux regions of Europe. This acquisition allows us to directly serve customers in this region.

        On March 20, 2005, we entered into a definitive agreement to acquire California-based Pinnacle Systems, Inc. Pinnacle is a supplier of digital video products to a variety of customers, ranging from individuals with little or no experience, to broadcasters with specific and sophisticated requirements. Under the terms of the agreement, Pinnacle shareholders will receive 0.0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. At closing, it is expected that Avid will issue approximately 6.2 million shares and pay $71.3 million in cash to Pinnacle shareholders. On July 27, 2005, both Avid and Pinnacle shareholders approved proposals necessary to allow Avid's acquisition of Pinnacle to move forward. The transaction is expected to close in the third quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note B of the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

Net Revenues

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Video and Audio. These business units are at the level for which separate financial information is available and evaluated regularly by us when deciding how to allocate resources and assessing performance. As such, our business units represent our reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

        The following is a summary of our net revenues by segment for the three- and six-month periods ended June 30, 2005 and 2004 (dollars in thousands):

                                                            Three Months Ended June 30,
                                     ------------------------------------------------------------------------
                                        2005         % of         2004         % of
                                         Net     Consolidated      Net     Consolidated            % Change
                                      Revenues   Net revenues   Revenues   Net Revenues   Change  in revenues
                                     ----------- ------------- ----------- ------------- -------- -----------
Video and Film Editing and Effects
  Product Revenues:                     $76,727        47.9%      $80,814         57.8%  ($4,087)     (5.1%)
  Service Revenues:                      18,257        11.4%       15,617         11.1%    2,640      16.9%
                                     ----------- ------------- ----------- ------------- --------
      Total                              94,984        59.3%       96,431         68.9%   (1,447)     (1.5%)
                                     ----------- ------------- ----------- ------------- --------

Audio
  Product Revenues:                      64,707        40.5%       43,455         31.1%   21,252      48.9%
  Service Revenues:                         360         0.2%           --          0.0%      360     100.0%
                                     ----------- ------------- ----------- ------------- --------
      Total                              65,067        40.7%       43,455         31.1%   21,612      49.7%
                                     ----------- ------------- ----------- ------------- --------
Total Net Revenues:                    $160,051       100.0%     $139,886        100.0%  $20,165      14.4%
                                     =========== ============= =========== ============= ========


                                                            Six Months Ended June 30,
                                     ------------------------------------------------------------------------
                                        2005         % of         2004         % of
                                         Net     Consolidated      Net     Consolidated            % Change
                                      Revenues   Net revenues   Revenues   Net revenues   Change  in revenues
                                     ----------- ------------- ----------- ------------- -------- -----------
Video and Film Editing and Effects
  Product Revenues:                    $162,867        50.0%     $159,003         59.5%   $3,864       2.4%
  Service Revenues:                      36,602        11.2%       29,407         11.0%    7,195      24.5%
                                     ----------- ------------- ----------- ------------- --------
      Total                             199,469        61.2%      188,410         70.5%   11,059       5.9%
                                     ----------- ------------- ----------- ------------- --------

Audio
  Product Revenues:                     125,945        38.6%       78,850         29.5%   47,095      59.7%
  Service Revenues:                         638         0.2%           --          0.0%      638     100.0%
                                     ----------- ------------- ----------- ------------- --------
      Total                             126,583        38.8%       78,850         29.5%   47,733      60.5%
                                     ----------- ------------- ----------- ------------- --------
Total Net Revenues:                    $326,052       100.0%     $267,260        100.0%  $58,792      22.0%
                                     =========== ============= =========== ============= ========

        We estimate that 75%, or $3.1 million, of the decrease in net product revenues in our Video segment in the three-month period ended June 30, 2005 as compared to the same period in 2004, was related to decreased unit sales volume of certain key products. The decrease in unit sales volume is due in part to new product or feature delays, which impact both product sales as well as the timing of recognition of revenue for solutions sales pending release of the new product or feature. The remaining 25%, or $1.0 million decrease in net product revenues is attributed to lower average selling prices of our products. Average selling prices include the mix of products (high or low-end) sold, impact of changes in foreign currency exchange rates and the impact of price changes and discounting. We estimate that 38%, or $1.5 million, of the increase in net product revenues in our Video segment in the six-month period ended June 30, 2005 as compared to the same period in 2004 was related to increased unit sales volume of our products. The remaining 62%, or $2.4 million, increase in net product revenues is attributed to higher average selling prices of our products.

        For the Audio segment, 91% and 82%, or $19.6 million and $39.2 million of the increase in net revenues for the three- and six-month periods ended June 30, 2005, respectively, was due to M-Audio, which was acquired in August 2004. We also saw increases in our core Digidesign Pro Tools products for the professional and home markets in the three- and six-month periods ended June 30, 2005 as compared to the same periods in 2004.

        For the three- and six-month periods ended June 30, 2005, the increase in service revenues comes primarily from increases in maintenance contracts sold on our products as well as increased professional services such as installation services provided in connection with large broadcast news deals.

        Net revenues derived through indirect channels were 69% and 71% for the three month periods ended June 30, 2005 and 2004, respectively. Indirect channel revenues were 68% and 73% of net revenues for the six-month periods ended June 30, 2005 and 2004. The increase in direct selling from 2004 to 2005 for both the three- and six- month periods was due primarily to the acquisition of Avid Nordic AB in September 2004 and to the growth in sales to our broadcast news customers, which are generally direct sales.

        For both the three- and six-month periods ended June 30, 2005, international sales (i.e. sales to customers outside the United States) accounted for 54% and 55%, respectively, of our net revenues compared to 51% and 49%, respectively, for the same periods in 2004. International sales increased by $15.3 million or 22% and $48.5 million or 37% for the three- and six-months periods ended June 30, 2005, respectively, from the corresponding 2004 periods. The increase in international sales in 2005 occurred in all regions including Europe, Asia, Canada and Latin America, and was primarily due to an increased number of large broadcast deals in those regions.

 Gross Profit

        Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing, and distribution of finished products; warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and royalties for third-party software included in our products. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange rate fluctuations.

        The following is a summary of our cost of revenues and gross margin percentages for the three-month and six-month periods ended June 30, 2005 and 2004 (dollars in thousands):

                                                  Three Months Ended June 30,
                              -----------------------------------------------------------------------

                                        % of Net                     % of Net
                                        Related    Gross             Related    Gross    Gross Margin
                                2005    Revenues  Margin %    2004   Revenues  Margin %    % Change
                              --------- -------- --------- --------- -------- --------- -------------
Product Cost of Revenues       $61,244    43.3%     56.7%   $52,152    42.0%     58.0%        (1.3%)
Service Cost of Revenues        10,027    53.9%     46.1%     8,843    56.6%     43.4%         2.7%
Amortization of Technology         282     0.2%       --         --     0.0%      0.0%          --
                              ---------                    ---------
      Total                    $71,553    44.7%     55.3%   $60,995    43.6%     56.4%        (1.1%)
                              =========                    =========



                                                    Six Months Ended June 30,
                              -----------------------------------------------------------------------

                                        % of Net                     % of Net
                                        Related    Gross             Related    Gross    Gross Margin
                                2005    Revenues  Margin %    2004   Revenues  Margin %    % Change
                              --------- -------- --------- --------- -------- --------- -------------
Product Cost of Revenues      $122,141    42.3%     57.7%   $98,666    41.5%     58.5%        (0.8%)
Service Cost of Revenues        20,097    54.0%     46.0%    16,432    55.9%     44.1%         1.9%
Amortization of Technology         563     0.2%       --         --     0.0%      0.0%          --
                              ---------                    ---------
      Total                   $142,801    43.8%     56.2%  $115,098    43.1%     56.9%        (0.7%)
                              =========                    =========

        The decreases in the product gross margin for the three- and six-month periods ended June 30, 2005, as compared to the same period in 2004, reflect primarily the change in product mix due to the acquisition of M-Audio, as well as increased price reductions and promotions, which were partially offset by favorable impacts of foreign currency exchange rates on revenues. The service gross margin increase for the three-and six-month periods ended June 30, 2005 as compared to the same periods in 2004 primarily reflects increased service revenue volume. Our service cost infrastructure, which is primarily personnel-related, did not grow at the same rate as the revenues.

Research and Development

                                     Three Months Ended June 30,
                            -----------------------------------------------
                                        (dollars in thousands)
                               2005        2004
                             Expenses    Expenses     Change     % Change
                            ----------- ----------- ----------- -----------

Research and Development:      $24,909      $22,924     $1,985        8.7%

Percentage of Net Revenues:      15.6%        16.4%     (0.8%)

                                      Six Months Ended June 30,
                            -----------------------------------------------
                                        (dollars in thousands)
                               2005        2004
                             Expenses    Expenses     Change     % Change
                            ----------- ----------- ----------- -----------

Research and Development:      $49,588      $45,216     $4,372        9.7%

Percentage of Net Revenues:      15.2%        16.9%     (1.7%)

        Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses. For the three- and six-month periods ended June 30, 2005, the increase in research and development expenditures was primarily due to higher personnel-related costs, including the acquisition of M-Audio in August 2004, and higher consulting fees, partially offset by lower hardware development costs. Research and development expenses decreased as a percentage of net revenues primarily as a result of the higher revenue base in 2005 compared to 2004.

Marketing and Selling

                                       Three Months Ended June 30,
                             -----------------------------------------------
                                         (dollars in thousands)
                                2005        2004
                              Expenses    Expenses     Change     % Change
                             ----------- ----------- ----------- -----------

Marketing and Selling           $40,163      $33,656     $6,507       19.3%

Percentage of Net Revenues:       25.1%        24.1%       1.0%


                                        Six Months Ended June 30,
                             -----------------------------------------------
                                         (dollars in thousands)
                                2005        2004
                              Expenses    Expenses     Change     % Change
                             ----------- ----------- ----------- -----------

Marketing and Selling           $79,810      $63,510    $16,300       25.7%

Percentage of Net Revenues:       24.5%        23.8%       0.7%

        Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses and facilities costs. For the three- and six-month periods ended June 30, 2005, the increase in marketing and selling expenses was primarily due to higher personnel-related costs, including salaries and related taxes and benefits, in large part due to the acquisitions of M-Audio and Avid Nordic in the third quarter of 2004. In the second quarter of 2005, these increases were partially offset by lower net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, than we had in the second quarter of 2004. The percentage increase in marketing and selling expense was due to the reasons discussed above, with the impact being lessened by the higher revenue base in 2005.

General and Administrative

                                        Three Months Ended June 30,
                               -----------------------------------------------
                                           (dollars in thousands)
                                  2005        2004
                                Expenses    Expenses     Change     % Change
                               ----------- ----------- ----------- -----------

General and Administrative         $8,761       $6,184     $2,577       41.7%

Percentage of Net Revenues:          5.5%         4.4%       1.1%

                                         Six Months Ended June 30,
                               -----------------------------------------------
                                           (dollars in thousands)
                                  2005        2004
                                Expenses    Expenses     Change     % Change
                               ----------- ----------- ----------- -----------

General and Administrative        $17,258      $12,070     $5,188       43.0%

Percentage of Net Revenues:          5.3%         4.5%       0.8%

        General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs. For the three and six-month periods ended June 30, 2005, the increase in general and administrative expenditures in 2005 was primarily due to higher personnel-related costs, including our acquisition of M-Audio in August 2004. We also incurred higher audit fees as a result of complying with the Sarbanes-Oxley Act of 2002. The percentage increase in general and administrative expense was due to the increases discussed above, with the impact being lessened by the higher revenue base in 2005.

Amortization of Acquisition-Related Intangible Assets

                                            Three Months Ended June 30,
                                        -------------------------------------
                                               (dollars in thousands)
                                           2005         2004        Change
                                        ------------ ------------ -----------

Amortization of Intangible Assets:          $1,875        $549      $1,326

Percentage of Net Revenues:                   1.2%        0.4%        0.8%


                                              Six Months Ended June 30,
                                        -------------------------------------
                                               (dollars in thousands)
                                           2005         2004        Change
                                        ------------ ------------ -----------

Amortization of Intangible Assets:           $3,748        $988      $2,760

Percentage of Net Revenues:                    1.1%        0.4%        0.7%

        Included in amortization of intangible assets for the three- and six-month periods ended June 30, 2005 is $0.3 million and $0.6 million, respectively, that is recorded within cost of revenues. Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets. These assets are amortized using the straight-line method over periods ranging from two to twelve years. The increase in amortization expense of $1.3 million and $2.8 million for the three-month and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004 reflects acquisitions that occurred during 2004 as discussed below. Excluding the impact of the proposed Pinnacle acquisition, we would expect amortization of acquisition-related intangibles to continue through the remainder of 2005 at approximately the same level as in the six months ended June 30, 2005.

        In January 2004, we acquired NXN Software GmbH, a provider of asset and production management systems for the entertainment and computer graphics industries, for cash consideration of euro 35 million ($43.7 million), less cash acquired. As part of the purchase accounting allocation, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name, of which $1.2 million were written off in December 2004 due to an impairment of the customer relationships and tradename.

        In August 2004, we acquired M-Audio, a provider of digital audio and MIDI (Musical Instrument Digital Interface) solutions for musicians and audio professionals, for cash, net of cash acquired, of $79.6 million and stock and stock options with a fair value of $96.5 million. As part of the purchase accounting allocation, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. In September 2004, we acquired Avid Nordic AB, an exclusive reseller of our products, for cash, net of cash acquired, of euro
6.1 million ($7.4 million). As part of the purchase accounting allocation, we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships.

Other Income (Expense), Net

                                             Three Months Ended June 30,
                                         ------------------------------------
                                                (dollars in thousands)
                                             2005       2004       Change
                                         ----------- ---------- -------------

Other Income and Expense, Net:               $1,179       $595         $584

Percentage of Net Revenues:                    0.7%       0.4%         0.3%


                                               Six Months Ended June 30,
                                         ------------------------------------
                                                 (dollars in thousands)
                                             2005        2004       Change
                                         ----------- ---------- -------------

Other Income and Expense, Net:               $2,016        $35      $1,981

Percentage of Net Revenues:                    0.6%      (0.0%)       0.6%

        Other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company. The increase in other income and expense, net for the three-month period ended June 30, 2005 was primarily due to increased interest income earned in the second quarter of 2005 on higher average cash and marketable securities balances.

        The increase in other income and expense, net for the six-month period ended June 30, 2005 was primarily due to a charge in 2004 of $1.1 million related to the settlement of a lawsuit, as well as increased interest income earned in the first half of 2005 due to higher average interest rates.

Provision for Income Taxes, Net

                                             Three Months Ended June 30
                                   ---------------------------------------------
                                      2005        2004       Change     % Change
                                   ---------- ----------- ----------- ----------

Provision for income taxes, net        $685         $700      ($15)       -2.1%

As a percentage of net revenues        0.4%         0.5%      -0.1%      -20.0%


                                              Six Months Ended June 30
                                   ---------------------------------------------
                                      2005        2004       Change     % Change
                                   ---------- ----------- ----------- ----------

Provision for income taxes, net       $2,114        $200      $1,914        957%

As a percentage of net revenues         0.6%        0.0%        0.6%        766%

        Our effective tax rate was 4.8% and 4.3% for the three month periods ended June 30, 2005 and 2004, respectively. The effective tax rate for the six month periods ended June 30, 2005 and 2004, respectively, was 6.0% and 0.7%. The net tax provision for the six month period ended June 30, 2005 reflected a tax provision of $2.5 million, partially offset by $0.3 million of a tax benefit related to the amortization of non-deductible acquisition-related intangible assets. The net tax provision for the six month period ended June 30, 2004 reflected a tax provision of $1.4 million, partially offset by the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitation on that reserve item. The tax provisions for the six month periods ended June 30, 2005 and 2004 were substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits.

         The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes," requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of June 30, 2005, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets of our Irish manufacturing operations. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, we now have a non-cash provision for income taxes related to our Irish operations.

        Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital. If the valuation allowance were to be removed in its entirety, a non-cash reduction in income tax expense and a credit to paid in capital would be recorded in the period of removal. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect an increase in income tax expense which would be on a non-cash basis until such time as our deferred tax assets are all used to reduce current taxes payable.

        Excluding the impact of the valuation allowance, our effective tax rate would have been 32% for the three month periods ended June 30, 2005 and 2004. This rate differs from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions which have lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations to date through both private and public sales of equity securities, including stock option exercises from our employee stock plans, as well as through cash flows from operations. As of June 30, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $192.6 million.

        With respect to cash flow, net cash provided by operating activities was $38.2 million for the six months ended June 30, 2005 compared to $36.1 million for the same period in 2004. During the six months ended June 30, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenues, partially offset by an increase in inventories and a decrease in accrued expenses. During the six months ended June 30, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenues and a decrease in inventories, partially offset by an increase in accounts receivable.

        At June 30, 2005 and December 31, 2004, we held inventory in the amounts of $63.5 million and $53.9 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase from December 31, 2004 was primarily attributable to in-transit inventory from Audio contract manufacturers, resulting from a switch to a lower-cost shipping method (specifically using more ocean freight as apposed to air freight), as well as a build-up of stockroom inventory in certain locations due to lower than anticipated revenues. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write-down the inventories to reflect their estimated realizable value.

        Accounts receivable increased by $1.6 million to $99.1 million at June 30, 2005 from $97.5 million at December 31, 2004. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 50 days at December 31, 2004 to 56 days at June 30, 2005. The increase in days sales outstanding was primarily attributable to the relative proportion of solution sales in each period, which were higher in the December quarter than the June quarter due to new product delays mentioned above. These sales are typically paid prior to recognition and therefore have a positive impact on days sales outstanding in the period when revenue is recognized.

        Net cash flow used in investing activities was $1.4 million for the six months ended June 30, 2005 compared to $50.5 million for the same period in 2004. We purchased $8.2 million of property and equipment during the six months ended June 30, 2005 compared to $6.5 million in the same period of 2004. Purchases of property and equipment in both 2005 and 2004 were primarily of computer hardware and software to support research and development activities and our information systems. Our full year capital spending for 2005, excluding the impact of the pending Pinnacle acquisition, is currently expected to be approximately $16.0 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event that we enter into strategic business acquisitions or for other reasons. During the six months ended June 30, 2004, we expended cash of $42.9 million for the purchase of NXN Software GmbH. During this period, we also made a second payment of $1.0 million for our 2003 acquisition of Bomb Factory Digital, after resolution of acquisition-related contingencies. We expect the cash payment for the Pinnacle acquisition to be approximately $71.3 million upon closing, which is currently expected in the third quarter of 2005.

        During the six months ended June 30, 2005 and 2004, we generated cash of $8.9 million and $11.8 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, as of June 30, 2005 we have future cash obligations of approximately $16.9 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $2.8 million at June 30, 2005 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. This restructuring accrual requires significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. All restructuring related payments will be funded through working capital.

        Our cash requirements vary depending upon factors such as our planned growth, capital expenditures, the possible acquisition of businesses or technologies complementary to our business, and obligations under past restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e. beginning January 1, 2006). We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

        On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in our financial statements. On April 14, 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS No. 123R. Under the new rule, SFAS No. 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"); modified retrospective application ("MRA") to all prior periods; or MRA to only interim periods of the year of adoption. We intend to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the FAS 123R measurement model. Although we have not finalized our analysis, we expect that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if we had historically applied the fair value recognition provisions of SFAS No. 123 to stock based employee awards.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, we believe that we have the information necessary to make an informed decision on the impact of the Act. Based on the information available, we have determined that our cash position in the U.S. is sufficient to fund anticipated needs. We also believe that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, we do not currently plan to repatriate any income earned abroad. We have also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of our operations and/or cash requirements in the U.S.

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

We may not be able to realize the expected benefits of our proposed merger with Pinnacle Systems, Inc.

        As a result of our proposed merger with Pinnacle Systems, Inc., which we expect to close in the third quarter of 2005, we will face challenges in several areas of our business.

        Existing or potential customers of Pinnacle and our existing and potential customers may, in response to the consummation of the merger, delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase their respective products or to reduce or eliminate current products because of perceived or actual conflicts of interest or doubts about the combined company's ability to provide products in a satisfactory manner. As a result, revenues that may have ordinarily been received by us or Pinnacle may be delayed or not earned at all. In addition, current and prospective Pinnacle employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key personnel. Difficulties with respect to existing and potential customers or Pinnacle employees could have a material adverse effect on our business following the merger.

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

        Finally, completion of the proposed merger requires various closing conditions to be satisfied. No assurance can be given that all required closing conditions will be satisfied, or that the Pinnacle merger will be completed.

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

New environmental regulations could negatively impact our future operating results.

        The European Union has finalized the Waste Electrical and Electronic Equipment ("WEEE") Directive, which makes producers, importers, and/or distributors of specified electronic products, including certain Avid products, responsible for the collection, recycling, treatment, and disposal of covered products. The WEEE Directive is expected to become effective in August 2005, although to date not all EU countries have adopted rules implementing the Directive. The European Union has also passed the Restriction of Hazardous Substances Directive, or the RoHS Directive, which places restrictions on lead and certain other substances contained in specified electronic products, including certain Avid products, sold in the European Union after June 2006. While the cost of compliance with these Directives cannot be determined before the member states issue their final implementation guidance, the potential costs could be significant and could adversely affect our future operating results.

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

        At June 30, 2005, we had $23.5 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Japanese yen, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three month period ended June 30, 2005, net gains resulting from forward-exchange contracts of $2.6 million were included in results of operations, offset by net transaction and re-measurement losses on the related asset and liabilities of $2.7 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At June 30, 2005, we held $192.6 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, municipal obligations, asset-backed securities, commercial paper and U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In April 2005, we were notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a complaint against us alleging unfair trade practices. Neat, one of several resellers of our products in South Korea, was terminated by us in September 2003. The KFTC is currently interviewing both parties and will determine whether to proceed with a formal investigation. We believe that the complaint is without merit and will defend ourselves vigorously in the event that the KFTC determines to proceed with a formal investigation. Our business in South Korea represented less than 1% of our total revenues for 2004. Because we cannot predict the outcome of this matter at this time, no costs have been accrued for this possible loss contingency.


ITEM 6.     EXHIBITS

(a)     EXHIBITS

*10.1   Avid Technology, Inc. 2005 Stock Incentive Plan

*10.2 Consulting Agreement between Avid Technology, Inc. and Jay Anderson, dated July 25, 2005.

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

                                           Avid Technology, Inc.

Date:  August 8, 2005             By:  /s/ Paul J. Milbury
                                       -----------------------------
                                       Paul J. Milbury
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date:  August 8, 2005             By:  /s/ Carol L. Reid
                                       --------------------------
                                       Carol L. Reid
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------

*10.1   Avid Technology, Inc. 2005 Stock Incentive Plan

*10.2 Consulting Agreement between Avid Technology, Inc. and Jay Anderson, dated July 25, 2005.

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


---------------------
*documents filed herewith