Form 10-Q
period 2005-09-30
AVID TECHNOLOGY INC
filed 2005-11-14
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

                                 Yes X      No _____


        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                 Yes _____  No X


The number of shares outstanding of the registrant's Common Stock as of October 27, 2005 was 41,668,062.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

  a)  Condensed Consolidated Statements of Operations (unaudited)
      for the three and nine months ended September 30, 2005 and 2004.......1

  b)  Condensed Consolidated Balance Sheets (unaudited) as of
      September 30, 2005 and December 31, 2004..............................2

  c)  Condensed Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended September 30, 2005 and 2004.................3

  d)  Notes to Condensed Consolidated Financial Statements (unaudited)......4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................16

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk..........36

ITEM 4.  Controls and Procedures............................................37

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................38

ITEM 4.  Submission of Matters to a Vote of Security Holders................38

ITEM 6.  Exhibits...........................................................39

SIGNATURES..................................................................40

EXHIBIT INDEX...............................................................41

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            Septmeber 30,
                                                         ------------------------ -----------------------
                                                            2005         2004        2005        2004
                                                         -----------  ----------- ----------- -----------
Net revenues:
 Product                                                   $183,515     $131,550    $472,327    $369,403
 Services                                                    20,905       15,824      58,145      45,231
                                                         -----------  ----------- ----------- -----------
  Total net revenues                                        204,420      147,374     530,472     414,634
                                                         -----------  ----------- ----------- -----------

Cost of revenues:
 Product                                                     82,133       54,242     204,274     152,907
 Services                                                    11,587        8,603      31,684      25,036
 Amortization of intangible assets                            3,854          127       4,417         127
                                                         -----------  ----------- ----------- -----------
  Total cost of revenues                                     97,574       62,972     240,375     178,070

                                                         -----------  ----------- ----------- -----------
  Gross profit                                              106,846       84,402     290,097     236,564
                                                         -----------  ----------- ----------- -----------

Operating expenses:
  Research and development                                   29,636       23,879      79,225      69,096
  Marketing and selling                                      44,601       32,009     120,895      93,354
  General and administrative                                 12,188        9,266      32,961      23,500
  In-process research and development                        32,390            -      32,390           -
  Restructuring costs                                         1,997            -       1,997           -
  Amortization of intangible assets                           2,544          988       5,729       1,976
                                                         -----------  ----------- ----------- -----------
    Total operating expenses                                123,356       66,142     273,197     187,926
                                                         -----------  ----------- ----------- -----------

Operating income (koss)                                     (16,510)      18,260      16,900      48,638

Interest income                                               1,618          718       3,478       1,856
Interest expense                                                (66)        (105)       (255)       (250)
Other income (expense), net                                     167           38         512        (920)
                                                         -----------  ----------- ----------- -----------
Income (loss) before income taxes                           (14,791)      18,911      20,635      49,324

Provision for (benefit from) income taxes                     2,966          (63)      5,080         137
                                                         -----------  ----------- ----------- -----------

Net income (loss)                                          ($17,757)     $18,974     $15,555     $49,187
                                                         ===========  =========== =========== ===========

Net income (loss) per common share - basic                   ($0.46)       $0.58       $0.43       $1.54

Net income (loss) per common share - diluted                 ($0.46)       $0.54       $0.41       $1.43

Weighted average common shares outstanding - basic           38,935       32,737      36,381      31,857

Weighted average common shares outstanding - diluted         38,935       35,033      38,217      34,374


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                       September 30,   December 31,
                                                           2005           2004
                                                       -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                                $113,739         $79,058
 Marketable securities                                     114,900          76,361
 Accounts receivable, net of allowances of
   $21,399 and $9,334 at September 30, 2005
   and December 31, 2004, respectively                     127,743          97,536
 Inventories                                                93,219          53,946
 Current deferred tax assets, net                              600             653
 Prepaid expenses                                           10,030           7,550
 Other current assets                                       13,726          11,204
                                                      -------------  -------------
  Total current assets                                     473,957         326,308

Property and equipment, net                                  39,237         29,092
Goodwill                                                    395,832        165,803
Intangible assets, net                                      128,751         46,884
Long-term deferred tax assets, net                            4,399          4,184
Other assets                                                  5,147          3,963
                                                       -------------  -------------
  Total assets                                           $1,047,323       $576,234
                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $38,335        $26,517
 Accrued compensation and benefits                           31,831         30,468
 Accrued expenses and other current liabilities              65,365         34,902
 Income taxes payable                                        15,938          9,357
 Deferred revenues                                           70,514         48,680
                                                       -------------  -------------
  Total current liabilities                                 221,983        149,924

Long-term liabilities                                        11,736          1,689
                                                       -------------  -------------
  Total liabilities                                         233,719        151,613
                                                       -------------  -------------

Contingencies (Note 7)

Stockholders' equity:
 Common stock                                                   417            348
 Additional paid-in capital                                 920,596        546,849
 Accumulated deficit                                       (107,220)      (122,775)
 Deferred compensation                                       (2,308)        (4,392)
 Accumulated other comprehensive income                       2,119          4,591
                                                       -------------  -------------
  Total stockholders' equity                                813,604        424,621
                                                       -------------  -------------
  Total liabilities and stockholders' equity             $1,047,323       $576,234
                                                       =============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   2005             2004
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $15,555         $49,187
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                       21,971          10,931
  Provision for doubtful accounts                                        687              91
  In-process research and development                                 32,390              --
  Gain on disposal of fixed assets                                       (55)             --
  Compensation expense from stock grants and options                   2,042             583
  Equity in income of non-consolidated company                          (254)            (85)
  Changes in deferred tax assets and liabilities,
   excluding effects of acquisitions                                    (363)             --
  Changes in operating assets and liabilities, excluding
   effects of acquisitions:
   Accounts receivable                                               (23,516)        (14,281)
   Inventories                                                       (16,744)           (715)
   Prepaid expenses and other current assets                           2,348             956
   Accounts payable                                                      530           3,774
   Income taxes payable                                                3,783           1,156
   Accrued expenses, compensation and benefits                        (9,172)          2,236
   Deferred revenues                                                  10,103           3,301
---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                            39,305          57,134
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (12,916)         (9,805)
 Payments for other long-term assets                                    (782)           (485)
 Payments for business acquisitions, including transaction
  costs, net of cash acquired                                         (5,049)       (135,205)
 Cash received in business acquisition, including transaction
  costs, net of cash paid                                             24,942             --
 Purchases of marketable securities                                  (68,153)        (45,808)
 Proceeds from sales of marketable securities                         47,618          86,981
---------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                               (14,340)       (104,322)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                   (64)           (492)
 Proceeds from issuance of common stock under employee stock plans    10,995          13,215
---------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,931          12,723
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents          (1,215)           (924)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  34,681         (35,389)
Cash and cash equivalents at beginning of period                      79,058          77,123
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $113,739         $41,734
---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.        FINANCIAL INFORMATION
ITEM 1D.       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)


1.     FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly-owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2004 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2004 in its 2004 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

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

In connection with preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify its investments in auction rate securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $25.5 million of auction rate securities at December 31, 2003, and to include such amounts as marketable securities. As a result, cash used in investing activities decreased by $25.5 million for the nine months ended September 30, 2004. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows for the nine-month period ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities. This change in classification does not affect previously reported cash flows from operations or from financing activities.

During the three months ended September 30, 2005, the Company began classifying certain European administrative expenses as general and administrative expense rather than marketing and selling expense in the consolidated statement of operations. The Company had previously classified these expenses as marketing and selling because the costs were primarily related to support the sales function in Europe. Due to changes in the Company's business and the acquisitions of Pinnacle, M-Audio and NXN that have occurred since January 2004, the general and administrative group in Europe is supporting all functional areas of the business. Therefore, the Company concluded that it was appropriate to reclassify such expenses. The corresponding amounts for all periods prior to the current quarter have been reclassified to conform to the current quarter presentation. For the six months ended June 30, 2005, the Company reclassified $3.5 million from marketing and selling expense to general and administrative expense. For the three- and nine-month periods ended September 30, 2004, the Company reclassified $1.6 million and $3.7 million respectively, from marketing and selling expense to general and administrative expense.

2.  NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows
(in thousands, except per share data):

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,           September 30,
                                                         -----------------------  ---------------------
                                                             2005        2004        2005       2004
                                                         -----------  ----------  ---------- ----------
Net income (loss)                                         ($17,757)     $18,974     $15,555    $49,187
                                                         ===========  ==========  ========== ==========

Weighted average common shares outstanding - basic          38,935       32,737      36,381     31,857
Weighted average potential common stock:
 Options                                                         -        2,296       1,722      2,517
 Warrant                                                         -            -         114          -
                                                         -----------  ----------  ---------- ----------
Weighted average common shares outstanding - diluted        38,935       35,033      38,217     34,374
                                                         ===========  ==========  ========== ==========

Net income (loss) per common share - basic                  ($0.46)       $0.58       $0.43      $1.54
Net income (loss) per common share - diluted                ($0.46)       $0.54       $0.41      $1.43


For the three- and nine-month periods ended September 30, 2005 and 2004, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  ----------------------  ----------------------
                                     2005        2004        2005        2004
                                  ----------  ----------  ----------  ----------
                                                 (in thousands)
  Options                             4,230         242         786         191
  Warrant                             1,155       1,155           -       1,155
                                  ----------  ----------  ----------  ----------
Total anti-dilutive common stock
 options and warrant                  5,385       1,397         786       1,346
                                  ==========  ==========  ==========  ==========

3.     ACQUISITIONS

Pinnacle

On August 9, 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc. ("Pinnacle"), a supplier of digital video products to customers ranging from individuals to broadcasters. Under the terms of the agreement, Pinnacle common shareholders received 0.0869 of a share of Avid common stock plus $1.00 in cash for each share of Pinnacle common stock outstanding at the closing of the transaction. In total, Avid paid $72.1 million in cash and issued
6.2 million shares of common stock, resulting in common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. The price used to value the Avid shares issued as partial consideration for Pinnacle was $58.09 per share of Avid common stock, which represents the five-day average closing price of the stock during the period beginning two days before and ending two days after the merger announcement date of March 21, 2005. Avid also incurred $6.0 million of transaction costs.


The Company has integrated Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, within its Professional Film, Video and Broadcast segment and has formed a new Consumer Video segment that will offer Pinnacle's consumer products, including Pinnacle Studio(TM) and other products. The Company has performed a preliminary allocation of the total purchase price of $441 million to the net tangible and intangible assets of Pinnacle based on their fair values as of the consummation of the acquisition. The determination of these fair values included Avid management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. The purchase price allocation as of September 30, 2005 is considered preliminary and a final determination of the fair value of assets acquired and liabilities assumed, including management's restructuring plan, will be made upon the finalization of Avid's planned integration activities, which is expected in the fourth quarter of 2005. The following table summarizes the preliminary purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and marketable securities                            $120,164
Accounts receivable, net                                     9,312
Inventories                                                 20,099
Other current assets                                         7,859
Property and equipment and other long-term assets           12,413
Identifiable intangible assets:
  Customer relationships                                    34,400
  Trade name                                                15,200
  Developed technology                                      41,200
  In-process research and development                       32,300
Goodwill                                                   225,207
                                                     --------------
Total assets acquired                                      518,154
                                                     --------------

Accounts payable                                           (11,069)
Accrued expenses and other current liabilities             (44,587)
Deferred revenue and deposits                              (11,493)

Long-term deferred tax liabilities, net                    (10,110)
                                                     --------------
Total liabilities assumed                                  (77,259)
                                                     --------------
Net assets acquired                                       $440,895
                                                     ==============


The identifiable intangible assets are being amortized over their estimated useful lives of six to seven years for customer relationships, seven years for the trade name, and two to three years for the developed technology. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful lives. Amortization expense for the current quarter for these intangibles and accumulated amortization at September 30, 2005 was $4.5 million.

The allocation of $32.3 million to in-process research and development ("R&D") was determined through management's consideration of a valuation prepared by an independent valuation specialist. This in-process R&D represents product development efforts that were underway at Pinnacle at the time of acquisition, for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) the detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. Upon the acquisition, Pinnacle did not have a completed product design or working model for the in-process technology and the Company believes that there is no future alternative use for such technology beyond the stated purpose of the specific R&D project; therefore the in-process R&D of $32.3 million was expensed during the three months ended September 30, 2005.

Based on the preliminary purchase price allocation, the goodwill of $225 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid video products. Of the total $225 million of goodwill, $90 million has been assigned to the Company's Professional Film, Video and Broadcast segment, and $135 million has been assigned to the newly formed Consumer Video segment. This amount allocated to goodwill will be finalized in conjunction with the finalization of the purchase price allocation and the Company's integration activities. This goodwill will not be amortized, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This goodwill is not deductible for tax purposes.

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers, for cash of (euro) 4 million ($4.9 million) plus transaction costs of $0.2 million. The purchase price was allocated as follows:
($0.6 million) to net liabilities assumed, $1.2 million to identifiable intangible assets, $0.1 million to in-process research and development, and the remaining $4.4 million to goodwill. The identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. The goodwill of $4.4 million, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company's Audio segment and is not deductible for tax purposes.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Wizoo of up to (euro) 1.0 million ($1.2 million), contingent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, will be recorded as additional purchase consideration, allocated to goodwill. As of September 30, 2005, none of the engineering milestones have been met; therefore, no amount has been recorded as additional purchase price.

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

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million, contingent upon the operating results of M-Audio through December 31, 2005. These payments, if required, will be made through the issuance of additional Avid shares or options based on the ten-day average closing price of the stock ending two days prior to the date the earn-out shares are distributed. Any such additional Avid shares issued to the former shareholders of M-Audio will be recorded as additional purchase price allocated to goodwill. Any such additional Avid options issued to former option holders of M-Audio will be recorded as stock-based compensation expense because future service is required for it to be earned. As of September 30, 2005, no additional shares or options are due and thus, no amount has been recorded as additional purchase price.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid's Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $1.2 million and $3.6 million for the three- and nine-month periods ended September 30, 2005, respectively and accumulated amortization of these intangible assets was $5.4 million at September 30, 2005. Also during the nine-month period ended September 30, 2005, the $122.0 million of goodwill was reduced by $1.2 million to $120.8 million due to the resolution of tax contingencies.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of (euro) 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The purchase price was allocated as follows:
$1.0 million to net assets acquired, $4.7 million to an identifiable intangible asset, and the remaining $2.0 million to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.2 million and $0.7 million for the three- and nine-month periods ended September 30, 2005, respectively and accumulated amortization of this asset was $1.0 million at September 30, 2005. During the quarter ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB.

As part of the purchase agreement, Avid was required to make additional payments to the former shareholders of Avid Nordic AB of up to (euro) 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005, with the payments to be recorded as additional purchase consideration, allocated to goodwill. Through the nine months ended September 30, 2005 the Company estimated that the maximum additional purchase consideration of (euro) 1.3 million ($1.6 million) had been earned and accordingly recorded an increase to goodwill of $1.6 million with a corresponding offset in accrued expenses.

NXN Software GmbH

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of
(euro) 35 million ($43.7 million) less cash acquired of $0.8 million. The total purchase price was allocated as follows: ($1.0 million) to net liabilities assumed, $7.2 million to identifiable intangible assets and the remaining $38.8 million to goodwill.

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years, and six years, respectively. Amortization expense relating to these intangibles was $0.3 million and $0.8 million for the three- and nine-month periods ended September 30, 2005, respectively and accumulated amortization of these assets was $1.7 million at September 30, 2005. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows reflecting the contract renegotiations and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. Also during the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Pinnacle, Wizoo, M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 as if the acquisitions of Pinnacle, M-Audio and NXN had occurred at the beginning of 2004. The Company's pro forma results of operations giving effect to the Wizoo and Avid Nordic AB acquisitions as if each had occurred at the beginning of 2004 is not included as it would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2004, or of future results.

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                       --------------------------   -------------------------
                                          2005          2004           2005         2004
                                       ------------ -------------   ------------ ------------
(In thousands, except per share data)
Net revenues                              $212,692      $219,544       $658,482     $677,125

Net income (loss)                          ($8,051)         $192         $2,709     ($19,218)

Net income (loss) per share:
 Basic                                      ($0.19)            -          $0.07       ($0.48)
 Diluted                                    ($0.19)            -          $0.06       ($0.48)


Included in the pro forma net income reported above for the nine-month period ended September 30, 2004 is a charge of $32.3 million for in-process research and development related to the Pinnacle acquisition.

4.     ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

                                            September 30,    December 31,
                                                2005            2004
                                           --------------   --------------
Accounts receivable                             $149,142         $106,870
Less:
Allowance for doubtful accounts                   (5,644)          (4,132)
Allowance for sales returns and rebates          (15,755)          (5,202)
                                           --------------   --------------
                                                $127,743          $97,536
                                           ==============   ==============

The allowance for doubtful accounts represents an allowance for estimated bad debt losses resulting from the inability of customers to make required payments for products or services. When evaluating the adequacy of this allowance, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. The allowance for sales returns and rebates, which includes allowances for estimated returns, exchanges and credits for price protection are provided as a reduction of revenues, in the same period that related revenues are recorded, based upon the Company's historical experience. To date, actual returns and other allowances have not differed materially from management's estimates. Allowances for rebates on purchases of certain products, or rebates based on purchasing volume, are also accounted for as reductions to revenue, in the same period that related revenues are recorded, or upon expected achievement of purchasing volumes. The increase in accounts receivable allowances is due primarily to the acquisition of Pinnacle in the third quarter of 2005 and the resulting inclusion of reserves for actual return rates and price protection programs for the new Consumer Video segment. The Pinnacle-related allowance for doubtful accounts and allowance for sales returns and rebates as of September 30, 2005 is $1.8 million and $10.6 million, respectively.

5.     INVENTORIES

Inventories consisted of the following (in thousands):

                              September 30,      December 31,
                                 2005                2004
                            ----------------   -----------------
       Raw materials                $29,514             $14,925
       Work in process                9,618               3,622
       Finished goods                54,087              35,399
                            ----------------   -----------------
                                    $93,219             $53,946
                            ================   =================

As of September 30, 2005 and December 31, 2004, the finished goods inventory included inventory at customer locations of $11.3 million and $9.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized. Of the $39.3 million increase in inventory since December 31, 2004, approximately $25.1 million relates to acquired Pinnacle inventory, of which $4.6 million, $5.2 million, and $15.3 million represents raw material, work in process, and finish goods as of September 30, 2005, respectively.

6.     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's common stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with unvested options issued with exercise prices at below fair market value as well as unvested restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by SFAS No. 123, "Accounting for

Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No.
123. There were no stock-based awards granted to non-employees during the three- and nine- month periods ended September 30, 2005 or 2004.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                     ----------------------   ----------------------
                                                       2005         2004        2005        2004
                                                     ---------    ---------   ---------    ---------
  Net income (loss) as reported                      ($17,757)     $18,974     $15,555      $49,187

  Add:  Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                             528          557       2,042          583

  Deduct:  Total stock-based employee compensation
  expense determined under the fair value-based
  method for all awards, net of related tax effects    (6,199)      (4,346)    (16,923)     (11,657)
                                                     ---------    ---------   ---------    ---------

  Pro forma net income (loss)                        ($23,428)     $15,185        $674      $38,113
                                                     =========    =========   =========    =========

  Net income (loss) per share:
    Basic-as reported                                  ($0.46)       $0.58       $0.43        $1.54

    Basic-pro forma                                    ($0.60)       $0.46       $0.02        $1.20

    Diluted-as reported                                ($0.46)       $0.54       $0.41        $1.43

    Diluted-pro forma                                  ($0.60)       $0.44       $0.02        $1.12


Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option's vesting period.

In anticipation of the adoption of SFAS No. 123(R), on October 26, 2005, the Company's Board of Directors approved a partial acceleration of the vesting of all outstanding options to purchase the Company's common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of the Company's common stock, par value $0.01 per share, with an exercise price of $65.81 per share, including options to purchase 157,624 shares of the Company's common stock held by the Company's executive officers. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these out-of-the-money options in the Company's future statements of operations upon the effectiveness of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of operations had the vesting of these options not been accelerated is approximately $4.9 million.

7.     CONTINGENCIES

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges, and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

In April 2005, Avid was notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a complaint against Avid alleging unfair trade practices. On August 11,

2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second complaint with the KFTC on October 25, 2005. In addition, on October 14, 2005, Neat filed a civil lawsuit in South Korea against Avid alleging unfair trade practices. In the civil action, Neat is seeking approximately $1,700,000 in damages, plus interest and attorneys' fees. Avid believes that Neat's claims are without merit, and will defend itself vigorously against the latest actions. Because the Company cannot predict the outcome of these matters at this time, no costs have been accrued for the possible loss contingency.

In September 2003, Pinnacle, which Avid recently acquired and is now a wholly-owned subsidiary, was named as a defendant in a suit filed in the Superior Court of California, Alameda County. The complaint was filed by YouCre8, a/k/a DVDCre8, Inc., a software company whose software was distributed by Dazzle Multimedia, Inc. The complaint alleges that in connection with Pinnacle's acquisition of certain assets of Dazzle, Pinnacle tortiously interfered with DVDCre8's relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, and distributed false and misleading statements which caused harm to DVDCre8. Dazzle and its parent company, SCM Microsystems, Inc., were also named as defendants in this matter. The complaint seeks unspecified damages and injunctive relief. Pursuant to the Asset Purchase Agreement among SCM, Dazzle and Pinnacle, Pinnacle is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend these claims. SCM and Dazzle, in turn, are seeking indemnification from Pinnacle for all or part of the damages and expenses incurred by them to defend these claims. Avid believes the complaint is without merit and will defend it vigorously. However, an adverse resolution of this litigation could have a material adverse effect on our consolidated financial position in the period in which the litigation is resolved. Amounts accrued related to this litigation as part of the Pinnacle purchase price allocation during the three months ended September 30, 2005 are considered immaterial to the Company's consolidated financial statements.

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company's products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

As permitted under Delaware law, Avid has agreed to indemnify its officers and directors for certain events that occur while the officer or director is serving in such capacity. The term of the indemnification period is for each respective officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage and Avid's related payment experience to date, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of September 30, 2005, of $3.5 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of September 30, 2005, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2005 and December 31, 2004, Avid's maximum recourse exposure totaled approximately $13.4 million and $17.2 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates compared to the funded amount outstanding at period end. At September 30, 2005 and December 31, 2004, the Company's accrual for estimated losses was $2.0 million and $2.2 million, respectively.

Avid provides warranties on hardware sold through its Professional Film, Video and Broadcast segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio and Consumer Video segments, Avid provides warranties on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year, but can extend up to five years depending on the manufacturer's warranty or local law.

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                            Nine Months Ended September 30,
                                                 2005             2004
                                            --------------   --------------
   Accrual balance at December 31, 2004            $2,261          $1,355

   Acquired product warranty                        3,510               -
   Accruals for product warranties                  3,458           2,651
   Cost of warranty claims                         (2,800)         (1,894)
                                            --------------   --------------
   Accrual balance at end of period                $6,429          $2,112
                                            ==============   ==============

8. COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):

                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                           -----------------------  -----------------------
                                              2005        2004         2005        2004
                                           ----------- -----------  -----------  ----------
Net income (loss)                           ($17,757)     $18,974      $15,555     $49,187
Net changes in:
 Foreign currency translation adjustment         575        1,459       (2,611)         75
 Unrealized gains (losses) on securities           4           99          139        (206)
                                           ----------- -----------  -----------  ----------
Total comprehensive income (loss)           ($17,178)     $20,532      $13,083     $49,056
                                           =========== ===========  ===========  ==========

9. SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Professional Film, Video and Broadcast, Audio, and Consumer Video. The following is a summary of the Company's operations by reportable segment (in thousands):

                                             Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                          -------------------------  ------------------------
                                             2005          2004         2005         2004
                                          ------------  -----------  ------------  ----------
Professional Film, Video and Broadcast:
     Net revenues                            $118,924      $95,605      $318,393    $284,015
     Operating income                         $13,402      $11,395       $35,600     $32,706
Audio:
     Net revenues                             $66,986      $51,769      $193,569    $130,619
     Operating income                         $11,144       $8,533       $27,476     $18,588
Consumer Video:
     Net revenues                             $18,510            -       $18,510           -
     Operating income                            $187            -          $187           -
Combined Segments:
     Net revenues                            $204,420     $147,374      $530,472    $414,634
     Operating income                         $24,733      $19,928       $63,263     $51,294

The following table reconciles operating income for reportable segments to the total consolidated amounts for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands):

                                                   Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                -----------------------  -----------------------
                                                   2005         2004        2005        2004
                                                ----------   ----------  ----------  -----------
Total operating income for reportable segments    $24,733      $19,928    $63,263      $51,294
 Unallocated amounts:
  Restructuring costs                              (1,997)           -     (1,997)           -
  Stock-based compensation                           (458)        (553)    (1,830)        (553)
  In-process research and development             (32,390)           -    (32,390)           -
  Amortization of acquisition-related              (6,398)      (1,115)   (10,146)      (2,103)
    intangible assets
                                                ----------   ----------  -----------  -----------
Consolidated operating income                    ($16,510)     $18,260    $16,900      $48,638
                                                ==========   ==========  ===========  ===========

As of September 30, 2005, the Company estimates that the total Pinnacle assets allocated to the Professional Film, Video and Broadcast segment and the newly formed Consumer Video segment, which are considered by management in evaluating the results of the segments, are approximately $29.0 million and $33.0 million, respectively.

10.     RESTRUCTURING COSTS AND ACCRUALS

In September 2005, the Company recorded a charge of $2.0 million in connection with a revised estimate of the lease obligation associated with a facility that was vacated as part of a restructuring plan in 1999. The revision was necessary due to one of the subtenants in the facility giving notice of their intention to discontinue their sublease. The lease extends through September 2010.

In connection with the Pinnacle acquisition, the Company recorded accruals of $13.6 million as of September 30, 2005, the components of which are disclosed in the table below, related to severance agreements and lease or other contract terminations in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

In December 2002, the Company recorded a charge of $3.3 million in connection with vacating excess space in its Tewksbury, Massachusetts; Daly City, California; and Montreal, Canada facilities. The Daly City estimate was revised, and an additional charge of $1.5 million was recorded in the fourth quarter of 2003.

The Company recorded the September 2005, December 2003 and 2002 charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized for an operating lease that is not terminated based on the estimated remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in Accrued expenses and other current liabilities, for the nine months ended September 30, 2005 (in thousands):

                                          Facilities    Employee
                                            Related      Related       Total
                                          -----------  -----------  -----------
Accrual balance at December 31, 2004          $3,534           -        $3,534

Pinnacle acquisition-related liabilities       3,739       9,858        13,597
Revised estimate of lease obligations          1,997           -         1,997
Cash payments, net of sublease income         (1,240)     (5,793)       (7,033)
                                          -----------  -----------  -----------
Accrual balance at September 30, 2005         $8,030      $4,065       $12,095
                                          ===========  ===========  ===========

The leases, and payments against the amount accrued, extend through 2010 unless the Company is able to negotiate an earlier termination.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. On April 14, 2005, the Securities and Exchange Commission ("SEC") approved a rule that delayed the effective date of SFAS No. 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"); modified retrospective application ("MRA") to all prior periods; or MRA to only interim periods of the year of adoption. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the FAS 123R measurement model. Although the Company has not finalized its analysis, it expects that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred, as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. The Company has also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of the Company's operations and/or cash requirements in the U.S.

In June 2005, the FASB issued Staff Position No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for obligations associated with the European Union ("EU") Directive on Waste Electrical and Electronic Equipment (the "WEEE Directive"). FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. The Company is in the process of registering with the member countries, as appropriate, and is still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. The Company will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on the Company's financial position or results of operations when guidance is issued by each member country.

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

        On August 9, 2005, we acquired Pinnacle Systems, Inc. ("Pinnacle"), a supplier of digital video products to customers ranging from individuals to broadcasters. We paid $72.1 million in cash and issued 6.2 million shares of common stock valued at approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. We have integrated Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, within our Professional Film, Video and Broadcast segment, and we have formed a new Consumer Video segment that will offer Pinnacle's consumer products, including Pinnacle Studio(TM) and other products.

        Make Media. Our Professional Film, Video and Broadcast segment offers digital, non-linear video and film editing systems and 3D and special-effects software that enable users to manipulate moving pictures and sound in a faster, easier, more creative, and more cost-effective manner than using traditional analog tape-based systems. Non-linear systems allow editors to access material instantaneously rather than requiring them to work sequentially. Our Audio segment offers digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media, and web development. These systems are based upon proprietary audio hardware, software, and control surfaces, and allow users to record, edit, mix, process, and master audio in an integrated manner. Our Consumer Video segment develops and markets products that are aimed primarily at the consumer market, and which allow users to create, edit, view and distribute rich media content, including video, photographs and audio using a personal computer and camcorder.

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

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals, as well as by amateurs and home hobbyists. Projects produced by customers using our products have been honored with Oscar(R), Emmy(R), and Grammy(R) awards, in addition to a host of other international awards. We have also received numerous awards for technical innovations, including Oscars, Emmys and a Grammy. Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.

        An important part of our strategy for the past few years has included expanding and enhancing our product lines and increasing revenues through both acquisitions and internal development of products. Our current quarter acquisition of Pinnacle is discussed above. In August 2005, we acquired Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers. We have integrated Wizoo into our Audio segment. In September 2004, we acquired Avid Nordic AB, a Sweden-based exclusive reseller of our products operating in the Nordic and Benelux regions of Europe. This acquisition allowed us to directly serve our customers in this region. In August 2004, we completed the acquisition of M-Audio, a leading provider of digital audio and MIDI solutions for musicians and audio professionals. We have integrated M-Audio into our Audio segment and are marketing its line of audio products alongside Digidesign's digital audio workstations for the professional and home/hobbyist markets. In January 2004, we acquired Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries. This acquisition expanded our offering in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of the NXN Alienbrain(R) product line. NXN has been integrated into our Professional Film, Video and Broadcast segment. The results of operations of Pinnacle, Wizoo, Avid Nordic, M-Audio, and NXN, have been included in our results of operations since the respective date of each acquisition.


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

        We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in our 2004 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates." Our critical accounting policies have not significantly changed since our 2004 Annual Report on Form 10-K, except that the following has been added to our revenue recognition policy due to the acquisition of Pinnacle: Revenue from certain channel partners, who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners. All other critical accounting policies related to Pinnacle have been conformed to those of Avid.


RESULTS OF OPERATIONS

        On August 9, 2005, we acquired Pinnacle. As part of our ongoing integration of Pinnacle with Avid, we compared accounting and reporting conventions and, where different, determined the appropriate convention going forward. As a result, we have made the following change to our reporting in the third quarter of 2005:

        Prior to the third quarter of 2005 we had classified administrative expenses incurred in Europe both internally and externally as marketing and selling expense because these costs were incurred primarily to support our sales function in Europe. With the Pinnacle acquisition as well as with the acquisitions of M-Audio, NXN and Avid Nordic over the past year, we have increased the overall scope of our operations in Europe to include not only sales but also research and development, manufacturing, customer service and other functions, and our general and administrative infrastructure has increased accordingly. For this reason, we have decided to classify the administrative expenses being incurred in Europe to the general and administrative expense caption in our income statement, as opposed to the marketing and selling expense caption. All comparative periods have been reclassified to conform to the current quarter presentation. The amounts reclassified were $3.5 million for the six months ended June 30, 2005 and $1.6 million and $3.7 million, respectively for the three- and nine-month periods ended September 30, 2004.

Net Revenues

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of related software, and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Film, Video and Broadcast, Consumer Video and Audio. These business units are at the level for which separate financial information is available and evaluated regularly by us when deciding how to allocate resources and assessing performance. As such, these business units represent our reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        Our Professional Film, Video and Broadcast segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos and corporate and consumer videos. Our Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer and camcorder. This segment is comprised of certain product lines acquired in the Pinnacle transaction discussed above. Our Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment also includes our M-Audio product family acquired in August 2004.

        The following is a summary of our net revenues by segment for the three- and nine-month periods ended September 30, 2005 and 2004 (dollars in thousands):

                                                           Three Months Ended September 30,
                                        ------------------------------------------------------------------------
                                           2005         % of         2004         % of
                                            Net     Consolidated      Net     Consolidated            % Change
                                         Revenues   Net revenues   Revenues   Net Revenues   Change  in revenues
                                        ----------- ------------- ----------- ------------- -------- -----------
Professional Film, Video and Broadcast
  Product Revenues:                        $98,307          48.1%     $79,781        54.2%   $18,526      23.2%
  Service Revenues:                         20,617          10.1%      15,824        10.7%     4,793      30.3%
                                        ----------- ------------- ----------- ------------- --------
      Total                                118,924          58.2%      95,605        64.9%    23,319      24.4%
                                        ----------- ------------- ----------- ------------- --------
Audio
  Product Revenues:                         66,698          32.6%      51,769        35.1%    14,929      28.8%
  Service Revenues:                            288           0.2%           -           -        288     100.0%
                                        ----------- ------------- ----------- ------------- --------
      Total                                 66,986          32.8%      51,769        35.1%    15,217      29.4%
                                        ----------- ------------- ----------- ------------- --------
Consumer Video
  Product Revenues:                         18,510           9.0%           -           -     18,510     100.0%
                                        ----------- ------------- ----------- ------------- --------
      Total                                 18,510           9.0%           -           -     18,510     100.0%
                                        ----------- ------------- ----------- ------------- --------

Total Net Revenues:                       $204,420         100.0%    $147,374       100.0%   $57,046      38.7%
                                        =========== ============= =========== ============= ========

                                                           Nine Months Ended September 30,
                                        ------------------------------------------------------------------------
                                           2005         % of         2004         % of
                                            Net     Consolidated      Net     Consolidated            % Change
                                         Revenues   Net revenues   Revenues   Net Revenues   Change  in revenues
                                        ----------- ------------- ----------- ------------- -------- -----------
Professional Film, Video and Broadcast
  Product Revenues:                       $261,174          49.2%    $238,784        57.6%   $22,390       9.4%
  Service Revenues:                         57,219          10.8%      45,231        10.9%    11,988      26.5%
                                        ----------- ------------- ----------- ------------- --------
      Total                                318,393          60.0%     284,015        68.5%    34,378      12.1%
                                        ----------- ------------- ----------- ------------- --------
Audio
  Product Revenues:                        192,643          36.3%     130,619        31.5%    62,024      47.5%
  Service Revenues:                            926           0.2%           -           -        926     100.0%
                                        ----------- ------------- ----------- ------------- --------
      Total                                193,569          36.5%     130,619        31.5%    62,950      48.2%
                                        ----------- ------------- ----------- ------------- --------
Consumer Video
  Product Revenues:                         18,510           3.5%           -            -    18,510     100.0%
                                        ----------- ------------- ----------- ------------- --------
      Total                                 18,510           3.5%           -            -    18,510     100.0%
                                        ----------- ------------- ----------- ------------- --------

Total Net Revenues:                       $530,472         100.0%    $414,634       100.0%  $115,838      27.9%
                                        =========== ============= =========== ============= ========

        The acquisition of Pinnacle accounted for $13.1 million of Professional Film, Video and Broadcast product revenues during both the three-month and nine-month periods ended September 30, 2005, all of which was recognized during the period from August 9, 2005 through September 30, 2005. Revenues resulting from the Pinnacle acquisition accounted for 71% and 59%, respectively, of the increases in Professional Film, Video and Broadcast product revenues in the three and nine months ended September 30, 2005. For the three months ended September 30, 2005, the remaining $5.4 million increase in net product revenues in this segment as compared to the same period in 2004 was related to increased unit sales volume of certain key products, especially our Avid Unity MediaNetwork product. This increase in net product revenues was offset in part by lower average selling prices of our products. Average selling prices include the mix of products (high or low-end) sold, impact of changes in foreign currency exchange rates and the impact of price changes and discounting. For the nine-month period ended September 30, 2005, the increase in net product revenues of $9.3 million in this segment, excluding Pinnacle, as compared to the same period in 2004 was related to increased unit sales volume of our products. This increase in net product revenues was offset by lower average selling prices of our products.

        For the Audio segment, 79% and 81%, or $12.1 million and $51.2 million of the increase in net revenues for the three- and nine-month periods ended September 30, 2005, respectively, was due to M-Audio, which was acquired in August 2004. We also saw increases in our core Digidesign Pro Tools products for the professional and home markets in the three- and nine-month periods ended September 30, 2005 as compared to the same periods in 2004.

        The Consumer Video segment was formed in the third quarter of 2005 with the acquisition of Pinnacle; therefore, there is no comparable data for 2004. All of the revenues for the three- and nine-months periods ended September 30, 2005 represent revenue from the Pinnacle consumer business since the acquisition date of August 9, 2005.

        For the three- and nine-month periods ended September 30, 2005, the increase in service revenues comes primarily from increases in maintenance contracts sold on our products as well as increased professional services such as, installation services provided in connection with large broadcast news deals. Professional Film, Video and Broadcast service revenues from the Pinnacle acquisition were $2.5 million for the three- and nine-month periods ended September 30, 2005.

        Net revenues derived through indirect channels were 72% and 69% for the three-month periods ended September 30, 2005 and 2004, respectively. Indirect channel revenues were 69% and 72% of net revenues for the nine-month periods ended September 30, 2005 and 2004. The increase in indirect selling from the three-month period ended September 30, 2004 to 2005 was due primarily to the acquisition of Pinnacle, whose consumer products are sold almost exclusively through indirect channels. The increase in direct selling from 2004 to 2005 for the nine-month period was due primarily to the acquisition of Avid Nordic AB in September 2004 and to the growth in sales to our broadcast news customers, which are generally direct sales.

        For the three-month period ended September 30, 2005, international sales (i.e. sales to customers outside the United States) accounted for 56% of our net revenues compared to 50% for the same period in 2004. For the nine-month period ended September 30, 2005, international sales (i.e. sales to customers outside the United States) accounted for 58% of our net revenues compared to 49% for the same period in 2004. International sales increased by $41.2 million or 56% and $102.1 million or 50% for the three- and nine-months periods ended September 30, 2005, respectively, from the corresponding 2004 periods. The increase in international sales in 2005 occurred in all regions including Europe, Asia, Canada and Latin America, and was due both to the acquisition of Pinnacle and to an increased number of large broadcast deals in those regions.

 Gross Profit

        Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing, and distribution of finished products; warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and royalties for third-party software and hardware included in our products. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange rate fluctuations.

        The following is a summary of our cost of revenues and gross margin percentages for the three-month and nine-month periods ended September 30, 2005 and 2004 (dollars in thousands):

                                                   Three Months Ended September 30,
                                -----------------------------------------------------------------------
                                           % of Net                     % of Net
                                           Related    Gross             Related    Gross    Gross Margin
                                 2005      Revenues  Margin %    2004   Revenues  Margin %    % Change
                                -----------------------------------------------------------------------
Product Cost of Revenues         $82,133     44.8%     55.2%   $54,242     41.2%    58.8%     (3.6%)
Service Cost of Revenues          11,587     55.4%     44.6%     8,603     54.4%    45.6%     (1.0%)
Amortization of Technology         3,854      2.1%        -        127        -        -         -
                                ---------                     ---------
      Total                      $97,574     47.7%     52.3%   $62,972     42.7%    57.3%     (5.0%)
                                =========                     =========


                                                    Nine Months Ended September 30,
                                -----------------------------------------------------------------------
                                           % of Net                     % of Net
                                           Related    Gross             Related    Gross    Gross Margin
                                 2005      Revenues  Margin %    2004   Revenues  Margin %    % Change
                                -----------------------------------------------------------------------
Product Cost of Revenues        $204,274     43.2%     56.8%   $152,907     41.4%    58.6%     (1.8%)
Service Cost of Revenues          31,684     54.5%     45.5%     25,036     55.4%    44.6%      0.9%
Amortization of Technology         4,417      0.9%        -         127        -        -         -
Technology                      ---------                     ---------
                                $240,375     45.3%     54.7%   $178,070     42.9%    57.1%     (2.4%)
      Total                     =========                     =========


        The decreases in the product gross margin percentage for the three- and nine-month periods ended September 30, 2005, as compared to the same period in 2004, reflect primarily the change in product mix due to the acquisitions of Pinnacle and M-Audio, as well as increased price reductions and promotions, which were partially offset by increased volumes and favorable impacts of foreign currency exchange rates on revenues. The service gross margin decreases for both the three- and nine-month periods ended September 30, 2005 as compared to the same periods in 2004 primarily reflects the impact of the Pinnacle acquisition. Amortization of technology included in costs of sales represents the amortization of developed technology assets resulting from the Pinnacle acquisition (since the acquisition date of August 9, 2005) and, to a lesser extent, the M-Audio acquisition.

Research and Development

                                   Three Months Ended September 30,
                            -----------------------------------------------
                                        (dollars in thousands)
                               2005        2004
                             Expenses    Expenses      Change     % Change
                            ----------- ------------ ----------- -----------

Research and Development:      $29,636      $23,879     $5,757       24.1%

Percentage of Net Revenues:      14.5%        16.2%     (1.7%)


                                    Nine Months Ended September 30,
                            -----------------------------------------------
                                        (dollars in thousands)
                               2005         2004
                             Expenses     Expenses     Change     % Change
                            ----------- ------------ ----------- -----------

Research and Development:      $79,225      $69,096    $10,129       14.7%

Percentage of Net Revenues:      14.9%        16.7%     (1.8%)

        Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses. For the three- and nine-month periods ended September 30, 2005, the increase in research and development expenditures was primarily due to higher personnel-related costs and facilities costs, particularly related to the acquisitions of Pinnacle in August 2005 and M-Audio in August 2004. Research and development expenses decreased as a percentage of net revenues primarily as a result of the higher revenue base for non-Pinnacle products in 2005 compared to 2004 and to a lesser extent to the acquisition of Pinnacle.

Marketing and Selling

                                Three Months Ended September 30,
                         -----------------------------------------------
                                     (dollars in thousands)
                            2005        2004
                          Expenses    Expenses      Change     % Change
                         ----------- ----------- ------------ -----------

Marketing and Selling       $44,601      $32,009    $12,592       39.3%

Percentage of Net
Revenues:                     21.8%        21.7%       0.1%


                                Nine Months Ended September 30,
                         -----------------------------------------------
                                     (dollars in thousands)
                            2005        2004
                           Expenses    Expenses     Change     % Change
                         ----------- ------------ ----------- -----------

Marketing and Selling      $120,895      $93,354    $27,541       29.5%

Percentage of Net
Revenues:                     22.8%        22.5%       0.3%

        Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses and facilities costs. For the three- and nine-month periods ended September 30, 2005, the increase in marketing and selling expenses was primarily due to higher personnel-related costs, including salaries and related taxes, benefits and commissions, as well as higher facilities costs, all in large part due to the acquisitions of Pinnacle in August 2005 and M-Audio and Avid Nordic in the third quarter of 2004. We also spent more on advertising, trade shows and other marketing programs during both the three- and nine-month periods ended September 30, 2005 as compared to the corresponding periods in 2004.

General and Administrative

                                Three Months Ended September 30,
                         -----------------------------------------------
                                     (dollars in thousands)
                            2005        2004
                          Expenses    Expenses      Change     % Change
                         ----------- ------------ ----------- -----------

General and
Administrative              $12,188       $9,266     $2,922       31.5%

Percentage of Net
Revenues:                      6.0%         6.3%     (0.3%)

                                Nine Months Ended September 30,
                         -----------------------------------------------
                                     (dollars in thousands)
                            2005        2004
                          Expenses    Expenses      Change     % Change
                         ----------- ------------ ----------- -----------

General and
Administrative              $32,961      $23,500     $9,461       40.3%

Percentage of Net
Revenues:                      6.2%         5.7%       0.5%

        General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs. For the three- and nine-month periods ended September 30, 2005, the increase in general and administrative expenditures was primarily due to higher personnel-related costs, primarily related to our acquisitions of Pinnacle in August 2005 and M-Audio in August 2004. We also incurred higher external legal fees, as well as consulting and temporary help expenses, in both the three- and nine-month periods ended September 30, 2005, as compared to 2004, in part related to the acquisitions over the past year. For the nine-month period ended September 30, 2005, we also incurred higher audit fees as a result of complying with the Sarbanes-Oxley Act of 2002, as compared to the same period in 2004. The impact of the increase in general and administrative expense was reduced by the higher revenue base in 2005.

In-process Research and Development

        During the three months ended September 30, 2005, the Company recorded an in-process research and development charge of $32.3 million related to the acquisition of Pinnacle. The allocation of $32.3 million to in-process research and development ("R&D") was determined through management's consideration of a valuation prepared by an independent valuation specialist. This in-process R&D represents product development efforts that were underway at Pinnacle at the time of acquisition, for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) the detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. Upon the acquisition, Pinnacle did not have a completed product design or working model for the in-process technology and the Company believes that there is no future alternative use for such technology beyond the stated purpose of the specific R&D project; therefore the in-process R&D of $32.3 million was expensed during the three months ended September 30, 2005.

Amortization of Acquisition-Related Intangible Assets

                                       Three Months Ended September 30,
                                     -------------------------------------
                                            (dollars in thousands)
                                        2005         2004        Change
                                     ------------ ----------- ------------

Amortization of Intangible Assets:        $6,398      $1,115      $5,283

Percentage of Net Revenues:                 3.1%        0.8%


                                       Nine Months Ended September 30,
                                     -------------------------------------
                                            (dollars in thousands)
                                        2005         2004        Change
                                     ------------ ----------- ------------

Amortization of Intangible Assets:       $10,146      $2,103      $8,043

Percentage of Net Revenues:                 1.9%        0.5%

        Included in amortization of intangible assets for the three- and nine-month periods ended September 30, 2005 is $3.9 million and $4.4 million, respectively, that is recorded within cost of revenues. Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets with finite lives. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful lives. The increase in amortization expense for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004 reflects acquisitions that occurred late in 2004 and during 2005 as discussed below. We would expect amortization of acquisition-related intangibles in the fourth quarter of 2005 to be higher than in the current quarter as the fourth quarter will include the full impact of the Pinnacle acquisition.

        On August 9, 2005, we acquired Pinnacle. We have performed a preliminary allocation of the total purchase price of $441 million to the net tangible and intangible assets of Pinnacle based on their fair values as of the consummation of the acquisition. The determination of these fair values included management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. As part of the purchase accounting allocation, we recorded $90.8 million of identifiable intangible assets, consisting of completed technologies, customer relationships and trade names.

        In January 2004, we acquired NXN Software GmbH, for cash consideration of (euro) 35 million ($43.7 million), less cash acquired. As part of the purchase accounting allocation, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name, of which $1.2 million were written off in December 2004 due to an impairment of the customer relationships and trade name.

        In August 2004, we acquired M-Audio, for cash, net of cash acquired, of $79.6 million and stock and stock options with a fair value of $96.5 million. As part of the purchase accounting allocation, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. In September 2004, we acquired Avid Nordic AB, for cash, net of cash acquired, of euro 6.1 million ($7.4 million). As part of the purchase accounting allocation, we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships.

Other Income (Expense), Net

                                  Three Months Ended September 30,
                                -------------------------------------
                                       (dollars in thousands)
                                   2005        2004        Change
                                ----------- ------------- ----------

Other Income and Expense, Net:      $1,719         $651     $1,068

Percentage of Net Revenues:           0.8%         0.4%       0.4%


                                  Nine Months Ended September 30,
                                -------------------------------------
                                       (dollars in thousands)
                                   2005        2004         Change
                                ----------- -------------- ---------

Other Income and Expense, Net:      $3,735         $686     $3,049

Percentage of Net Revenues:           0.7%         0.2%       0.5%

        Other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

        The increase in other income and expense, net for the three- and nine-month periods ended September 30, 2005 was primarily due to increased interest income earned in 2005 on higher average cash and marketable securities balances. The nine-month period ended September 30, 2004 included a charge of $1.1 million related to the settlement of a lawsuit. The fact that there was no similar item in 2005 also contributed to the increase in other income and expense, net for the nine-month period ended September 30, 2005, as compared to 2004.

Provision for Income Taxes, Net

                                    Three Months Ended September 30,
                                   -----------------------------------
                                      2005        2004        Change
                                   ----------- ----------- -----------


Provision for income taxes, net        $2,966        ($63)     $3,029

As a percentage of net revenues          1.5%         0.0%       1.5%

                                    Nine Months Ended September 30,
                                   -----------------------------------
                                      2005        2004       Change
                                   ----------- ----------- -----------


Provision for income taxes, net        $5,080         $137     $4,943

As a percentage of net revenues          1.0%         0.0%       1.0%

        Our effective tax rate was (20.1)% and (0.3)% for the three-month periods ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine month periods ended September 30, 2005 and 2004, respectively, was 24.6% and 0.3%. The net tax provision for the nine month period ended September 30, 2005 reflected a tax provision of $4.6 million, partially offset by $0.7 million of a tax benefit related to the amortization of non-deductible acquisition-related intangible assets, and a non-cash deferred tax charge of $1.2 million related to utilization of the acquired Pinnacle net operating loss carryforward. The net tax provision for the nine-month period ended
September 30, 2004 reflected a tax provision of $1.6 million, partially offset by the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitations on that reserve item and an adjustment for refunds of approximately $0.3 million of taxes previously paid in Canada. Other than these adjustments, the tax provisions for the nine month periods ended September 30, 2005 and 2004 were substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S taxable profits.

         The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes," requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of September 30, 2005, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets of our Irish manufacturing operations. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, we now have a non-cash provision for income taxes related to our Irish operations.

        Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax-related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital. If the valuation allowance were to be removed in its entirety, a non-cash reduction in income tax expense and a credit to paid in capital would be recorded in the period of removal. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect an increase in income tax expense which would be on a non-cash basis until such time as our deferred tax assets are all used to reduce current taxes payable.

        Excluding the impact of the valuation allowance, acquisition related adjustments, in-process research & development, and other non-recurring items, our effective tax rate would have been 38% and 31% for the three month periods ended September 30, 2005 and 2004. The three months ended September 30, 2005 is higher due to Pinnacle related year to date adjustments. Excluding the impact of the valuation allowance, acquisition related adjustments, in-process research & development, and other non-recurring items, our effective tax rate would have been 29% and 31% for the nine month periods ended September 30, 2005 and 2004. This rate differs from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions which have lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations in recent years through cash flows from operations as well as from stock option exercises from our employee stock plans. As of September 30, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $228.6 million.

        With respect to cash flow, net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2005 compared to $57.1 million for the same period in 2004. The decrease from 2004 to 2005 relates primarily to greater uses of cash for working capital purposes during 2005. During the nine months ended September 30, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization, the write-off of in-process research and development, as well as an increase in deferred revenues, partially offset by an increase in accounts receivable and inventories and a decrease in accrued expenses. During the nine months ended September 30, 2004, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as increases in accounts receivable, accounts payable and deferred revenue.

        At September 30, 2005 and December 31, 2004, we held inventory in the amounts of $93.2 million and $53.9 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase from December 31, 2004 was primarily attributable to the acquisition of Pinnacle, in-transit inventory from Audio contract manufacturers resulting from a switch to a lower-cost shipping method (specifically, using more ocean freight, rather than air freight), as well as increased sales demonstration inventory in support of our broadcast business and a build-up of finished goods inventory due to anticipated sales of our recently announced Avid Unity ISIS product. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time. As of September 30, 2005, such purchase obligations resulting from the acquisition of Pinnacle totaled approximately $17.4 million.

        Accounts receivable increased by $30.2 million to $127.7 million at September 30, 2005 from $97.5 million at December 31, 2004. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. The increase from December 31, 2004 was primarily attributable to the acquisition of Pinnacle during the three-months ended September 30, 2005. Days sales outstanding in accounts receivable increased from 50 days at December 31, 2004 to 56 days at September 30, 2005. The increase in days sales outstanding was primarily attributable to the relative proportion of solution sales in each period, which were higher in the December 2004 quarter than the September 2005 quarter. These sales are typically paid prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized.

        Net cash flow used in investing activities was $14.3 million for the nine months ended September 30, 2005 compared to $104.3 million for the same period in 2004. During the nine-month period ended September 30, 2005 we acquired Pinnacle for stock valued at approximately $362.9 million plus cash of $72.1 million, and paid related transaction fees of approximately $6.0 million. As Pinnacle's cash balance at the acquisition date was $103.0 million, this acquisition resulted in a net cash increase of $24.9 million. We also paid cash of (euro) 4 million ($4.9 million) plus transaction costs of $0.2 million for Wizoo. During the nine-month period ended September 30, 2004, we expended cash of $134.2 million for the purchases of NXN, M-Audio and Avid Nordic AB, net of cash acquired. During this 2004 period, we also made a second payment of $1.0 million for our 2003 acquisition of Bomb Factory Digital, after resolution of acquisition-related contingencies.

         We purchased $12.9 million of property and equipment during the nine months ended September 30, 2005 compared to $9.8 million in the same period of 2004. Purchases of property and equipment in both 2005 and 2004 consisted primarily of computer hardware and software to support research and development activities and our information systems.

        During the nine months ended September 30, 2005 and 2004, we generated cash of $10.9 million and $12.7 million, respectively, from financing activities, primarily from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2001 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, as of September 30, 2005 we have future cash obligations of approximately $14.7 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.3 million at September 30, 2005 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. This restructuring accrual requires significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate an earlier termination. In connection with the Pinnacle acquisition, as of September 30, 2005, we have a restructuring accrual of $4.1 million and $3.7 million related to severance and lease obligations, respectively. The severance payments will be made over the next twelve months and the lease payments will be made over the remaining terms of the leases, which have varying expiration dates thru 2010. All payments related to restructuring will be funded through working capital.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in accrued expenses and other current liabilities, for the nine months ended September 30, 2005 (in thousands):


                                          Facilities    Employee
                                            Related      Related       Total
                                          -----------  -----------  -----------
Accrual balance at December 31, 2004          $3,534           -        $3,534

Pinnacle acquisition-related liabilities       3,739       9,858        13,597
Revised estimate of lease obligations          1,997           -         1,997
Cash payments, net of sublease income         (1,240)     (5,793)       (7,033)
                                          -----------  -----------  -----------
Accrual balance at September 30, 2005         $8,030      $4,065       $12,095
                                          ===========  ===========  ===========

        Our cash requirements vary depending upon factors such as our planned growth, capital expenditures, the possible acquisitions of businesses or technologies complementary to our business, and obligations under past restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., for us, beginning January 1, 2006). We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

        On December 16, 2004, the FASB released SFAS No. 123R. This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in our financial statements. On April 14, 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123R allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"); modified retrospective application ("MRA") to all prior periods; or MRA to only interim periods of the year of adoption. We intend to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the FAS 123R measurement model. Although we have not finalized our analysis, we expect that the adoption of the revised standard will result in higher operating expenses and lower earnings per share. See Footnote 6, Accounting for Stock-Based Compensation, for the pro forma impact on net income and income per common share as if we had historically applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, we believe that we have the information necessary to make an informed decision on the impact of the Act. Based on the information available, we have determined that our cash position in the U.S. is sufficient to fund anticipated needs. We also believe that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred, as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, we do not currently plan to repatriate any income earned abroad. We have also determined that the qualified production activities deduction will not have a material impact on the fiscal 2005 tax provision due to the expected amount of taxable income. These initial findings could change based on clarification of the rules and changes in facts and circumstances of our operations and/or cash requirements in the U.S.

        In June 2005, the FASB issued Staff Position No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for obligations associated with the European Union ("EU") Directive on Waste Electrical and Electronic Equipment (the "WEEE Directive"). FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. We are in the process of registering with the member countries, as appropriate, and are still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. We will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on our financial position or results of operations when guidance is issued by each member country.

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

We may not be able to realize the expected benefits of our recently completed merger with Pinnacle Systems, Inc.

        As a result of our recent merger with Pinnacle Systems, Inc., ("Pinnacle") we face challenges in several areas that could have an adverse effect on our business. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies and revenue growth, may not be realized. As a result of these and other factors, the merger may not result in a financial condition superior to that which we would have achieved on a stand-alone basis.

        Our integration of Pinnacle will be a time-consuming and expensive process which may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. With the completion of the integration, the combined company must operate as a unified organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter difficulties, costs, and delays involved in integrating the Pinnacle business, including:

o failure to successfully manage relationships with customers and with important third parties;
o failure of customers to continue using the products and services of the combined company;
o failure to properly integrate the professional film, video and broadcast businesses of Avid and Pinnacle;
o challenges encountered in managing larger, more geographically dispersed operations;
o difficulties in successfully integrating the management teams and employees of Avid and Pinnacle;
o diversion of the attention of management from other ongoing business concerns;
o potential incompatibility of technologies and systems;
o potential impairment charges to write-down the carrying amount of goodwill and other intangible assets; and
o potential incompatibility of business cultures.

        We will also face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the organization of the combined company effectively could have a material adverse effect on our business.

Our performance will depend in part on continued customer acceptance of our products.

        We regularly introduce new products, as well as upgrades and enhancements to existing products. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers and distributors, about the uses and benefits of these products. The future success of certain of our video products, such as Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors, that utilize the high definition standard. Other risks involved with offering new products in general include, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The digital media business is large, widely dispersed, and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this business.

        We are continuing to enhance our status in the digital broadcast business and have augmented our NewsCutter product offering with the Avid Unity for News products, and other server, newsroom and browser products. In this business, in addition to or in lieu of discrete point products, customers often seek complex solutions involving highly integrated components (including the configuration of unique workflows) from a single or multiple vendors. Success in this business will require, among other things, creating and implementing compelling solutions and developing a strong, loyal customer base.

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

We will face challenges associated with sales of video and audio products to non-professional consumers.

        As a result of our recent acquisition of Pinnacle, we expect a material portion of our future revenue to come from sales to consumers of home video editing and viewing products. In addition, M-Audio is expanding its sales channel to include sales of its audio products through the consumer channel. The market for these consumer video and audio products is highly competitive, and we expect to face price-based competition from competitors selling similar products. Although we acquired experienced personnel through our acquisitions of M-Audio and Pinnacle, Avid's prior experience in the consumer market is limited. If we are not successful marketing to non-professional consumers, our operating results could suffer. Furthermore, sales of consumer electronics and software typically increase in the second half of the year, reaching their peak during the year-end holiday season. As a result, to the extent we increase sales of our video and audio products through consumer channels, we expect to experience greater seasonality in our revenues.

        Another challenge that is particularly acute with respect to the sale of consumer software is software piracy. The unauthorized use of our proprietary technology is costly and efforts to restrict such unauthorized use are time-consuming. We are unable to accurately measure the extent to which piracy of our software exists, but we expect it to be a persistent problem.

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

        The business segments in which we operate are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support, and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. Delays or difficulties in product development and introduction may also harm our business. In addition to price, our products must also compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training. If we are unable to compete for our target customers effectively, our business and results of operations could suffer.

        New product announcements by our competitors and by us also could have the effect of reducing customer demand for our existing products. New product introductions require us to devote time and resources to training our sales channels in product features and target customers, with the temporary result that the sales channels may have less time to devote to selling our products. In addition, our introduction of new products and expansion of existing product offerings can put us into competition with companies with whom we formerly collaborated. In the event such companies discontinue their alliances with us, we could experience a negative impact on our business.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

        As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our core markets or allow us to enter new markets. For example, in August 2005, we acquired Pinnacle Systems, Inc., and in August 2004, we acquired Midiman, Inc. (d/b/a M-Audio). The risks associated with such acquisitions include, among others:

o the difficulty of assimilating the operations, policies and personnel of the target companies;
o the failure to realize anticipated returns on investment, cost savings and synergies;
o the diversion of management's time and attention;
o the potential dilution to existing stockholders if we issue common stock or other equity rights in the acquisition;
o the potential loss of key employees of the target company;
o the difficulty in complying with a variety of foreign laws and regulations, if so required;
o the impairment of relationships with customers or suppliers;
o the risks associated with contingent payments and earn-outs;
o the possibility of incurring debt and amortization expenses, as well as impairment charges, related to goodwill and other intangible assets; and
o unidentified issues not discovered in due diligence, which may include product quality issues and legal contingencies.

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

        Independent firms and contractors, some of whom are located in other countries, perform some of our product development activities. We generally own the software developed by these contractors. We also rely on subcontractors for most of our manufacturing activities.

        Our strategy to rely on independent firms and contractors involves a number of significant risks, including loss of control over the manufacturing process, potential absence of adequate manufacturing capacity, potential delays in lead times and reduced control over delivery schedules, manufacturing yields, quality and cost. Furthermore, the use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation, foreign taxation, intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters, and other risks, which could adversely impact our revenues.

An interruption of our supply of certain products or key components from our sole source suppliers, or a price increase in such products or components, could hurt our business.

        We are dependent on a number of specific suppliers for certain products and key components of our products. We purchase these sole source products and components pursuant to purchase orders placed from time to time. We generally do not carry significant inventories of these sole source products and components and have no guaranteed supply arrangements. If any of our sole source vendors should fail to produce these products or components, our supply and our ability to continue selling and servicing products that use these components could be imperiled. Similarly, if any of our sole source vendors should encounter technical, operating or financial difficulties, our supply of these products or components would be threatened. While we believe that alternative sources for these products and components could be developed, or our products could be redesigned to permit the use of alternative components, an interruption of our supply could damage our business and negatively affect our operating results.

        Our gross profit margin varies from product to product depending primarily on the proportion and cost of third-party hardware and software included in each product. From time to time, we add functionality and features to our products. If we effect such additions through the use of more, or more costly, third-party hardware or software, and are not able to increase the price of our products to offset the increased costs, our gross profit margin on these products could decrease and our operating results could be adversely affected.

We rely on third party software for some of our products and if we are unable to use or integrate such software, our product and service development may be delayed.

        We rely on certain software that we license from third parties, including software that is bundled with our products and sold to end users and software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could adversely affect our business.

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

The revenue and gross profit from our products depend on many factors, including:

o mix of products sold;
o cost and proportion of third-party hardware and software included in such products;
o product distribution channels;
o acceptance of our new product introductions;
o product offers and platform upgrades;
o price discounts and sales promotion programs;
o volume of sales of aftermarket hardware products;
o costs of swapping or fixing products released to the market with defects;
o provisions for inventory obsolescence;
o competitive pressure on product prices;
o costs incurred in connection with our broadcast and some of our audio solution sales, which typically have longer selling and implementation cycles; and
o timing of delivery of solutions to customers.

Changes in any of these factors could adversely affect our operating results.

Our international operations expose us to significant exchange rate fluctuations and regulatory, intellectual property and other risks which could harm our operating results.

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

        Other risks inherent in our international operations include changes in regulatory practices, environmental laws, tax laws, trade restrictions and tariffs, longer collection cycles for accounts receivable, and greater difficulties in protecting our intellectual property.

New environmental regulations could negatively impact our future operating results.

        The European Union ("EU") has finalized the Waste Electrical and Electronic Equipment ("WEEE") Directive, which makes producers, importers and/or distributors of specified electronic products, including some of our products, responsible for the collection, recycling, treatment, and disposal of covered products. The WEEE Directive became effective in August 2005, although to date not all EU countries have adopted rules implementing the WEEE Directive. The EU has also passed the Restriction of Hazardous Substances ("RoHS") Directive, which places restrictions on lead and certain other substances contained in specified electronic products, including some of our products, sold in the EU after June 2006. While the cost of compliance with these directives cannot be determined before the member states issue their final implementation guidance, the potential costs could be significant and could adversely affect our future operating results. Furthermore, failure to comply with the directives could result in substantial penalties and fines.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

        Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict, especially as a result of our recent acquisition of Pinnacle. A significant portion of our business occurs near the end of each quarter, which can impact our ability to forecast revenues on a quarterly basis with precision. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

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

If we fail to maintain strong relationships with our resellers, distributors, and suppliers, our ability to successfully deploy and sell our products may be harmed.

        We sell many of our video products and services, and substantially all of our Audio and Consumer Video products and services, indirectly through resellers and distributors. In our Audio and Consumer Video segments, a few distributors account for a significant portion of the revenue in that segment. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our Profession Film, Video and Broadcast segment products typically purchase Avid software and Avid-specific hardware from us, and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our broadcast products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

        Most of the resellers and distributors of our Professional Film, Video and Broadcast products are not granted rights to return products after purchase, and actual product returns from such resellers and distributors have been insignificant to date. Our revenue from sales of Audio and Consumer Video products is generally derived, however, from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our Audio or Consumer Video segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

        With respect to our Consumer Video segment, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our Consumer Video products directly to certain retailers. Our Consumer Video product distribution network exposes us to the following risks, some of which are out of our control:

o we are obligated to provide price protection to our retailers and distributors and, while the agreements limit the conditions under which products can be returned to us, we may be faced with product returns or price protection obligations;
o retailers or distributors may not continue to stock and sell our consumer products; and
o retailers and distributors often carry competing products.

Changes in accounting rules could adversely affect our future operating results.

        Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the SEC, which promulgate and interpret appropriate accounting regulations. Changes from current accounting regulations may have a significant effect on our reported financial results. Furthermore, changes in the rules regarding accounting for stock-based compensation, expected to take effect on January 1, 2006, will result in higher operating expenses and lower earnings per share.

Our future growth could be harmed if we lose the services of certain employees.

        Our success depends upon the services of a talented and dedicated workforce, including members of our executive team and employees in technical positions. The loss of the services of one or more key employees could harm our business. Our success also depends upon our ability to attract and retain highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. In the past, we have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. However, changes in the accounting rules that will require us to expense stock options will impair our ability to provide these incentives without incurring compensation costs. If we are unable to compete successfully for talented employees, our business could suffer.

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

        Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions, as well as required hardware components and security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. In addition, the laws of certain countries do not protect our proprietary technology to the same extent as do the laws of the United States. From time to time unauthorized parties have obtained, copied, and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and we are unable to measure the extent to which such unauthorized use, including piracy, of our software exists. We expect software piracy to continue to be a persistent problem.

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

        We also may be liable to some of our customers for damages that they may incur in connection with intellectual property claims. Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our agreements with customers, we may not always be successful. If we are required to pay damages to our customers, or indemnify our customers for damages they incur, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us.

Regulations could be enacted that restrict our Internet initiatives.

        Federal, state, and international authorities may adopt new laws or regulations governing the Internet, including laws or regulations covering issues such as privacy, distribution, and content. For example, the EU has issued several directives regarding privacy and data protection, including the Directive on Data Protection and the Directive on Privacy and Electronic

Communications. The enactment of legislation implementing such directives by EUmember countries is ongoing. The enactment of this and similar legislation or regulations could curb our Internet sales and other initiatives, require changes in our sales and marketing practices, and place additional financial burdens on our business.

Our association with industry organizations could subject us to litigation.

        We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the activities of such groups. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance ("BSA"). From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or a violation of other local laws. To date, none of these lawsuits or counterclaims have had an adverse effect on our results of operations, but should we become involved in material litigation, our cash flows or financial position could be adversely affected.

Compliance with rules and regulations concerning corporate governance has caused our operating expenses to increase and has put additional demands on our management.

        The Sarbanes-Oxley Act of 2002 and various rules and regulations promulgated by the SEC and the National Association of Securities Dealers in recent years have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. These laws, rules and regulations also divert attention from business operations, increase the cost of obtaining director and officer liability insurance, and may make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

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

        The market price of our common stock has experienced volatility in the past and could continue to fluctuate substantially in the future based upon a number of factors, many of which are beyond our control. These factors include:

o  changes in our quarterly operating results;
o shortfalls in our revenues or earnings compared to securities analysts' expectations;
o  changes in analysts' recommendations or projections;
o  fluctuations in investors' perceptions of us or our competitors;
o  shifts in the markets for our products;
o  development and marketing of products by our competitors;
o changes in our relationships with suppliers, distributors, resellers, system integrators or customers;
o  announcements of major acquisitions;
o  a shift in financial markets; and
o  global macroeconomic conditions.

        Furthermore, the market prices of equity securities of high technology companies have generally demonstrated volatility in recent years, and this volatility has, at times, appeared to be unrelated to or disproportionate to any of the factors above.

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

        At September 30, 2005, we had $57.7 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three-month period ended September 30, 2005, net gains resulting from forward-exchange contracts of $58,000 were included in results of operations, offset by net transaction and remeasurement losses on the related asset and liabilities of $0.9 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At September 30, 2005, we held $228.6 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, municipal obligations, asset-backed securities, commercial paper and U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management considers the acquisition of Pinnacle Systems, Inc. on August 9, 2005 to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through September 30, 2005 and considers the internal controls and procedures of Pinnacle to have a material effect on our internal control over financial reporting. We are currently executing our post-acquisition integration plans, which include merging accounting information systems and ongoing internal control evaluation. We intend to extend our Sarbanes-Oxley Act Section 404 compliance program to include Pinnacle in fiscal 2006.

Except as set forth above, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In April 2005, we were notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a complaint against us alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second complaint with the KFTC on October 25, 2005. In addition, on October 14, 2005, Neat filed a civil lawsuit in South Korea against Avid Technology Worldwide, Inc. alleging, unfair trade practices. In the civil action, Neat is seeking approximately $1,700,000 in damages, plus interest and attorneys fees. We believe that Neat's claims are without merit and we intend to defend ourselves vigorously in these actions. Because we cannot predict the outcome of these actions at this time, no costs have been accrued for any possible loss contingency.

In September 2003, Pinnacle Systems, Inc., which we recently acquired and is now a wholly-owned subsidiary, was named as a defendant in a civil lawsuit filed in the Superior Court of California, Alameda County. The complaint was filed by YouCre8, a/k/a DVDCre8, Inc., a software company whose software was distributed by Dazzle Multimedia, Inc. ("Dazzle"). The complaint alleges that in connection with Pinnacle's acquisition of certain assets of Dazzle, Pinnacle tortiously interfered with DVDCre8's relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, and distributed false and misleading statements which caused harm to DVDCre8. Dazzle and its parent company, SCM Microsystems, Inc. ("SCM"), were also named as defendants in this matter. The complaint seeks unspecified damages and injunctive relief. Pursuant to the Asset Purchase Agreement among SCM, Dazzle and Pinnacle, Pinnacle is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend these claims. SCM and Dazzle, in turn, are seeking indemnification from Pinnacle for all or part of the damages and expenses incurred by them to defend these claims. We believe the complaint is without merit and intend to vigorously defend against it. However, an adverse resolution of this litigation could have a material adverse effect on our consolidated financial position in the period in which the litigation is resolved. Amounts accrued related to this litigation as part of the Pinnacle purchase price allocation during the three months ended September 30, 2005 are considered immaterial to our consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on July 27, 2005. At the meeting, Elizabeth M. Daley and John V. Guttag were reelected as Class III Directors. The vote with respect to each nominee is set forth below:

                             Total Vote For       Total Vote Withheld
                             Each Director        From Each Director
                             --------------       -------------------

      Ms. Daley               30,426,130                1,218,875

      Mr. Guttag              29,350,177                2,294,828

Additional directors whose terms of office continued after the meeting are George H. Billings, Nancy Hawthorne, David A. Krall and Pamela F. Lenehan.

The stockholders also approved an amendment to our Third Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 by a vote of 28,123,323 shares for, 745,930 shares against, 19,680 shares abstaining, and 2,756,072 non-votes.

In addition, the stockholders approved our 2005 Stock Incentive Plan by a vote of 21,096,754 shares for, 7,712,465 shares against, 79,714 shares abstaining, and 2,756,072 non-votes.

The stockholders also ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005 by a vote of 30,127,950 shares for, 1,510,392 shares against, and 6,663 shares abstaining.

Finally, the stockholders did not approve adjournments or postponements of the annual meeting, if necessary, to permit further solicitation of proxies if there were not sufficient votes at the time of the meeting to approve the amendment to our Third Amended and Restated Certificate of Incorporation. The vote for this matter was 15,297,391 shares for, 15,933,314 shares against, and 414,300 shares abstaining.

ITEM 6.     EXHIBITS

*3.1    Third Amended and Restated Certificate of Incorporation, as amended.

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

                                           Avid Technology, Inc.


Date:  November 14, 2005      By:  /s/ Paul J. Milbury
                                   -----------------------------
                                   Paul J. Milbury
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------


*3.1    Third Amended and Restated Certificate of Incorporation, as amended.

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