Form 10-K
period 2005-12-31
AVID TECHNOLOGY INC
filed 2006-03-07
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
              TO SECTIONS 13 OR 15(D) OF THE SECURITIES ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. YES v   NO

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES    NO v

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES v NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer v       Accelerated Filer       Non-accelerated Filer

Indicate by check mark whether the  registrant  is a shell company (as defined
in Exchange Act Rule 12b-2). YES    NO v

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,875,590,479 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2005.

The number of shares outstanding of the registrant's Common Stock as of February 14, 2006, was 42,126,287.

                       Documents Incorporated by Reference

            Document Description                          10-K Part
            --------------------                          ---------
    Portions of the Registrant's Proxy Statement
    for the 2006 Annual Meeting of Stockholders ...........  III

      This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Avid Technology, Inc. ("We", the "Company", or "Avid") or our management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Item 1A "Risk Factors".

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

      We develop, market, sell and support a wide range of software and hardware products for digital media production, management and distribution. Digital media are video, audio or graphic elements in which an image or sound is recorded and stored in digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage and Move Media".

      Make Media. Our products help every class of user create and use video and audio assets, from the home user to the feature film professional. Our Professional Film, Video and Broadcast segment offers innovative video and film editing systems, as well as 3D and special-effects software. These products enable professionals, and aspiring professionals, in the post-production and broadcast markets to manipulate moving pictures and sound in fast, easy, creative and cost-effective ways. Our Audio segment offers consumer and professional digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media and web development. These systems are based upon proprietary audio hardware, software and control surfaces, and allow users to record, edit, mix, process and master audio in an integrated manner. Our Consumer Video segment offers products for home video editing and TV viewing. Our home video editing products allow users to create, edit and share video content more easily and effectively, while our TV viewing products allow consumers to view, record and time shift television programming on their computers.

      Manage Media. The ability to manage digital media assets effectively is a critical component of success for all content creators. Our technology enables users to simultaneously share and manage media assets throughout a project or organization. As a result, professionals can collaborate in real time on all production elements and streamline the process for cost-effective management and delivery of media. In addition, our tools allow customers to easily repurpose digital assets to take advantage of a variety of market opportunities. For consumer applications, we also offer products that allow users to manage their media projects, such as home movies or recorded music.

      Move Media. Our products allow our customers to distribute media over multiple platforms - including air, cable or satellite, or on the Internet. In addition, we provide technology for playback directly to air for broadcast television applications. Many of our products also support the broadcast of streaming Internet video. For professionals as well as consumers, our laptop-based editing systems, storage products and DVD authoring tools enable easy portability of media.

      Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals, as well as by amateurs, aspiring professionals and home hobbyists. Projects produced by customers using our products have been honored with Oscar(R), Emmy(R) and Grammy(R) awards, in addition to a host of other international awards. We have also received numerous awards for technical innovations, including two Oscars, 12 Emmys and a Grammy. Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.

      In August 2005, we acquired California-based Pinnacle Systems, Inc., or Pinnacle, a supplier of digital video products to customers ranging from individuals to broadcasters. The acquisition of Pinnacle has allowed us to expand our offerings within our Professional Film, Video and Broadcast segment through the integration, into this segment, of Pinnacle's broadcast and professional offerings, including the Deko on-air graphics system and the MediaStream playout server. It has also provided entry into a new Consumer Video segment through which we offer Pinnacle's consumer products, including Pinnacle Studio and other products.

DIGITAL MEDIA CONTENT MARKETS

      Digital formats and tools continue to displace analog processes in the markets that Make, Manage and Move Media. Technical advances in digital media content-creation tools have made this migration easier for film, video and audio professionals, as well as consumers, allowing all types of users to create, store and manipulate more complex content incorporating multiple elements of digital media. For example, many video games now include live-action video, detailed 3D graphics and high-quality audio, all created, manipulated and played back in digital form. Feature films such as "King Kong", "Brokeback Mountain" and "Crash", to name a few, rely on our editing and computer-generated special effects tools.

      Our business is currently organized and operated to sell our products and services in three reportable segments: Professional Film, Video and Broadcast; Audio; and Consumer Video.

      Our Professional Film, Video and Broadcast, or Professional Video, segment markets to professional users, over-the-air broadcast and cable companies, and corporate, government, and educational users. Professional users include production and post-production companies that produce video and film material, such as feature films, commercials, entertainment and documentary programming, industrial videos and music videos; professional character animators and video game developers; and television facilities, film studios and large corporations that perform digital media production and post-production in-house. Our customers also include a wide variety of companies that originate news programming, including national and international broadcasters, such as National Broadcasting Company, Reuters, CBS News, Fox Television and the British Broadcasting Corporation, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators that produce news programming. Finally, users in corporations and various other institutional settings use digital media tools to create and distribute information enriched by the addition of digital media content to their customers and employees.

      Our Audio segment markets to professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, DVD, web and other "new media" production studios, performance venues, corporate, government and educational facilities, as well as home hobbyists and enthusiasts. These users range from individuals just getting started in the music field to large professional acts and multinational corporations. Our audio products are employed in a wide variety of applications, including recording, editing, mixing, processing, mastering and live sound.

      Our Consumer Video segment markets within two areas: home video editing and TV viewing. Our home video editing business focuses primarily on novice and advanced home video editors, although corporate, government and educational institutions also use our consumer products to create, edit, view, and distribute video, photographs and audio using a personal computer. TV viewing products are marketed to consumers, primarily in Europe, who can watch and record television on a personal computer.

STRATEGY

      Our mission is to serve the industries that Make, Manage and Move Media. Our strategy consists of four key elements:

 Deliver Best-of-Breed Stand-alone Products to Content Creators.

      We continue to focus on markets where digital media content creation takes place, and we believe we enjoy a leadership position in each of these primary markets. These include:

   o Professional Film, Video and Broadcast Market - film and television studios, independent production and post-production firms, and broadcast, including hard news, long-form news and promotion;
   o Audio Market - both professional and consumer music, audio production and post-production; and
   o  Consumer Video Market - home users, students and hobbyists.

We plan to strengthen our positions in these areas by continuing to enhance our existing products and by introducing new, easy-to-use products that satisfy a broad range of customer needs. These products may be developed internally, jointly with third parties or through acquisitions. In 2005, we acquired Pinnacle, a provider of market leading products used by broadcasters and consumers. We also acquired Wizoo Sound Design GmbH, a provider of virtual instruments for music producers and sound designers.

Deliver Integrated Workflow for Customers who Work with Multiple Systems or Multiple Media Disciplines.

      We continue to invest significant resources in enhancing the interoperability of our broad array of products that Make, Manage and Move Media. To satisfy the demands of the post-production, broadcast and audio markets, we are committed to delivering to our users integrated solutions, not just point products. For example, with Avid Unity network-based collaborative workgroups we enable all of our Professional Video products to connect to one another through the sharing of common media production assets and information about the media, or metadata, in a seamless workflow that encompasses all the disciplines in content creation - acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution, for example, can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of all of our tools. The entire process, including capturing news feeds, managing scripts and announcer recordings, editing and manipulating video, audio and graphics elements, delivering the finished product to a video server for playback, automated repurposing of the story for web distribution and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of our products working together, connected in an Avid Unity workgroup.

Support Open Standards for Media, Metadata and Application Program Interfaces
(APIs).

      Beyond interoperability within the Avid family of products, we seek to design all of our products so that they are based on and can work with a variety of established industry-wide standards, including computer platforms, operating systems, networking protocols, data compression and digital media handling formats. We have been a leader in defining and developing the Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to easily exchange digital media and metadata, across platforms and between systems and applications. AAF saves time, simplifies project management and preserves valuable metadata that can be lost when transferring media between applications. We've also introduced a high definition, or HD, encoding format, known as Avid DNxHD, which enables collaborative HD post-production with the same storage bandwidth and capacity requirements as uncompressed standard definition, or SD, files. While the size of Avid DNxHD files are similar to SD files, the quality of the original HD image is preserved. The source code for Avid DNxHD technology is licensable free of charge on our Web site, enabling users to compile it on any platform.

Deliver Excellent Customer Service, Support and Training.

      In order to succeed, we must provide experienced, accessible and knowledgeable customer service. We try to create a culture at Avid that encourages every employee to focus on exceptional customer service. We seek to train our support staff in a broad range of applications, operating systems, and storage and networking solutions. In addition, we work with resellers in the major regions of the world to ensure that they have the capability to deliver various levels of application and hardware support directly to end users. We also offer training throughout the world in all areas of content creation through a network of experienced educational specialists.

PRODUCTS

      The following section describes our major products and product families within each of our reportable segments. Information about our reportable segments, including total revenues, operating income and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote M to our Consolidated Financial Statements in Item 8.

PROFESSIONAL FILM, VIDEO AND BROADCAST PRODUCTS

Video and Film Editing and Finishing

      Our award-winning digital nonlinear editing and finishing tools are used by film, video, audio, animation, game developers and broadcast professionals to create the world's most recognizable media. Among Academy Award nominees for the 2005 eligibility year, every film nominated in the categories of Best Picture, Directing, Film Editing, Sound Editing, Sound Mixing, Visual Effects and Animated Feature employed at least one Avid solution in the post-production process.

Media Composer Family

      This group of digital nonlinear editing products includes the Media Composer Adrenaline and Media Composer Adrenaline HD systems. These products are widely used for editing prime-time television programs, commercials, feature films and independent films and comprised 12%, 17% and 16% of our consolidated net revenues in 2005, 2004 and 2003, respectively.

Avid Xpress Family

      The Avid Xpress family is made up of portable editing systems that include the Avid Xpress DV, Avid Xpress Pro and Avid Xpress Studio systems. All Avid Xpress Pro solutions can be enhanced with the Avid Mojo accelerator to perform the compression and decompression of video functions, as well as other tasks, which frees up a user's computer for other operations. The Avid Xpress family is designed to meet the needs of media professionals, video and film educators, Internet video developers and others involved with video and multimedia production.

Liquid Products

      The Avid Liquid brand is a new family of nonlinear editing software and hardware offerings aimed at the event videography and corporate markets, which we obtained as part of our 2005 acquisition of Pinnacle. These products contain an integrated feature set that includes SD and HD video editing, surround audio editing, real-time video effects that are designed to optimize workstation computer capacity, DVD authoring and a wide variety of output formats. The Avid Liquid family includes Avid Liquid Pro and Avid Liquid Chrome HD.

Finishing and Compositing

      Professionals who create feature films, television programs, commercials and music videos conform their projects with our offline editing systems using the Avid Symphony Nitris, Avid DS Nitris and Avid DS Nitris Editor systems. These real-time, uncompressed HD and SD solutions provide an efficient and creative environment for sophisticated HD finishing, including master-quality finishing, effects and color correction.

Storage & Workgroups

Shared Storage

      Our shared media networks offer simultaneous, real-time collaboration workflows that support a wide range of uncompressed SD and HD formats, as well as the high-efficiency Avid DNxHD encoding technology. The product line includes the enterprise-level Avid Unity ISIS (Infinitely Scalable Intelligent Storage), providing high scalability and 24/7 availability based on industry-standard Gigabit Ethernet networking; the 4-gigabit Fibre Channel-based Avid Unity MediaNetwork for high performance in facility-class environments; and the Avid Unity LANshare system for smaller broadcast operations and post-production customers. This product family accounted for approximately 10%, 12% and 12% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Avid also offers a variety of local storage products such as the Avid MediaDock Ultra 320, MediaDock 2+, MediaDrive rS 320/LVD and MEDIArray II.

Workgroup Solutions

      Avid Workgroup solutions are applications that support the digital content creation process by intelligently and transparently handling non-creative but essential workgroup tasks, while extending access to media. Most Workgroup products operate in conjunction with Avid Unity MediaNetworks and encompass asset management, file exchange and background file transcoding, as well as viewing, logging and shot listing. These products include Avid Unity MediaManager, Avid Unity TransferManager and Avid DMS ProEncode.

Broadcast

      We offer broadcast organizations a wide range of solutions to fit their needs - whether they are seeking to integrate new technology into existing operations or implement all-digital workflows across a wide network of stations. Broadcast products are clustered among four solution groups: Production, Newsroom, On-Air Graphics and Play-to-Air.

Production

      Production solutions are primarily focused on news, sports, live event, magazine and similar broadcast programming and are designed to help broadcasters accelerate the production process and increase their capability and efficiency from acquisition, through editing, to playout. These solutions can scale to meet the needs of the smallest to the largest broadcast operations, linking all aspects of production and distribution in a managed, real-time, shared storage environment.

      AirSpeed servers and NewsCutter editors are key components of our Production solutions. The Avid AirSpeed ingest and playout server provides a fast and highly scalable method for recording media directly into and playing media from an Avid Unity MediaNetwork. NewsCutter editing systems build on our core editing technology and provide special capabilities for broadcast news editing. The NewsCutter Adrenaline system is designed to handle any editing requirement in a broadcast facility, while the NewsCutter XP system provides flexible news editing in turnkey desktop or laptop configurations for field editing.

Newsroom

      Avid Newsroom solutions are used by journalists, producers, assignment editors, reporters and presenters throughout the process of researching, creating, managing and delivering television news programs. The Avid iNEWS newsroom computer system gives producers and assignment editors control of an entire news production including gathering and reading wires, e-mail and other messages; organizing assignments; writing stories; and preparing news programs. In 2005 we introduced iNEWS Instinct, a visual storytelling tool that brings together scriptwriting, shot selection, and video and audio editing in a tool specifically designed for journalists. By providing the journalist with a simple way to combine and manipulate all the elements of a television news story, iNEWS Instinct is designed to make the tasks of creating news and sports segments more efficient. At the 2005 National Association of Broadcasters, or NAB, show, iNEWS Instinct received five awards for its innovative concept and intuitive design.

On-Air Graphics

      Avid On-Air Graphics solutions are used to develop and deliver real-time live graphics, promotions, station identities and other applications. These systems integrate the graphic process from design to delivery, making graphic elements and easy-to-use graphic templates available throughout production, news and playout operations. On-Air Graphics solutions include the Deko, Thunder and DekoCast product lines.

Play-to-Air

      Our Play-to-Air solutions are focused on providing a reliable means of playing program content to air and include digital server solutions for multiple broadcast playout needs. As the most mission-critical of broadcast components, reliability and serviceability are primary design considerations. Our MediaStream video servers are designed to record, store, retrieve, process and play out all types of digital video broadcast content. Applications include commercial insertion, program acquisition and playout, store-and-forward, HD transmission, near-video-on-demand and network time delay. HD video playout capability is included, which simplifies the migration path to digital transmission for broadcasters.

Avid Computer Graphics

      The Avid Computer Graphics products encompass 3D animation and digital asset management tools, including: SOFTIMAGE|XSI, our flagship 3D content creation solution; Alienbrain Studio, our digital asset management software for entertainment and computer graphics professionals; and SOFTIMAGE|FACE ROBOT, our newest tool for creating realistic facial animations, which we plan to release in 2006.

Avid Assurance Support

      Avid Assurance is our annual maintenance support offering for the Avid Professional Video products described above. Avid Assurance provides software and application support to meet the needs of our customers including isolating hardware issues, resolving software issues and generally helping our customers to fully utilize their applications. In addition to Avid Assurance, we offer other services to our customer including training programs and installation services.

AUDIO PRODUCTS

      Our Audio segment's Digidesign product line includes digital audio production systems for recording engineers, mixers, film sound editors, sound designers, live sound engineers and other audio professionals. The Audio segment also includes our M-Audio product line of digital audio and MIDI (Musical Instrument Digital Interface) solutions for composers and performers of electronic music and other audio professionals.

Digidesign Products

Pro Tools Digital Audio Workstation

      Pro Tools is a multi-track, non-linear digital audio workstation comprising a variety of hardware options and bundled software that runs on Macintosh and Windows platforms. The Pro Tools workstation provides solutions for the entire audio production process, including recording, editing, signal processing, sound synthesis, integrated surround mixing and mastering, and reference video playback. Pro Tools users work in the prosumer and professional music, film, television, radio, multimedia, DVD and Internet production markets. Pro Tools systems support a rich third-party development environment, with more than 100 development partners providing a variety of additional software and hardware add-on options.

      Digidesign offers Pro Tools systems in a variety of price points and configurations, ranging from high-end HD Accel systems for professional music and post-production, to the affordable Mbox 2, Digi 002 and Digi 002 Rack systems for home production studios. In addition to a wide range of audio peripherals, our post-production customers can also choose between two of our video peripherals, the Avid Mojo accelerator and AV|OptionV10, to provide reference video track playback while working within Pro Tools.

      The Pro Tools product family accounted for approximately 18%, 24% and 25% of our consolidated net revenues in 2005, 2004 and 2003, respectively.

Control Surfaces

      In the large-format digital mixing console category, the Digidesign ICON (Integrated Console Equipment) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. ICON systems can be customized to fit any studio, providing from 16 to 80 channels of simultaneous control.

Live Sound Mixing Consoles

      In February 2005, we began shipping the VENUE product line, which is our first system for mixing sound at live concert and theater performances, and public address events. VENUE provides digital control and automation along with plug-in processing capabilities to live production professionals. It can be interconnected with Pro Tools systems to make live recordings. A growing number of artists are using the system on tour, including U2 and Paul McCartney.

M-Audio Products

Audio Interfaces

      M-Audio's audio interfaces dovetail with Digidesign's Pro Tools LE product line, allowing users access to high-quality sound in and out of a computer at affordable prices. Users can create audio recordings on their personal computers using Pro Tools M-Powered software or with third-party software. In 2005, M-Audio introduced the BlackBox and JamLab, products that appeal to guitarists who make computer-based recordings. The BlackBox provides realistic simulations of the sounds of premium tube-based guitar amplifiers and speaker cabinets, and can operate as a stand-alone unit or in conjunction with a computer.

Keyboards

      M-Audio's USB-based keyboards allow users to send MIDI messages directly to a personal computer to access sound creation software and control a variety of other musical functions without the need for additional MIDI interface peripherals. In addition, the ProKeys 88 stage piano recreates the experience of playing an acoustic grand piano with weighted hammer-action keys and high-fidelity samples.

Speakers, Add-On Software and Microphones

      M-Audio provides a variety of affordable, high-quality, self-powered monitor speakers that provide stereo or multi-channel surround monitoring, aimed at the recording studio, home music hobbyist, gaming and home-theater markets. M-Audio also provides a suite of high-quality yet affordable condenser and dynamic microphones, and distributes several software product lines popular in music production. These additional products allow customers to purchase entire home recording packages that include all of the essential tools required to make music recordings from a single supplier.


CONSUMER VIDEO PRODUCTS

      Our Consumer Video segment, Pinnacle, develops and markets video editing products that are aimed at the home consumer who wishes to create, edit and share video content more easily, creatively and effectively.

Studio and Dazzle Products

      The Pinnacle Studio family of products are non-linear video editing software and hardware tools that run on Microsoft Windows. Pinnacle Studio is available in two lines of products:

      o Studio - which is designed for entry level storytellers looking for a quick and easy way to enhance and share their projects with family and friends; and

      o Studio Plus - which is intended for advanced video enthusiasts who require additional power, control and quality to create more professional looking results.

      Both products contain a wide range of features that streamline the three-step `Capture, Enhance and Share' process. For example, consumers can "drag and drop" video clips in the order they desire, as well as add transitions between scenes, simple graphics, titles, music or narration to their personal productions. The current version of Studio software, version 10, incorporates significant new features, such as:

      o  video and audio cleaning tools to fix old or poorly captured videos;

      o  SmartMovie, a tool for creating a home movie or music video;

      o  surround sound (on multi-channel systems); and

      o the ability for users to add third-party plug-ins to further advance the capabilities of the program.

Studio Plus, the product designed for advanced home video editors, also has HD capabilities.

      In addition to selling Studio as a stand-alone software product, Pinnacle also sells versions of Studio software bundled with a variety of video input/output hardware.

      Our line of Dazzle products offers another range of software editing products such as Dazzle DVC80, Dazzle DVC90 and Dazzle DVC150. The Dazzle product line offers an inexpensive and easy way to convert video tapes to DVD and digital movies.

 TV Viewing Products

      Pinnacle's PCTV line of products allows users to view television programming on their computer monitors wherever and whenever they choose.
A television program can be viewed on its own or in conjunction with other applications on the computer. ShowCenter is a digital media receiver that expands the viewing and listening options beyond the personal computer; it allows consumers to stream videos, music and photos from a PC to a TV and/or stereo system.

SALES AND SERVICE

      We market and sell our products through a combination of direct and indirect sales channels. From our traditional presence in the high-end post-production market to broadcast news, low-cost post-production, audio solutions and consumer products, we strive for balanced market and geographic sales coverage. We sell our products primarily through a network of more than 2,500 independent distributors, value-added resellers and dealers. We supplement these channels with a team of internal sales representatives directly serving select customers and markets, as well as selling products on the Internet.

      We have significant international operations and currently have offices in 23 countries around the world. We believe this geographic diversity allows us to draw on business and technical expertise from a global workforce and provides stability to our operations and revenue streams to offset geography-specific economic trends. Revenues from our international operations accounted for 57%, 51% and 49% of our total net revenues for 2005, 2004 and 2003, respectively.

      We generally ship our products shortly after the receipt of an order, which is typical for our industry. Historically, a high percentage of our revenue has been generated in the third month of each fiscal quarter and is concentrated in the latter part of that month. Accordingly, orders may exist at the end of the quarter that have not been shipped and have not been recognized as revenue. The level of backlog that may exist at the end of any quarter is not a reliable indicator of future sales levels.

      We provide customer service and support directly through regional telephone support centers, major-market field service representatives and indirectly through strategically located dealers, value-added resellers and authorized third-party service providers. Customers may choose from a variety of support offerings, including telephone support, quick-response on-site assistance, hardware replacement and extended warranty and software upgrades. Customer training is available directly from us or through certified third-party Avid training centers around the world. Total service offerings represented 11%, 10% and 10% of our consolidated net revenues in 2005, 2004 and 2003, respectively.

MANUFACTURING AND SUPPLIERS

      Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. We also rely on independent contractors to manufacture components and subassemblies to our specifications both in the U.S. and overseas. Our products undergo testing and quality assurance at the final assembly stage. We are dependent on a number of sole source vendors for certain key hardware components of our products. For the risks associated with our reliance upon certain vendors, see Item 1A "Risk Factors".

      Our manufacturing facilities are located in: Tewksbury, Massachusetts; Dublin, Ireland; Menlo Park, California; and Irwindale, California. We also contract with third-party manufacturing facilities in the United States and overseas for boxed retail consumer products and for certain component parts.

      In order to comply with environmental directives recently adopted in the European Union (EU), the Directive on Waste Electrical and Electronic Equipment, or WEEE, and the Directive on the Restriction of Hazardous Substances, or RoHS, we are obligated with respect to sales in the EU to provide for the recycling of our products and removal of specific toxic substances that may be found in our products. The expense of complying with the EU's WEEE and RoHS Directives in 2005 was not material to our financial statements. We will incur additional costs in 2006 to modify our products to comply with RoHS. Our planned expenditures in 2006 to modify our products to comply with the directives is approximately $3.4 million. However, because the WEEE and RoHS Directives are new and EU member states are still establishing their implementation rules, it is difficult to predict the exact cost of compliance for 2006 and beyond, and this amount is subject to change. Any amounts spent for compliance will result in decreased earnings but are required in order to allow us to continue selling our products in Europe.

INTELLECTUAL PROPERTY

      We regard our software and hardware as proprietary and protect it under the laws of patents, copyrights, trademarks and trade secrets and through contractual provisions.

      We have obtained patents and have registered copyrights, trademarks and service marks in the U.S. and foreign countries. In particular, as of December 31, 2005, we held 226 U.S. patents and had 100 patent applications pending with the U.S. Patent and Trademark Office with expiration dates through 2024. We have also registered or applied to register various trademarks and service marks in the U.S. and a number of foreign countries, including Avid(R), Media Composer(R), NewsCutter(R), Digidesign(R), Pro Tools(R), M-Audio(R), Softimage(R), XSI(R), Alienbrain(R) and Pinnacle Systems(R). Although we believe ownership of our patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business, our success relies primarily on the innovative skills, technical competence and marketing abilities of our personnel.

      Our software is licensed to end-users pursuant to either shrink-wrap, embedded or on-line licenses, or signed license agreements. Our products generally contain copy protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for us, as well as the software industry in general. This problem is particularly acute in international markets. We participate in an anti-piracy program through the Business Software Alliance, or BSA, an external association of business software vendors.

RESEARCH AND DEVELOPMENT

      Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. We are committed to delivering best-in-class video, film, 3D animation and audio editing systems to meet the needs of professionals in the television, film, music, broadcast production and industrial post-production markets, and of end-users in the educational, consumer and corporate markets. Our research and development efforts also include networking and storage initiatives to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Our systems are designed to be Internet-enabled with technology for encoding and streaming media over the Internet. Our research and development expenditures for 2005, 2004 and 2003 were $111.3 million, $94.9 million and $85.6 million, respectively.

       Our research and development operations are primarily located in:
Tewksbury, Massachusetts; Daly City, California; Mountain View, California; Irwindale, California; Madison, Wisconsin; Rochelle Park, New Jersey; Braunschweig, Germany; Munich, Germany; and Montreal, Canada. We also employ independent contractors in the United States and abroad for some of our research and development activities.

COMPETITION

      The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of suppliers providing different types of products to different markets.

Video Post-production and 3D

      In the TV, video and film post-production markets, we compete primarily with vendors that offer similar digital editing and effects products based on
standard computer platforms.   These competitors include AJA Video Systems
Inc., Adobe Systems Incorporated, Apple Computer, Inc., Blackmagic Design Pty. Ltd., Autodesk, Inc.'s Media and Entertainment Solutions division, Quantel Inc. and Sony Corporation. In the 3D/animation sector, we compete with other manufacturers of content creation solutions for the video game, feature film and related markets, including Discreet and Alias Systems Corp. (both of which are divisions of Autodesk, Inc.) and NewTek, Inc.

Broadcast

      In the broadcast production area, we compete with vendors of video servers and traditional broadcast equipment that now offer nonlinear editing and shared storage systems for news, sports and special programming for television, such as Apple Computer, Inc., Harris Corporation, Thomson Grass Valley, Quantel Inc. and Sony Corporation. Other vendors of competitive products targeting these markets include 360 Systems and Bit Central, Inc. Primary competitors to the Avid iNEWS newsroom computer are The Associated Press (ENPS) and Dalet. In on-air graphics, principal competitors are Chyron Corporation, Harris Corporation and Vizrt Ltd. Competition in play-to-air servers is primarily from Thomson Grass Valley, Harris Corporation, Omneon Video Networks and SeaChange International, Inc. We expect continued competition from these vendors as they develop and introduce digital media products.

Data Storage and Digital Asset Management

      We compete in the data storage market with companies such as Advanced Digital Information Corporation (ADIC), Apple Computer, Inc., Ciprico Inc., EMC Corporation, Hewlett-Packard Development Company L.P., International Business Machines Corporation (IBM), Rorke Data (a subsidiary of Bell Microproducts, Inc.) and Silicon Graphics, Inc. (SGI). In digital asset management, the Alienbrain product family - which Avid acquired in January 2004 from NXN Software GmbH - is focused primarily on animation, electronic graphics and video gaming markets where it competes primarily with Perforce Software, Inc. and also with offerings from Microsoft Corporation (Visual SourceSafe) and Borland Software Corporation (StarTeam).

Audio

      In the Audio segment, we compete primarily with suppliers of disk-based digital audio workstation software and hardware products, such as Emagic (a subsidiary of Apple Computer, Inc.), MOTU, Inc. (Mark of the Unicorn), Merging Technologies and Steinberg Media Technologies GmbH (a subsidiary of Yamaha Corporation). We also compete with manufacturers of professional analog and digital mixing consoles for studio production and live sound mixing, including AMS Neve Ltd., DiGiCo Limited, Euphonix, Inc., Midas (a division of Telex Communications, Inc.), Solid State Logic Ltd. and Yamaha Corporation. Digidesign and M-Audio compete with manufacturers of low-cost computer-connected audio I/O hardware, such as Creative Technology Ltd., Ego Systems Inc., Loud Technologies, Inc., Roland Corporation, Tascam (a division of TEAC Corporation) and Yamaha Corporation. In addition, M-Audio also competes in the categories of MIDI keyboard/controllers, MIDI interfaces, speakers, pre-amplifiers and microphones with many of these companies.

Consumer Video

      In the Consumer Video segment we compete primarily with video software providers Adobe Systems, Incorporated, Ulead Systems, Inc., Sony Corporation and Sonic Solutions. We also compete with manufacturers of TV tuners, including ADS Technologies, Inc., Hauppauge Computer Works, Inc., ATI Technologies, Inc. and Adaptec, Inc. in the market for TV tuners.

EMPLOYEES

      We employed 2,613 people as of December 31, 2005.

WEB SITE ACCESS

      We make available free of charge on our Web site, www.avid.com, copies of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission, and in any event on the same day. Additionally, we will provide paper copies of all such filings free of charge upon request. Alternatively, these reports can be accessed at the SEC's internet website: www.sec.gov.

ITEM 1A.  RISK FACTORS

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

We may not be able to realize the expected benefits of our acquisition of Pinnacle Systems

      As a result of our recent acquisition of Pinnacle, we face challenges in several areas that could have an adverse effect on our business. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies and revenue growth, may not be realized. As a result of these and other factors, the acquisition may not result in a financial condition superior to that which we would have achieved on a stand-alone basis.

      If our integration of Pinnacle is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. With the completion of the integration, the combined company must operate as a unified organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, unforeseen costs and delays involved in integrating the Pinnacle business, including:

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

      We regularly introduce new products, as well as upgrades and enhancements to existing products. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers and distributors, about the uses and benefits of these products. The future success of certain of our video products, such as Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors, that utilize the high definition standard. Other risks involved with offering new products in general include, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. In addition, we occasionally introduce products in new markets, where we have little experience and may not overcome any barriers to entry. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The digital broadcast business is large, geographically dispersed and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this business.

      We are continuing to enhance our status in the digital broadcast business and have augmented our NewsCutter product offering with the Avid Unity for News products and other server, newsroom and browser products. In this business, in addition to or in lieu of discrete point products, customers often seek complex solutions involving highly integrated components (including the configuration of unique workflows) from a single or multiple vendors. Success in this business will require, among other things, creating and implementing compelling solutions and developing a strong, loyal customer base.

      In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation and support resources to ensure their successful and timely fulfillment. As the broadcast business converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short term meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast business than we do, or may be able to leverage their presence more effectively. If we are unsuccessful in expanding within the digital broadcast business or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

We have a significant presence in the audio business, and therefore, the growth of our audio business will depend in part on our ability to successfully introduce new products.

      Our Digidesign division has a significant presence in the audio business, due in large part to a series of successful product introductions. Our future success will depend in part upon our ability to offer, on a timely and cost-effective basis, new audio products and enhancements of our existing audio products. This can be a complex and uncertain process and we could experience design, manufacturing, marketing, or other difficulties that delay or prevent the introduction of new or enhanced products, or the integration of acquired products, which, in turn, could harm our business.

We will face challenges associated with sales of video and audio products to the consumer market.

      As a result of our recent acquisition of Pinnacle, we expect a material portion of our future revenue to come from sales to consumers of home video editing and viewing products. In addition, M-Audio is expanding its sales channel to include sales of its audio products through the consumer channel. The market for these consumer video and audio products is highly competitive and we expect to face price-based competition from competitors selling similar products. Although we acquired experienced personnel through our acquisitions of M-Audio and Pinnacle, Avid's prior experience in the consumer market is limited. If we are not successful marketing to this base of customers, our operating results could suffer. Furthermore, sales of consumer electronics and software typically increase in the second half of the year, reaching their peak during the year-end holiday season. As a result, to the extent we increase sales of our video and audio products through consumer channels, we expect to experience greater seasonality in our revenues.

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

      We expect sales of large, complex solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate if:

    o sales to one or more of our customers are delayed or are not completed within a given quarter;
    o the contract terms preclude us from recognizing revenues relating to one or more significant contracts during a particular quarter;
    o news stations' migrations to networked digital infrastructure slows down;
    o   we are unable to complete complex customer installations on schedule;
    o our customers reduce their capital investments in our products in response to slowing economic growth; or
    o any of our large customers terminates its relationship with us or significantly reduces the amount of business it does with us.

We compete with many other enterprises and we expect competition to intensify in the future.

      The business segments in which we operate are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. In addition to competing based on price, our products must also compete favorably with our competitors' products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training. Delays or difficulties in product development and introduction may also harm our business. If we are unable to compete for our target customers effectively, our business and results of operations could suffer.

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

      As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our core markets or allow us to enter new markets. For example, in August 2005, we acquired Pinnacle and in August 2004, we acquired M-Audio. The risks associated with such acquisitions include, among others:

    o the difficulty of assimilating the operations, policies and personnel of the target companies;
    o the failure to realize anticipated returns on investment, cost savings and synergies;
    o  the diversion of management's time and attention;
    o the potential dilution to existing stockholders, if we issue common stock or other equity rights in the acquisition;
    o  the potential loss of key employees of the target company;
    o the difficulty in complying with a variety of foreign laws and regulations, if so required;
    o  the impairment of relationships with customers or suppliers;
    o  the risks associated with contingent payments and earn-outs;
    o the possibility of incurring debt and amortization expenses, as well as impairment charges, related to goodwill and other intangible assets; and
    o unidentified issues not discovered in due diligence, which may include product quality issues and legal contingencies.

      Such acquisitions often involve significant transaction-related costs and could cause disruption to normal operations. In the future, we may also make debt or equity investments. If so, we may fail to realize anticipated returns on such investments. If we are unable to overcome or mitigate these risks, they could adversely affect our business and lower revenues.

Our products are complex and may contain errors or defects resulting from such complexity.

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

      Independent firms and contractors, some of whom are located in other countries, perform some of our product development activities. We generally own the software developed by these contractors. We also rely on subcontractors for most of our manufacturing activities. Our strategy to rely on independent firms and contractors involves a number of significant risks, including loss of control over the manufacturing process, potential absence of adequate manufacturing capacity, potential delays in lead times and reduced control over delivery schedules, manufacturing yields, quality and cost. Furthermore, the use of independent firms and contractors, especially those located abroad, could expose us to risks related to governmental regulation, foreign taxation, intellectual property ownership and rights, exchange rate fluctuation, political instability and unrest, natural disasters and other risks, which could adversely impact our revenues.

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

      Our gross profit margin varies from product to product depending primarily on the proportion and cost of third-party hardware and software included in each product. From time to time, we add functionality and features to our products. If we effect such additions through the use of more, or more costly, third-party hardware or software and are not able to increase the price of our products to offset the increased costs, our gross profit margin on these products could decrease and our operating results could be adversely affected.

We rely on third party software for some of our products and if we are unable to use or integrate such software, our product and service development may be delayed.

      We rely on certain software that we license from third parties, including software that is bundled with our products and sold to end users and software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance, any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which could adversely affect our business.

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

      Our software engineers devote significant time and effort to qualify and support our products on various computer platforms, including Microsoft and Apple platforms. Computer platform modifications and upgrades require additional time to be spent to ensure that our products function properly. To the extent that the current configuration of qualified and supported platforms changes, or we need to qualify and support new platforms, we could be required to expend valuable engineering resources, which could adversely affect our operating results.

Our revenues and gross profit are dependent on several unpredictable factors.

The revenue and gross profit from our products depend on many factors, including:

    o  mix of products sold;
    o cost and proportion of third-party hardware and software included in such products;
    o  product distribution channels;
    o  acceptance of our new product introductions;
    o  product offers and platform upgrades;
    o  price discounts and sales promotion programs;
    o  volume of sales of aftermarket hardware products;
    o costs of swapping or fixing products released to the market with defects;
    o  provisions for inventory obsolescence;
    o  competitive pressure on product prices;
    o costs incurred in connection with our broadcast and some of our audio solution sales, which typically have longer selling and implementation cycles;
    o  timing of delivery of solutions to customers; and
    o  foreign currency exchange impact on our revenues.

Changes in any of these factors could adversely affect our operating results.

Our international operations expose us to significant exchange rate fluctuations and regulatory, intellectual property and other risks which could harm our operating results.

      We generally derive approximately half of our revenues from customers outside of the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income (loss) and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. The success of our hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or under-stated during periods of currency volatility, we could experience currency gains or losses.

      Other risks inherent in our international operations include changes in regulatory practices, environmental laws, tax laws, trade restrictions and tariffs, longer collection cycles for accounts receivable and greater difficulties in protecting our intellectual property.

New environmental regulations could negatively impact our future operating results.

      The European Union, or EU, has finalized the Waste Electrical and Electronic Equipment, or WEEE, Directive, which makes producers, importers and/or distributors of specified electronic products, including some of our products, responsible for the collection, recycling, treatment and disposal of covered products. The WEEE Directive became effective in August 2005, although to date not all EU countries have adopted rules implementing the WEEE Directive. The EU has also passed the Restriction of Hazardous Substances, or RoHS, Directive, which places restrictions on lead and certain other substances contained in specified electronic products, including some of our products, sold in the EU after June 2006. While the cost of compliance with these directives cannot be determined before the member states issue their final implementation guidance, the potential costs could be significant and could adversely affect our future operating results. Furthermore, failure to comply with the directives could result in substantial penalties and fines.

Our operating costs are tied to projections of future revenues, which may differ from actual results.

      Our operating expense levels are based, in part, on our expectations of future revenues. Such future revenues are difficult to predict, especially as a result of our recent acquisition of Pinnacle. A significant portion of our business occurs near the end of each quarter, which can impact our ability to forecast revenues on a quarterly basis. Further, we are generally unable to reduce quarterly operating expense levels rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations upon which expense levels are based, our results of operations could be adversely affected.

Terrorism, acts of war and other catastrophic events may seriously harm our business.

      Terrorism, acts of war, or other catastrophic events may disrupt our business and harm our employees, facilities, suppliers, distributors, resellers or customers, which could significantly impact our revenue and operating results. The increasing presence of these threats has created many economic and political uncertainties that could adversely affect our business and stock price in ways that cannot be predicted. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and other catastrophic events.

If we fail to maintain strong relationships with our resellers, distributors and suppliers, our ability to successfully deploy and sell our products may be harmed.

      We sell many of our Professional Video products and services and substantially all of our Audio and Consumer Video products and services, indirectly through resellers and distributors. In our Audio and Consumer Video segments, a few distributors account for a significant portion of the revenue in that segment. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our Professional Video segment products typically purchase Avid software and Avid-specific hardware from us and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our broadcast products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

      Most of the resellers and distributors of our Professional Video products are not granted rights to return products after purchase and actual product returns from such resellers and distributors have been insignificant to date. Our revenue from sales of Audio and Consumer Video products is generally derived, however, from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management's estimates. However, if returns of our Audio or Consumer Video segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

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

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. Changes from current accounting regulations may have a significant effect on our reported financial results. Furthermore, changes in the rules regarding accounting for stock-based compensation, which took effect on January 1, 2006, will result in higher operating expenses and lower earnings per share compared to prior periods.

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

      Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. We rely upon a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions, as well as required hardware components and security keys, to protect our proprietary technology. However, our means of protecting our proprietary rights may not be adequate. In addition, the laws of certain countries do not protect our proprietary technology to the same extent as do the laws of the United States. From time to time unauthorized parties have obtained, copied and used information that we consider proprietary. Policing the unauthorized use of our proprietary technology is costly and time-consuming and we are unable to measure the extent to which such unauthorized use, including piracy, of our software exists. We expect software piracy to continue to be a persistent problem.

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

      Federal, state and international authorities may adopt new laws or regulations governing the Internet, including laws or regulations covering issues such as privacy, distribution and content. For example, the EU has issued several directives regarding privacy and data protection, including the Directive on Data Protection and the Directive on Privacy and Electronic Communications. The enactment of legislation implementing such directives by EU member countries is ongoing. The enactment of this and similar legislation or regulations could curb our Internet sales and other initiatives, require changes in our sales and marketing practices and place additional financial burdens on our business.

Our association with industry organizations could subject us to litigation.

      We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the activities of such groups. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance, or BSA. From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or a violation of other local laws. To date, none of these lawsuits or counterclaims have adversely affected our results of operations, but, should we become involved in material litigation, our cash flows or financial position could be adversely affected.

Compliance with rules and regulations concerning corporate governance has caused our operating expenses to increase and has put additional demands on our management.

      The Sarbanes-Oxley Act of 2002 and various rules and regulations promulgated by the SEC and the National Association of Securities Dealers in recent years have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. These laws, rules and regulations also divert attention from business operations, increase the cost of obtaining director and officer liability insurance and may make it more difficult for us to attract and retain qualified executive officers, key personnel and members of our board of directors.

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

      Furthermore, the market prices of equity securities of high technology companies have generally demonstrated volatility in recent years and this volatility has, at times, appeared to be unrelated to or disproportionate to any of the factors above.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

      Our principal corporate and administrative offices, as well as our Professional Video segment headquarters are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In September 2000, we subleased a portion of this space to an unrelated company. This sublease has been extended and expires in 2007.

      We lease office space in Daly City, California for our Audio segment headquarters, including its administrative, sales and marketing, and research and development activities, and in Mountain View, California, for our Consumer Video segment headquarters including its administrative, sales and marketing, and research and development activities. In Europe, we lease facilities in Iver Heath, United Kingdom for our European headquarters, including administrative, sales and support functions and in Braunschweig, Germany to house our European Consumer Video products engineering operations. We also lease facilities in Dublin, Ireland and Menlo Park, California for the manufacture and distribution of our products.

ITEM 3.   LEGAL PROCEEDINGS

      In April 2005, we were notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a petition against our subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second petition with the KFTC on October 17, 2005 alleging the same unfair trade practices as those set forth in the former KFTC petition. On January 13, 2006, we filed our response to the second KFTC petition denying Neat's allegations. On February 16, 2006, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging unfair trade practices. In the civil action, Neat is seeking approximately $1.7 million in damages, plus interest and attorneys' fees. On November 30, 2005, we filed our answer to the complaint denying Neat's allegations. We believe that Neat's claims are without merit and we intend to defend ourselves vigorously in these actions. Because we cannot predict the outcome of these actions at this time, no costs have been accrued for any possible loss contingency.

      In September 2003, Pinnacle Systems, Inc., which we recently acquired and is now a wholly owned subsidiary, was named as a defendant in a civil lawsuit filed in the Superior Court of California, Alameda County. The complaint was filed by YouCre8, a/k/a DVDCre8, Inc., a software company whose software was distributed by Dazzle Multimedia, Inc. ("Dazzle"). The complaint alleged that in connection with Pinnacle's acquisition of certain assets of Dazzle, Pinnacle tortiously interfered with DVDCre8's relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, and distributed false and misleading statements which caused harm to DVDCre8. Dazzle and its parent company, SCM Microsystems, Inc. ("SCM"), were also named as defendants in this matter. On December 1, 2005, we entered into a settlement agreement with DVDCre8 whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, we agreed to make a payment to DVDCre8 of $570,000, which was paid on December 8, 2005. On December 5, 2005, Pinnacle filed an application for determination of a good faith settlement with the Superior Court and the Court granted this application on December 9, 2005. On December 16, 2005, DVDCre8 filed notice with the Superior Court dismissing all claims alleged against Pinnacle in this proceeding. Also on December 9, 2005, DVDCre8, SCM and Dazzle entered into a settlement agreement regarding claims made against SCM and Dazzle in this lawsuit and Pinnacle, SCM and Dazzle each agreed to waive any indemnity claims that it may have against any of the other defendants in the lawsuit. All amounts paid to settle this litigation are included as part of the purchase price for the Pinnacle acquisition which took place on August 9, 2005.

      We receive inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, we may seek licenses or settlements. In addition, as a normal incidence of the nature of our business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. We do not believe these claims will have a material adverse effect on our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is (i) the name and age of each of our executive officers; (ii) the position(s) presently held by each person; and (iii) the principal occupation held by each person for at least the past five years.

EXECUTIVE OFFICER       AGE     POSITION(S)

David A. Krall          45      President and Chief Executive Officer

Patricia A. Baker       58      Vice President of Human Resources

Joseph Bentivegna       45      Vice President and Chief Operating Officer,
                                Avid Video

Jeffrey Hastings        41      Vice President and General Manager, Consumer

Ethan E. Jacks          52      Vice President, Chief Legal Officer and
                                Corporate Secretary

David M. Lebolt         49      Vice President and General Manager, Audio

Paul J. Milbury         57      Vice President and Chief Financial Officer

Sharad Rastogi          38      Vice President of Corporate Development

Michael J. Rockwell     38      Vice President and Chief Technology Officer

Charles L. Smith        45      Vice President and General Manager, Avid Video

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

JOSEPH BENTIVEGNA. Mr. Bentivegna has served as Vice President and Chief Operating Officer, Avid Video since November 2004. Previously, he served as Vice President of Video Development and Operations from August 2001 to November 2004. Prior to that, he held a variety of other positions at Avid, including Vice President and General Manager of Avid Media Solutions from June 2000 to August 2001, Vice President of Worldwide Operations from January 1999 to June 2000, Vice President and General Manager of Asia Operations from September 1998 to

January 1999 and Vice President of Worldwide Manufacturing from June 1996 to September 1998. From November 1991 to June 1996 Mr. Bentivegna held various other positions at Avid. Prior to that he held various positions in operations for Access Technology, Inc., a developer of application software.

JEFFREY HASTINGS. Mr. Hastings has served as Vice President and General Manager, Consumer since August 2005. Previously, he served as Chief Operating Officer for M-Audio, a company we acquired in 2004 and now a business division of our Audio division. Prior to joining, M-Audio Mr. Hastings served as President of Rio, part of Digital Networks North America, Inc. (DNNA); he was appointed to that position following DNNA's acquisition of SONICblue, Inc. where he had served as Vice President of Engineering since December 2001. Mr. Hastings joined SONICblue after it acquired ReplayTV in 2001. At ReplayTV Mr. Hastings held a variety of senior executive positions, including Executive Vice President of Products responsible for engineering, sales, marketing and operations.

ETHAN E. JACKS. Mr. Jacks has served as Vice President and Chief Legal Officer since June 2000 and as Corporate Secretary since March 1999. From June 2000 to August 2005 he also served as Vice President of Business Development. From May 2000 to December 2000, Mr. Jacks also served as Acting Chief Financial Officer and from March 1999 to June 2000 as General Counsel. Prior to joining Avid, Mr. Jacks was Vice President and General Counsel for Molten Metal Technology, Inc. from November 1991 to October 1998. Mr. Jacks was also engaged in the private practice of law for eleven years, including as a partner at McDermott, Will & Emery.

DAVID M. LEBOLT. Mr. Lebolt has served as Vice President and General Manager of Audio since July 2002. Previously, Mr. Lebolt held a variety of positions at Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999 and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production and has received both Clio and Emmy(R) awards for his production work.

PAUL J. MILBURY. Mr. Milbury has served as Vice President and Chief Financial Officer since December 2000. Prior to joining Avid, Mr. Milbury was Chief Financial Officer of iBelong.com, Inc. from April 2000 to December 2000 and Chief Financial Officer of JuniorNet Corporation from October 1998 to April 2000. Prior to that, Mr. Milbury spent 19 years at Digital Equipment Corporation (now part of Hewlett-Packard Computer Corporation), where in 1995 he became Vice President and Treasurer.

SHARAD RASTOGI. Mr. Rastogi has served as Vice President of Corporate Development since August 2005. From January 2004 until August 2005 he was Vice President of Strategic Planning and New Business Development. Prior to joining Avid, Mr. Rastogi was a Vice President and Partner at the management consulting firm Bain & Company, Inc. from September 1996 until December 2003. Prior to that, Mr. Rastogi was senior automation engineer at hard-disk manufacturer Komag, Inc.

MICHAEL J. ROCKWELL. Mr. Rockwell has served as Chief Technology Officer since August 2001. From December 2003 to March 2005 he also served as Vice President of Software Engineering and since March 2005 has served as Vice President. Previously, Mr. Rockwell served as Vice President and General Manager of Avid Internet Solutions from June 2000 to August 2001 and Chief Architect for Software Engineering of Digidesign from January 1997 to November 1999. Mr. Rockwell's prior positions with Digidesign also included Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

CHARLES L. SMITH. Mr. Smith has served as Vice President and General Manager, Avid Video since November 2004. Previously, he served as Vice President of Worldwide Sales, Marketing and Services from November 1999 to November 2004. Prior to that, Mr. Smith served in various capacities at Digidesign: Vice President of Sales and Marketing from October 1996 to November 1999, Vice President of International Sales from August 1995 to October 1996 and Managing Director Digidesign UK from May 1993 to August 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the Nasdaq National Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2005 and 2004.

           2005                     High            Low
           ----                     ----            ---
        First Quarter              $68.35         $52.06
        Second Quarter             $61.39         $47.64
        Third Quarter              $56.90         $35.78
        Fourth Quarter             $55.00         $37.30


           2004                     High            Low
           ----                     ----            ---
        First Quarter              $55.42         $38.43
        Second Quarter             $61.68         $44.11
        Third Quarter              $54.66         $40.90
        Fourth Quarter             $62.57         $46.48

      On February 14, 2006, the last reported sale price of the Nasdaq National Market for our common stock was $47.77 per share. The approximate number of holders of record of our common stock at February 14, 2006 was 471. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
In thousands (except per share data)

                                                         For the Year Ended December 31,
                                                -------------------------------------------------
                                                   2005     2004      2003     2002     2001
                                                -------------------------------------------------
Net revenues                                    $775,443  $589,605  $471,912  $418,719  $434,638
Cost of revenues                                 364,687   255,496   209,373   207,236   213,572
                                                --------- --------- --------- --------- ---------
  Gross profit                                   410,756   334,109   262,539   211,483   221,066
                                                --------- --------- --------- --------- ---------
Operating expenses:
  Research and development                       111,334    94,940    85,552    82,346    86,140
  Marketing and selling                          170,787   130,123   105,735    97,459   108,945
  General and administrative                      47,147    35,468    27,177    23,121    27,421
  In-process research and development             32,390         -         -         -         -
  Restructuring and other costs, net               3,155         -     3,194     2,923     8,268
  Amortization of intangible assets                9,194     3,641     1,316     1,153    31,168
  Impairment of intangible assets                      -     1,187         -         -         -
                                                --------- --------- --------- --------- ---------
    Total operating expenses                     374,007   265,359   222,974   207,002   261,942
                                                --------- --------- --------- --------- ---------
Operating income (loss)                           36,749    68,750    39,565     4,481   (40,876)
Interest and other income, net                     5,586     1,339     1,874       218     5,529
                                                --------- --------- --------- --------- ---------
Income (loss) before income taxes                 42,335    70,089    41,439     4,699   (35,347)
Provision for (benefit from) income taxes          8,355    (1,612)      550     1,700     2,800
                                                --------- --------- --------- --------- ---------
Net income (loss)                                $33,980   $71,701   $40,889    $2,999  ($38,147)
                                                ========= ========= ========= ========= =========

Net income (loss) per common share - basic         $0.90     $2.21     $1.40     $0.11    ($1.49)

Net income (loss) per common share - diluted       $0.86     $2.05     $1.25     $0.11    ($1.49)

Weighted-average common shares
 outstanding - basic                              37,762    32,485    29,192    26,306    25,609

Weighted-average common shares
 outstanding - diluted                            39,517    35,003    32,653    26,860    25,609


CONSOLIDATED BALANCE SHEET DATA:
In thousands

                                                                    As of December 31,
                                                    -----------------------------------------------
                                                       2005       2004     2003     2002    2001
                                                    -----------------------------------------------
Cash, cash equivalents and marketable securities     $238,430  $155,419  $196,309  $89,034  $72,961
Working capital                                       288,600   176,384   196,605   94,130   85,490
Total assets                                        1,062,046   576,234   348,119  235,803  215,806
Long-term debt and other liabilities                    9,372     1,689       607    1,427   13,020
Total stockholders' equity                            839,597   424,621   227,105  123,564  104,758

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

OUR MARKETS AND STRATEGY

      Our mission is to serve the industries that "Make, Manage and Move Media." We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored in digital values, as opposed to analog, or tape-based, signals. The four key elements of our strategy are:

    o  Deliver Best-of-Breed Stand-alone Products to Content Creators;

    o Deliver Integrated Workflow for Customers who Work with Multiple Systems or Multiple Media Disciplines;

    o Support Open Standards for Media, Metadata and Application Program Interfaces (API); and

    o  Deliver Excellent Customer Service, Support and Training.

In order to effectively deliver our products and services to our target markets, we have organized our business in three reporting segments: Professional Film, Video and Broadcast, which we refer to as "Professional Video"; Audio; and Consumer Video.

      Our Professional Video products enable professionals and aspiring professionals, in the post-production and broadcast markets to manipulate moving pictures and sound in fast, easy, creative and cost-effective ways. Our Audio product offerings include consumer and professional digital audio software applications and hardware systems for music, film, television, video, broadcast, live venues, streaming media and web development. Our Consumer Video segment offers products for home video editing and TV viewing.

      Over the past few years we have focused on expanding and enhancing our product lines and increasing revenues through both the internal development of products and acquisitions.

      In August 2005, we acquired California-based Pinnacle Systems, a supplier of digital video products to customers ranging from individuals to broadcasters. The acquisition of Pinnacle has allowed us to expand our offerings within our Professional Video segment through the integration of Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, into that segment and has provided entry into a new Consumer Video segment that will offer Pinnacle's consumer products, including Pinnacle Studio(TM) and other products. In August 2005, we also acquired Wizoo Sound Design GmbH, a Germany-based provider of virtual instruments for music producers and sound designers. Wizoo's products have been and will continue to be sold through our Audio segment and Wizoo technology is also being integrated into other Avid Audio product offerings to expand their features and functionality.

      In 2004, we finalized acquisitions for Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries; California-based Midiman, Inc. (d/b/a M-Audio), a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals; and Avid Nordic AB, a Sweden-based distributor of Avid products. NXN has been integrated into our Professional Video segment and expanded our offerings in digital asset management by enabling our film and video post-production, broadcast, audio and 3D animation customers to leverage the workflow capabilities of NXN's Alienbrain(R) product line. M-Audio has been integrated into our Audio segment and its line of audio products are marketed alongside Digidesign's digital audio workstations for the professional and home hobbyist. The acquisition of Avid Nordic AB provided us with ownership of an established distribution channel in the Nordic and Benelux regions of Europe.

FINANCIAL SUMMARY

      Total net revenues for 2005 were $775.4 million, an increase of $185.8 million, or 31.5%, compared to 2004. A large proportion of this revenue growth is the direct result of our acquisitions, with the acquisition of Pinnacle accounting for $97.5 million of our revenue growth for 2005 and the acquisition of M-Audio, acquired in August 2004, accounting for $55.4 million. Net income for 2005 was $34.0 million, a decrease of $37.7 million, or 52.6%, from 2004. However, our net income for 2005 was reduced by in-process research and development charges of $32.4 million primarily related to our acquisition of Pinnacle. Our operating activities continue to generate positive cash flow with cash of $49.8 million provided by operating activities in 2005.

      The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                               For the Year Ended December 31,
                                                ----------------------------
                                                   2005     2004     2003
                                                ---------------------------
   Product revenues                               89.3%    89.6%    90.1%
   Services revenues                              10.7%    10.4%     9.9%
   Cost of revenues                              (47.0%)  (43.3%)  (44.4%)
                                                ---------------------------
     Gross profit                                 53.0%    56.7%    55.6%
                                                ---------------------------
   Operating expenses:
     Research and development                     14.3%    16.1%    18.1%
     Marketing and selling                        22.0%    22.1%    22.4%
     General and administrative                    6.1%     6.0%     5.7%
     In-process research and development           4.2%        -        -
     Restructuring and other costs, net            0.4%        -     0.7%
     Amortization of intangible assets             1.2%     0.6%     0.3%
     Impairment of intangible assets                  -     0.2%        -
                                                ---------------------------
       Total operating expenses                   48.2%    45.0%    47.2%
                                                ---------------------------
   Operating income                                4.8%    11.7%     8.4%
   Interest and other income (expense), net        0.7%     0.2%     0.4%
                                                ---------------------------
   Income before income taxes                      5.5%    11.9%     8.8%
   Provision for (benefit from) income taxes       1.1%    (0.3%)    0.1%
                                                ---------------------------
   Net income                                      4.4%    12.2%     8.7%
                                                ===========================

      We derive a significant percentage of our revenue from international sales (i.e., sales to customers outside the United States). International sales accounted for 57% of our 2005 net revenues, compared to 51% for 2004 and 49% for 2003. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risk that changes in foreign currency could materially impact, either positively or adversely, our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short term foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting transaction and remeasurement gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

      A significant portion of our operating expenses are fixed in the short-term and we plan our expense run-rate based on our expectations of future revenues. In addition, a significant percentage of our sales transactions are completed during the final weeks or days of each quarter and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate effect on our overall earnings.

      As described more fully in footnote B to our consolidated financial statements, we adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment", on January 1, 2006. This statement requires that stock compensation expense for awards of equity instruments to employees be recognized in our financial statements based on the grant date fair value of those awards. The adoption of this statement will cause a significant increase to our operating expenses beginning in the first quarter of 2006. We estimate that adoption will result in additional expense in 2006 of approximately $20 million, but this amount could vary based on a number of factors including the volatility of our stock, interest rate changes or changes to our equity compensation plans.

      See Item 1A "Risk Factors" for additional risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to revenue recognition; allowances for product returns and exchanges; allowances for bad debts and reserves for recourse under financing transactions; the valuation of inventories, goodwill and other intangible assets; and income tax assets. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

      We generally recognize revenue from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position, or SOP, 97-2, "Software Revenue Recognition", as amended, are met. In addition, for certain transactions where our services are non-routine or essential to the delivered products, we record revenue upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within our Professional Video segment, much of our Audio segment and our Consumer Video segment we follow the guidance of SOP 97-2 for revenue recognition because our products and services are software or software-related. However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenue based on satisfying the criteria in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition".

      In connection with many of our product sale transactions, customers may purchase a maintenance and support agreement. We recognize revenue from maintenance contracts on a ratable basis over their term. We recognize revenue from training, installation or other services as the services are performed.

      We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenue related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value is based on the renewal price of the undelivered element that is granted as a contractual right to the customer. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, our fair value for such services used for revenue recognition purposes to ensure that it reflects our recent pricing experience.

      In most cases, our products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, certain transactions, typically those involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, require that we perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

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

      In 2005, approximately 70% of our revenue was derived from indirect sales channels, including authorized resellers and distributors. Within our Professional Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase and actual product returns from them have been insignificant to date. However, distributors of our Avid Xpress DV, Avid Xpress Pro, Avid Mojo and Avid Liquid product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. In contrast, some channel partners, particularly our Audio and certain of our Consumer Video channel partners, are offered limited rights of return, stock rotation, rebates and price protection. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists", we record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. We maintain a rolling history of returns on a product-by-product basis and analyze returns and credits by product category. The amount and timing of our revenue for any period may be impacted if actual product returns or other reseller credits prove to be materially different from our estimates.

      A portion of our revenue from sales of Consumer Video products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenue for these channel partners is recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

      The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as reductions to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with Emerging Issues Task Force, or EITF, Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company's products.

      At the time of a sales transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if we are reasonably assured that collection will occur. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based upon our credit review process, revenue is recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

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

      We provide third-party lease financing options to many of our customers. We are not generally a party to the leases; however, during the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. See Footnote H to our Consolidated Financial Statements in Item
8. We record revenue from these transactions upon the shipment of our products because we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated these programs for over ten years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participate in the program could require additional reserves.

Inventories

      Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. We regularly review inventory quantities on hand and write down inventory to its realizable value to reflect estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months) and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory write-downs may be required.

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

Goodwill and Intangible Assets

      We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant negative industry or economic trends, unanticipated competition, loss of key personnel, a more-likely-than-not expectation that a reporting unit or component thereof will be sold or otherwise disposed of, significant underperformance relative to the historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, a significant decline in our stock price for a sustained period, a reduction of our market capitalization relative to our net book value and other such circumstances.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible
Assets", we do not amortize goodwill and certain intangible assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organizational structure is based on strategic business units that offer various products to the principal markets in which our products are sold. These strategic business units equate to our reporting units which are currently the same as our operating segments:
Professional Video, Audio and Consumer Video. All three of the reporting units include goodwill.

      In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We use a discounted cash flow valuation model to determine the fair values of our reporting units. This model focuses primarily on estimates of future revenues and profits for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. If the reporting unit's carrying value exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value. We complete our annual impairment tests as of the end of the fourth quarter of each year and to date have concluded that no impairment charge was required. If future events cause the reporting units' fair value to decline below its carrying value, an impairment charge may be required.

      In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset's carrying value is not recoverable and exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Income Tax Assets

      We record deferred tax assets and liabilities based on the net tax effects of tax credits and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      We regularly review deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes", requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2005, the level of historical U.S. losses after deductions for stock compensation and the level of outstanding stock options, which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In 2004, we removed the valuation allowance related to deferred tax assets in our Irish manufacturing operations. This resulted in a non-cash $2.1 million tax benefit recorded through our 2004 provision for income taxes. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized.

      Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in the provision for income taxes during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2005 was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 and SFAS 123(R), removal of the valuation allowance related to these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. If the valuation allowance of $182.1 million as of December 31, 2005 were to be removed in its entirety, a $66.8 million non-cash reduction in income tax expense, a $49.2 million credit to goodwill related to Pinnacle net operating loss and tax credit carryforwards and temporary differences, and a $66.1 million credit to additional paid-in capital would be recorded in the period of removal subject to, in the latter case, actual utilization as described above. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect a non-cash increase in our provision for income taxes.

RESULTS OF OPERATIONS

      Prior to the third quarter of 2005, we had classified administrative expenses incurred in Europe both internally and externally as marketing and selling expense because these costs were incurred primarily to support our sales function in Europe. With the Pinnacle acquisition as well as with the acquisitions of M-Audio, NXN and Avid Nordic over the past two years, we have increased the overall scope of our operations in Europe to include not only sales but also research and development, manufacturing, customer service and other functions, and our general and administrative infrastructure has increased accordingly. For this reason, we have decided to classify the administrative expenses being incurred in Europe to the general and administrative expense caption in our income statement, as opposed to the marketing and selling expense caption. All comparative periods have been reclassified to conform to the current year presentation. The amounts reclassified were $5.7 million and $4.0 million for 2004 and 2003, respectively.

Net Revenues

      We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of software and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Discrete financial information is available for each business unit and the operating results of these business units are evaluated regularly to make decisions regarding the allocation of resources and to assess performance. As such, these business units represent our reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      Our Professional Video segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos and corporate and consumer videos. Our Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment also includes our M-Audio product family acquired in August 2004. Our Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer and camcorder. This segment is comprised of specific product lines acquired as part of the August 2005 Pinnacle acquisition. (See Note F to our Consolidated Financial Statements in Item 8.)

      The following is a summary of our net revenues by segment for the years ended December 31, 2005 and 2004:

                                        Years Ended December 31, 2005 and 2004
                      ----------------------------------------------------------------------
                                                (dollars in thousands)
                      ----------------------------------------------------------------------
                                     % of                     % of
                        2005     Consolidated    2004     Consolidated             % Change
                        Net          Net         Net          Net                     in
                      Revenues     revenues    Revenues     revenues      Change   Revenues
                      ---------  ------------  ---------  -------------  --------  --------
Professional Video
  Product Revenues:    $365,829         47.2%   $330,001          55.9%   $35,828     10.9%
  Service Revenues:      82,459         10.6%     61,142          10.4%    21,317     34.9%
                      ---------  ------------  ---------  -------------  --------
     Total              448,288         57.8%    391,143          66.3%    57,145     14.6%
                      ---------  ------------  ---------  -------------  --------

Audio
  Product Revenues:     267,861         34.6%    198,462          33.7%    69,399     35.0%
  Service Revenues:         197          0.0%          -              -       197         -
                      ---------  ------------  ---------  -------------  --------
     Total              268,058         34.6%    198,462          33.7%    69,596     35.1%
                      ---------  ------------  ---------  -------------  --------

Consumer Video
  Product Revenues:      59,097          7.6%          -              -    59,097         -
                      ---------  ------------  ---------  -------------  --------
     Total               59,097          7.6%          -              -    59,097         -
                      ---------  ------------  ---------  -------------  --------

Total Net Revenues:    $775,443        100.0%   $589,605         100.0%  $185,838     31.5%
                      =========  ============  =========  =============  ========

      The acquisition of Pinnacle accounted for $31.6 million of Professional Video product revenues for 2005, all of which was recognized during the period from August 9, 2005 through December 31, 2005. The remaining $4.2 million increase in product revenues in this segment, as compared to 2004, was related to increased unit sales volume of certain key products, especially our Avid Unity MediaNetwork, Newscutter and Workgroups products, offset in part by declines in other product families including the Media Composer product family. This increase in net product revenues was also offset in part by lower average selling prices of certain of our products. Average selling prices include the mix of products (high or low-end) sold, impact of changes in foreign currency exchange rates and the impact of price changes and discounting.

      For the Audio segment, $55.4 million of the increase in net revenues for 2005 was due to the acquisition of M-Audio, which occurred in August 2004. We also saw increases in our core Digidesign Pro Tools products for the professional and home markets in 2005 as compared to 2004.

      The Consumer Video segment was formed in the third quarter of 2005 with the acquisition of Pinnacle; therefore, there are no comparative revenues for 2004. All of the revenues for 2005 represent revenue from the Pinnacle consumer business from the acquisition date of August 9, 2005 through December 31, 2005.

      Service revenues consist primarily of maintenance contracts, installation services and training. Professional Video services revenues resulting from the Pinnacle acquisition were $6.8 million from the acquisition date of August 9, 2005 through December 31, 2005. The remaining 2005 increase in Professional Video service revenues comes primarily from increases in maintenance contracts sold on our products. Professional services, such as installation services provided in connection with large broadcast news deals, also increased.

      The following is a summary of our net revenues by segment for the years ended December 31, 2004 and 2003:

                                        Years Ended December 31, 2004 and 2003
                      ----------------------------------------------------------------------
                                                (dollars in thousands)
                      ----------------------------------------------------------------------
                                     % of                     % of
                        2004     Consolidated    2003     Consolidated             % Change
                        Net          Net         Net          Net                     in
                      Revenues     revenues    Revenues     revenues      Change   Revenues
                      ---------  ------------  ---------  -------------  --------  --------
Professional Video
  Product Revenues:    $330,001         55.9%   $284,350          60.2%   $45,651     16.1%
  Service Revenues:      61,142         10.4%     46,509           9.9%    14,633     31.5%
                      ---------  ------------  ---------  -------------  --------
     Total              391,143         66.3%    330,859          70.1%    60,284     18.2%
                      ---------  ------------  ---------  -------------  --------

Audio
  Product Revenues:     198,462         33.7%    141,053          29.9%    57,409     40.7%
  Service Revenues:           -             -          -              -         -         -
                      ---------  ------------  ---------  -------------  --------
     Total              198,462         33.7%    141,053          29.9%    57,409     40.7%
                      ---------  ------------  ---------  -------------  --------

Total Net Revenues:    $589,605        100.0%   $471,912         100.0%  $117,693     24.9%
                      =========  ============  =========  =============  ========

      The $60.3 million increase in Professional Video revenues for 2004, as compared to 2003, relates to increased sales volume of our products and services, including a full year of sales of the Avid DNA family of products released during the second and third quarters of 2003 which resulted in a $71.0 million increase in revenues, partially offset by a $10.7 million decrease resulting from lower average selling prices of our various products despite favorable foreign currency exchange rates, especially with respect to the euro. Average selling prices also include the impact of price changes, discounting and mix (higher or lower-end) of products sold. For the Audio segment, the revenue growth in 2004 is attributable to the increased sales volume of Digidesign's core products as well as the acquisition of M-Audio in August of 2004, which accounted for $26.2 million of the Audio revenue growth.

      Net revenues derived through indirect channels were approximately 70% for 2005 compared to 72% for 2004 and 75% for 2003. The increase in direct selling in 2004 and 2005, as compared to 2003, was due primarily to the growth in sales to our broadcast news customers, which generally require a longer selling cycle with more direct support and the acquisition of Avid Nordic in September 2004. We expect sales to broadcast customers will be an area of continued revenue growth in the future.

      International sales (i.e., sales to customers outside the United States) accounted for 57% of our 2005 net revenues, compared to 51% for 2004 and 49% for 2003. International sales increased by $140.5 million or 46.5% in 2005 compared to 2004 and increased by $68.9 million or 29.5% in 2004 compared to 2003. The increase in international sales in 2005 occurred in all regions including Europe, Asia, Canada and Latin America, and was due to the impact of the acquisitions of Pinnacle and M-Audio and an increased number of large broadcast deals in these regions. The increase in international sales in 2004 occurred in Europe and Asia, with the impact of currency translation and the acquisition of M-Audio being factors.

Gross Profit

      Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing and distribution of finished products; warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and royalties for third-party software and hardware included in our products. It also includes the amortization of developed technology assets resulting from our acquisitions. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange rate fluctuations, and the timing and specific technology acquired through our acquisitions.

      The following is a summary of our cost of revenues and gross margin percentages comparing the years ended December 31, 2005 and 2004:

                                                      Years Ended December 31, 2005 and 2004
                             ------------------------------------------------------------------------------------
                                                              (dollars in thousands)
                             ------------------------------------------------------------------------------------
                                          % of Net                           % of Net
                                          Related       Gross                 Related      Gross     Gross margin
                                2005      Revenues     Margin %    2004      Revenues     Margin %     % Change
                             ---------  -----------  ----------  ---------  -----------  ----------  ------------
Product Cost of Revenues      $308,386        44.5%       55.5%   $220,246        41.7%       58.3%        (2.8%)

Service Cost of Revenues        45,274        54.8%       45.2%     34,842        57.0%       43.0%         2.2%
Amortization of Technology      11,027           -           -         408           -           -            -
                             ---------                           ---------
     Total                    $364,687        47.0%       53.0%   $255,496        43.3%       56.7%        (3.7%)
                             =========                           =========

      The decrease in product gross margin percentage for 2005, as compared to 2004, reflects primarily the change in product mix due to the acquisitions of Pinnacle and M-Audio, as well as increased price reductions and promotions, which were partially offset by increased volumes. The services gross margin increase for 2005, as compared to 2004, primarily reflects the impact of increased revenue from maintenance contracts without a commensurate increase in our costs. Amortization of technology included in costs of sales represents the amortization of developed technology assets resulting from the Pinnacle acquisition (on August 9, 2005) and, to a lesser extent, the M-Audio and Wizoo acquisitions, which are discussed below under the caption "Amortization of and Impairment of Intangible Assets". As discussed below, we would expect the amortization of acquisition-related intangibles in 2006 to be higher than in 2005, as it will include the full year impact of the Pinnacle and Wizoo acquisitions.

      The following is a summary of our cost of revenues and gross margin percentages comparing the years ended December 31, 2004 and 2003:

                                                      Years Ended December 31, 2004 and 2003
                             -------------------------------------------------------------------------------------
                                                              (dollars in thousands)
                             -------------------------------------------------------------------------------------
                                          % of Net                           % of Net
                                          Related       Gross                 Related      Gross     Gross margin
                                2004      Revenues     Margin %    2003      Revenues     Margin %     % Change
                             ---------  -----------  ----------  ---------  -----------  ----------  ------------
Product Cost of Revenues      $220,246        41.7%       58.3%   $183,304        43.1%       56.9%         1.4%
Service Cost of Revenues        34,842        57.0%       43.0%     26,069        56.1%       43.9%        (0.9%)
Amortization of Technology         408           -           -           -           -           -            -
                             ---------                           ---------
     Total                    $255,496        43.3%       56.7%   $209,373        44.4%       55.6%         1.1%
                             =========                           =========

      The gross margin increase in 2004 reflects primarily a favorable impact of foreign currency exchange rates on revenue, especially with respect to the euro. We also achieved reduced material and manufacturing overhead costs in the Professional Video segment in 2004 as compared to 2003.

Research and Development

      Research and development expenses include costs associated with the development of new products and enhancement of existing products and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help and prototype and development expenses.

                                     Years Ended December 31, 2005 and 2004
                                 ----------------------------------------------
                                            (dollars in thousands)
                                 ----------------------------------------------
                                    2005        2004
                                  Expenses    Expenses     Change     %Change
                                 ----------  ----------  ----------  ----------

Research and Development:          $111,334     $94,940    $16,394       17.3%

Percentage of Net Revenues:           14.4%       16.1%     (1.7%)

      The increase in research and development expenditures in 2005, as compared to 2004, was primarily the result of higher personnel-related costs as well as higher facility costs, all in large part due to the acquisitions of Pinnacle during 2005 and M-Audio during the third quarter of 2004. These costs were somewhat offset by decreased expenses under our employee bonus plan in 2005 as compared to 2004. The decrease in research and development expenses as a percentage of revenues relates primarily to the acquisitions of M-Audio and Pinnacle, in particular the Consumer Video portion, whose research and development costs are proportionately lower than the other businesses within Avid.

                                    Years Ended December 31, 2004 and 2003
                                ----------------------------------------------
                                           (dollars in thousands)
                                ----------------------------------------------
                                   2004        2003
                                 Expenses    Expenses    Change      % Change
                                ----------  ----------  ----------  ----------

Research and Development:          $94,940     $85,552     $9,388        11.0%

Percentage of Net Revenues:          16.1%       18.1%     (2.0%)

      The increase in research and development expenditures in 2004, as compared to 2003, was primarily the result of higher personnel-related costs partly due to the acquisitions of NXN and M-Audio during 2004 as well as to our 2004 bonus plan. These costs were somewhat offset by reduced consulting fees. The decrease in research and development expenses as a percentage of revenues is primarily a result of the higher revenue base in 2004.

Marketing and Selling

      Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses and facilities costs.

                                   Years Ended December 31, 2005 and 2004
                                ----------------------------------------------
                                            (dollars in thousands)
                                ----------------------------------------------
                                   2005        2004
                                 Expenses    Expenses     Change    % Change
                                ----------  ----------  ----------  ----------

Marketing and Selling:           $170,787     $130,123    $40,664        31.3%

Percentage of Net Revenues:         22.0%        22.1%     (0.1%)

      The increase in marketing and selling expenditures during 2005, as compared to 2004, was primarily due to higher personnel-related costs, including salaries and related taxes, benefits and commissions, as well as higher facilities costs, all in large part due to the acquisitions of Pinnacle in August 2005 and M-Audio and Avid Nordic in the third quarter of 2004. We also spent more on advertising, trade shows and other marketing programs during 2005 than in 2004.

                                    Years Ended December 31, 2004 and 2003
                                ----------------------------------------------
                                           (dollars in thousands)
                                ----------------------------------------------
                                   2004        2003
                                 Expenses    Expenses     Change    % Change
                                ----------  ----------  ----------  ----------

Marketing and Selling:           $130,123     $105,735    $24,388        23.1%

Percentage of Net Revenues:         22.1%        22.4%     (0.3%)

      The increase in marketing and selling expenditures during 2004, as compared to 2003, was primarily due to higher personnel-related costs, including salaries and related taxes and benefits, partly due to the acquisitions of NXN, M-Audio and Avid Nordic during 2004, expenses associated with our 2004 bonus plan and commissions expense (due to higher revenues). Various marketing programs and increased advertising also contributed to the increase.

General and Administrative

      General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs.

                                     Years Ended December 31, 2005 and 2004
                                ----------------------------------------------
                                            (dollars in thousands)
                                ----------------------------------------------
                                   2005        2004
                                 Expenses    Expenses     Change     % Change
                                ----------  ----------  ----------  ----------

General and Administrative:       $47,147     $35,468     $11,679       32.9%

Percentage of Net Revenues:          6.1%        6.0%        0.1%

      The increase in general and administrative expenditures in 2005, as compared to 2004, was primarily due to higher personnel-related costs related to our acquisitions of Pinnacle in August 2005 and M-Audio in August 2004. We also incurred higher consulting and temporary help expenses, as well as increased audit and external legal fees in 2005, as compared to 2004, in part related to the acquisitions over the past year.

                                    Years Ended December 31, 2004 and 2003
                                ----------------------------------------------
                                           (dollars in thousands)
                                ----------------------------------------------
                                   2004        2003
                                 Expenses    Expenses     Change     % Change
                                ----------  ----------  ----------  ----------

General and Administrative:       $35,468     $27,177      $8,291        30.5%

Percentage of Net Revenues:          6.0%        5.7%        0.3%

      The increase in general and administrative expenditures in 2004, as compared to 2003, was primarily due to higher audit and legal fees as a result of complying with the Sarbanes-Oxley Act of 2002 and personnel-related costs, in particular expenses associated with our 2004 bonus plan.

In-process Research and Development

      During 2005, we recorded in-process research and development, or R&D, charges of $32.3 million and $0.1 million related to the acquisitions of Pinnacle and Wizoo, respectively. The allocations of the purchase price to in-process R&D were determined through management's consideration of valuations prepared by independent valuation specialists and represent product development efforts that were underway at Pinnacle or Wizoo at the time of acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: (1) the detail program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or (2) a working model of the product has been finished and determined to be complete and consistent with the product design. At the time of acquisition, neither Pinnacle nor Wizoo had a completed product design or working model for the in-process technology, and we believe that there is no future alternative use for such technology beyond the stated purpose of the specific R&D project. Accordingly, the in-process R&D of $32.4 million was expensed during 2005.

      The key assumptions within the valuation process consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release, and a risk-adjusted discount rate. The discount rate considers risks such as delays to bring the products to market and competitive pressures. The valuations of Pinnacle and Wizoo in-process R&D used discount rates of 17% and 22%, respectively.

      The in-process R&D charge for the Pinnacle acquisition related primarily to Pinnacle's on-air and home-editing software products. Future versions of Deko and Thunder, Pinnacle's on-air products, accounted for approximately $15.9 million of the charge. These products had an estimated cost to complete of $1.4 million at the acquisition date and are scheduled for release in 2006. Studio, Pinnacle's home-editing software, represented approximately $10.7 million of the charge and carried an estimated cost to complete of $2.1 million at the acquisition date. Studio 10 was released in the third quarter of 2005 and a subsequent release is planned for 2006.

Restructuring and Other Costs

      In December 2005, we implemented a restructuring program under which 20 employees worldwide were terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, we recorded charges of $0.8 million for employment terminations and $0.5 million for abandoned space. The estimated annual cost savings expected to result from these restructuring activities total $2.0 million. We plan to reinvest a portion of these savings to hire new employees to fill other product development and marketing needs. The remaining 2005 restructuring charge of $1.9 million primarily resulted from a revised estimate of the lease obligation associated with a facility that was vacated as part of a restructuring plan in 1999. The revision became necessary when one of the subtenants in the facility gave notice of their intention to discontinue their sublease.

      Restructuring activity in 2004 was primarily related to paying down existing obligations on vacated facilities. Additionally, in September 2004, we recorded a charge of $0.2 million to reflect the decrease in rent to be received from one of our subtenants and reversed a charge of $0.2 million associated with abandoned space in Tewksbury, Massachusetts. Our restructuring actions during 2003 consisted of severance and facility charges made to increase efficiencies and reduce expenses and a revision to a previous restructuring charge recorded on abandoned space. In the first quarter of 2003, we recorded a charge of $1.2 million for employee terminations and $0.6 million for abandoned space in Santa Monica, California that included a write-off of leasehold improvements of $0.4 million. Also during 2003, we recorded charges of $1.5 million related to a revision of our estimate of the timing and amount of future sublease income associated with our Daly City, California facility based on working with a real estate broker during the year to attempt to sublease the space.

Amortization of and Impairment of Intangible Assets

      Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets with finite lives. These intangible assets are being amortized using the straight-line method, with the exception of developed technology acquired from Pinnacle. The developed technology acquired from Pinnacle is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful lives.

                                     Years Ended December 31, 2005 and 2004
                                     --------------------------------------
                                            (dollars in thousands)
                                     --------------------------------------
                                        2005          2004         Change
                                     -----------   ----------   -----------

Amortization of Intangible Assets:      $20,221       $4,049       $16,172

Percentage of Net Revenues:                2.6%         0.7%          1.9%



                                     Years Ended December 31, 2004 and 2003
                                     --------------------------------------
                                            (dollars in thousands)
                                     --------------------------------------
                                        2004          2003         Change
                                     -----------   ----------   -----------

Amortization of Intangible Assets:       $4,049        1,316        $2,733

Percentage of Net Revenues:                0.7%         0.3%          0.4%


      Included in amortization of intangible assets for 2005 and 2004 above is $11.0 million and $0.4 million, respectively, that is recorded within cost of revenues and $9.2 million and $3.6 million, respectively, that is recorded within operating expenses. The increase in amortization expense for 2005, as compared to 2004 reflects acquisitions that occurred late in 2004 and during 2005 as discussed below. The increase in amortization expense for 2004, as compared to 2003, reflects acquisitions that occurred late in 2004 as discussed below. We would expect amortization of acquisition-related intangibles in 2006 to be higher than 2005, as it will include the impact of the Pinnacle and Wizoo acquisitions for the full year.

      We have performed an allocation of the total Pinnacle purchase price of $441.4 million to the net tangible and intangible assets of Pinnacle based on their fair values as of the consummation of the acquisition. The determination of these fair values included management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. As part of the purchase accounting allocation, we recorded $90.8 million of identifiable intangible assets, consisting of completed technologies, customer relationships and trade names. The unamortized balance of the identifiable intangible assets relating to this acquisition was $78.2 million at December 31, 2005.

      As part of the purchase accounting allocation for our August 2005 acquisition of Wizoo, we recorded $1.2 million to identifiable intangible assets, including developed technology and license agreements. The unamortized balance of the identifiable intangible assets relating to this acquisition was $1.1 million at December 31, 2005.

      As part of the purchase accounting allocation for our January 2004 acquisition of NXN, we recorded $7.2 million of identifiable intangible assets, consisting of completed technologies, customer relationships and a trade name. In December 2004, the customer relationships and the trade name were analyzed in accordance with SFAS No. 144 and were determined to be impaired. See Note F to our Consolidated Financial Statements in Item 8. We recorded an impairment charge of $1.2 million for the quarter ended December 31, 2004. The remaining unamortized balance of the identifiable intangible assets relating to this acquisition was $3.7 million at December 31, 2005.

      As part of the purchase accounting allocation for our August 2004 acquisition of M-Audio, we recorded $38.4 million of identifiable intangible assets, consisting of completed technologies, customer relationships, a trade name and a non-compete covenant. The unamortized balance of the identifiable intangible assets relating to this acquisition was $31.8 million at December 31, 2005.

      As part of the purchase price allocation for our September 2004 acquisition of Avid Nordic, we recorded $4.7 million of identifiable intangible assets consisting solely of customer relationships. The unamortized balance was $3.5 million at December 31, 2005.

      We also recorded intangible assets associated with acquiring the following businesses: Bomb Factory Digital, Inc. in 2003; Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; iNews LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, we allocated $5.8 million to identifiable intangible assets consisting of completed technologies. The unamortized balance of the identifiable intangible assets relating to these acquisitions was $0.4 million at December 31, 2005.

      The unamortized balance of the identifiable intangible assets relating to all acquisitions was $118.7 million at December 31, 2005. We expect amortization of these intangible assets to be approximately $29 million in 2006, $26 million in 2007 and $19 million in 2008.

Interest and Other Income, Net

      Interest and other income, net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

                                Years Ended December 31, 2005 and 2004
                                --------------------------------------
                                        (dollars in thousands)
                                --------------------------------------
                                    2005          2004        Change
                                -----------   -----------   ----------

Interest and Other Income, Net:      $5,586       $1,339       $4,247

Percentage of Net Revenues:            0.7%         0.2%         0.5%



                                Years Ended December 31, 2004 and 2003
                                --------------------------------------
                                        (dollars in thousands)
                                --------------------------------------
                                    2004          2003        Change
                                -----------   -----------   ----------

Interest and Other Income, Net:      $1,339       $1,874        ($535)

Percentage of Net Revenues:            0.2%         0.4%        (0.2%)

      The increase in interest and other income, net, for 2005, as compared to 2004, was due to increased interest income earned on higher average cash and investment balances and a 2004 charge of $1.1 million related to the settlement of a lawsuit for which there was no corresponding charge in 2005. The decrease in interest and other income, net, for 2004, as compared to 2003, was due to the charge for the $1.1 million lawsuit settlement in 2004, partially offset by increased interest income earned on higher average cash and investment balances.

Provision for (Benefit from) Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

                                          Years Ended December 31, 2005 and 2004
                                          --------------------------------------
                                                    (dollars in thousands)
                                          --------------------------------------
                                              2005         2004         Change
                                          -----------   ----------   -----------

Provision for (benefit from)income taxes      $8,355      ($1,612)       $9,967

As a percentage of net revenues                 1.1%        (0.3%)         1.4%



                                          Years Ended December 31, 2004 and 2003
                                          --------------------------------------
                                                    (dollars in thousands)
                                          --------------------------------------
                                              2004         2003         Change
                                          -----------   ----------   -----------

Provision for (benefit from)income taxes     ($1,612)        $550       ($2,162)

As a percentage of net revenues                (0.3%)         0.1%        (0.4%)


      Our effective tax rate was 20%, (2)% and 1%, respectively, for 2005, 2004 and 2003. Excluding the impact of acquired net operating loss carryforwards, in-process research and development and the decrease in the valuation allowance, our effective tax rate would have been 32% for 2005, 28% for 2004 and 26% for 2003. These rates differ from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions which have lower tax rates. The tax rate in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. The net tax provision of $8.4 million for 2005 reflected a current tax provision of $8.6 million and a non-cash deferred tax charge of $1.8 million related to utilization of acquired net operating loss carryforwards, offset by a $1.2 million tax benefit related to the amortization of non-deductible acquisition-related intangible assets and other benefits totaling $0.8 million. The net tax benefit for 2004 reflected tax resulting from the removal of a valuation allowance of $2.1 million on net operating loss carryforwards in Ireland that were previously unbenefited, the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitations on that reserve item, an adjustment for refunds of approximately $0.3 million of taxes previously paid in Canada and other benefits totaling
$0.2 million, partially offset by a tax provision of $2.2 million. The net tax provision for 2003 reflected a tax provision of $1.0 million, partially offset by recognition of deferred tax benefits totaling $0.3 million related to fixed assets and the reversal of tax reserves totaling $0.1 million. The tax provisions noted above for 2005, 2004 and 2003 were substantially comprised of taxes payable by our foreign subsidiaries with only alternative minimum tax provided on anticipated U.S. taxable profits.

      The tax provision in each year is significantly affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2005, the level of historical U.S. losses after deductions for stock compensation and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets of our Irish manufacturing operations. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, we now have a non-cash provision for income taxes related to our Irish operations.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations in recent years through cash flows from operations as well as through stock option exercises from our employee stock plans. As of December 31, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $238.4 million.

      Net cash provided by operating activities was $49.8 million in 2005 compared to $81.4 million in 2004 and $58.6 million in 2003. The decrease from 2004 to 2005 relates primarily to greater uses of cash for working capital purposes during 2005, particularly increased accounts receivable and inventories. In 2005, cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and the write-off of in-process research and development, partially offset by increases in accounts receivable and inventories and a decrease in accrued expenses, all net of the impact of acquisitions. In 2004, cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and other current assets. In 2003, cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and increases in deferred revenues and accrued expenses, partially offset by a decrease in accounts payable.

      At December 31, 2005 and 2004, we held inventory in the amounts of $96.8 million and $53.9 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenue. We review these balances regularly for excess quantities or potential obsolescence and make appropriate adjustments to write down the inventories to reflect their estimated realizable value. Of the $42.9 million increase in inventories from December 31, 2004 to 2005, approximately $27.3 million relates to the acquisition of Pinnacle. The balance of the increase is primarily the result of a $13.0 million increase in inventories held by our Audio segment.

      Accounts receivable increased by $43.2 million to $140.7 million at December 31, 2005 from $97.5 million at December 31, 2004, driven primarily by the year-over-year increase in net revenues including the impact of the acquisition of Pinnacle. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. Days sales outstanding in accounts receivable increased from 50 days at December 31, 2004 to 52 days at December 31, 2005. The increase in days sales outstanding is primarily attributable to the relative proportion of solution sales in each period, which were higher in the fourth quarter of 2004 than in the fourth quarter of 2005. These sales are typically paid for prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized.

      Net cash flow used in investing activities was $11.0 million in 2005, compared to $107.1 million and $73.9 million used by investing activities in 2004 and 2003, respectively. In 2005, we had net purchases of marketable securities of $10.1 million, compared to net sales of $44.2 million in 2004 and net purchases of $63.6 million in 2003. The marketable securities in which we invest our excess cash typically include corporate obligations, asset backed securities, commercial paper, taxable municipal obligations and U.S. Treasuries and other governmental obligations. During 2005 we acquired Pinnacle for stock valued at $362.9 million plus cash of $72.1 million and paid related transaction fees of $6.5 million. As Pinnacle's cash balance at the acquisition date was $103.0 million, this transaction resulted in a net cash increase of $24.9 million. Also during 2005, we paid cash of euro 4 million ($4.9 million) plus transaction costs of $0.2 million for Wizoo. We purchased $17.8 million of property and equipment during 2005, compared to $15.2 million during 2004 and $8.0 million in 2003. Purchases of property and equipment in both 2005 and 2004 were primarily of computer hardware and software to support research and development activities and our information systems. Our capital spending program for 2006 is currently expected to be approximately $22.3 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

      As part of the agreement to acquire Avid Nordic, we were required to make additional payments to the former shareholders of Avid Nordic of up to euro
1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005, with the payments to be recorded as additional purchase consideration, allocated to goodwill. During 2005, we paid euro 1.1 million ($1.4 million) of additional purchase consideration and recorded an increase to goodwill.

      Net cash provided by financing activities during 2005, 2004 and 2003, was $18.0 million, $27.6 million and $54.1 million, respectively, which is primarily attributable to cash received of $18.1 million, $29.4 million and $54.7 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

      In connection with restructuring efforts during 2005 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, as of December 31, 2005, we have future cash obligations of approximately $17.6 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.5 million at December 31, 2005 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. This restructuring accrual requires significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate an earlier termination. In connection with the Pinnacle acquisition in August 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). As of December 31, 2005, we have restructuring accruals of $3.0 million and $2.8 million related to Pinnacle acquisition related severance and lease obligations, respectively. The severance payments will be made over the next twelve months and the lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. All payments related to restructuring will be funded through working capital. See Note L of the Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for the years ended December 31, 2005, 2004 and 2003.

      Our cash requirements vary depending upon factors such as our planned growth, capital expenditures, the possible acquisitions of businesses or technologies complementary to our business and obligations under past restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS INCLUDING OFF-BALANCE SHEET
ARRANGEMENTS

      The following table sets forth future payments that we are obligated to make, as of December 31, 2005, under existing debt agreements, leases and other arrangements (in thousands):

                                       Less
                                       than       1 - 3      3 - 5        After
                            Total     1 Year      Years      Years      5 Years
                          ---------  ---------  ---------  ---------  ---------
Operating leases           $92,096     $25,547    $39,612    $20,915     $6,022
Unconditional purchase
 obligations                46,542      46,542          -          -          -
                          ---------  ---------  ---------  ---------  ---------
                          $138,638     $72,089    $39,612    $20,915     $6,022
                          =========  =========  =========  =========  =========

      Other contractual arrangements that may result in cash payments consist of the following (in thousands):


                                                Less than       1 - 3
                                   Total         1 Year         Years
                                 -----------  -------------  -----------
Transactions with recourse          $12,990        $12,990         $  -
Stand-by letter of credit             3,500              -        3,500
Contingent consideration for
 acquisitions                         1,200              -        1,200
                                 -----------  -------------  -----------
                                    $17,690        $12,990       $4,700
                                 ===========  =============  ===========

      Through a third party, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end-user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2005, our maximum exposure under this program was $13.0 million.

      We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of December 31, 2005, of $3.5 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which runs through September 2009. As of December 31, 2005, we were not in default of this lease.

      As part of the purchase agreement of Wizoo, we may be required to make additional payments of up to euro 1.0 million ($1.2 million) contingent upon the achievement of certain engineering milestones through January 2008. See Note F to our Consolidated Financial Statements in Item 8.

      We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. As of December 31, 2005, we had $49.4 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances.

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., for us, beginning January 1, 2006). We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

      On December 16, 2004, the FASB released SFAS No. 123(R). This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in our financial statements. On April 14, 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) allows three alternative methods of transitioning to the standard: modified prospective application, or MPA; modified retrospective application, or MRA, to all prior periods; or MRA to only interim periods of the year of adoption. We intend to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the SFAS No. 123(R) measurement model. The adoption of the revised standard will result in higher recorded operating expenses and lower earnings per share. We estimate that adoption will result in additional expense in 2006 of approximately $20 million, but this amount could vary based on a number of factors including the volatility of our stock, interest rate changes or changes to our equity compensation plans. See Footnote B to our Consolidated Financial Statements for the pro forma impact on net income and net income per common share as if we had historically applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

      On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes" and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. We will determine the impact of this standard on our consolidated financial statements when an accounting change or error correction occurs.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance, in essence increasing the number of exchanges that will be fair valued in the future. SFAS No. 153 was effective in the third quarter of 2005. The provisions of SFAS No. 153 are applied prospectively. The adoption of this standard did not have a material impact on our financial position or results of operations.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations--an interpretation of SFAS No. 143", or FIN No. 47. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 31, 2005. Retrospective application for interim financial information is permitted but is not required and early adoption is encouraged. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

      In June 2005, the FASB issued Staff Position No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", or FSP 143-1, which provides guidance on the accounting for obligations associated with the European Union, or EU, Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. We are in the process of registering with the member countries, as appropriate, and are still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. We will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on our financial position or results of operations when guidance is issued by each member country.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004, or the Act. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, we believe that we have the information necessary to make an informed decision on the impact of the Act. Based on the information available, we have determined that our cash position in the U.S. is sufficient to fund anticipated needs. We also believe that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred, as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, we do not currently plan to repatriate any income earned abroad. The qualified production activities deduction was not available to us in 2005 due to the fact that we incurred a loss for U.S. tax purposes. The qualified production activities deduction is not available to companies that incur a loss for the taxable year.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

      We derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. There are two objectives of our foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent that these forecasts are overstated or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

      At December 31, 2005, we had $49.4 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the year ended December 31, 2005, net gains resulting from forward-exchange contracts of $5.0 million were included in results of operations, offset by net transaction and remeasurement losses on the related assets and liabilities of $6.6 million. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

      At December 31, 2005, we held $238.4 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities, commercial paper and U.S. and Canadian government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                              AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2005

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                              AVID TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management's Report on Internal Control Over Financial Reporting.......  45

Report of Independent Registered Public Accounting Firm................  46

Consolidated Statements of Operations for the years ended
 December 31, 2005, 2004 and 2003......................................  48

Consolidated Balance Sheets as of December 31, 2005 and 2004...........  49

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2005, 2004 and 2003.....................................  50

Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, 2004 and 2003......................................  51

Notes to Consolidated Financial Statements.............................  52



CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II - Valuation and Qualifying Accounts for the years ended
 December 31, 2005, 2004 and 2003                                       F-1

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

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management's assessment of internal control over financial reporting excluded Pinnacle Systems Inc. (Pinnacle) and its subsidiaries because Pinnacle was acquired by the Company in a purchase business combination during 2005. Pinnacle and its subsidiaries represented 38% and 12% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2005. Excluding identifiable intangible assets and goodwill recorded in the business combination, Pinnacle and its subsidiaries represented 10% of the Company's total assets as of December 31, 2005.

      Based on our assessment, management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on the criteria set forth by the COSO.

      Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Avid Technology, Inc.:

We have completed integrated audits of Avid Technology, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in "Management's Report on Internal Control Over Financial Reporting," management has excluded Pinnacle Systems, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2005 because the entity was acquired by the Company in a purchase business combination during 2005. We have also excluded Pinnacle Systems, Inc. and its subsidiaries from our audit of internal control over financial reporting. Pinnacle Systems, Inc. and its subsidiaries are wholly-owned subsidiaries whose total assets and total revenues represent 38% and 12%, respectively, of the related consolidated financial statement amounts of Avid Technology, Inc. as of and for the year ended December 31, 2005.


PricewaterhouseCoopers LLP

Boston, Massachusetts
March 7, 2006

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                             For the Year Ended December 31,
                                             -------------------------------
                                               2005        2004      2003
                                             ---------  ---------  ---------
Net revenues:
 Product                                     $692,787   $528,463   $425,403
 Services                                      82,656     61,142     46,509
                                             ---------  ---------  ---------
    Total net revenues                        775,443    589,605    471,912
                                             ---------  ---------  ---------

Cost of revenues:
 Product                                      308,386    220,246    183,304
 Services                                      45,274     34,842     26,069
 Amortization of intangible assets             11,027        408          -
                                             ---------  ---------  ---------
    Total cost of revenues                    364,687    255,496    209,373
                                             ---------  ---------  ---------

    Gross profit                              410,756    334,109    262,539
                                             ---------  ---------  ---------

Operating expenses:
  Research and development                    111,334     94,940     85,552
  Marketing and selling                       170,787    130,123    105,735
  General and administrative                   47,147     35,468     27,177
  In-process research and development          32,390          -          -
  Restructuring costs, net                      3,155          -      3,194
  Amortization of intangible assets             9,194      3,641      1,316
  Impairment of intangible assets                   -      1,187          -
                                             ---------  ---------  ---------
    Total operating expenses                  374,007    265,359    222,974
                                             ---------  ---------  ---------

Operating income                               36,749     68,750     39,565

Interest income                                 5,244      2,501      2,011
Interest expense                                 (367)      (342)      (318)
Other income (expense), net                       709       (820)       181
                                             ---------  ---------  ---------
Income before income taxes                     42,335     70,089     41,439

Provision for (benefit from) income taxes       8,355     (1,612)       550
                                             ---------  ---------  ---------

Net income                                    $33,980    $71,701    $40,889
                                             =========  =========  =========

Net income per common share - basic             $0.90      $2.21      $1.40

Net income per common share - diluted           $0.86      $2.05      $1.25

Weighted-average common shares outstanding
  - basic                                      37,762     32,485     29,192

Weighted-average common shares outstanding
  - diluted                                    39,517     35,003     32,653



      The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
                                                         December 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------   -------------
 ASSETS
Current assets:
  Cash and cash equivalents                         $133,954         $79,058
  Marketable securities                              104,476          76,361
  Accounts receivable, net of allowances of
   $22,233 and $9,334 at December 31, 2005
   and 2004, respectively                            140,669          97,536
  Inventories                                         96,845          53,946
  Current deferred tax assets, net                       528             653
  Prepaid expenses                                     8,548           7,550
  Other current assets                                16,657          11,204
                                                 ------------   -------------
    Total current assets                             501,677         326,308

 Property and equipment, net                          38,563          29,092
 Intangible assets, net                              118,676          46,884
 Goodwill                                            396,902         165,803
 Long-term deferred tax assets, net                        -           4,184
 Other assets                                          6,228           3,963
                                                 ------------   -------------
    Total assets                                  $1,062,046        $576,234
                                                 ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $43,227         $26,517
  Accrued compensation and benefits                   27,841          30,468
  Accrued expenses and other current liabilities      62,948          34,902
  Income taxes payable                                13,027           9,357
  Deferred revenues and deposits                      66,034          48,680
                                                 ------------   -------------
    Total current liabilities                        213,077         149,924


Deferred tax liabilities, net                          9,372           1,540
Long-term debt and other liabilities                       -             149
                                                 ------------   -------------
    Total liabilities                                222,449         151,613
                                                 ------------   -------------

Commitments and contingencies (Notes F and H)

Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000
   shares authorized; no shares issued
   or outstanding                                          -               -
  Common stock, $0.01 par value, 100,000 and
   50,000 shares authorized; 42,095 and 34,837
   shares issued and outstanding; at December 31,
   2005 and 2004, respectively                           421             348
  Additional paid-in capital                         928,703         546,849
  Accumulated deficit                                (88,795)       (122,775)
  Deferred compensation                               (1,830)         (4,392)
  Accumulated other comprehensive income               1,098           4,591
                                                 ------------   -------------
    Total stockholders' equity                       839,597         424,621
                                                 ------------   -------------
    Total liabilities and stockholders' equity    $1,062,046        $576,234
                                                 ============   =============


      The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
Consolidated Statements of
Stockholders' Equity
(in thousands)

                                                                                                     Accumulated
                                       Common Stock      Additional                                     Other           Total
                                       ------------        Paid-in     Accumulated      Deferred     Comprehensive   Stockholders'
                                      Shares   Amount      Capital       Deficit      Compensation   Income(Loss)       Equity
                                    -----------------------------------------------------------------------------------------------

Balances at December 31, 2002         27,268     $273      $364,481     ($235,365)         ($216)        ($5,609)          $123,564

Stock issued pursuant to employee
  stock plans                          3,802       38        54,680                                                          54,718
Restricted stock grants canceled
  and compensation expense                (7)                    (5)                         186                                181
Tax benefits on stock options                                   825                                                             825
Comprehensive income:
  Net income                                                               40,889                                            40,889
   Net change in unrealized gain
    (loss) on marketable securities                                                                           44                 44
   Translation adjustment                                                                                  6,884              6,884
                                                                                                                            -------
  Other comprehensive income                                                                                                  6,928
                                                                                                                            -------
Comprehensive income                                                                                                         47,817
                                    -----------------------------------------------------------------------------------------------
Balances at December 31, 2003         31,063      311       419,981      (194,476)           (30)          1,319            227,105

Stock issued pursuant to employee
  stock plans                          1,780       17        29,359                                                          29,376
Issuance of common stock in
  connection with acquisition          1,974       20        96,459                       (5,500)                            90,979
Issuance of restricted stock              20                  1,134                       (1,134)                                 -
Amortization of and reversal of
  deferred compensation                                        (824)                       2,272                              1,448
Tax benefits on stock options                                   740                                                             740
Comprehensive income:
  Net income                                                               71,701                                            71,701
   Net change in unrealized gain
    (loss) on marketable securities                                                                         (197)              (197)
   Translation adjustment                                                                                  3,469              3,469
                                                                                                                            -------
  Other comprehensive income                                                                                                  3,272
                                                                                                                            -------
Comprehensive income                                                                                                         74,973
                                    -----------------------------------------------------------------------------------------------
Balances at December 31, 2004         34,837      348       546,849      (122,775)        (4,392)          4,591            424,621

Stock issued pursuant to employee
  stock plans                          1,010       10        18,104                                                          18,114
Issuance of common stock in
  connection with acquisition          6,250       63       362,799                                                         362,862
Amortization of and reversal of
  deferred compensation                   (2)                  (195)                       2,562                              2,367
Tax benefits on stock options                                 1,146                                                           1,146
Comprehensive income:
  Net income                                                               33,980                                            33,980
   Net change in unrealized gain
    (loss) on marketable securities                                                                           92                 92
   Translation adjustment                                                                                 (3,585)            (3,585)
                                                                                                                            -------
  Other comprehensive income                                                                                                 (3,493)
                                                                                                                            -------
Comprehensive income                                                                                                         30,487
                                    -----------------------------------------------------------------------------------------------
Balances at December 31, 2005         42,095     $421      $928,703      ($88,795)       ($1,830)         $1,098           $839,597
                                    ================================================================================================

     The accompanying notes are an integral part of the consolidated financial statements

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 For the Year Ended December 31,
                                                                 --------------------------------
                                                                   2005       2004        2003
                                                                 ---------  ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $33,980    $71,701     $40,889
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                    37,488     16,292      12,391
  Write-off of in-process research and development                 32,390          -           -
  Impairment of intangible assets                                       -      1,187           -
  Provision for (recovery of) doubtful accounts                       753       (201)        624
   and recourse obligations
  Loss on disposal of fixed assets                                     21          -           -
  Compensation expense from stock grants and options                2,447      1,448         181
  Deferred tax provision (benefit)                                   (226)    (1,286)       (280)
  Tax benefit of stock option exercises                             1,146        740         603
  Equity in income of non-consolidated company                       (291)      (221)       (192)
  Changes in operating assets and liabilities, net
   of effects of acquisitions:
     Accounts receivable                                          (38,081)   (15,450)       (668)
     Inventories                                                  (22,649)       620        (209)
     Prepaid expenses and other current assets                         26     (4,804)       (358)
     Accounts payable                                               6,625      3,300      (8,574)
     Income taxes payable                                           5,153        141        (207)
     Accrued expenses, compensation and benefits                  (14,867)     8,634       5,016
     Deferred revenues and deposits                                 5,910       (732)      9,429
-------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        49,825     81,369      58,645
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                              (17,766)   (15,177)     (7,951)
 Payments for other long-term assets                               (1,624)      (656)       (300)
 Dividend from non-consolidated company                                 -          -         196
 Payments for business acquisitions, net of cash acquired          (6,419)  (135,515)     (2,282)
 Cash received in business acquisitions, net of cash paid          24,942          -           -
 Purchases of marketable securities                               (94,545)   (61,407)   (121,038)
 Proceeds from sales and maturities of marketable securities       84,437    105,644      57,461
-------------------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                           (10,975)  (107,111)    (73,914)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                (85)      (610)       (619)
 Payments on debt                                                       -     (1,203)          -
 Proceeds from issuance of common stock under employee
  stock plans                                                      18,114     29,376      54,718
-------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        18,029     27,563      54,099
-------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents      (1,983)       113       1,545
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          54,896      1,934      40,375
Cash and cash equivalents at beginning of year                     79,058     77,124      36,749
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $133,954    $79,058     $77,124
=================================================================================================

    See Notes G and P for supplemental disclosures.

    The accompanying notes are an integral part of the consolidated financial statements.

                              AVID TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals. Projects produced using Avid's products include major motion pictures and prime-time television, music, video and other recordings.

On August 9, 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc. ("Pinnacle"), a supplier of digital video products to customers ranging from individuals to broadcasters. Under the terms of the agreement, Pinnacle common shareholders received 0.0869 of a share of Avid common stock plus $1.00 in cash for each share of Pinnacle common stock outstanding at the closing of the transaction. In total, Avid paid $72.1 million in cash and issued
6.2 million shares of common stock, resulting in common stock consideration of approximately $362.9 million, in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs (see Note F).


B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, accounts receivable and sales allowances, inventory valuation, intangible asset valuation and income tax valuation allowances. Actual results could differ from those estimates.

During the year ended December 31, 2005, the Company began classifying certain European administrative expenses as general and administrative expense rather than marketing and selling expense in the consolidated statement of operations. The Company had previously classified these expenses as marketing and selling because the costs were primarily related to support the sales function in Europe. Due to changes in the Company's business and the acquisitions of Pinnacle, M-Audio and NXN that have occurred since January 2004, the general and administrative group in Europe is supporting all functional areas of the business. Therefore, the Company concluded that it was appropriate to reclassify such expenses. The corresponding amounts for all periods prior to the current year have been reclassified to conform to the current year presentation. For the years ended December 31, 2004 and 2003, the Company has reclassified $5.7 million and $4.0 million, respectively, from marketing and selling expense to general and administrative expense.

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

The Irish manufacturing branch and the U.S. parent company, both of whose functional currency is the U.S. dollar, carry monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in the euro, pound sterling, Japanese yen,

Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar and Korean won. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

The U.S. parent company and various other wholly owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies, which are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Any gains and losses relating to these loans are included in the cumulative translation adjustment account in the balance sheet.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of government and government agency obligations. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of U.S. and Canadian government and government agency obligations, corporate obligations, municipal obligations and asset-backed securities (see Note C). The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different regions. No individual customer comprised more than 10% of the Company's net accounts receivable as of December 31, 2005 or 2004. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or unmarketability based upon assumptions about future inventory demand (generally for the following twelve months) and market conditions. Inventory in the digital media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

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

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consists primarily of customer relationships and completed technology, result from the Company's acquisitions of the following companies or their assets: Pinnacle, Wizoo, M-Audio, NXN Software, Avid Nordic AB, iKnowledge, Rocket Network, Inc. and Bomb Factory Digital, Inc. (see Note F), which were accounted for under the purchase method. Acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology acquired from Pinnacle, are amortized on a straight-line basis over their estimated useful lives of two to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. The developed technology acquired from Pinnacle is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful lives.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, which is estimated for each reporting unit using a discounted cash flow valuation model, the implied fair value of goodwill is then compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenue from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, are met. In addition, for certain transactions where our services are non-routine or essential to the delivered products, we record revenue upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within the Professional Film, Video and Broadcast ("Professional Video") segment, much of the Audio segment and the Consumer Video segment, the Company follows the guidance of SOP 97-2 for revenue recognition on most of its products and services since they are software or software-related. However, for certain offerings in the Company's Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenue based on satisfying the criteria in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition".

In connection with many of the Company's product sale transactions, customers may purchase a maintenance and support agreement. The Company recognizes revenue from maintenance contracts on a ratable basis over their term. The Company recognizes revenue from training, installation or other services as the services are performed.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value is based on the renewal price of the undelivered element that is granted as a contractual right to the customer. The Company's current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for such services used for revenue recognition purposes to ensure that it reflects the Company's recent pricing experience.

In most cases the Company's products do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, certain transactions, typically those involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, may require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer's acceptance of the products and services has been received or the acceptance period has lapsed.

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

A significant portion of the Company's revenue is derived from indirect sales channels, including authorized resellers and distributors. Within the Company's Professional Video segment, resellers and distributors are generally not granted rights to return products to us after purchase and actual product returns from them have been insignificant to date. However, distributors of the Avid Xpress DV, Avid Xpress Pro, Avid Mojo and Avid Liquid product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on the Company's results of operations. In contrast, some channel partners, particularly the Company's Audio and certain Consumer Video channel partners, are offered limited rights of return, stock rotation, rebates and price protection. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company records a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The Company maintains a rolling history of returns on a product-by-product basis and analyzes returns and credits by product category. The amount and timing of the Company's revenue for any period may be impacted if actual product returns or other reseller credits prove to be materially different from the Company's estimates.

A portion of the Company's revenue from sales of Consumer Video products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenue for these channel partners is recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume, which are accounted for as reductions to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company's products.

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if the Company is reasonably assured that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based upon the Company's credit review process, revenue is recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions and the Company's involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company's normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether there is sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

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

Advertising Expenses

All advertising costs are expensed as incurred and are classified as selling and marketing expenses. Advertising expenses during 2005, 2004 and 2003 were $12.6 million, $8.1 million and $6.0 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain resellers in the Professional Video segment. Under this program, participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid. Consideration given to these resellers is included in selling and marketing expense in accordance with EITF Issue 01-09, as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company's products and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management's estimates.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $2.0 million, $0.8 million and $0.1 million at December 31, 2005, 2004 and 2003, respectively.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a net loss, all potential common shares are considered anti-dilutive and are excluded from calculations of diluted net loss per common share. For periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company's average common stock fair value for the related period are considered anti-dilutive and are excluded from calculations of diluted net income per common share (see Note O).

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income
(loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2005 and 2004 is comprised of cumulative translation adjustments of $1.2 million and $4.8 million, respectively and net unrealized gains (losses) on debt securities of ($0.1) million and ($0.2) million, respectively.

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note J. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees is less than the fair market value of common stock at the date of grant, the Company records that difference multiplied by the number of shares under option as deferred compensation, which is then amortized over the vesting period of the options. Additionally, deferred compensation is recorded for restricted stock granted to employees based on the fair market value of the Company's stock at date of grant and is amortized over the period in which the restrictions lapse. The Company reverses deferred compensation associated with unvested options issued at below fair market value as well as unvested restricted stock upon the cancellation of such options or shares for terminated employees. The Company provides the disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards. See Note J for additional disclosure.

                                             For the Year Ended December 31,
                                          -------------------------------------
                                          (in thousands, except per share data)
                                          -------------------------------------
                                             2005         2004        2003
                                           ----------   ---------   ---------

  Net income, as reported                    $33,980     $71,701     $40,889

  Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effect                    2,447       1,448         181

  Deduct: Total stock-based employee
  compensation expense determined under
  the fair value-based method for all
  awards, net of related tax effect          (27,219)    (15,881)    (11,876)
                                           ----------   ---------   ---------

  Pro forma net income                        $9,208     $57,268     $29,194
                                           ==========   =========   =========

  Net income per common share:
   Basic-as reported                           $0.90       $2.21       $1.40

   Basic-pro forma                             $0.24       $1.76       $1.00

   Diluted-as reported                         $0.86       $2.05       $1.25

   Diluted-pro forma                           $0.23       $1.65       $0.89


On December 16, 2004, the Financial Standards Accounting Board ("FASB") issued SFAS No. 123(Revised), Share-Based Payment ("SFAS No. 123(R)"). The Statement requires that stock compensation expense for awards of equity instruments to employees be recognized in financial statements based on the grant-date fair value of those awards (with limited exceptions). The Company will be required to adopt SFAS No. 123(R) beginning January 1, 2006. See the Recent Accounting Pronouncements below for further disclosure on the Company's adoption of SFAS No. 123(R).

In anticipation of the adoption of SFAS No. 123(R), on October 26, 2005, the Company's Board of Directors approved a partial acceleration of the vesting of all outstanding options to purchase the Company's common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of the Company's common stock, par value $0.01 per share, with an exercise price of $65.81 per share, including options to purchase 157,624 shares of the Company's common stock held by the Company's executive officers. The decision to accelerate vesting of these options was made primarily to reduce the compensation cost related to these out-of-the money options in the Company's future statements of operations upon the effectiveness of SFAS No. 123(R). It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of operations had the vesting of these options not been accelerated is approximately $4.4 million. Excluding the cost related to the acceleration of these options, the total impact on net income from stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect, for the year ended
December 31, 2005 would be approximately $20.4 million.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., for Avid, beginning January 1, 2006). The Company is currently evaluating the impact of SFAS No. 151 on the Company's consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB released SFAS No. 123(R). This new accounting standard requires all forms of stock compensation, including stock options issued to employees, to be reflected as an expense in the Company's financial statements. On April 14, 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) allows three alternative methods of transitioning to the standard: modified prospective application ("MPA"); modified retrospective application ("MRA") to all prior periods; or MRA to only interim periods of the year of adoption. The Company intends to use the MPA without restatement alternative and to apply the revised standard beginning January 1, 2006. Under the modified prospective application, all unvested awards that were previously included as part of the pro forma net income disclosure and are outstanding on the effective date would be charged to expense over the remaining vesting period, without any changes in measurement. All new awards that are granted or modified after the effective date will be expensed using the SFAS No. 123(R) measurement model. The adoption of the revised standard will result in higher operating expenses and lower earnings per share. We estimate that adoption will result in additional expense in 2006 of approximately $20 million, but this amount could vary based on a number of factors including the volatility of our stock, interest rate changes or changes to our equity compensation plans. See the above paragraph, Accounting for Stock-Based Compensation, for the pro forma impact on net income and net income per common share as if the Company had historically applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes" and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. The Company will determine the impact of this standard on its consolidated financial statements when an accounting change or error correction occurs.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance, in essence increasing the number of exchanges that will be fair valued in the future. SFAS No. 153 was effective in the third quarter of 2005. The provisions of SFAS No. 153 are applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Retirement Obligations--an interpretation of SFAS No. 143". This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 ("the Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The Act also creates a deduction on a percentage of the lesser of qualified production activities income or taxable income. Although these deductions are subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act. Based on the information available, the Company has determined that its cash position in the U.S. is sufficient to fund anticipated needs. The Company also believes that the repatriation of income earned abroad would result in significant foreign withholding taxes that otherwise would not have been incurred, as well as additional U.S. tax liabilities that may not be sufficiently offset by foreign tax credits. Therefore, the Company does not currently plan to repatriate any income earned abroad. The qualified production activities deduction was not available to Avid in 2005 due to the fact that the Company incurred a loss for U.S. tax purposes. The qualified production activities deduction is not available to companies that incur a loss for the taxable year.

C.    MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2005 and 2004 are as follows (in thousands):

                                                     Gross
                                                   Unrealized
                                                     Gains         Fair
                                         Cost       (Losses)       Value
                                      ----------  -------------  ----------
               2005
               ----
Government and government agency
 obligations                            $22,134           $ -      $22,134
Commercial Paper                          7,540             -        7,540
Corporate obligations                    10,312           (15)      10,297
Municipal obligations                    19,634             -       19,634
Asset-backed securities                  44,948           (77)      44,871
                                      ----------  -------------  ----------
                                       $104,568          ($92)    $104,476
                                      ==========  =============  ==========

               2004
               ----
Government and government agency
 obligations                            $22,964           ($2)     $22,962
Corporate obligations                    31,906          (146)      31,760
Municipal obligations                    16,403           (14)      16,389
Asset-backed securities                   5,272           (22)       5,250
                                      ----------  -------------  ----------
                                        $76,545         ($184)     $76,361
                                      ==========  =============  ==========

All federal, state and municipal obligations held at December 31, 2005 and 2004 mature within one year, with the exception of auction rate securities. As of December 31, 2005 and 2004, municipal obligations include auction rate securities of $19.6 million and $12.0 million, respectively. The Company's investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset every 28 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate investments in auction rate securities. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were immaterial for the years ended December 31, 2005, 2004 and 2003.

D.    INVENTORIES

Inventories consist of the following (in thousands):

                                      December 31,
                               ------------------------
                                 2005           2004
                               ---------      ---------
        Raw materials           $26,878        $14,925
        Work in process          13,040          3,622
        Finished goods           56,927         35,399
                               ---------      ---------
                                $96,845        $53,946
                               =========      =========

Of the $42.9 million increase in inventory since December 31, 2004, approximately $27.3 million relates to acquired Pinnacle inventory, of which $4.8 million, $6.8 million and $15.7 million represents raw material, work in process, and finish goods as of December 31, 2005, respectively. As of December 31, 2005 and 2004, the finished goods inventory also included inventory at customer locations of $8.9 million and $9.0 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

E.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                               December 31,
                                           Depreciable    ---------------------
                                              Life          2005         2004
                                           -----------    --------     --------
Computer and video equipment and software  2 to 5 years   $111,207      $92,862
Office equipment                           3 years           3,850        6,872
Furniture and fixtures                     3 years          12,209        7,101
Leasehold improvements                     3 to 10 years    23,493       20,865
                                                          --------     --------
                                                           150,759      127,700
Less accumulated depreciation and amortization             112,196       98,608
                                                          --------     --------
                                                           $38,563      $29,092
                                                          ========     ========

Depreciation and amortization expense related to property and equipment was $16.8 million, $12.0 million and $10.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company wrote off fully depreciated assets with gross values of $2.3 million, $6.2 million and $2.1 million in 2005, 2004 and 2003, respectively.

F.    ACQUISITIONS

Pinnacle

On August 9, 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc., a supplier of digital video products to customers ranging from individuals to broadcasters. Under the terms of the agreement, Pinnacle common shareholders received 0.0869 of a share of Avid common stock plus $1.00 in cash for each share of Pinnacle common stock outstanding at the closing of the transaction. In total, Avid paid $72.1 million in cash and issued 6.2 million shares of common stock, resulting in common stock consideration of approximately $362.9 million, in exchange for all of the outstanding shares of Pinnacle. The price used to value the Avid shares issued as partial consideration for Pinnacle was $58.09 per share of Avid common stock, which represents the five-day average closing price of the stock during the period beginning two days before and ending two days after the merger announcement date of March 21, 2005. Avid also incurred $6.5 million of transaction costs.

The acquisition of Pinnacle was made to allow Avid to expand its offerings within the Professional Video market segment through the integration of Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, into that segment and to provide entry into a new Consumer Video segment by offering Pinnacle's consumer products, including Pinnacle Studio(TM) and other products. The Company has performed an allocation of the total purchase price of $441.4 million to the net tangible and intangible assets of Pinnacle based on their fair values as of the consummation of the acquisition. The determination of these fair values included

Avid management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. The valuation method used to determine the intangible asset values was the income approach.

The income approach presumes that the value of an asset can be estimated by the net economic benefit, usually the cash flows discounted to present value, to be received over the life of the asset. The income approach typically uses a projection of revenues and expenses specifically attributed to the intangible assets to calculate a potential income stream which is then discounted using a rate of return that accounts for both the time value of money and risk factors. This approach was used to value Pinnacle's developed technology, in-process research and development ("R&D") and customer relationships.

A variation of the income approach, the relief-from-royalty method, was used to value Pinnacle's trade names. The relief-from-royalty method uses a projection of revenues specifically attributed to the intangible assets to calculate an estimated royalty savings that would accrue to an owner of the intangible assets that would otherwise have to be paid as royalty to a third party. The resulting royalty savings stream is then discounted using a rate of return that accounts for the time value of money and risk factors. In the valuation of Pinnacle's trade names, a royalty rate of 1.0% - 1.5% was used to determine the royalty savings directly attributable to the trade names.

The weighed-average discount rate (or rate of return) used to determine the value of Pinnacle's intangible assets was 16% and the effective tax rate used was 35%.

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. This allocation was originally done on a preliminary basis in the third quarter of 2005 (the quarter in which Pinnacle was acquired). During the fourth quarter of 2005, the Company continued its analysis of the fair values of certain assets and liabilities, in particular inventories, deferred tax assets and liabilities, pre-acquisition commitments made to customers and accruals for facilities closures and employees terminations, and recorded adjustments to these estimates with a corresponding increase in goodwill of $1.3 million.


                       (in thousands)

  Cash and marketable securities                           $120,164
  Accounts receivable, net                                    9,312
  Inventories                                                18,699
  Other current assets                                        7,859
  Property and equipment and other long-term assets          12,925
  Identifiable intangible assets:
    Customer relationships                                   34,400
    Trade names                                              15,200
    Developed technology                                     41,200
    In-process research and development                      32,300
  Goodwill                                                  226,480
                                                       -------------
  Total assets acquired                                     518,539

  Accounts payable                                          (11,069)
  Accrued expenses and other current liabilities            (46,052)
  Deferred revenue and deposits                             (11,493)
  Long-term deferred tax liabilities, net                    (8,542)
                                                       -------------
  Total liabilities assumed                                 (77,156)
                                                       -------------
  Net assets acquired                                      $441,383
                                                       =============

The identifiable intangible assets, with the exception of the in-process research and development ("R&D"), are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted average amortization period for these intangible assets in total is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful life. Amortization expense for these intangibles totaled $12.6 million for the year ended December 31, 2005 and accumulated amortization was $12.6 million at December 31, 2005.

The allocation of $32.3 million to in-process R&D was determined through management's consideration of a valuation prepared by an independent valuation specialist. This in-process R&D represents product development efforts that were underway at Pinnacle at the time of acquisition, for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) the detail program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. Upon the acquisition, Pinnacle did not have a completed product design or working model for the in-process technology, and the Company believes that there is no future alternative use for such technology beyond the stated purpose of the specific R&D project; therefore the in-process R&D of $32.3 million was expensed during the year ended December 31, 2005.

The key assumptions within the valuation process consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release, and a risk-adjusted discount rate. The discount rate considers risks such as delays to bring the products to market and competitive pressures. A discount rate of 17% for in-process R&D was used in the Pinnacle valuation.

The in-process R&D charge for the Pinnacle acquisition related primarily to the Pinnacle's on-air and home-editing software products. Future versions of Deko and Thunder, Pinnacle's on-air products, accounted for approximately $15.9 million of the charge. These products had an estimated cost to complete of $1.4 million at the acquisition date and are scheduled for release in 2006. Studio, Pinnacle's home-editing software, represented approximately $10.7 million of the charge and carried an estimated cost to complete of $2.1 million at the acquisition date. Studio 10 was released in the third quarter of 2005 and a subsequent release is planned for 2006.

The goodwill of $226.5 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid Professional Video products. Of the total $226.5 million of goodwill, $90.6 million has been assigned to the Company's Professional Video segment and $135.9 million has been assigned to the newly formed Consumer Video segment. This goodwill will not be amortized, in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets". This goodwill is not deductible for tax purposes.

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers, for cash of euro 4 million ($4.9 million) plus transaction costs of $0.2 million. The purchase price was allocated as follows:
($0.6 million) to net liabilities assumed, $1.2 million to identifiable intangible assets, $0.1 million to in-process R&D, and the remaining $4.4 million to goodwill. The identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangibles totaled $0.2 million for the year ended December 31, 2005 and accumulated amortization was $0.2 million at December 31, 2005. The goodwill of $4.4 million, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company's Audio segment and is not deductible for tax purposes.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Wizoo of up to euro 1.0 million ($1.2 million), contingent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, will be recorded as additional purchase consideration, allocated to goodwill. As of December 31, 2005, none of the engineering milestones have been met; therefore, no amount has been recorded as additional purchase price.

M-Audio

In August 2004, Avid completed the acquisition of Midiman, Inc. d/b/a M-Audio ("M-Audio"), a leading provider of digital audio and MIDI (Musical Instrument Digital Interface) solutions for musicians and audio professionals. Avid paid cash of $79.6 million, net of cash acquired, and issued stock and options with a fair value of $96.5 million. Avid also incurred $3.3 million of transaction costs. The total purchase price was allocated as follows: $13.5 million to net assets acquired, $5.5 million to deferred compensation, $38.4 million to identifiable intangible assets and the remaining $122.0 million to goodwill.

As part of the purchase agreement, Avid agreed to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million through the issuance of additional Avid shares or options, contingent upon the operating results of M-Audio through December 31, 2005. Any such payments would have been recorded as additional purchase price allocated to goodwill. Based of

M-Audio's operating results through December 31, 2005, the Company determined that no such additional shares or options were due and, thus, no amount has been recorded as additional purchase price.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid's Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $4.8 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively, and accumulated amortization of these intangible assets was $6.6 million at December 31, 2005. Also during the year ended December 31, 2005, the $122.0 million of goodwill was reduced by $1.2 million to $120.8 million due to the resolution of tax contingencies.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The purchase price was allocated as follows:
$1.0 million to net assets acquired, $4.7 million to an identifiable intangible asset and the remaining $2.0 million to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.9 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, and accumulated amortization of these intangible assets was $1.2 million at December 31, 2005. During the year ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB.

As part of the purchase agreement, Avid was required to make additional payments to the former shareholders of Avid Nordic AB of up to euro 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005, with the payments to be recorded as additional purchase consideration, allocated to goodwill. During 2005, the Company paid approximately euro 1.1 million
($1.4 million) of additional purchase consideration and recorded a corresponding increase to goodwill.

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

The identifiable intangible assets included completed technology valued at $4.3 million, customer relationships valued at $2.1 million and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years and six years, respectively. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows, reflecting primarily contract renegotiations, and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. Amortization expense relating to these intangibles was $1.0 million and $1.2 million for the years December 31, 2005 and 2004, respectively, and accumulated amortization of these assets was $2.0 million at December 31, 2005.

During the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN.

Other Acquisitions

The Company also recorded intangible assets associated with acquiring the following businesses: Bomb Factory Digital, Inc. in 2003; Rocket Network, Inc. in 2003; iKnowledge, Inc. in 2002; iNews LLC in 2001; and The Motion Factory, Inc. in 2000. In connection with these acquisitions, the Company allocated $5.8 million to identifiable intangible assets for completed technologies, which have been or are being amortized over periods of three to five years. Included in the operating results for 2005, 2004 and 2003 is amortization of these intangible assets of $0.7 million, $0.8 million and $1.3 million, respectively. In connection with the Bomb Factory Digital acquisition, the Company also recorded goodwill of $2.2 million which was allocated to the Company's Audio segment.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Pinnacle, M-Audio, Avid Nordic AB and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2005 and 2004 as if the acquisitions of Pinnacle, M-Audio and NXN had occurred as of January 1, 2004. The effect on the Company's pro forma results of operations assuming the Wizoo and Avid Nordic AB acquisitions had occurred at the beginning of 2004 is not included as it would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2004, or of future results.

                                             Years Ended
                                             December 31,
                                         --------------------
                                           2005       2004
                                         ---------  ---------
   (In thousands, except per share data)
    Net revenues                          $903,453  $936,211

    Net income (loss)                      $19,098  ($15,894)

    Net income (loss) per share:
      Basic                                  $0.46    ($0.39)

      Diluted                                $0.44    ($0.39)

Included in the pro forma net income reported above for the year ended December 31, 2004 is a charge of $32.3 million for in-process research and development related to the Pinnacle acquisition.

Amortizing Identifiable Intangible Assets

As a result of all of the acquisitions described above, amortizing identifiable intangible assets consisted of the following (in thousands) at December 31:

                                     2005                           2004
                         ------------------------------  ----------------------------
                                  Accumulated                    Accumulated
                          Gross   Amortization   Net      Gross  Amortization   Net
                         ------------------------------  ----------------------------
Completed technologies    $52,698   ($14,606)   $38,092  $12,113   ($3,405)   $8,708
Customer relationships     68,200     (6,755)    61,445   33,800    (1,315)   32,485
Trade name                 20,245     (1,993)    18,252    5,046      (337)    4,709
Non-compete covenant        1,200       (818)       382    1,200      (218)      982
License agreements            560        (55)       505        -         -         -
                         ------------------------------  ----------------------------
                         $142,903   ($24,227)  $118,676  $52,159   ($5,275)  $46,884
                         ==============================  ============================

Amortization expense related to all intangible assets in the aggregate was $20.2 million, $4.0 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects amortization of these intangible assets to be approximately $29 million in 2006, $26 million in 2007, $19 million in 2008, $12 million in 2009 and $10 million in 2010.

G.    INCOME TAXES

Income before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                    2005       2004       2003
                                                 ---------  ---------  ---------
Income before income taxes:
 United States                                    $36,019    $55,811    $27,105
 Foreign                                            6,316     14,278     14,334
                                                 ---------  ---------  ---------
 Total income before income taxes                 $42,335    $70,089    $41,439
                                                 =========  =========  =========

Provision for (benefit from) income taxes:
 Current tax expense (benefit):
 Federal                                             $705       $630       $250
 State                                                225        125        200
 Foreign benefit of net operating losses           (2,979)    (1,541)         -
 Other foreign                                     10,630        488        381
                                                 ---------  ---------  ---------
 Total current tax expense (benefit)                8,581       (298)       831
                                                 ---------  ---------  ---------


 Deferred tax expense (benefit):
 Federal                                            1,820          -          -
 State                                                  -          -          -
 Foreign benefit of net operating losses                -     (2,269)         -
 Other foreign                                     (2,046)       955       (281)
                                                 ---------  ---------  ---------
 Total deferred tax benefit                          (226)    (1,314)      (281)
                                                 ---------  ---------  ---------
 Total provision for (benefit from) income taxes   $8,355    ($1,612)      $550
                                                 =========  =========  =========

Net cash payments for (refunds of) income taxes in 2005, 2004 and 2003 were approximately $3.1 million, ($1.3 million) and $0.2 million, respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $76.8 million at December 31, 2005.

Net deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                           December 31,
                                                     ------------------------
                                                        2005         2004
                                                     -----------   ----------
   Deferred tax assets:
   Tax credit and net operating loss carryforwards    $129,248      $86,918
   Allowances for bad debts                                781          614
   Difference in accounting for:
      Revenue                                            7,208        6,186
      Costs and expenses                                33,183       17,793
      Inventories                                        5,179        3,701
      Acquired intangible assets                        43,610       49,355
   Other                                                   630           74
                                                    -----------   ----------
   Gross deferred tax assets                           219,839      164,641
   Valuation allowance                                (182,121)    (140,785)
                                                    -----------   ----------
   Deferred tax assets after valuation allowance        37,718       23,856
                                                    -----------   ----------

   Deferred tax liabilities:
   Difference in accounting for:
      Revenue                                             (589)        (414)
      Costs and expenses                                (4,078)      (2,673)
      Inventories                                         (246)        (340)
      Acquired intangible assets                       (38,557)     (14,508)
   Other                                                (3,092)      (2,624)
                                                    -----------   ----------
   Gross deferred tax liabilities                      (46,562)     (20,559)
                                                    -----------   ----------

   Net deferred tax assets (liabilities)               ($8,844)      $3,297
                                                    ===========   ==========

Deferred tax assets and liabilities reflect the net tax effects of the tax credit and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.

For U.S. federal income tax purposes at December 31, 2005, the Company has tax credit carryforwards of approximately $32.1 million, which will expire between 2006 and 2025, and net operating loss carryforwards of approximately $246.1 million, which will expire between 2006 and 2025. These amounts include $3.9 million in Pinnacle tax credit carryforwards and $100.4 million in Pinnacle net operating loss carryforwards, both of which are subject to limitation under
Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. Based on the level of the deferred tax assets as of December 31, 2005, the level of historical U.S. taxable losses after deductions for stock compensation and the future tax deductions anticipated related to outstanding stock options, management has determined that the uncertainty regarding the realization of these assets warrants a full valuation allowance at December 31, 2005.

The Company's assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2005 was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 and SFAS No. 123(R), removal of the valuation allowance related to these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. If the valuation allowance of $182.1 million as of December 31, 2005 were to be removed in its entirety, a $66.8 million non-cash reduction in income tax expense, a $49.2 million credit to goodwill related to Pinnacle net operating loss and tax credit carryforwards and temporary differences, and a $66.1 million credit to additional paid-in capital would be recorded in the period of removal subject to, in the latter case, actual utilization as described above.

The Company had net operating loss carryforwards relating to the Irish manufacturing branch of approximately $18.8 million, which it utilized in 2005. Until 2004, due to the uncertainty regarding the realization of this asset, the Company had established a valuation allowance related to the entire carryforwards amount. At December 31, 2004, since the Irish operations had generated sufficient profits in recent years and future profitability was anticipated, the Company determined that it was more likely than not that it would realize the benefit related to the net operating loss carryforward. Accordingly, at December 31, 2004, the Company removed the $2.1 million valuation allowance against this deferred tax asset.

A reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate follows:

                                                    2005      2004      2003
                                                  --------  --------  --------
Statutory rate                                       35%       35%       35%

Tax credits                                          (2)       (3)       (3)
Foreign operations                                   (5)       (6)       (8)
State taxes, net of federal benefit                   3         2         2
Other                                                 1         -         -
                                                  --------  --------  --------

Effective tax rate before valuation allowance
  and other items                                    32        28        26

Acquired net operating loss carryforwards             4         -         -
In process research and development                  27         -         -
Increase (decrease) in valuation
 allowance                                          (43)      (30)      (25)
                                                  --------  --------  --------

Effective tax rate                                   20%       (2)%       1%
                                                  ========  ========  ========

H.    COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2005 are as follows (in thousands):

                      Year
                   ---------
                      2006       $25,547
                      2007        20,989
                      2008        18,623
                      2009        15,025
                      2010         5,890
                   Thereafter      6,022
                                 --------
                     Total       $92,096
                                 ========

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $7.6 million as of December 31, 2005. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2011 and represent an aggregate obligation of $17.6 million through 2011. The Company has a restructuring accrual of $7.3 million at December 31, 2005 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis. See
Note L.

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring in June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have termination options, which if exercised by the Company, would result in a penalty of approximately $0.3 million in the aggregate. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2005, be eligible to draw against this letter of credit to a maximum of $3.5 million, subject to an annual reduction of approximately $0.8 million but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of December 31, 2005, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $19.6 million, $16.7 million and $14.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total rent received from the Company's operating subleases was approximately $3.5 million, $3.6 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Commitments

As of December 31, 2005, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $46.5 million.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including primarily end-users and occasionally distributors. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2005 and 2004, Avid's maximum recourse exposure totaled approximately $13.0 million and $17.2 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and also because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates.

Contingencies

In April 2005, the Company was notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a petition against a subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second petition with the KFTC on October 17, 2005 alleging the same unfair trade practices as those set forth in the former KFTC petition. On January 13, 2006, Avid filed its response to the second KFTC petition denying Neat's allegations. On February 16, 2006, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging unfair trade practices. In the civil action, Neat is seeking approximately $1.7 million in damages, plus interest and attorneys fees. On November 30, 2005, the Company filed its answer to the complaint denying Neat's allegations. Avid believes that Neat's claims are without merit and intends to vigorously defend the claim in these actions. Avid cannot predict the outcome of these actions at this time and, accordingly, no costs have been accrued for any possible loss contingency.

In September 2003, Pinnacle Systems, Inc., which Avid recently acquired and is now a wholly-owned subsidiary, was named as a defendant in a civil lawsuit filed in the Superior Court of California, Alameda County. The complaint was filed by YouCre8, a/k/a DVDCre8, Inc., a software company whose software was distributed by Dazzle Multimedia, Inc. ("Dazzle"). The complaint alleged that in connection with Pinnacle's acquisition of certain assets of Dazzle, Pinnacle tortiously interfered with DVDCre8's relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market and distributed false and misleading statements which caused harm to DVDCre8. Dazzle and its parent company, SCM Microsystems, Inc. ("SCM"), were also named as defendants in this matter. On December 1, 2005, Pinnacle entered into a settlement agreement with DVDCre8 whereby each party issued a general release of all claims relating to the allegations made in this lawsuit. In consideration of the settlement, the Company agreed to make a payment to DVDCre8 of $570,000, which was paid on December 8, 2005. On December 5, Pinnacle filed an application for determination of a good faith settlement with the Superior Court and the Court granted this application on December 9, 2005. On December 16, 2005, DVDCre8 filed notice with the Superior Court dismissing all claims alleged against Pinnacle Systems in this proceeding. Also on December 9, 2005, DVDCre8, SCM and Dazzle entered into a settlement agreement regarding claims made against SCM and Dazzle in this lawsuit and Pinnacle, SCM and Dazzle each agreed to waive any indemnity claims that it may have against any of the other defendants in the lawsuit. Avid considers this matter settled and, accordingly, no amounts are accrued as of December 31, 2005 which are related to this matter. All amounts paid to settle this litigation are included as part of the purchase price allocation for the Pinnacle acquisition which took place on August 9, 2005.

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

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

Avid provides warranty on hardware sold through its Professional Video segment which generally mirrors the manufacturers' warranties. The Company charges the related material, labor and freight expense to cost of revenues in the period incurred. With respect to the Audio and Consumer Video segments, Avid provides warranties on externally sourced and internally developed hardware and records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year, but can extend up to five years depending on the manufacturer's warranty or local law.

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2005 and 2004 (in thousands):

      Accrual balance at December 31, 2003        $1,355

      Accruals for product warranties              3,605
      Cost of warranty claims                     (2,699)
                                                ---------
      Accrual balance at December 31, 2004         2,261

      Acquired product warranty liability          3,510
      Accruals for product warranties              4,906
      Cost of warranty claims                     (4,487)
                                                ---------
      Accrual balance at December 31, 2005        $6,190
                                                =========

I.    CAPITAL STOCK

Authorized Capital Stock

In July 2005, the stockholders of Avid approved an amendment to the Third Amended and Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the Company's capital stock from 51,000,000 shares to 101,000,000 shares and increasing the number of authorized shares of the Company's common stock from 50,000,000 shares to 100,000,000 shares.

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Shareholder Rights Plan

In February 1996, the Board of Directors approved a Shareholder Rights Plan. The rights were distributed in March 1996 as a dividend at the rate of one right for each share of common stock outstanding. No value was assigned to these rights. The rights were exercisable for the purchase of shares of a new series of $0.01 par value, junior participating preferred stock or to purchase a number of shares of the Company's common stock which equaled the exercise price of the right, $115, divided by one-half of the then-current market price, upon occurrence of certain events, including the purchase of 20% or more of the Company's common stock by a person or group of affiliated or associated persons. The rights were redeemable by the Company for $0.01 each at any time prior to the tenth day following a change in control and in certain other circumstances. These rights expired on February 28, 2006.

Common Stock

In 2004, the Company granted 20,000 shares of restricted common stock to certain employees under Company stock option and award plans. The shares vest annually in 25% increments over a period of four years. Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event that an employee ceases to be employed by the Company.

The Company initially recorded, as a separate component of stockholders' equity, deferred compensation of $1.1 million in 2004 with respect to the restricted stock under this program. The deferred compensation amounts for the restricted stock awards represent the fair value of the Company's common stock at the date of the award less par value, which represents the purchase price paid by the holders, and are recorded as compensation expense ratably as the shares vest. For the years ended December 31, 2005, 2004 and 2003, $0.3 million, $0.1 million and $0.2 million, respectively, was recorded as compensation expense related to the 2004 and certain 2000 restricted stock arrangements.

The Company generally allows employees to satisfy any withholding tax obligation under certain award plans by tendering to the Company a portion of the common stock received under the award. During the year ended December 31, 2005, the Company received approximately 1,588 shares of its common stock in exchange for $0.1 million of employee withholding liabilities paid by the Company. During the year ended December 31, 2004, the Company did not receive any shares to satisfy tax withholding obligations. During the year ended December 31, 2003, the Company received approximately 6,332 shares of its common stock in exchange for $0.2 million in connection with these non-cash transactions.

Warrant

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company's common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000, at a price of $47.65 per share, and expires on August 3, 2008.

J.    STOCK PLANS

Employee Stock Purchase Plans

The Company's 1996 Employee Stock Purchase Plan, as amended through May 25, 2003, authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of December 31, 2005, 327,750 shares remain available for issuance under this plan.

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock generally at the fair market value on the date of grant. Certain plans allow for options to be granted at below fair market value under certain circumstances. Options become exercisable over various periods, typically two to four years for employees and immediately to four years for officers and directors. The options have a maximum term of ten years. As of December 31, 2005, a maximum of 18,218,612 shares of common stock have been authorized for issuance under the Company's stock-based compensation plans, of which 2,853,058 shares remain available for future grants. Shares available for future grants at December 31, 2005 include 2,694,858 shares that can be issued as grants of restricted stock.

Information with respect to options granted under all stock option plans is as follows:

                                              2005                   2004                   2003
                                      ---------------------  ----------------------  ----------------------
                                                  Weighted-               Weighted-               Weighted-
                                                   Average                 Average                 Average
                                                    Price                   Price                   Price
                                                     Per                     Per                     Per
                                        Shares      Share      Shares       Share      Shares       Share
                                      ----------  ---------  -----------  ---------  -----------  ---------
Options outstanding at January 1,     3,584,189    $24.19     4,233,477     $17.58    6,842,557      $14.46

Granted, at fair value                1,792,968    $51.47       869,786     $45.31    1,263,413      $25.43
Granted, below fair value                     -         -       345,202      $9.21            -           -
Exercised                              (984,114)   $17.18    (1,749,768)    $16.04   (3,614,122)     $14.41
Canceled                               (172,869)   $43.06      (114,508)    $19.55     (258,371)     $16.27
                                      ----------             -----------             -----------

Options outstanding at December 31,   4,220,174    $36.65     3,584,189     $24.19    4,233,477      $17.58
                                      ==========             ===========             ===========

Options exercisable at December 31,   2,084,975    $33.08     1,592,944     $18.74    1,943,057      $16.27


Options available for future grant
  at December 31,                     2,853,058               1,474,151               2,188,769

The below-fair-value options were granted in connection with the purchase of M-Audio (see Note F).

The following table summarizes information about stock options outstanding at December 31, 2005:

                   Options Outstanding                          Options Exercisable
------------------------------------------------------------  -----------------------
                                   Weighted-
                                    Average       Weighted-                Weighted-
                                   Remaining       Average                   Average
    Range of          Number      Contractual     Exercise       Number     Exercise
 Exercise Prices   Outstanding       Life           Price     Exercisable    Price
-----------------  ------------  -------------- ------------  ----------- ------------
 $0.01 to $14.13      861,003            5.77       $11.68       701,100       $12.04
$14.50 to $22.01      691,451            6.25       $21.11       442,928       $20.62
$23.01 to $40.95    1,004,226            8.95       $38.69       111,654       $30.37
$41.14 to $46.42      604,464            7.91       $42.82       211,550       $42.94
$46.96 to $65.42      348,767            8.22       $53.10       129,182       $52.32
$65.81 to $65.81      693,050            9.13       $65.81       486,141       $65.81
$66.07 to $66.75       17,213            6.82       $66.47         2,420       $66.07
                   ------------                               -----------

 $0.01 to $66.75    4,220,174            7.67       $36.65     2,084,975       $33.08
                   ============                               ===========

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

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

                                   Stock Options         Stock Purchase Plan
                           --------------------------  ------------------------
                            2005      2004      2003    2005(a)    2004    2003
                           --------------------------  ------------------------
Expected dividend yield       0.0%     0.0%     0.0%         -    0.0%    0.0%
Risk-free interest rate       4.0%     2.2%     2.0%         -    1.9%    1.1%
Expected volatility            51%      61%      69%         -     38%     71%
Expected life (in years)      4.24     3.40     3.51         -    0.25    0.43
Fair value of options
 granted at fair value      $22.57   $19.66   $12.30         -   $5.89   $7.97
Fair value of options
 granted below fair value        -   $35.14        -         -       -       -


(a) Based on the plan design, the Company is not required to assign fair value to shares issued from the Stock Purchase Plan.

K.    EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company's contribution to the plan is 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to this plan totaled $2.8 million, $2.4 million and $2.1 million in 2005, 2004 and 2003, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans require the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of $1.6 million, $1.5 million and $1.1 million in 2005, 2004 and 2003, respectively.

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.4 million and $1.0 million as of December 31, 2005 and 2004, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

L.    RESTRUCTURING AND OTHER COSTS, NET

In December 2005, the Company implemented a restructuring program under which 20 employees worldwide were terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, the Company recorded charges of $0.8 million for employee terminations and $0.5 million for continuing rent obligations on excess space vacated, net of potential sublease income.

In September 2005, the Company recorded a restructuring charge of $2.0 million in connection with a revised estimate for the lease obligation associated with a facility that was vacated as part of a restructuring plan in 1999. The revision was necessary due to one of the subtenants in the facility giving notice of their intention to discontinue their sublease. The lease extends through September 2010. This accrual was reduced by $0.2 million in the fourth quarter of 2005 based on further analysis.

In connection with the August 2005 Pinnacle acquisition, the Company recorded accruals of $14.4 million related to severance agreements and lease or other contract terminations in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". Such amounts recorded in connection with the Pinnacle acquisition are reflected in the purchase price allocation for the acquisition and any adjustments for the accruals will be recorded as adjustments to goodwill (see Note F).

The Company's restructuring charges during 2004 consisted of $0.2 million to reflect the decrease in rent to be received from one of the Company's subtenants, offset by a reversal of $0.2 million associated with abandoned space in Tewksbury, Massachusetts.

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

In March 2003, the Company implemented a restructuring program under which 48 employees worldwide were terminated, and a leased facility in California was vacated. In connection with these actions, the Company recorded a charge of $1.2 million for employee terminations and $0.6 million for abandoned space in Santa Monica that included a write-off of leasehold improvements of $0.4 million. Also during 2003, the Company recorded charges of $1.5 million related to a revision of the Company's estimate of the timing and amount of future sublease income associated with the Daly City facility discussed above.

The Company recorded these restructuring charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for an operating lease that is not terminated based on the remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses.

The following table sets forth the activity in the restructuring and other costs accrual, which is included in accrued expenses and other current liabilities, in 2003, 2004 and 2005 (in thousands):

                                                  2005 and Prior        Pinnacle Acquisition
                                                  --------------        --------------------
                                                  Restructurings     Restructuring Liabilities
                                                  --------------     -------------------------
                                               Employee  Facilities    Employee   Facilities
                                                Related   Related       Related    Related        Total
                                               ---------------------------------------------------------
Accrual balance at December 31, 2002
                                                   $433     $4,934         $ -          $ -      $5,367
Restructuring charge                              1,177        641           -            -       1,818
Cash payments made                               (1,483)    (1,773)          -            -      (3,256)
Non-cash disposals                                    -       (412)          -            -        (412)
Revisions of estimated liabilities                  (77)     1,453           -            -       1,376
                                               ---------------------------------------------------------
Accrual balance at December 31, 2003                 50      4,843           -            -       4,893
Restructuring charge                                  -        241           -            -         241
Cash payments made                                    -     (1,359)          -            -      (1,359)
Revisions of estimated liabilities                  (50)      (191)          -            -        (241)
                                               ---------------------------------------------------------
Accrual balance at December 31, 2004                  -      3,534           -            -       3,534
Restructuring charge                                822        501           -            -       1,323
Pinnacle acquisition-related liabilities              -          -      10,013        4,428      14,441
Revisions of estimated liabilities                    -      1,778           -            -       1,778
Cash payments for employees-related charges        (693)         -      (7,037)           -      (7,730)
Cash payments for facilities, net of
  sublease income                                     -     (1,346)          -       (1,643)     (2,989)
                                               ---------------------------------------------------------
Accrual balance at December 31, 2005               $129     $4,467      $2,976       $2,785     $10,357
                                               =========================================================

The employee-related accrual amounts at December 31, 2005 represent cash payments to be made to former employees in 2006 and are the result of restructuring actions taken in 2005.

The facilities-related accrual amounts at December 31, 2005 represent estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payments against the amount accrued, extend through 2011 unless the Company is able to negotiate an earlier termination. The 2003 non-cash disposal of $0.4 million related to the write-off of certain leasehold improvements on property included in the 2003 restructuring program which were abandoned in the first quarter of 2003.

M.    SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units that offer various products to the principal markets in which the Company's products are sold. In SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated the discrete financial information that is regularly reviewed by the chief operating decision-makers and determined that these business units equate to three reportable segments: Professional Film, Video and Broadcast ("Professional Video"); Audio; and Consumer Video.

The Professional Video segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and government videos. This segment includes the Media Composer family of products, which accounted for approximately 12%, 17% and 16% of the Company's consolidated net revenues in 2005, 2004 and 2003, respectively. Also within this segment are Shared Storage products that provide complete network, storage and database solutions based on the Company's Avid Unity MediaNetwork technology, and enable users to simultaneously share and manage media assets throughout a project or organization. This product family accounted for 10%, 12% and 12% of the Company's consolidated net revenues in 2005, 2004 and 2003, respectively. The Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 18%, 24% and 25% of the Company's consolidated net revenues in 2005, 2004 and 2003, respectively. The Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer. This segment was formed in August 2005 and is comprised of certain product lines acquired in the Pinnacle acquisition (see Note F).

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies (see Note B). The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of restructuring and other costs, amortization or impairment of intangible assets associated with acquisitions and stock-based compensation. Common costs not directly attributable to a particular segment are allocated between segments based on management's best estimates.

The following is a summary of the Company's operations by reportable segment (in thousands):

                                             For the Year Ended December 31,
                                           ----------------------------------
                                             2005         2004        2003
                                           ---------    ---------   ---------
Professional Film, Video and Broadcast:
     Net revenues                          $448,288     $391,143    $330,859
     Depreciation                            13,473        9,529       8,419
     Operating income                        52,735       46,153      28,357
     Assets at December 31,                 179,027      142,105     111,682
     Capital expenditures                    14,740       12,477       7,195
Audio:
     Net revenues                          $268,058     $198,462    $141,053
     Depreciation                             2,860        2,502       2,484
     Operating income                        38,599       29,251      15,718
     Assets at December 31,                  88,437       66,023      34,978
     Capital expenditures                     2,786        2,700         756
Consumer Video:
     Net revenues                           $59,097            -           -
     Depreciation                               465            -           -
     Operating income                         3,344            -           -
     Assets at December 31,                  40,574            -           -
     Capital expenditures                       240            -           -
Combined Segments:
     Net revenues                          $775,443     $589,605    $471,912
     Depreciation                            16,798       12,031      10,903
     Operating income                        94,678       75,404      44,075
     Assets at December 31,                 308,038      208,128     146,660
     Capital expenditures                    17,766       15,177       7,951

Certain expenses related to restructurings and acquisitions are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income for reportable segments to total consolidated amounts for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                   2005       2004       2003
                                                 ---------  ---------  ---------

Total operating income for reportable segments    $94,678    $75,404    $44,075
Unallocated amounts:
  Restructuring and other costs, net               (3,155)         -     (3,194)
  Stock-based compensation                         (2,163)    (1,418)         -
  In-process research and development             (32,390)         -          -
  Amortization of acquisition-related
   intangible assets                              (20,221)    (4,049)    (1,316)
  Impairment of intangible assets                       -     (1,187)         -
                                                 ---------  ---------  ---------
Consolidated operating income                     $36,749    $68,750    $39,565
                                                 =========  =========  =========

Certain assets including cash and marketable securities and acquisition-related intangible assets are not included in the assets of the reportable segment because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2005, 2004 and 2003 (in thousands):

                                                          2005       2004       2003
                                                       ----------  ---------  ---------
Total assets for reportable segments                     $308,038   $208,128   $146,660
Unallocated amounts:
  Cash, cash equivalents and marketable securities        238,430    155,419    196,309
  Acquisition-related intangible assets                   515,578    212,687      5,150
                                                       ----------  ---------  ---------
Total assets                                           $1,062,046   $576,234   $348,119
                                                       ==========  =========  =========

The following table summarizes the Company's revenues by country (in thousands). The categorization of revenue is based on the country in which the sales originate:

                           For the Year Ended December 31,
                          -------------------------------
                            2005       2004       2003
                          ---------  ---------  ---------
  Revenues:
    United States         $332,520   $287,182   $238,340
    Other countries        442,923    302,423    233,572
                          ---------  ---------  ---------
  Total revenues          $775,443   $589,605   $471,912
                          =========  =========  =========

The following table summarizes the Company's long-lived assets, by country (in thousands):

                                    December 31,
                              -----------------------
                                2005          2004
                              ----------    ---------
  Long-lived assets:
    United States               $33,176      $25,025
    Other countries              11,615        8,030
                              ----------    ---------
  Total long-lived assets       $44,791      $33,055
                              ==========    =========

N.    FINANCIAL INSTRUMENTS

Forward-Exchange Contracts

As of December 31, 2005, the Company had $49.4 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar and Korean won, as hedges against forecasted foreign currency-denominated receivables, payables and cash balances. As of December 31, 2004, there were no forward-exchange contracts outstanding.

There are two objectives of the Company's foreign currency forward-exchange contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company's customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the U.S. dollar. These forward-exchange contracts typically mature within 30 days of purchase.

The changes in fair value of the forward-exchange contracts intended to offset foreign currency exchange risk on forecasted cash flows are recorded as gains or losses in the Company's statement of operations in the period of change, because they do not meet the criterion of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", to be treated as hedges for accounting purposes.

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

Net realized and unrealized gains (losses) of ($1.6) million, ($1.7) million and ($0.6) million resulting from foreign currency transactions, remeasurement and forward-exchange contracts were included in results of operations for the years ended December 31, 2005, 2004 and 2003, respectively.

O.    NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                            For the Year Ended December 31,
                                            -------------------------------
                                              2005        2004      2003
                                            ----------  -------- ----------

 Net income                                   $33,980   $71,701    $40,889
                                            ==========  ======== ==========

 Weighted-average common shares
  outstanding - basic                          37,762    32,485     29,192
 Weighted-average potential common stock:
   Options                                      1,663     2,483      3,461
   Warrant                                         92        35          -
                                            ----------  -------- ----------
 Weighted-average common shares
  outstanding - diluted                        39,517    35,003     32,653
                                            ==========  ======== ==========

 Net income per common share - basic            $0.90     $2.21      $1.40
 Net income per common share - diluted          $0.86     $2.05      $1.25


Common stock options, restricted shares and a warrant that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as follows, on a weighted-average basis:

                                      For the Year Ended December 31,
                                      -------------------------------
                                        2005       2004       2003
                                      ---------  --------  ----------

   Options                                 860       137          32
   Warrant                                   -         -       1,155
   Restricted shares                        15        20           -
                                      ---------  --------  ----------
   Total anti-dilutive securities          875       157       1,187
                                      =========  ========  ==========

P.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Pinnacle and Wizoo in 2005, NXN, M-Audio and Avid Nordic AB in 2004, and Rocket Network, Inc. and Bomb Factory Digital, Inc. in 2003 (in thousands):

                                                           Year Ended December 31,
                                                     -----------------------------------
                                                        2005        2004        2003
                                                     -----------  ----------  ----------
Fair value of:
   Assets acquired and goodwill                        $492,472    $249,924      $3,866
   Acquired incomplete technology                        32,390           -           -
   Accrual for contingent payments                            -           -      (1,369)
   Payment for contingency                                1,370       1,310           -
   Liabilities assumed                                  (78,424)    (22,337)       (215)
   Deferred compensation for stock options issued             -       5,500           -
                                                     -----------  ----------  ----------
Total consideration                                     447,808     234,397       2,282

   Less: cash acquired                                 (102,983)     (1,875)          -
   Less: equity consideration and accrued payments     (363,348)    (97,007)          -
                                                     -----------  ----------  ----------
Net cash (received from) paid for acquisitions         ($18,523)   $135,515      $2,282
                                                     ===========  ==========  ==========

As part of the purchase agreement for Avid Nordic AB, Avid was required to make additional payments of up to euro 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005. During 2005, the Company paid approximately euro 1.1 million ($1.4 million) of additional purchase consideration and recorded an increase to goodwill.

During 2004, the Company paid $1.3 million of the contingent payments related to Bomb Factory, after resolution of the contingencies as specified in the purchase agreement.

Cash paid for interest was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Q.    QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)

                                                                      Quarters Ended
                                       ------------------------------------------------------------------------------
                                                       2005                                    2004
                                       --------------------------------------  --------------------------------------
                                        Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30   Mar. 31
                                       --------------------------------------  --------------------------------------
Net revenues                           $244,971  $204,420  $160,051  $166,001  $174,971  $147,374  $139,886  $127,374
Cost of revenues                        117,702    93,720    71,271    70,967    77,145    62,845    60,995    54,103
Amortization of intangible assets         6,610     3,854       282       281       281       127         -         -
                                       --------------------------------------  --------------------------------------
 Gross profit                           120,659   106,846    88,498    94,753    97,545    84,402    78,891    73,271
                                       --------------------------------------  --------------------------------------
Operating expenses:
 Research & development                  32,109    29,636    24,910    24,679    25,845    23,879    22,924    22,292
 Marketing & selling                     49,892    44,601    38,452    37,842    36,768    32,009    32,413    28,933
 General & administrative                14,186    12,188    10,471    10,302    11,968     9,266     7,427     6,807
 In-process research and development          -    32,390         -         -         -         -         -         -
 Restructuring and other costs, net       1,158     1,997         -         -         -         -         -         -
 Amortization of intangible assets        3,465     2,544     1,593     1,592     1,665       988       549       439
 Impairment of intangible assets              -         -         -         -     1,187        -         -          -
                                       --------------------------------------  --------------------------------------
 Total operating expenses               100,810   123,356    75,426    74,415    77,433    66,142    63,313    58,471
                                       --------------------------------------  --------------------------------------
Operating income (loss)                  19,849   (16,510)   13,072    20,338    20,112    18,260    15,578    14,800
Other income (expense), net               1,851     1,719     1,179       837       653       651       595      (560)
                                       --------------------------------------  --------------------------------------
Income (loss) before income taxes        21,700   (14,791)   14,251    21,175    20,765    18,911    16,173    14,240
Provision (benefit) for income taxes      3,275     2,966       685     1,429    (1,749)      (63)      700      (500)
                                       --------------------------------------  --------------------------------------
Net income (loss)                       $18,425  ($17,757)  $13,566   $19,746   $22,514   $18,974   $15,473   $14,740
                                       ======================================  ======================================

Net income (loss) per share - basic       $0.44    ($0.46)    $0.39     $0.56     $0.66     $0.58     $0.49     $0.47
Net income (loss) per share - diluted     $0.43    ($0.46)    $0.37     $0.53     $0.61     $0.54     $0.45     $0.44
Weighted-average common
 shares outstanding - basic              41,859    38,935    35,177    34,987    34,355    32,737    31,623    31,202
Weighted-average common
 shares outstanding - diluted            43,309    38,935    37,024    37,263    36,751    35,033    34,134    33,740

High common stock price                  $55.00    $56.90    $61.39    $68.35    $62.57    $54.66    $61.68    $55.42
Low common stock price                   $37.30    $35.78    $47.64    $52.06    $46.48    $40.90    $44.11    $38.43

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions, the timing of, and costs incurred in association with, the recognition of "solutions" sales to customers, marketing expenditures, promotional programs and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its products and customer mix and the level of competition which it experiences. Quarterly sales and operating results generally depend on the volume and timing of orders received and recognized as revenue during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Management considers the acquisition of Pinnacle Systems, Inc. on August 9, 2005 to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through December 31, 2005 and considers the internal controls and procedures of Pinnacle to have a material effect on our internal control over financial reporting. We are currently executing an extension of our Sarbanes-Oxley Act Section 404 compliance program to include Pinnacle's operations in fiscal 2006.

ITEM 9B.  OTHER INFORMATION

None.

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

The remainder of the response to this item is contained under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and in our Proxy Statement for our 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" all of which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the 2006 Proxy Statement under the captions "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2006 Proxy Statement under the caption "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Company's 2006 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees" and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

      -  Management's Report on Internal Control Over Financial Reporting
      -  Report of Independent Registered Public Accounting Firm
      -  Consolidated Statements of Operations for the years ended December
         31, 2005, 2004 and 2003
      -  Consolidated Balance Sheets as of December 31, 2005 and 2004
      - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003
      - Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
      -  Notes to Consolidated Financial Statements

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

3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on July 27, 2005).

3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form 10-Q as filed with the Commission on November 14, 2005).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.1 Specimen Certificate representing our Common Stock (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.2 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).

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

#10.4 1993 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

#10.5 1993 Director Stock Option Plan, as amended (incorporated by reference to our Proxy Statement as filed with the Commission on April 27, 1995).

#10.6 1994 Stock Option Plan, as amended (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.7 Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).

#10.8 1997 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 27, 1998).

#10.9 1997 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 14,
       1997).

#10.10 Amended and Restated Avid Technology, Inc. Non-Qualified Deferred
       Compensation Plan, as amended (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

#10.11 1998 Stock Option Plan (incorporated by reference to our Annual Report on
       Form 10-K as filed with the Commission on March 16, 2005).

#10.12 1998 Avid-Softimage Stock Option Plan (incorporated by reference to our
       Annual Report on Form 10-K as filed with the Commission on March 16,
       2005).

#10.13 Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16,
       2005).

#10.14 Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

#10.15 Avid Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-4 as filed with the Commission on April 29, 2005).

#10.16 Avid Technology, Inc. 2006 Bonus Plan. (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on December 13, 2005).

#10.17 Executive Employment Agreement between the Company and David A.
       Krall, dated as of July 24, 2002. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.18 Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

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

#10.31 Form of Nonstatutory Stock Option Grant Terms and Conditions
       (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.32 Form of Incentive Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.33 Form of Restricted Stock Unit Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 1, 2006).

#10.34 Form of Restricted Stock Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 1, 2006).

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

Date: March 7, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David A. Krall                    By: /s/ Paul J. Milbury
    -----------------------------             -------------------------------
    David A. Krall                            Paul J. Milbury

    President and Chief Executive Officer     Chief Financial Officer
    (Principal Executive Officer)             (Principal Financial and
                                               Accounting Officer)

Date: March 7, 2006                       Date: March 7, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                           TITLE                     DATE
      ----                           -----                     ----

/s/ David A. Krall                 Director                March 7, 2006
----------------------
David A. Krall

/s/ George Billings                Director                March 7, 2006
----------------------
George Billings

/s/ Elizabeth M. Daley             Director                March 7, 2006
----------------------
Elizabeth M. Daley

/s/ John Guttag                    Director                March 7, 2006
---------------------
John Guttag

/s/ Nancy Hawthorne                Director                March 7, 2006
---------------------
Nancy Hawthorne

/s/ Pamela F. Lenehan              Director                March 7, 2006
---------------------
Pamela F. Lenehan

/s/ Youngme Moon                   Director                March 7, 2006
----------------------
Youngme Moon

                             AVID TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2005

                                   ITEM 15(d)

                          FINANCIAL STATEMENT SCHEDULE

                              AVID TECHNOLOGY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                 Additions
                                          ----------------------
                               Balance at
                               beginning  Charged to  Charged to              Balance at
                                  of      costs and     other                   end of
         Description            period    expenses     accounts   Deductions    period
----------------------------------------------------------------------------------------
Allowance for doubtful accounts
      December 31, 2005           $4,132      $513    $2,361(a)   ($2,159)(b)    $4,847
      December 31, 2004            4,713       436       451(a)    (1,468)(b)     4,132
      December 31, 2003            6,237        10         -       (1,534)(b)     4,713


Sales returns and allowances
      December 31, 2005           $5,202         -   $17,517(c)   ($5,333)(e)   $17,386
      December 31, 2004            4,448         -     7,630(d)    (6,876)(e)     5,202
      December 31, 2003            4,377         -     6,669(d)    (6,598)(e)     4,448


Allowance for transactions with recourse
      December 31, 2005           $2,199      $240      $162(f)     ($759)(g)    $1,842
      December 31, 2004            3,270      (291)     (166)(f)     (614)(g)     2,199
      December 31, 2003            3,304       614       810(f)    (1,458)(g)     3,270


Deferred tax asset valuation allowance
      December 31, 2005         $140,785   ($9,180)  $50,516(h)         -      $182,121
      December 31, 2004          153,220     1,005         -      (13,440)(h)   140,785
      December 31, 2003          126,490    26,730         -            -       153,220

   (a) Amount represents allowance recorded in purchase accounting for accounts receivable acquired in business combinations and foreign exchange gains (losses).
   (b) Amount represents write-offs, net of recoveries.
   (c) Includes approximately $12.0 million recorded in purchase accounting for accounts receivable acquired in business combinations. The remaining portion is for provisions for sales returns and volume rebates charged directly against revenue.
   (d) Provisions for sales returns and volume rebates are charged directly against revenue.
   (e) Amount represents credits for returns, volume rebates and promotions.
   (f) A portion of the provision for transactions with recourse are charged directly against revenue.
   (g) Amount represents defaults, net of recoveries.
   (h) Amount represents an adjustment to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets and liabilities.

                                Index to Exhibits

Exhibit No.                           Description
----------                            -----------

2.1 Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage Inc. and Avid Technology, Inc. dated as of June 15, 1998 together with all material exhibits thereto (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on August 12, 1998).

3.1 Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 14, 2005).

3.2 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form 10-Q as filed with the Commission on November 14, 2005).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.1 Specimen Certificate representing our Common Stock (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

4.2 Common Stock Purchase Warrant dated August 3, 1998 by and between Avid Technology, Inc. and Microsoft Corporation (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 1998).

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

#10.4 1993 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1 as declared effective by the Commission on March 11, 1993).

#10.5 1993 Director Stock Option Plan, as amended (incorporated by reference to our Proxy Statement as filed with the Commission on April 27, 1995).

#10.6 1994 Stock Option Plan, as amended (incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on October 27, 1995).

#10.7 Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2003).

#10.8 1997 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 27, 1998).

#10.9 1997 Stock Incentive Plan, as amended (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 14,
       1997).

#10.10 Amended and Restated Avid Technology, Inc. Non-Qualified Deferred
       Compensation Plan, as amended (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 11, 2004).

#10.11 1998 Stock Option Plan (incorporated by reference to our Annual Report on
       Form 10-K as filed with the Commission on March 16, 2005).

#10.12 1998 Avid-Softimage Stock Option Plan (incorporated by reference to our
       Annual Report on Form 10-K as filed with the Commission on March 16,
       2005).

#10.13 Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16,
       2005).

#10.14 Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

#10.15 Avid Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-4 as filed with the Commission on April 29, 2005).

#10.16 Avid Technology, Inc. 2006 Bonus Plan. (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on December 13, 2005).

#10.17 Executive Employment Agreement between the Company and David A.
       Krall, dated as of July 24, 2002. (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

#10.18 Executive Employment Agreement between the Company and David Lebolt, dated as of July 24, 2002 (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 13, 2002).

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

#10.31 Form of Nonstatutory Stock Option Grant Terms and Conditions
       (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.32 Form of Incentive Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.33 Form of Restricted Stock Unit Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 1, 2006).

#10.34 Form of Restricted Stock Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on March 1, 2006).

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