Form 10-Q
period 2006-03-31
AVID TECHNOLOGY INC
filed 2006-05-10
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                             Yes X      No ____
                                ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer X     Accelerated Filer ____  Non-accelerated Filer ____
                       ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                             Yes ____   No X
                                          ---


The number of shares outstanding of the registrant's Common Stock as of April 24, 2006 was 42,239,625.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         a) Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 2006 and 2005................1

         b) Condensed Consolidated Balance Sheets (unaudited)
            as of March 31, 2006 and December 31, 2005........................2

         c) Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2006 and 2005................3

         d) Notes to Condensed Consolidated Financial Statements (unaudited)..4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................18

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk............30

ITEM 4.  Controls and Procedures..............................................31

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................32

ITEM 1A. Risk Factors.........................................................32

ITEM 6.  Exhibits.............................................................40

SIGNATURES....................................................................41

EXHIBIT INDEX.................................................................42

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                                 Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                 2006           2005
                                             -------------  -------------
Net revenues:
 Product                                        $194,022       $147,378
 Services                                         24,048         18,623
                                             -------------  -------------
  Total net revenues                             218,070        166,001
                                             -------------  -------------

Cost of revenues:
 Product                                          91,361         60,897
 Services                                         13,315         10,070
 Amortization of intangible assets                 5,080            281
                                             -------------  -------------
  Total cost of revenues                         109,756         71,248

                                             -------------  -------------
Gross profit                                     108,314         94,753
                                             -------------  -------------

Operating expenses:
 Research and development                         35,496         24,679
 Marketing and selling                            49,912         37,842
 General and administrative                       15,137         10,302
 Restructuring costs                               1,066              -
 In-process research and development                 310              -
 Amortization of intangible assets                 3,665          1,592
                                             -------------  -------------
    Total operating expenses                     105,586         74,415
                                             -------------  -------------

Operating income                                   2,728         20,338

Interest income                                    2,068            808
Interest expense                                     (98)           (94)
Other income (expense), net                            -            123
                                             -------------  -------------
Income before income taxes                         4,698         21,175

Provision for income taxes                         1,353          1,429
                                             -------------  -------------

Net income                                        $3,345        $19,746
                                             =============  =============

Net income per common share - basic                $0.08          $0.56

Net income per common share - diluted              $0.08          $0.53

Weighted-average common shares
 outstanding - basic                              42,137         34,987

Weighted-average common shares
 outstanding - diluted                            43,200         37,263


The accompanying notes are an integral part of the condensed consolidated financial statements

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                           March 31,          December 31,
                                                             2006                2005
                                                        ----------------    ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $147,838           $133,954
 Marketable securities                                          90,841            104,476
 Accounts receivable, net of allowances
  of $21,920 and $22,233 at March 31, 2006
  and December 31, 2005, respectively                          131,700            140,669
 Inventories                                                   100,717             96,845
 Current deferred tax assets, net                                  532                528
 Prepaid expenses                                               10,427              8,548
 Other current assets                                           15,160             16,657
                                                       ----------------    ---------------
  Total current assets                                         497,215            501,677

Property and equipment, net                                     38,036             38,563
Intangible assets, net                                         113,691            118,676
Goodwill                                                       404,424            396,902
Other assets                                                     6,055              6,228
                                                        ----------------    ---------------
  Total assets                                              $1,059,421         $1,062,046
                                                        ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                              $36,097            $43,227
 Accrued compensation and benefits                              25,654             27,841
 Accrued expenses and other current liabilities                 50,726             55,443
 Income taxes payable                                           14,168             13,027
 Deferred revenues                                              64,593             66,034
                                                       ----------------    ---------------
  Total current liabilities                                    191,238            205,572

Long-term liabilities                                           16,773             16,877
                                                        ----------------    ---------------
  Total liabilities                                            208,011            222,449
                                                        ----------------    ---------------

Contingencies (Note 8)

Stockholders' equity:
 Common stock                                                      423                421
 Additional paid-in capital                                    934,093            928,703
 Accumulated deficit                                           (85,450)          (88,795)
 Deferred compensation                                               -            (1,830)
 Accumulated other comprehensive income                          2,344              1,098
                                                        ----------------    ---------------
  Total stockholders' equity                                   851,410            839,597
                                                        ----------------    ---------------
  Total liabilities and stockholders' equity                $1,059,421         $1,062,046
                                                        ================    ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                         Three Months Ended March 31,
                                                                                            2006               2005
                                                                                      ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                    $3,345           $19,746
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                14,000             5,267
  Provision for doubtful accounts                                                                (972)              400
  In-process research and development                                                             310                 -
  Loss (gain) on disposal of fixed assets                                                         121               (55)
  Compensation expense from stock grants and options                                            4,506               842
  Equity in income of non-consolidated company                                                      -               (60)
  Changes in deferred tax assets and liabilities, excluding effects of acquisitions              (666)                -
  Changes in operating assets and liabilities, excluding effects of acquisitions:
   Accounts receivable                                                                         10,961               (80)
   Inventories                                                                                 (2,628)           (1,403)
   Prepaid expenses and other current assets                                                       90             2,334
   Accounts payable                                                                           (10,396)             (755)
   Income taxes payable                                                                         1,260               537
   Accrued expenses, compensation and benefits, and other liabilities                          (7,643)          (13,692)
   Deferred revenues                                                                           (1,977)            7,233
--------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     10,311            20,314
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                           (4,448)           (4,151)
 Payments for other long-term assets                                                              (50)             (280)
 Payments for business acquisitions, including transaction costs,
  net of cash acquired                                                                         (9,226)                -
 Purchases of marketable securities                                                            (8,462)          (27,132)
 Proceeds from sales of marketable securities                                                  21,912            19,411
--------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                           (274)          (12,152)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                                            (22)              (24)
 Proceeds from issuance of common stock under employee stock plans                              2,715             5,649
--------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      2,693             5,625
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                    1,154              (618)
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                      13,884            13,169
Cash and cash equivalents at beginning of period                                              133,954            79,058
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $147,838           $92,227
--------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION

ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly-owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2005 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2005 in its 2005 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax asset valuation allowances. Actual results could differ from those estimates.

On January 12, 2006, we completed the acquisition of Medea Corporation ("Medea"), a California-based provider of low cost storage solutions for real-time media applications. The results of operations of Medea have been included in the Company's results of operations since the acquisition date (see
Note 3).

2.  NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                         Three Months Ended March 31,
                                                             2006            2005
                                                         -----------     -----------
 Net income                                                  $3,345         $19,746
                                                         ===========     ===========

 Weighted-average common shares outstanding - basic          42,137          34,987
 Weighted-average potential common stock:
  Options                                                     1,036           2,012
  Restricted stock units                                          3               -
  Warrant                                                        24             264
                                                         -----------     -----------
 Weighted-average common shares outstanding - diluted        43,200          37,263
                                                         ===========     ===========

 Net income per common share - basic                          $0.08           $0.56
 Net income per common share - diluted                        $0.08           $0.53


Common stock equivalents that were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as follows, on a weighted-average basis (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2006        2005
                                                  ----------  ----------
   Options                                            2,136         350
   Restricted stock                                      15           -
                                                  ----------  ----------
  Total anti-dilutive common stock equivalents        2,151         350
                                                  ==========  ==========

3.  ACQUISITIONS

Medea

On January 12, 2006, Avid acquired all the outstanding shares of Medea Corporation, a California-based provider of low cost storage solutions for real-time media applications, for cash of $8.9 million plus transaction costs of $0.2 million. The Company performed a preliminary allocation of the total purchase price of $9.1 million to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. An additional $1.4 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. The total goodwill of $8.5 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Medea's RAID (Redundant Array of Independent Disks) storage solutions to its Professional Film, Video and Broadcast ("Professional Video") segment customers, is reported within the Professional Video segment and is not deductible for tax purposes. The results of operations of Medea have been included in the results of operations of the Company since the acquisition date.

The Company used the income approach to determine the value of the intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit, usually the cash flows discounted to present value, to be received over the life of the asset. The income approach typically uses a projection of revenues and expenses specifically attributed to the intangible asset to calculate a potential income stream which is then discounted using a rate of return that accounts for both the time value of money and risk factors. The weighted-average discount rate (or rate of return) used to determine the value of Medea's intangible assets was 19% and the effective tax rate used was 35%.

The amortizable identifiable intangible assets include developed technology of $2.7 million, customer relationships of $0.7 million, order backlog of $0.3 million and non-compete agreements of $0.1 million. The customer relationships, order backlog and non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of six years, one-half year and two years, respectively. Developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of two and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three years. Amortization expense for these intangibles totaled $0.5 million for the three months ended March 31, 2006 and accumulated amortization was $0.5 million at March 31, 2006. The allocation of $0.3 million to in-process research and development ("R&D") was expensed during the three months ended March 31, 2006.


Pinnacle

In August 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc. ("Pinnacle"), a supplier of digital video products to customers ranging from individuals to broadcasters. Under the terms of the agreement, Pinnacle common shareholders received 0.0869 of a share of Avid common stock plus $1.00 in cash for each share of Pinnacle common stock outstanding at the closing of the transaction. Avid paid $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs.

The Company has integrated Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, into its Professional Video segment and has formed a new Consumer Video segment that offers Pinnacle's consumer products, including Pinnacle Studio(TM) and other products.

During 2005, the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $123.1 million to identifiable intangible assets (including $32.3 million of in-process R&D), and the remaining $226.5 million to goodwill. During the first quarter of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventories; and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in the value of the net assets acquired and a corresponding decrease in goodwill.

The identifiable intangible assets, with the exception of the in-process R&D, which was expensed at the time of acquisition, are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted-average amortization period for these intangible assets in total is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful life. Amortization expense for these intangibles totaled $6.3 million for the three months ended March 31, 2006 and accumulated amortization was $18.9 million at March 31, 2006.

The goodwill of $225.4 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid Professional Video products. Of the total $225.4 million of goodwill, $89.5 million has been assigned to the Company's Professional Video segment and $135.9 million has been assigned to the Consumer Video segment. This goodwill is not deductible for tax purposes and will not be amortized for financial reporting purposes, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".


Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers, for cash of euro 4 million ($4.9 million) plus transaction costs of $0.2 million. The purchase price was allocated as follows:
($0.6 million) to net liabilities assumed, $1.2 million to identifiable intangible assets, $0.1 million to in-process R&D, and the remaining $4.4 million to goodwill. The identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangibles totaled $0.1 million for the three months ended March 31, 2006 and accumulated amortization was $0.3 million at March 31, 2006. The goodwill of $4.4 million, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company's Audio segment and is not deductible for tax purposes.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Wizoo of up to euro 1.0 million ($1.2 million), contingent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, will be recorded as additional purchase consideration, allocated to goodwill. As of March 31, 2006, one engineering milestone has been met and less than $0.1 million has been recorded as additional purchase price.


M-Audio

In August 2004, Avid completed the acquisition of Midiman, Inc. d/b/a M-Audio ("M-Audio"), a leading provider of digital audio and MIDI (Musical Instrument Digital Interface) solutions for musicians and audio professionals. Avid paid cash of $79.6 million, net of cash acquired, and issued stock and options with a fair value of $96.5 million. Avid also incurred $3.3 million of transaction costs. The total purchase price was allocated as follows: $13.5 million to net assets acquired, $5.5 million to deferred compensation, $38.4 million to identifiable intangible assets and the remaining $122.0 million to goodwill. During the quarter ended December 31, 2005, the goodwill was reduced by $1.2 million to $120.8 million due to the resolution of tax contingencies.

The identifiable intangible assets include customer relationships valued at $28.0 million, completed technology valued at $4.5 million, a trade name valued at $4.7 million and a non-compete covenant valued at $1.2 million, which are being amortized over their estimated useful lives of twelve years, four years, six years and two years, respectively. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid's Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $1.2 million and $1.2 million for the three-month periods ended March 31, 2006 and 2005, respectively, and accumulated amortization of these intangible assets was $7.8 million at March 31, 2006


Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of euro 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The purchase price was allocated as follows:
$1.0 million to net assets acquired, $4.7 million to an identifiable intangible asset, and the remaining $2.0 million to goodwill. During the quarter ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB. During the quarter ended September 30, 2005, the Company paid approximately euro 1.1 million ($1.4 million) of additional purchase consideration and recorded a corresponding increase to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $0.2 million and $0.2 million for the three -month periods ended March 31, 2006 and 2005, respectively, and accumulated amortization of this asset was $1.5 million at March 31, 2006.


NXN Software GmbH

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of euro 35 million ($43.7 million) less cash acquired of $0.8 million. The total purchase price was allocated as follows: ($1.0 million) to net liabilities assumed, $7.2 million to identifiable intangible assets and the remaining $38.8 million to goodwill. During the year ended December 31, 2004, the goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN.

The identifiable intangible assets include completed technology valued at $4.3 million, customer relationships valued at $2.1 million, and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years, and six years, respectively. Amortization expense relating to these intangibles was $0.3 million and $0.3 million for the three-month periods ended March 31, 2006 and 2005, respectively, and accumulated amortization of these assets was $2.2 million at March 31, 2006.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Medea, Pinnacle, Wizoo, M-Audio, Avid Nordic and NXN have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three-month period ended March 31, 2005 as if the acquisition of Pinnacle had occurred at the beginning of 2005. The Company's pro forma results of operations giving effect to the Medea and Wizoo acquisitions as if each had occurred at the beginning of 2005 is not included as it would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2005, or of future results.

                                           Three Months Ended
                                             March 31, 2005
                                         ---------------------
   (In thousands, except per share data)
   Net revenues                                      $231,205

   Net loss                                          ($21,058)

   Net loss per share:
    Basic                                              ($0.51)

    Diluted                                            ($0.51)

Included in the pro forma net income reported above for the three-month period ended March 31, 2005 is a charge of $32.3 million for in-process research and development related to the Pinnacle acquisition.

4.  ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following (in thousands):

                                               March 31,      December 31,
                                                 2006            2005
                                             -------------   -------------
  Accounts receivable                           $153,620        $162,902
  Less:
  Allowance for doubtful accounts                 (3,724)         (4,847)
  Allowance for sales returns and rebates        (18,196)        (17,386)
                                             -------------   -------------
                                                $131,700        $140,669
                                             =============   =============

The allowance for doubtful accounts represents a reserve for estimated bad debt losses resulting from the inability of customers to make required payments for products or services. When evaluating the adequacy of this allowance, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. The allowance for sales returns and rebates, which includes allowances for estimated returns, exchanges and credits for price protection, are provided as a reduction of revenues in the same period that related revenues are recorded, based upon the Company's historical experience. To date, actual returns and other allowances have not differed materially from management's estimates.

The accounts receivable and deferred revenue balances as of March 31, 2006 and December 31, 2005 are net of approximately $17 million and $14 million, respectively, which represent amounts for large solution sales that have been invoiced but for which revenue had not been earned and payment was not due.

5.  INVENTORIES

Inventories consist of the following (in thousands):

                                    March 31,      December 31,
                                      2006             2005
                                 --------------   --------------
          Raw materials                $34,815          $26,878
          Work in process               10,509           13,040
          Finished goods                55,393           56,927
                                 --------------   --------------
                                      $100,717          $96,845
                                 ==============   ==============

As of March 31, 2006 and December 31, 2005, the finished goods inventory included inventory at customer locations of $8.8 million and $8.9 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

6.  LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

                                           March 31,      December 31,
                                             2006             2005
                                        --------------   --------------
 Long-term deferred tax liability             $10,186           $9,372
 Long-term deferred rent                        3,436            3,644
 Long-term accrued restructuring                3,151            3,861
                                        --------------   --------------
                                              $16,773          $16,877
                                        ==============   ==============

7.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock, generally at the market price on the date of grant. Certain plans allow for options to be granted at below market price under certain circumstances, although this is typically not the Company's practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of March 31, 2006, 2,655,162 shares of common stock remain available for future grant as stock options under the Company's stock-based compensation plans, including 2,313,671 shares that may alternatively be issued as grants of restricted stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, the Company is required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company is also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the market price of the Company's common stock at the date of grant. When the exercise price of stock options granted to employees was less than the market price of the Company's common stock at the date of grant, the Company recorded the difference multiplied by the number of shares under option as deferred compensation, which was amortized over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of the Company's common stock at the date of grant and was amortized over the period in which the restrictions lapsed. In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the three-month period ended March 31, 2005 (in thousands, except per share data):

                                                  Three Months Ended
                                                     March 31, 2005
                                                  -------------------

   Net income as reported                                   $19,746

   Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                   842

   Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method for all
   awards, net of related tax effects                        (4,820)
                                                  -------------------

   Pro forma net income                                     $15,768
                                                  ===================

   Net income per share:
    Basic-as reported                                         $0.56

    Basic-pro forma                                           $0.45

    Diluted-as reported                                       $0.53

    Diluted-pro forma                                         $0.43


Beginning with the three-month period ended March 31, 2006, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.5 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio, and the issuance of restricted stock and restricted stock units, was included in the following captions in our condensed consolidated statement of operations for the three months ended March 31, 2006 (in thousands):

                                             Three Months Ended
                                               March 31, 2006
                                             -------------------

    Cost of product revenues                              $139
    Cost of services revenues                              219
    Research and development expense                     1,335
    Marketing and selling expense                        1,303
    General and administrative expense                   1,510
                                             -------------------
                                                        $4,506
                                             ===================

As permitted under SFAS No. 123 and SFAS 123(R), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average of the key assumptions and fair value results for stock options granted during the three-month periods ended March 31, 2006 and 2005:

                                                     Three Months Ended
                                                          March 31,
                                                     ---------------------
                                                       2006       2005
                                                     ---------- ----------
 Expected dividend yield                                0.0%       0.0%
 Risk-free interest rate                               4.59%      3.88%
 Expected volatility                                   34.9%      51.0%
 Expected life (in years)                               4.22       4.10
 Weighted-average fair value of options granted       $16.77     $28.62


The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by the Company has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company's stock. The Company believes that using a forward-looking market driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock. The risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Based on the Company's historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated cost for the three-month period ended March 31, 2006. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

Information with respect to options granted under all stock option plans is as follows:

                                                       Three Months Ended March 31, 2006
                                             ---------------------------------------------------------
                                                            Weighted-     Weighted-       Aggregate
                                                             Average       Average        Intrinsic
                                                Shares       Exercise     Remaining         Value
                                                              Price      Contractual    (in thousands)
                                                                            Term
                                             ------------   ----------   ------------   --------------
Options outstanding at December 31, 2005       4,220,174       $36.65

Granted                                           67,400       $47.86
Exercised                                       (142,083)      $16.51
Forfeited                                        (78,832)      $39.28
Canceled                                          (7,449)      $59.51
                                             ------------

Options outstanding at March 31, 2006          4,059,210       $37.45           7.50          $43,791
                                             ============

Options vested and expected to vest at
March 31, 2006                                 3,900,478       $37.11           7.44          $43.257
                                             ============

Options exercisable at March 31, 2006          2,245,672       $33.94           6.66          $33,744
                                             ============

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $3.9 million. Cash received from the exercise of stock options for the three months ended March 31, 2006 was $2.3 million. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises for the three months ended March 31, 2006, due to the full valuation allowance on the Company's U.S. deferred tax assets.

The following table summarizes the status of the Company's non-vested restricted stock units as of December 31, 2005, and changes during the three months ended March 31, 2006:

                                                   Non-Vested Restricted Stock Units
                                     --------------------------------------------------------------
                                                   Weighted-     Weighted-Average       Aggregate
                                                   Average          Remaining           Intrinsic
                                       Shares      Grant-Date   Recognition Period        Value
                                                   Fair Value                         (in thousands)
                                     -----------   ----------   -------------------   -------------
 Non-vested at December 31, 2005              -           -

 Granted                                207,757      $47.01
 Vested                                       -           -
 Forfeited                                  (67)      47.01
                                     -----------

 Non-vested at March 31, 2006           207,690      $47.01                  3.94          $9,024
                                     ===========

The following table summarizes the status of the Company's non-vested restricted stock as of December 31, 2005, and changes during the three months ended March 31, 2006:

                                                   Non-Vested Restricted Stock
                                  --------------------------------------------------------------
                                                Weighted-     Weighted-Average       Aggregate
                                                Average          Remaining           Intrinsic
                                    Shares      Grant-Date   Recognition Period        Value
                                                Fair Value                         (in thousands)
                                  -----------   ----------   -------------------   -------------
Non-vested at December 31, 2005       15,000       $56.72

Granted                                8,618        47.01
Vested                                     -            -
Forfeited                                  -            -
                                  -----------

Non-vested at March 31, 2006          23,618       $53.18                  3.10          $1,026
                                  ===========

As of March 31, 2006, there was $36.7 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans. This cost will be recognized over the next four years. We expect this amount to be amortized as follows: $13.0 million during the remainder of 2006, $12.1 million in 2007, and $11.6 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.48 years.

The Company's 1996 Employee Stock Purchase Plan, as amended through May 25, 2003, authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of March 31, 2006, 319,931 shares remain available for issuance under this plan. Based on the plan design, the Company's 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

8.  CONTINGENCIES

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

In April 2005, Avid was notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a petition against a subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second petition with the KFTC on October 17, 2005 alleging the same unfair trade practices as those set forth in the former KFTC petition. On January 13, 2006, Avid filed its response to the second KFTC petition denying Neat's allegations. On February 16, 2006, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging unfair trade practices. In the civil action, Neat is seeking approximately $1.7 million in damages, plus interest and attorneys fees. The Company has filed answers to the complaint denying Neat's allegations. Avid believes that Neat's claims are without merit and intends to vigorously defend the claim in these actions. Avid cannot predict the outcome of these actions at this time and, accordingly, no costs have been accrued for any possible loss contingency.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of March 31, 2006, of $3.5 million, subject to an annual reduction of approximately $0.8 million, but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of March 31, 2006, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2006 and December 31, 2005, Avid's maximum recourse exposure totaled approximately $13.5 million and $13.0 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates compared to the funded amount outstanding at period end. At both March 31, 2006 and December 31, 2005, the Company's accrual for estimated losses was $1.8 million.

Avid provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company's products is generally 90 days to one year, but can extend up to five years depending on the manufacturer's warranty or local law.

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                             Three Months Ended March 31,
                                                 2006             2005
                                            --------------   -------------
 Accrual balance at beginning of period            $6,190          $2,261

 Accruals for product warranties                    1,165           1,074
 Cost of warranty claims                           (1,084)           (948)
                                            --------------   -------------
 Accrual balance at end of period                  $6,271          $2,387
                                            ==============   =============

The $3.9 million product warranty accrual increase from 2005 to 2006 is primarily the result of $3.3 million of acquired Pinnacle warranty accruals.

9.  COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income, the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):

                                                Three Months Ended
                                                    March 31,
                                              -----------------------
                                                 2006        2005
                                              ----------- -----------
  Net income                                     $3,345     $19,746
  Net changes in:
   Foreign currency translation adjustmen         1,330      (1,263)
   Unrealized gains (losses) on securities          (84)         62
                                              ----------- -----------
  Total comprehensive income                     $4,591     $18,545
                                              =========== ===========


10.  SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units, each of which offers various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Professional Film, Video and Broadcast; Audio; and Consumer Video. The following is a summary of the Company's operations by reportable segment (in thousands):

                                                Three Months Ended
                                                     March 31,
                                             --------------------------
                                                 2006          2005
                                             -------------  -----------
  Professional Film, Video and Broadcast:
        Net revenues                            $116,200      $104,485
        Operating income (loss)                   10,111        15,115

  Audio:
        Net revenues                             $72,747       $61,516
        Operating income (loss)                    9,592         7,867

  Consumer Video:
        Net revenues                             $29,123             -
        Operating income (loss)                   (2,419)            -

  Combined Segments:
        Net revenues                            $218,070      $166,001
        Operating income (loss)                   17,284        22,982

Certain expenses are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three-month periods ended March 31, 2006 and 2005 (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                              2006         2005
                                                           ----------  -----------

Total operating income for reportable segments               $17,284      $22,982
 Unallocated amounts:
   Restructuring costs                                        (1,066)           -
   Stock-based compensation                                   (4,435)        (771)
   In-process research and development                          (310)           -
   Amortization of acquisition-related intangible assets      (8,745)      (1,873)
                                                           ----------  -----------
Consolidated operating income                                 $2,728      $20,338
                                                           ==========  ===========

11.  RESTRUCTURING COSTS AND ACCRUALS

In March 2006, the Company implemented a restructuring program within the Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling and research and development functions, were notified that their employment would be terminated. The program was the result of an examination of the business by management to identify areas in which changes in the organizational structure were needed to better support the way business is now being conducted. In connection with this action, the Company recorded a charge of $1.1 million. Payments to the employees are expected to be completed during 2006.

In December 2005, the Company implemented a restructuring program under which the employment of 20 employees worldwide was terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, the Company recorded charges of $0.8 million for employee terminations and $0.5 million for continuing rent obligations on excess space vacated, net of potential sublease income.

Also during 2005, the Company recorded a charge of $1.8 million in connection with a revised estimate of the lease obligation associated with a facility that was vacated as part of a restructuring plan in 1999. The revision was necessary due to one of the subtenants in the facility giving notice of their intention to discontinue their sublease. The lease extends through September 2010.

The Company recorded these charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for an operating lease that is not terminated based on the estimated remaining lease rental costs, measured at its fair value on a discounted cash flow basis, when the entity ceases using the rights conveyed by the operating lease. That amount is reduced by any estimated sublease rentals, regardless of whether the entity intends to enter into a sublease. Future changes in the fair value of the Company's obligations are recorded through operating expenses. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company's statement of operations in the period when such changes are known.

In connection with the August 2005 Pinnacle acquisition, the Company recorded accruals of $14.4 million in 2005, the components of which are disclosed in the table below, related to severance agreements and lease or other contract terminations in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". Such amounts recorded in connection with the Pinnacle acquisition are reflected in the purchase price allocation for the acquisition and any adjustments to the accruals are recorded as adjustments to goodwill (see Note 3) and are not recorded in the Company's statement of operations.

The following table sets forth the activity in the restructuring and other costs accruals for the three months ended March 31, 2006 (in thousands):

                                                         2006 and Prior      Pinnacle Acquisition
                                                         Restructurings         Restructuring
                                                                                 Liabilities
                                                      ---------------------  ---------------------
                                                       Employee  Facilities  Employee  Facilities
                                                       Related    Related    Related    Related      Total
                                                      ---------------------  --------------------- ----------
Accrual balance at December 31, 2005                       $129    $4,467      $2,976     $2,785     $10,357

Restructuring charge                                      1,134         -           -          -       1,134
Revisions of estimated liabilities                          (68)        -        (523)      (394)       (985)
Cash payments for employee-related charges                  (61)        -        (577)         -        (638)
Cash payments for facilities, net of sublease income          -      (387)          -       (607)       (994)
Foreign exchange                                             16        15          45         26         102
                                                      ---------------------  --------------------- ----------
Accrual balance at March 31, 2006                        $1,150    $4,095      $1,921     $1,810      $8,976
                                                      =====================  ===================== ==========

The facilities-related accruals at March 31, 2006 represent estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payments against the amount accrued, extend through 2011 unless the Company is able to negotiate earlier terminations.

The employee-related accruals at March 31, 2006 represent cash payments to be made in 2006 to former employees and are the result of restructuring actions taken in 2006 and 2005.

The $9.0 million total restructuring and other costs accruals at March 31, 2006, consists of $5.8 million recorded in accrued expenses and other current liabilities and $3.2 million recorded in long-term liabilities. The $10.4 million total restructuring and other costs accruals at December 31, 2005, consists of $6.5 million recorded in accrued expenses and other current liabilities and $3.9 million recorded in long-term liabilities.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Standards Accounting Board, or FASB, issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment to FASB Statements No. 133 and 140.
SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event", which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon occurrence of a contingent event. The guidance in this FSP shall be applied upon initial adoption of SFAS 123(R) or the first reporting period beginning after the date of adoption, whichever is later. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position ("FSP") for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. The Company expects to complete its evaluation by December 31, 2006.

In June 2005, the FASB issued FSP No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations", or FSP 143-1, which provides guidance on the accounting for obligations associated with the European Union, or EU, Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. The Company is in the process of registering with the member countries, as appropriate, and is still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. Avid will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on the Company's financial position or results of operations when guidance is issued by each member country.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes" and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for Avid for accounting changes made on or after January 1, 2006; however, this standard does not change the transition provisions of any existing accounting pronouncements. The Company's financial position or results of operations will only be impacted if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Avid adopted SFAS No. 151 on January 1, 2006. Adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

13.  SUBSEQUENT EVENT

On April 13, 2006, the Company acquired all the outstanding shares of Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment, for cash consideration of approximately $12.5 million.

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

        Make Media. Our products help every class of user create and use video and audio assets, from the home user to the feature film professional. Our Professional Film, Video and Broadcast, or Professional Video, segment offers innovative video and film editing systems, as well as 3D and special-effects software. These products enable professionals, and aspiring professionals, in the post-production and broadcast markets to manipulate moving pictures and sound in fast, easy, creative and cost-effective ways. Our Audio segment offers consumer and professional digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media and web development. These systems are based upon proprietary audio hardware, software and control surfaces, and allow users to record, edit, mix, process and master audio in an integrated manner. Our Consumer Video segment offers products for home video editing and TV viewing. Our home video editing products allow users to create, edit and share video content more easily and effectively, while our TV viewing products allow consumers to view, record and time shift television programming on their computers.

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

        Recently, we have focused on expanding and enhancing our product lines and increasing revenues through both acquisitions and the internal development of products. As part of this strategy, we made the following acquisitions in 2005 and 2006.

       o On April 13, 2006, we acquired Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment.

       o   On January 12, 2006, we acquired Medea Corporation, a
           California-based provider of low cost storage solutions for real-time media applications. The acquisition of Medea will allow us to provide high performance, low cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers.

       o In August 2005, we acquired California-based Pinnacle Systems, Inc., a supplier of digital video products to customers ranging from hobbyists to broadcasters. The acquisition of Pinnacle has allowed us to expand our offerings within our Professional Video segment through the integration of Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, into that segment. We also created a new Consumer Video segment which offers Pinnacle's consumer products, including Pinnacle Studio(TM) and other products.

       o In August 2005, we also acquired Wizoo Sound Design GmbH, a Germany-based provider of virtual instruments for music producers and sound designers. Wizoo's products have been and will continue to be sold through our Audio segment. Wizoo technology is also being integrated into other Avid Audio product offerings to expand features and functionality.

        Total net revenues for the first quarter of 2006 were $218.1 million, an increase of $52.1 million, or 31.4%, compared to the first quarter last year. Approximately 90% of this increase represents net revenues from Pinnacle, which was acquired in the third quarter of 2005. Net income for the first quarter of 2006 was $3.3 million, a decrease of $16.4 million, or 83.1%, from the same period last year. However, $4.0 million of this decrease was the direct result of the adoption of Statement of Financial Standards, or SFAS, No. 123 (revised
2004), "Share-Based Payment", or SFAS 123(R), on January 1, 2006, which requires the recognition of fair value expense for all stock-based compensation awards. Net income for the first quarter of 2006 also included $8.7 million of amortization expense and $1.1 million of restructuring costs, compared to $1.9 million of amortization expense and no restructuring expense for the same period last year. Our operating activities continue to generate positive cash flow with cash of $10.3 million provided by operating activities in the first quarter of 2006.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note B of the Notes to Consolidated Financial Statements in our 2005 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, stock-based compensation and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies, except stock-based compensation, may by found in our 2005 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates." The critical accounting policy for stock-based compensation, which follows, is being added as of this report as a result of the adoption of SFAS 123(R) on January 1, 2006.

Stock-Based Compensation

        During the first quarter of 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with SFAS No. 123 (revised
2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123.

        Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and non-employee directors in fixed amounts and with fixed exercise prices at least equal to the market price of our common stock at the date of grant. When the exercise price of stock options granted to employees was less than the market price of our common stock at the date of grant, we recorded the difference multiplied by the number of shares under option as deferred compensation, which was amortized over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of our common stock at the date of grant and was amortized over the period in which the restrictions lapsed. We reversed deferred compensation associated with unvested restricted stock upon the cancellation of shares for terminated employees.

        In anticipation of the adoption of SFAS 123(R), on October 26, 2005, our Board of Directors approved a partial acceleration of the vesting of all outstanding options to purchase our common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of our common stock, par value $0.01 per share, with an exercise price of $65.81 per share, including options to purchase 157,624 shares of our common stock held by our executive officers. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these out-of-the money options in our future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in our statements of operations had the vesting of these options not been accelerated is approximately $4.4 million.

        As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our stock. We believe that using a forward-looking market driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and models the pattern of aggregate exercises. Based on our historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated cost for the three-month period ending March 31, 2006. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS 123(R) is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 7 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our adoption of SFAS 123(R).

        During the first quarter of 2006, we granted restricted stock units, rather than stock options, as part of our annual stock-based compensation plan. We also granted restricted stock and stock options to new hires and for other purposes. In the future, as determined by our continued analysis, we may grant either stock awards, options, or other equity based instruments allowed by our stock based compensation plans, or a combination thereof, as part of our overall compensation strategy.


RESULTS OF OPERATIONS

Net Revenues

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing systems and related peripherals, licensing of software and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Discrete financial information is available for each business unit and the operating results of these business units are evaluated regularly to make decisions regarding the allocation of resources and to assess performance. As such, these business units represent our reportable segments under Statement of Financial Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        Our Professional Video segment produces tools for digital non-linear editing and finishing, data storage, digital asset management and on-air graphics to improve the productivity of video and film editors and broadcasters by enabling them to manipulate moving pictures and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos and corporate and consumer videos. Our Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and mixing. This segment also includes our M-Audio product family acquired in August 2004. Our Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content including video, photographs and audio. This segment is comprised of specific product lines acquired as part of our acquisition of Pinnacle.

        The following is a summary of our net revenues by segment for the three-month periods ended March 31, 2006 and 2005:

                                         Three Months Ended March 31,
                      -----------------------------------------------------------------------
                                             (dollars in thousands)
                                     % of                     % of
                         2006     Consolidated    2005     Consolidated             %Change
                          Net         Net          Net         Net                    in
                       Revenues     revenues     Revenues    revenues     Change    Revenues
                      ----------- ------------ ----------- ------------ ---------- ----------
Professional Video
  Product Revenues:      $92,741       42.5%      $86,140       51.9%      $6,601       7.7%
  Service Revenues:       23,459       10.8%       18,345       11.0%       5,114      27.9%
                      ----------- ------------ ----------- ------------ ----------
       Total             116,200       53.3%      104,485       62.9%      11,715      11.2%
                      ----------- ------------ ----------- ------------ ----------

Audio
  Product Revenues:       72,158       33.1%       61,238       36.9%      10,920      17.8%
  Service Revenues:          589        0.3%          278        0.2%         311     111.9%
                      ----------- ------------ ----------- ------------ ----------
       Total              72,747       33.4%       61,516       37.1%      11,231      18.3%
                      ----------- ------------ ----------- ------------ ----------

Consumer Video
  Product Revenues:       29,123       13.3%            -          -       29,123     100.0%
                      ----------- ------------ ----------- ------------ ----------
       Total              29,123       13.3%            -          -       29,123     100.0%
                      ----------- ------------ ----------- ------------ ----------

Total Net Revenues:     $218,070      100.0%     $166,001      100.0%     $52,069      31.4%
                      =========== ============ =========== ============ ==========

        Our acquisition of Pinnacle accounted for $15.4 million of Professional Video product revenues during the three-month period ended March 31, 2006. This was partially offset by decreased revenues for editing and finishing products, which were primarily the result of lower average selling prices in the current quarter compared to strong results in the first quarter of 2005. Average selling prices reflect the impact of price changes and discounting, changes in the mix of products sold (high- or low-end), and the impact of changes in foreign currency exchange rates. We expect sales to broadcast customers will be an area of continued revenue growth in the future.

        Service revenues consist primarily of maintenance contracts, installation services and training. Professional video services revenues resulting from the Pinnacle acquisition were $3.2 million for the three-month period ended March 31, 2006. The remaining increase in Professional Video service revenues was primarily due to increases in maintenance contracts sold on our products. Professional services, such as installation services provided in connection with large broadcast news deals, also increased.

        The increase in revenues for our Audio segment was the result of increased revenues from Digidesign's Control Surfaces and Live Sound Mixing Consoles product lines, as well as increased sales of M-Audio products.

        The Consumer Video segment was formed in the third quarter of 2005 with our acquisition of Pinnacle; therefore, there is no comparable data for the first quarter of 2005. All of the revenues for the three-month period ended March 31, 2006 represent revenue from the Pinnacle consumer business acquired in August 2005. Net revenues for the Consumer Video segment for the third and fourth quarters of 2005 were $18.5 million and $40.6 million, respectively. The decline in revenues from the fourth quarter of 2005 to the first quarter of 2006 is partially due to seasonality of our Consumer Video products, whose revenues typically peak in the fourth quarter of the year, as well as the residual impact of quality issues surrounding the introduction of Pinnacle Studio version 10.

        Net revenues derived through indirect channels were 73% and 66% for the three-month periods ended March 31, 2006 and 2005, respectively. This increase in indirect selling was due primarily to the acquisition of Pinnacle, whose consumer products are sold almost exclusively through indirect channels.

        For the three-month period ended March 31, 2006, international sales accounted for 57% of our net revenues compared to 56% for the same period in 2005. International sales increased by $30.7 million or 32.9% for the three months ended March 31, 2006 compared to the corresponding 2005 period. This increase in international sales occurred in Europe, Asia and Canada.

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

        The following is a summary of our cost of revenues and gross margin percentages for the three-month periods ended March 31, 2006 and 2005:

                                                Three Months Ended March 31,
                            ---------------------------------------------------------------------------
                                                   (dollars in thousands)
                                                          % of Net
                                       % of Net                                               Gross
                                       Related     Gross               Related    Gross       Margin
                              2006     Revenues   Margin %    2005     Revenues   Margin %   % Change
                            --------- ---------- ---------- --------- ---------- ---------- -----------
Product Cost of Revenues     $91,361      47.1%      52.9%   $60,897      41.3%      58.7%       (5.8%)
Services Cost of Revenues     13,315      55.4%      44.6%    10,070      54.1%      45.9%       (1.3%)
Amortization of Technology     5,080       2.6%         -        281       0.2%         -           -
                            ---------                       ---------
      Total                 $109,756      50.3%      49.7%   $71,248      42.9%      57.1%       (7.4%)
                            =========                       =========

        The decrease in the product gross margin percentage for the three-month period ended March 31, 2006, as compared to the same period in 2005, primarily reflects changes in product mix largely due to the acquisition of Pinnacle, as well as an unfavorable impact of foreign currency exchange rates on revenues which are typically denominated in the currency of the customer while a significant percentage of the costs are denominated in U.S. dollars, reduced product pricing due to competitive pressures, and an increased number of sales promotions, which were partially offset by increased volumes.

        The service gross margin decrease for the three-month period ended March 31, 2006, as compared to the same period in 2005, primarily reflects the impact of the Pinnacle acquisition which has lower services gross margins, partially offset by increased services revenue. Amortization of technology included in costs of sales primarily represents the amortization of developed technology assets resulting from the August 2005 Pinnacle acquisition.

Costs and Expenses

        Beginning with the three-month period ended March 31, 2006, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.5 million for the three months ended March 31, 2006, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio, and the issuance of restricted stock and restricted stock units, and stock-based compensation expense of $0.9 million for the three months ended March 31, 2005, resulting from the acquisition of M-Audio and the issuance of restricted stock, was included in the following captions in our condensed consolidated statement of operations (in thousands):


                                             Three Months Ended
                                                 March 31,
                                            --------------------
                                              2006       2005
                                            ---------   --------

    Cost of product revenues                   $ 139       $  -
    Cost of services revenues                    219          -
    Research and development expense           1,335         83
    Marketing and selling expense              1,303        235
    General and administrative expense         1,510        524
                                            ---------   --------
                                             $ 4,506      $ 842
                                            =========   ========

        As of March 31, 2006, there was $36.7 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans. This cost will be recognized over the next four years. We expect this amount to be amortized as follows: $13.0 million during the remainder of 2006, $12.1 million in 2007, and $11.6 million thereafter. See Note 7 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the three-month period ended March 31, 2005.

Research and Development

                                    Three Months Ended March 31,
                            -----------------------------------------------
                                        (dollars in thousands)
                               2006        2005
                             Expenses    Expenses      Change     % Change
                            ----------- ------------ ----------- -----------

Research and Development:      $35,496      $24,679    $10,817       43.8%

Percentage of Net Revenues:      16.3%        14.9%       1.4%

        Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses. For the three-month period ended March 31, 2006, the increase in research and development expenditures was primarily due to an increase in personnel-related costs and facilities costs, particularly related to the acquisition of Pinnacle in August 2005. We also incurred increased stock-based compensation expense of $1.3 million as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in research and development expense as a percentage of revenues relates to the increase in stock-based compensation in 2006 as well as to the other spending increases noted above.

Marketing and Selling

                                        Three Months Ended March 31,
                              -----------------------------------------------
                                            (dollars in thousands)
                                 2006        2005
                               Expenses    Expenses      Change     % Change
                              ----------- ------------ ----------- -----------

Marketing and Selling            $49,912      $37,842    $12,070       31.9%

Percentage of Net Revenues:        22.9%        22.8%       0.1%

        Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, and facilities costs. For the three-month period ended March 31, 2006, the increase in marketing and selling expenses, as compared to the same period last year, was primarily due to higher spending for advertising, trade shows and other marketing programs, as well as higher personnel-related costs, including salaries and related taxes, benefits, and commissions, in large part due to the acquisition of Pinnacle in August 2005. We also spent more on consulting and other outside services during the three-month period ended March 31, 2006 as compared to the corresponding period in 2005. We also incurred increased stock-based compensation expense of $1.1 million as a result of the adoption of SFAS 123(R) on January 1, 2006.

General and Administrative

                                       Three Months Ended March 31,
                              -----------------------------------------------
                                           (dollars in thousands)
                                 2006        2005
                               Expenses    Expenses      Change     % Change
                              ----------- ----------- ------------ -----------

General and Administrative       $15,137      $10,302     $4,835       46.9%

Percentage of Net Revenues:         6.9%         6.2%       0.7%

        General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs. For the three-month period ended March 31, 2006, the increase in general and administrative expenditures was primarily due to higher personnel-related costs, as well as higher facilities-related costs and depreciation, all primarily resulting from our acquisition of Pinnacle in August 2005. We also incurred increased stock-based compensation expense of $1.0 million as a result of the adoption of SFAS 123(R) on January 1, 2006.

Restructuring and Other Costs

        In March 2006, we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling and research and development functions, were notified that their employment would be terminated. The program was the result of an examination of the business by management to identify areas in which changes in the organizational structure were needed to better support the way business is now being conducted. In connection with this action, we recorded a charge of $1.1 million. The estimated annual cost savings expected to result from this restructuring action totals approximately $2.9 million.

In-process Research and Development

        During the three months ended March 31, 2006, we recorded an in-process research and development, or R&D, charge of $0.3 million related to the acquisition of Medea. This in-process R&D represents product development efforts that were underway at Medea at the time of acquisition, for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. Upon the acquisition, Medea did not have a completed product design or working model for the in-process technology and we believe that there is no future alternative use for such technology beyond the stated purpose of the specific R&D project; therefore the in-process R&D of $0.3 million was expensed during the three months ended March 31, 2006.

        The key assumptions used in the valuation consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release, and a risk-adjusted discount rate. The discount rate considers risks such as delays to bring the products to market and competitive pressures. The valuation of Medea in-process R&D used a discount rate of 20%.

Amortization of Acquisition-Related Intangible Assets

                                        Three Months Ended March 31,
                                    -------------------------------------
                                            (dollars in thousands)
                                       2006         2005       Change
                                    ------------ ----------- ------------

Amortization of Intangible Assets:       $8,745      $1,873      $6,872

Percentage of Net Revenues:                4.0%        1.1%        2.9%

        Included in amortization of intangible assets for the three-month periods ended March 31, 2006 and 2005, is $5.1 million and $0.3 million, respectively, for amortization of developed technology which is recorded within cost of revenues. Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method, with the exception of developed technology for Pinnacle. Pinnacle developed technology is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, or the straight-line method over each product's remaining respective useful lives. The increase in amortization expense for the three-month period ended March 31, 2006 reflects acquisitions that occurred during 2005 and in the first quarter of 2006 as discussed below.

        For our Medea acquisition, we performed an allocation of the $9.1 million purchase price to the acquired net tangible and intangible assets based on their fair values as of the consummation of the acquisition. As part of the purchase accounting allocation, we recorded $3.8 million of amortizable identifiable intangible assets, consisting of completed technology, customer relationships, non-compete covenants and order backlog.

        For our Pinnacle acquisition, we performed an allocation of the total Pinnacle purchase price of $441.4 million to the acquired net tangible and intangible assets based on their fair values as of the consummation of the acquisition. The determination of these fair values included management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. As part of the purchase accounting allocation, we recorded $90.8 million of amortizable identifiable intangible assets, consisting of completed technologies, customer relationships and trade names.

Other Income (Expense), Net

                                Three Months Ended March 31,
                            -------------------------------------
                                   (dollars in thousands)
                               2006        2005        Change
                            ----------- ------------ -----------

Other Income (Expense), Net:    $1,970         $837     $1,133

Percentage of Net Revenues:       0.9%         0.5%       0.4%

        Other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

        The increase in other income and expense, net for the three-month period ended March 31, 2006 was primarily due to increased interest income earned on higher average cash and marketable securities balances.

Provision for Income Taxes, Net

                                      Three Months Ended March 31,
                                   -----------------------------------
                                          (dollars in thousands)
                                      2006        2005        Change
                                   ----------- ------------ -----------


Provision for income taxes, net        $1,353       $1,429      ($76)

As a percentage of net revenues          0.6%         0.9%     (0.3%)

        Our effective tax rate was 29% and 7% for the three-month periods ended March 31, 2006 and 2005, respectively. The tax provisions for the three-month periods ended March 31, 2006 and 2005 were substantially comprised of taxes payable by our foreign subsidiaries and generally non-cash tax provisions for Federal and state tax on anticipated U.S taxable profits. The increase in the effective tax rate for the three months ended March 31,2006, as compared to the same period of 2005, results from: (1) an increased foreign effective tax rate, (2) an increase in the Federal and state provisions caused by the absence of net operating loss carry-forwards available to offset current year profits as a result of the utilization of such carry-forwards, and the related valuation allowance recognized, in prior years' tax provisions, and
(3) the impact of lower profit before tax caused by increased acquisition related amortization and the implementation of SFAS 123(R) requiring the expensing of stock based compensation as we generally recognize no significant U.S. tax benefit from these expenses due to the full valuation allowance on our U.S deferred tax assets. Except for a minimal amount of state tax payments, the Federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carry-forwards available from APIC related stock option deductions and acquisition related net operating loss carry-forwards.

         The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes," requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of March 31, 2006, the level of historical U.S. losses after deductions for stock compensation, and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets.

        Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax-related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 and SFAS 123(R), removal of the valuation allowance related to these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid in capital within stockholders equity rather than the provision for income taxes. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect an increase in income tax expense which would be on a non-cash basis until such time as our deferred tax assets are all used to reduce current taxes payable.

        Excluding the impact of the valuation allowance, our effective tax rate would have been 31% and 30% for the three-month periods ended March 31, 2006 and 2005, respectively. These rates differ from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions which have lower tax rates.


LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations in recent years through cash flows from operations as well as from stock option exercises from our employee stock plans. As of March 31, 2006, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $238.7 million.

        With respect to cash flow, net cash provided by operating activities was $10.3 million for the three months ended March 31, 2006 compared to $20.3 million for the same period in 2005. During the three months ended March 31, 2006, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and stock-award compensation, as well as a decrease in accounts receivable and an increase in income taxes payable, partially offset by decreases in accounts payable, accrued expenses, and deferred revenues, and an increase in inventory. During the three months ended March 31, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization as well as an increase in deferred revenue, partially offset by a decrease in accrued expenses and accounts payable and an increase in inventory.

        Accounts receivable decreased by $9.0 million to $131.7 million at March 31, 2006 from $140.7 million at December 31, 2005. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based on historical experience. The decrease from December 31, 2005 was primarily attributable to an 11% decrease in revenue for the three months ended March 31, 2006, as compared to the three months ended December 31, 2005. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2005 to 54 days at March 31, 2006. The increase in days sales outstanding was primarily attributable to the relative proportion of solution sales in each period, which were higher in the December 2005 quarter than the March 2006 quarter. These sales are typically paid prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized.

        At March 31, 2006 and December 31, 2005, we held inventory in the amounts of $100.7 million and $96.8 million, respectively. These balances include stockroom, spares, and demonstration equipment inventories at various locations, and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase from December 31, 2005 was primarily attributable to increased Professional Video inventory including an increase in demo inventory related to the NAB (National Association of Broadcasters) trade show, and inventory resulting from the Medea acquisition. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

        Net cash flow used in investing activities was $0.3 million for the three months ended March 31, 2006 compared to $12.2 million for the same period in 2005. The decrease in net cash flow used in investing activities for the three months ended March 31, 2006 was primarily the result of the timing of purchases and sales of marketable securities in the quarter. Sales of marketable securities resulted in $21.9 million in proceeds, which significantly exceeded purchases of $8.5 million. Also in the quarter ended March 31, 2006, we paid $8.9 million in cash plus transaction costs of $0.2 million for Medea.

        We purchased $4.4 million of property and equipment during the three months ended March 31, 2006 compared to $4.2 million in the same period of 2005. Purchases of property and equipment in both quarters consisted primarily of computer hardware and software to support research and development activities and our information systems.

        During the three months ended March 31, 2006 and 2005, we generated cash of $2.7 million and $5.6 million, respectively, from financing activities, primarily from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with restructuring efforts during 2005 and prior periods, as well as with the identification in 2003 and 2002 of excess space in various locations, as of March 31, 2006, we have future cash obligations of approximately $13.7 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $4.1 million at March 31, 2006 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. This restructuring accrual requires significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the period when such changes are known. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate an earlier termination. In connection with the Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). As of March 31, 2006, we have future cash obligations of approximately $2.7 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $1.9 million and $1.8 million related to Pinnacle acquisition-related severance and lease obligations, respectively. The severance payments will be made during 2006 and the lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. All payments related to restructuring actions are expected to be funded through working capital. See Note 11 of the Condensed Consolidated Financial Statements in Item 1 for the activity in the restructuring and other costs accrual for the three months ended March 31, 2006.

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


RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2006, the Financial Standards Accounting Board, or FASB, issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on our financial position or results of operations.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of March 31, 2006, we did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

        In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event", which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon occurrence of a contingent event. The guidance in this FSP shall be applied upon initial adoption of SFAS 123(R) or the first reporting period beginning after the date of adoption, whichever is later. Adoption of this standard is not expected to have a material impact on our financial position or results of operations.

        In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We are considering whether to adopt the alternative transition method provided in the FASB Staff Position, or FSP, for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We are currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless we elect the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. We expect to complete our evaluation by December 31, 2006.

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

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes" and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for us for accounting changes made on or after January 1, 2006; however, this standard does not change the transition provisions of any existing accounting pronouncements. Our financial position or results of operations will only be impacted if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

        In November 2004, FASB issued SFAS, No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 on January 1, 2006. Adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

        We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables, sales transactions, as well as net investments in foreign operations.

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

        At March 31, 2006, we had $56.8 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Norwegian krone, Canadian dollar, Japanese Yen, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the three months ended March 31, 2006, net losses of $0.9 million resulting from forward-exchange contracts were included in results of operations, offset by net transaction and remeasurement gains on the related assets and liabilities of $0.7 million. During the three-month period ended March 31, 2006, we hedged our net investment in our Canadian subsidiary with a $23.0 million forward contract. At March 31, 2006, the fair value of this forward contact was $0.6 million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

        A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At March 31, 2006, we held $238.7 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities, commercial paper and U.S. government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        Management considers the acquisition of Pinnacle Systems, Inc. on August 9, 2005 to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through March 31, 2006 and considers the internal controls and procedures of Pinnacle to have a material effect on our internal control over financial reporting. The Company has executed an extension of our Sarbanes-Oxley Act Section 404 compliance program to include Pinnacle's operations in fiscal 2006.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

        In April 2005, we were notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a petition against our subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. However, Neat filed a second petition with the KFTC on October 17, 2005 alleging the same unfair trade practices as those set forth in the former KFTC petition. On January 13, 2006, we filed our response to the second KFTC petition denying Neat's allegations. On February 16, 2006, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging unfair trade practices. In the civil action, Neat is seeking approximately $1.7 million in damages, plus interest and attorneys' fees. We have filed answers to the complaint denying Neat's allegations. We believe that Neat's claims are without merit and we intend to defend ourselves vigorously in these actions. Because we cannot predict the outcome of these actions at this time, no costs have been accrued for any possible loss contingency.

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


ITEM 1A.    RISK FACTORS


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


We may not be able to realize the expected benefits of our acquisition of Pinnacle Systems

        As a result of our recent acquisition of Pinnacle, we face challenges in several areas that could have an adverse effect on our business. For example, some of the assumptions that we have relied upon, such as the achievement of operating synergies and revenue growth, may not be realized. In addition, if our integration of Pinnacle is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. With the completion of the integration, the combined company must operate as a unified organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, unforeseen costs and delays involved in integrating the Pinnacle business, including:

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

        We also face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the organization of the combined company effectively could have a material adverse effect on our business.

Our performance will depend in part on continued customer acceptance of our products.

        We regularly introduce new products, as well as upgrades and enhancements to existing products. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers and distributors, about the uses and benefits of these products. The future success of certain of our video products, such as Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors that utilize the high definition standard. Other risks involved with offering new products in general include, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. For example, we experienced initial quality issues with the introduction of Pinnacle Studio version 10. There can be no assurance that the improvements we've implemented will adequately address these issues or that customers will accept the improvements. In addition, we occasionally introduce products in new markets, where we have little experience and may not overcome any barriers to entry. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

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

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. Changes from current accounting regulations may have a significant effect on our reported financial results. Furthermore, changes in the rules regarding accounting for stock-based compensation, which took effect on January 1, 2006, have resulted in higher operating expenses and lower earnings per share compared to prior periods.

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

ITEM 6.    EXHIBITS

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

--------------------------
* Documents filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AVID TECHNOLOGY, INC.

Date:  May 10, 2006           By:   /s/ Paul J. Milbury
                                   --------------------------
                                   Paul J. Milbury
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


Date:  May 10, 2006           By:   /s/ Joel E. Legon
                                   --------------------------
                                   Joel E. Legon
                                   Vice President and Corporate Controller
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

--------------------------
* Documents filed herewith