Form 10-Q
period 2006-06-30
AVID TECHNOLOGY INC
filed 2006-08-09
CIK 896841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]     No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [X]   Accelerated Filer    Non-accelerated Filer


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                Yes       No [X]


The number of shares outstanding of the registrant's Common Stock as of July 24, 2006 was 42,327,550.

                              AVID TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         a)  Condensed Consolidated Statements of Operations (unaudited)
             for the three and six months ended June 30, 2006 and 2005 .......1

         b)  Condensed Consolidated Balance Sheets (unaudited)
             as of June 30, 2006 and December 31, 2005........................2

         c)  Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 2006 and 2005..................3

         d)  Notes to Condensed Consolidated Financial Statements (unaudited).4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................17

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...........31

ITEM 4.  Controls and Procedures.............................................32

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................33

ITEM 1A. Risk Factors........................................................33

ITEM 4.  Submission of Matters to a Vote of Security Holders.................41

ITEM 6.  Exhibits............................................................41

SIGNATURES...................................................................42

EXHIBIT INDEX................................................................43

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                               -------------------------  ------------------------
                                                  2006         2005          2006         2005
                                               ------------ ------------  ------------ -----------
Net revenues:
 Product                                         $197,960     $141,636      $392,323    $289,178
 Services                                          24,266       18,415        47,973      36,874
                                               ------------ ------------  ------------ -----------
  Total net revenues                              222,226      160,051       440,296     326,052
                                               ------------ ------------  ------------ -----------

Cost of revenues:
 Product                                           93,819       61,244       185,180     122,141
 Services                                          13,812       10,027        27,127      20,097
 Amortization of intangible assets                  5,016          282        10,096         563
                                               ------------ ------------  ------------ -----------
  Total cost of revenues                          112,647       71,553       222,403     142,801

                                               ------------ ------------  ------------ -----------
Gross profit                                      109,579       88,498       217,893     183,251
                                               ------------ ------------  ------------ -----------

Operating expenses:
 Research and development                          35,617       24,910        71,113      49,589
 Marketing and selling                             52,583       38,452       102,495      76,294
 General and administrative                        15,853       10,471        30,990      20,773
 Restructuring costs                                    -            -         1,066           -
 In-process research and development                    -            -           310           -
 Amortization of intangible assets                  3,977        1,593         7,642       3,185
                                               ------------ ------------  ------------ -----------
  Total operating expenses                        108,030       75,426       213,616     149,841
                                               ------------ ------------  ------------ -----------

Operating income                                    1,549       13,072         4,277      33,410

Interest income                                     2,144        1,052         4,213       1,860
Interest expense                                      (89)         (95)         (187)       (189)
Other income (expense), net                          (174)         222          (174)        345
                                               ------------ ------------  ------------ -----------
Income before income taxes                          3,430       14,251         8,129      35,426

Provision for income taxes                            731          685         2,084       2,114
                                               ------------ ------------  ------------ -----------

Net income                                         $2,699      $13,566        $6,045     $33,312
                                               ============ ============  ============ ===========

Net income per common share - basic                 $0.06        $0.39         $0.14       $0.95

Net income per common share - diluted               $0.06        $0.37         $0.14       $0.90

Weighted-average common shares                     42,273       35,177        42,205      35,083
outstanding - basic

Weighted-average common shares                     43,057       37,024        43,126      37,154
outstanding - diluted


The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                           June 30,     December 31,
                                                             2006           2005
                                                         -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                                  $152,672       $133,954
 Marketable securities                                        85,475        104,476
 Accounts receivable, net of allowances of
  $22,212 and $22,233 at June 30, 2006 and
  December 31, 2005, respectively                            143,934        140,669
 Inventories                                                 121,979         96,845
 Current deferred tax assets, net                                566            528
 Prepaid expenses                                              8,558          8,548
 Other current assets                                         14,152         16,657
                                                         -------------  -------------
  Total current assets                                       527,336        501,677

Property and equipment, net                                   38,096         38,563
Intangible assets, net                                       110,248        118,676
Goodwill                                                     410,895        396,902
Other assets                                                   6,410          6,228
                                                         -------------  -------------
  Total assets                                            $1,092,985     $1,062,046
                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $52,459        $43,227
 Accrued compensation and benefits                            25,450         27,841
 Accrued expenses and other current liabilities               51,426         55,443
 Income taxes payable                                         15,625         13,027
 Deferred revenues                                            66,913         62,863
                                                         -------------  -------------
  Total current liabilities                                  211,873        202,401

Long-term liabilities                                         18,790         20,048
                                                         -------------  -------------
  Total liabilities                                          230,663        222,449
                                                         -------------  -------------

Contingencies (Note 8)

Stockholders' equity:
 Common stock                                                    423            421
 Additional paid-in capital                                  939,907        928,703
 Accumulated deficit                                         (82,750)       (88,795)
 Deferred compensation                                             -         (1,830)
 Accumulated other comprehensive income                        4,742          1,098
                                                         -------------  -------------
  Total stockholders' equity                                 862,322        839,597
                                                         -------------  -------------
  Total liabilities and stockholders' equity              $1,092,985     $1,062,046
                                                         =============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                         Six Months Ended June 30,
                                                                            2006           2005
                                                                        -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $6,045       $33,312
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                              28,348        10,660
  Provision for (recoveries of) doubtful accounts                            (1,107)          625
  In-process research and development                                           310             -
  Loss (gain) on disposal of fixed assets                                       133           (55)
  Compensation expense from stock grants and options                          8,860         1,514
  Equity in loss (income) of non-consolidated company                           203          (164)
  Changes in deferred tax assets and liabilities, excluding initial            (974)         (345)
   effects of acquisitions
  Changes in operating assets and liabilities, excluding initial effects of acquisitions:
   Accounts receivable                                                        3,269        (3,734)
   Inventories                                                              (22,746)      (10,169)
   Prepaid expenses and other current assets                                  3,663        (3,763)
   Accounts payable                                                           4,840         2,577
   Income taxes payable                                                       1,790         1,001
   Accrued expenses, compensation and benefits and other liabilities         (8,318)       (4,015)
   Deferred revenues                                                           (778)       10,768
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    23,538        38,212
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                         (9,062)       (8,221)
 Payments for other long-term assets                                           (569)         (311)
 Payments for business acquisitions, including transaction costs,
  net of cash acquired                                                      (20,490)            -
 Purchases of marketable securities                                         (31,439)      (27,255)
 Proceeds from sales of marketable securities                                51,397        34,401
---------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (10,163)       (1,386)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                                          (37)          (30)
 Proceeds from issuance of common stock under employee stock plans            4,177         8,922
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,140         8,892
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                  1,203        (1,137)
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    18,718        44,581
Cash and cash equivalents at beginning of period                            133,954        79,058
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $152,672      $123,639
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.     FINANCIAL INFORMATION

ITEM 1D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2005 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2005 in its 2005 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. As disclosed in the Company's 2005 Annual Report on Form 10-K, during 2005, the Company began reclassifying certain European administrative expenses as general and administrative expense rather than as marketing and selling expense. During 2006, the Company began reclassifying the long-term portion of certain liabilities from the captions 'deferred revenue' and 'accrued expenses and other current liabilities' to 'long-term liabilities' in the Condensed Consolidated Balance Sheets. See Note 6 for the amounts included in long-term liabilities for each period presented.

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

On April 13, 2006, the Company acquired Sundance Digital, Inc. ("Sundance"), a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment. The results of operations of Sundance have been included in the Company's results of operations since the acquisition date (see Note 3).

On January 12, 2006, the Company acquired Medea Corporation ("Medea"), a California-based provider of low cost storage solutions for real-time media applications. The results of operations of Medea have been included in the Company's results of operations since the acquisition date (see Note 3).

2.     NET INCOME PER COMMON SHARE

Basic and diluted net income per share were as follows (in thousands, except per share data):

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        --------------------------  -------------------------
                                                            2006          2005          2006         2005
                                                        ------------  ------------  -----------  ------------
Net income                                                   $2,699       $13,566       $6,045       $33,312
                                                        ============  ============  ===========  ============

Weighted-average common shares outstanding - basic           42,273        35,177       42,205        35,083

Weighted-average potential common stock:
 Options                                                        784         1,707          921         1,866
 Warrant                                                          -           140            -           205
                                                        ------------  ------------  -----------  ------------
Weighted-average common shares outstanding - diluted         43,057        37,024       43,126        37,154
                                                        ============  ============  ===========  ============

Net income per common share - basic                           $0.06         $0.39        $0.14         $0.95
Net income per common share - diluted                         $0.06         $0.37        $0.14         $0.90

Common stock equivalents that were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as follows, on a weighted-average basis (in thousands):

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                  ----------------------   -----------------------
                                                      2006       2005          2006        2005
                                                  ----------- ----------   ----------- -----------
  Options                                              2,590        852         2,529         564
  Warrant                                              1,155          -         1,155           -
  Restricted stock and restricted stock units            230          -           151           -
                                                  ----------- ----------   ----------- -----------
 Total anti-dilutive common stock equivalents          3,975        852         3,835         564
                                                  =========== ==========   =========== ===========

3.     ACQUISITIONS

Sundance

On April 13, 2006, Avid acquired all the outstanding shares of Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment, for cash of $12.5 million plus transaction costs of $0.2 million. The Company performed a preliminary allocation of the total purchase price of $12.7 million to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.7) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. The goodwill, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Sundance's broadcast automation products to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

The Company used the cost approach to determine the value of the developed technology and used the income approach to determine the values of the other acquired intangible assets. The cost approach is based on the economic principles of substitution and price equilibrium and requires an estimation of the costs required to reproduce the intangible asset, which are then reduced for depreciation of the asset. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, generally cash flows discounted to present value. This approach typically uses a projection of revenues and expenses attributed to the intangible asset to calculate a potential income stream which is then discounted using a rate of return that is based on the weighted-average cost of capital factored for the risk, or uncertainty, associated with achieving the projected income stream. The weighted-average discount rate (or rate of return) used to determine the value of Sundance's intangible assets was 20% and the effective tax rate used was 35%.

The amortizable identifiable intangible assets include developed technology of $3.9 million, customer relationships of $1.0 million, non-compete agreements of $0.4 million and trademarks and trade name of $0.3 million. The values of the customer relationships, non-compete agreements and trademarks and trade name, which were determined using the income approach, are being amortized on a straight-line basis over their estimated useful lives of six years, two years and six years, respectively. The value of the developed technology, which was determined using the cost approach, is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately four years. Amortization expense for these intangibles totaled $0.4 million for both the three- and six-month periods ended June 30, 2006 and accumulated amortization was $0.4 million at June 30, 2006.

Medea

On January 12, 2006, Avid acquired all the outstanding shares of Medea Corporation, a California-based provider of local storage solutions for real-time media applications, for cash of $8.9 million plus transaction costs of $0.2 million. The Company performed a preliminary allocation of the total purchase price of $9.1 million to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process research and development ("R&D") and the remaining $7.1 million to goodwill. During the second quarter of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily related to accruals for employee terminations. Accordingly, the Company recorded an additional liability of $0.3 million and a corresponding increase to goodwill. The total goodwill of $7.4 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Medea's RAID (Redundant Array of Independent Disks) storage solutions to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

The Company used the income approach to determine the value of the intangible assets, using a weighted-average discount rate (or rate of return) of 19% and an effective tax rate of 35%. The amortizable identifiable intangible assets include developed technology of $2.7 million, customer relationships of $0.7 million, order backlog of $0.3 million and non-compete agreements of $0.1 million. The customer relationships, order backlog and non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of six years, one-half year and two years, respectively. Developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of two and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three years. Amortization expense for these intangibles totaled $0.5 million and $1.0 million, respectively, for the three- and six-month periods ended June 30, 2006 and accumulated amortization was $1.0 million at June 30, 2006. The allocation of $0.3 million to in-process R&D was expensed during the three months ended March 31, 2006.

Pinnacle

In August 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc. ("Pinnacle"), a supplier of digital video products to customers ranging from individuals to broadcasters. Avid paid $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. The Company has included Pinnacle's broadcast and professional offerings, including the Deko(R) on-air graphics system and the MediaStream(TM) playout server, into its Professional Video segment and has formed a new Consumer Video segment that offers Pinnacle's consumer products, including Pinnacle Studio(TM) and other products.

During 2005, the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $123.1 million to identifiable intangible assets (including $32.3 million of in-process R&D) and the remaining $226.5 million to goodwill. During the first and second quarters of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventory reserves and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $3.1 million increase in the value of the net assets acquired and a corresponding decrease to goodwill.

The identifiable intangible assets, with the exception of the in-process R&D, which was expensed at the time of acquisition, are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted-average amortization period for these intangible assets in total is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years; or 2) the straight-line method over each product's remaining respective useful life. Amortization expense for these intangibles totaled $6.3 million and $12.6 million, respectively, for the three- and six-month periods ended June 30, 2006 and accumulated amortization was $25.2 million at June 30, 2006.

The goodwill of $223.4 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid Professional Video products. Of the total $223.4 million of goodwill, $88.3 million has been assigned to the Company's Professional Video segment and $135.1 million has been assigned to the Consumer Video segment. This goodwill is not deductible for tax purposes and will not be amortized for financial reporting purposes, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers. The total purchase price of $5.1 million was allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. The identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangibles totaled $0.1 million and $0.2 million, respectively, for the three- and six-month periods ended June 30, 2006 and accumulated amortization was $0.4 million at June 30, 2006. The goodwill of $4.4 million, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company's Audio segment and is not deductible for tax purposes.

As part of the purchase agreement, Avid may be required to make additional payments to the former shareholders of Wizoo of up to 1.0 million euros ($1.2 million), contingent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, will be recorded as additional purchase consideration, allocated to goodwill. As of June 30, 2006, two engineering milestones have been met and $0.2 million has been recorded as additional purchase price.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sundance, Medea, Pinnacle and Wizoo have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three- and six-month periods ended June 30, 2005 as if the acquisition of Pinnacle had occurred at the beginning of 2005. The Company's pro forma results of operations giving effect to the Sundance, Medea and Wizoo acquisitions as if each had occurred at the beginning of 2005 are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2005, or of future results.

                                        Three Months Ended     Six Months Ended
                                           June 30, 2005         June 30, 2005
                                        ------------------   -------------------
(In thousands, except per share data)
Net revenues                                    $214,519              $445,724

Net loss                                         ($4,651)             ($25,709)

Net loss per share:
 Basic                                            ($0.11)               ($0.62)

 Diluted                                          ($0.11)               ($0.62)

Included in the pro forma net income reported above for the six-month period ended June 30, 2005 is a charge of $32.3 million for in-process R&D related to the Pinnacle acquisition.


Amortizing Identifiable Intangible Assets

As a result of the Company's acquisitions, amortizing identifiable intangible assets consist of the following (in thousands):


                                       June 30, 2006                      December 31, 2005
                              ---------------------------------    ---------------------------------
                                        Accumulated                          Accumulated
                               Gross    Amortization    Net         Gross    Amortization    Net
                              --------- ------------- ---------    --------- ------------- ---------
Completed technologies         $59,328      ($25,603)  $33,725      $52,698      ($14,606)  $38,092
Customer relationships          69,800       (11,204)   58,596       68,200        (6,755)   61,445
Trade names                     20,516        (3,509)   17,007       20,245        (1,993)   18,252
Non-compete covenants            1,670        (1,179)      491        1,200          (818)      382
License agreements                 560          (131)      429          560           (55)      505
Order Backlog                      340          (340)        -            -             -         -
                              --------- ------------- ---------    --------- ------------- ---------
                              $152,214      ($41,966) $110,248     $142,903      ($24,227) $118,676
                              ========= ============= =========    ========= ============= =========

Amortization expense related to all intangible assets in the aggregate was $9.0 million and $1.9 million, respectively, for the three-month periods ended June 30, 2006 and 2005, and $17.7 million and $3.7 million, respectively, for the six-month periods ended June 30, 2006 and 2005. The Company expects amortization of these intangible assets to be approximately $17 million for the remainder of 2006, $27 million in 2007, $20 million in 2008, $13 million in 2009, $11 million in 2010, $10 million in 2011 and $12 million thereafter.

4.     ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following (in thousands):

                                                  June 30,     December 31,
                                                    2006           2005
                                                -------------  ------------
   Accounts receivable                             $166,146      $162,902
   Less:
   Allowance for doubtful accounts                   (2,969)       (4,847)
   Allowance for sales returns and rebates          (19,243)      (17,386)
                                                -------------  ------------
                                                   $143,934      $140,669
                                                =============  ============

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

The accounts receivable balances as of June 30, 2006 and December 31, 2005 are net of approximately $20 million and $17 million, respectively, which represent amounts for large solution and certain distributor sales that have been invoiced but for which revenue has not been earned and payment is not due.

5.     INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

                                 June 30,        December 31,
                                   2006              2005
                               --------------   --------------
  Raw materials                      $43,281          $26,878
  Work in process                      9,841           13,040
  Finished goods                      68,857           56,927
                               --------------   --------------
                                    $121,979          $96,845
                               ==============   ==============

As of June 30, 2006 and December 31, 2005, the finished goods inventory includes inventory at customer locations of $11.6 million and $11.5 million, respectively, associated with product shipped to customers for which revenue has not yet been recognized.

6.     LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

                                        June 30,        December 31,
                                          2006             2005
                                      --------------   --------------
  Long-term deferred tax liability           $7,871           $9,372
  Long-term deferred revenue                  4,631            3,171
  Long-term deferred rent                     3,295            3,644
  Long-term accrued restructuring             2,993            3,861
                                      --------------   --------------
                                            $18,790          $20,048
                                      ==============   ==============

7.     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock, generally at the market price on the date of grant. Certain plans allow for options to be granted at below market price under certain circumstances, although this is typically not the Company's practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of June 30, 2006, 2,591,105 shares of common stock remain available to cover future stock option grants under the Company's stock-based compensation plans, including 2,227,063 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, the Company is required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company is also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the market price of the Company's common stock at the date of grant. In connection with the acquisition of M-Audio in August 2004, the Company granted options to certain M-Audio employees at exercise prices that were less than the market price of the Company's common stock at the date of grant. The Company recorded the difference between the exercise prices and the fair values of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options, as deferred compensation. The resulting deferred compensation is being expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of the Company's common stock at the date of grant, which is being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the three- and six-month periods ended June 30, 2005 (in thousands, except per share data):


                                                      Three Months Ended    Six Months Ended
                                                        June 30, 2005         June 30, 2005
                                                      ------------------    -----------------
Net income as reported                                          $13,566             $33,312

Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                         672               1,514

Deduct:  Total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects                       (5,904)            (10,724)
                                                      ------------------    -----------------

Pro forma net income                                             $8,334             $24,102
                                                      ==================    =================

Net income per share:
 Basic-as reported                                                $0.39               $0.95

 Basic-pro forma                                                  $0.24               $0.69

 Diluted-as reported                                              $0.37               $0.90

 Diluted-pro forma                                                $0.23               $0.66

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.4 million and $8.9 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in the Company's condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2006, respectively (in thousands):

                                       Three Months Ended    Six Months Ended
                                         June 30, 2006        June 30, 2006
                                       ------------------   ------------------

  Product cost of revenues                         $131                 $270
  Services cost of revenues                         208                  427
  Research and development expense                1,272                2,607
  Marketing and selling expense                   1,230                2,533
  General and administrative expense              1,513                3,023
                                       ------------------   ------------------
                                                 $4,354               $8,860
                                       ==================   ==================

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and six-month periods ended June 30, 2006 and 2005:

                                                 Three Months Ended    Six Months Ended
                                                      June 30,              June 30,
                                                 ------------------    ------------------
                                                  2006       2005       2006      2005
                                                 -------    -------    -------   --------
Expected dividend yield                           0.00%      0.00%      0.00%      0.00%
Risk-free interest rate                           5.01%      3.63%      4.86%      3.82%
Expected volatility                              34.32%     48.00%     34.52%     50.80%
Expected life (in years)                          4.63       4.17       4.48       4.09
Weighted-average fair value of options granted   $14.17     $22.81     $15.11     $28.17


The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by the Company has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of the Company's stock, based on the implied volatility of long-term (nine to thirty-nine month term) exchange traded options, which is consistent with the requirements of SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company believes that using a forward-looking, market-driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock. The risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

Based on the Company's historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for both the three- and six-month periods ended June 30, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

Information with respect to options granted under all stock option plans is as follows:

                                                                 Six Months Ended June 30, 2006
                                                        --------------------------------------------------
                                                                                  Weighted-     Aggregate
                                                                      Weighted-    Average      Intrinsic
                                                          Shares       Average    Remaining       Value
                                                                      Exercise   Contractual      (in
                                                                        Price       Term        thousands)
                                                        ------------  ---------  -----------   -----------
 Options outstanding at December 31, 2005                 4,220,174     $36.65

 Granted                                                    186,200     $41.64
 Exercised                                                 (211,021)    $16.33
 Forfeited                                                 (114,873)    $40.00
 Canceled                                                   (23,268)    $49.75
                                                        ------------

 Options outstanding at June 30, 2006                     4,057,212     $37.77       7.35        $23,712
                                                        ============

 Options vested at June 30, 2006 and expected to vest     3,917,650     $37.48       7.30        $23,612
                                                        ============

 Options exercisable at June 30, 2006                     2,355,662     $34.32       6.54        $20,611
                                                        ============

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $5.3 million. Cash received from the exercise of stock options for the six months ended June 30, 2006 was $3.4 million. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six months ended June 30, 2006, due to the full valuation allowance on the Company's U.S. deferred tax assets.

The following table summarizes the status of the Company's non-vested restricted stock units as of December 31, 2005 and changes during the six months ended June 30, 2006:

                                               Non-Vested Restricted Stock Units
                                     --------------------------------------------------------
                                                  Weighted-   Weighted-Average     Aggregate
                                                   Average       Remaining         Intrinsic
                                       Shares     Grant-Date    Recognition          Value
                                                  Fair Value      Period             (in
                                                                                  thousands)
                                     -----------  ---------  ------------------  ------------
 Non-vested at December 31, 2005              -         -

 Granted                                207,757    $47.01
 Vested                                       -         -
 Forfeited                               (2,950)   $47.01
                                     -----------

 Non-vested at June 30, 2006            204,807    $47.01             3.69           $6,824
                                     ===========

The following table summarizes the status of the Company's non-vested restricted stock as of December 31, 2005 and changes during the six months ended June 30, 2006:

                                                  Non-Vested Restricted Stock
                                     --------------------------------------------------------
                                                  Weighted-   Weighted-Average     Aggregate
                                                   Average       Remaining         Intrinsic
                                      Shares      Grant-Date    Recognition          Value
                                                  Fair Value      Period             (in
                                                                                  thousands)
                                     -----------  ---------  ------------------  ------------
 Non-vested at December 31, 2005          15,000   $56.72

 Granted                                   8,618   $47.01
 Vested                                        -        -
 Forfeited                                     -        -
                                     -----------

 Non-vested at June 30, 2006              23,618   $53.18           2.85            $787
                                     ===========

As of June 30, 2006, there was $33.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $8.8 million during the remainder of 2006, $12.7 million in 2007 and $12.1 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.41 years.

The Company's 1996 Employee Stock Purchase Plan, as amended through May 25, 2003, authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of June 30, 2006, 310,261 shares remain available for issuance under this plan. Based on the plan design, the Company's 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

8.     CONTINGENCIES

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of June 30, 2006, of $3.5 million, subject to an annual reduction of approximately $0.8 million, but not below $2.0 million. The letter of credit will remain in effect at $2.0 million throughout the remaining lease period, which extends to September 2009. As of June 30, 2006, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2006 and December 31, 2005, Avid's maximum recourse exposure totaled approximately $12.8 million and $13.0 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates applied to the funded amount outstanding at period end. At June 30, 2006 and December 31, 2005, the Company's accrual for estimated losses was $1.9 million and $1.8 million, respectively.

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

The following table sets forth the activity in the product warranty accrual account (in thousands):

                                              Six Months Ended June 30,
                                            ------------------------------
                                                2006             2005
                                            --------------   -------------
  Accrual balance at beginning of period           $6,190          $2,261


  Acquired product warranty                            67               -
  Accruals for product warranties                   3,313           2,244
  Cost of warranty claims                          (3,365)         (1,727)
                                            --------------   -------------
  Accrual balance at end of period                 $6,205          $2,778
                                            ==============   =============

The $3.4 million product warranty accrual increase from June 30, 2005 to June 30, 2006 is primarily the result of $3.1 million of acquired Pinnacle warranty accruals.

9.     COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):


                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                             ------------------------   -----------------------
                                                2006         2005          2006        2005
                                             ------------ -----------   ----------- -----------
 Net income                                      $2,699     $13,566        $6,045     $33,312
 Net changes in:
  Foreign currency translation adjustment         2,416      (1,923)        3,746      (3,186)
  Unrealized gains (losses) on securities           (18)         74          (102)        135
                                             ------------ -----------   ----------- -----------
 Total comprehensive income                      $5,097     $11,717        $9,689     $30,261
                                             ============ ===========   =========== ===========

10.     SEGMENT INFORMATION

The Company's organizational structure is based on strategic business units, each of which offers various products to the principal markets in which the Company's products are sold. These business units equate to three reportable segments: Professional Video, Audio and Consumer Video. The following is a summary of the Company's operations by reportable segment (in thousands):

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                        -------------------------- -------------------------
                            2006         2005         2006         2005
                        ------------- ------------ ------------ ------------

Professional Video:
   Net revenues             $118,864      $94,984     $235,064     $199,469
   Operating income            6,251        7,083       16,363       22,198

Audio:
   Net revenues              $74,262      $65,067     $147,009     $126,583
   Operating income           10,199        8,465       19,791       16,332

Consumer Video:
   Net revenues              $29,100            -      $58,223            -
   Operating loss             (1,625)           -       (4,045)           -

Combined Segments:
   Net revenues             $222,226     $160,051     $440,296     $326,052
   Operating income           14,825       15,548       32,109       38,530

Certain expenses are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                ----------------------- -----------------------
                                                    2006        2005        2006        2005
                                                ----------- ----------- ----------- -----------
Total operating income for reportable segments    $14,825     $15,548     $32,109      $38,530
 Unallocated amounts:
  Restructuring costs                                   -           -      (1,066)           -
  In-process research and development                   -           -        (310)           -
  Stock-based compensation                         (4,283)       (601)     (8,718)      (1,372)
  Amortization of acquisition-related
   intangible assets                               (8,993)     (1,875)    (17,738)      (3,748)
                                                ----------- ----------- ----------- -----------
Consolidated operating income                      $1,549     $13,072      $4,277      $33,410
                                                =========== =========== =========== ===========

11.     RESTRUCTURING COSTS AND ACCRUALS

In March 2006, the Company implemented a restructuring program within the Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling function and the research and development function, were notified that their employment would be terminated. The purpose of the program was to maximize the efficiency of the Company's organizational structure. In connection with this action, the Company recorded a charge of $1.1 million. Payments to the employees are expected to be completed during 2006.

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

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million for Pinnacle in 2005 and $0.3 million for Medea in 2006 related to severance agreements and lease or other contract terminations in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". Such amounts recorded in connection with the Pinnacle and Medea acquisitions are reflected in the purchase price allocations for the acquisitions and any adjustments to the accruals are recorded as adjustments to goodwill (see Note 3) and are not recorded in the Company's statement of operations.

The following table sets forth the activity in the restructuring and other costs accruals for the six months ended June 30, 2006 (in thousands):

                                               Non-Acquisition      Acquisition Related
                                            Related Restructuring      Restructuring
                                                 Liabilities            Liabilities
                                            ---------------------  ---------------------
                                             Employee  Facilities  Employee  Facilities
                                             Related    Related    Related    Related      Total
                                            ---------------------  --------------------- ----------
Accrual balance at December 31, 2005             $129    $4,467      $2,976     $2,785    $10,357

New restructuring activities                    1,134         -         257          -      1,391
Revisions of estimated liabilities                (68)        -      (1,414)      (646)    (2,128)
Cash payments for employee-related charges       (517)        -        (853)         -     (1,370)
Cash payments for facilities, net of
 sublease income                                    -      (817)          -       (862)    (1,679)
Foreign exchange impact on ending balance          68       180         140        125        513
                                            ---------------------  --------------------- ----------
Accrual balance at June 30, 2006                 $746    $3,830      $1,106     $1,402     $7,084
                                            =====================  ===================== ==========

The employee-related accruals at June 30, 2006 represent severance and outplacement costs to former employees that will be paid out within 2006.

The facilities-related accruals at June 30, 2006 represent estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, extend through 2011 unless the Company is able to negotiate earlier terminations.

12.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. The Company has not yet completed its evaluation of the impact of adoption on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of June 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position ("FSP") for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. The Company expects to complete its evaluation by December 31, 2006.

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

13.     SUBSEQUENT EVENTS

A stock repurchase program was approved by the Company's board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company's common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of the Company's common stock repurchased from July 25, 2006 through the completion date. The stock repurchase program was funded using the Company's working capital.

On July 28, 2006, the Company acquired Sibelius Software Limited ("Sibelius"), a UK-based music applications software company and a leading provider of music notation software in the education and professional markets, for cash consideration of approximately (pound)12.4 million ($23 million). The acquisition of Sibelius will allow the Company to broaden its Audio product offerings and accelerate its expansion into the educational market.

PART I.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

        We develop, market, sell and support a wide range of software and hardware products for digital media production, management and distribution. Digital media are video, audio or graphic elements in which an image or sound is recorded and stored in digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to "Make, Manage and Move Media(TM)".

        Make Media. Our products help every class of user create and use video and audio assets, from the home user to the feature film professional. Our Professional Video segment offers innovative video and film editing systems, as well as 3D and special-effects software. These products enable professionals, and aspiring professionals, in the post-production and broadcast markets to manipulate moving pictures and sound in fast, easy, creative and cost-effective ways. Our Audio segment offers consumer and professional digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media and web development. These systems are based upon proprietary audio hardware, software and control surfaces, and allow users to record, edit, mix, process and master audio in an integrated manner. Our Consumer Video segment offers products for home video editing and TV viewing. Our home video editing products allow users to create, edit and share video content more easily and effectively, while our TV viewing products allow consumers to view, record and time shift television programming on their computers.

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

        Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals, as well as by amateurs, aspiring professionals and home hobbyists. Projects produced by customers using our products have been honored with Oscar(R), Emmy(R) and Grammy(R) awards, in addition to a host of other international awards. We have also received numerous awards for technical innovations, including two Oscar awards, 12 Emmy awards and a Grammy award. Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.

        Our strategy consists of four key elements: deliver best of breed stand-alone products, deliver integrated workflow for customers with multiple systems, support open standards for media and deliver excellent customer service. We continue to focus on enhancing our existing products and broadening our product offerings to satisfy customer demand for new technology across the spectrum of educational to consumer to professional markets. We continue to position ourself and deliver new products and services to benefit from a number of important industry trends, including the move to high-definition, or HD, in television production, the switch to all-digital production in broadcast, the growth of home audio studios, the move to digital audio mixing and the growth of consumer video editing and consumption. Our products may be developed internally or through acquisitions. As part of this strategy, we made the following acquisitions in 2006.

        o On July 28, 2006, we acquired Sibelius Software Limited, or Sibelius, a UK-based music applications software company and a leading provider of music notation software in the education and professional markets. Our acquisition of Sibelius will allow us to broaden our Audio product offerings and accelerate our expansion into the educational market.

        o On April 13, 2006, we acquired Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment. The acquisition of Sundance will allow us to offer more open and streamlined broadcast production workflows across the entire spectrum of media acquisition, production and transmission.

        o  On January 12, 2006, we acquired Medea Corporation, a
           California-based provider of local storage solutions for real-time media applications. The acquisition of Medea will allow us to provide high performance, low cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers.

        Total net revenues for the first six months of 2006 were $440.3 million, an increase of $114.2 million, or 35%, compared to the first six months of last year. Approximately 82% of this increase represents net revenues in 2006 from Pinnacle, which was acquired in the third quarter of 2005. Net income for the first six months of 2006 was $6.0 million, a decrease of $27.3 million, or 82%, from the same period last year. However, $8.2 million of this decrease was the direct result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", or SFAS 123(R), on January 1, 2006, which requires the recognition of fair value expense for all stock-based compensation awards. Net income for the first six months of 2006 also included $17.7 million of acquisition-related amortization expense and $1.1 million of restructuring costs, compared to $3.7 million of amortization expense and no restructuring expense for the same period last year. Our operating activities continue to generate positive cash flow with cash of $23.5 million provided by operating activities in the first six months of 2006, compared to $38.2 million for the same period last year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note B of the Notes to Consolidated Financial Statements in our 2005 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, stock-based compensation and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies, except stock-based compensation, may by found in our 2005 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Critical Accounting Policies and Estimates". The critical accounting policy for stock-based compensation, which follows, was added to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as a result of the adoption of SFAS 123(R) on January 1, 2006.

Stock-Based Compensation

        During the first quarter of 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

        Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and non-employee directors in fixed amounts and with fixed exercise prices at least equal to the market price of our common stock at the date of grant. In connection with our acquisition of M-Audio in August 2004, we granted options to certain M-Audio employees at exercise prices that were less than the market price of our common stock at the date of grant. We recorded the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options, as deferred compensation. The resulting deferred compensation is being expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of our common stock at the date of grant, which is being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, we reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

        In anticipation of the adoption of SFAS 123(R), on October 26, 2005, our board of directors approved a partial acceleration of the vesting of all outstanding options to purchase our common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of our common stock with an exercise price of $65.81 per share, including options to purchase 157,624 shares of our common stock held by our executive officers. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these out-of-the money options in our future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in our statements of operations had the vesting of these options not been accelerated is approximately $4.4 million.

        The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our stock. We believe that using a forward-looking market driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on the historical volatility of the underlying stock. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Based on our historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the three- and six-month periods ending June 30, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated, and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. The guidance in SFAS 123(R) is relatively new and the application of these principles may be subject to further interpretation and refinement over time. See Note 7 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our adoption of SFAS 123(R).

        During the first quarter of 2006, we granted restricted stock units, rather than stock options, as part of our annual stock-based compensation program. During the first and second quarters of 2006, we also granted restricted stock and stock options to new hires and for other purposes. In the future, we may grant either stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

RESULTS OF OPERATIONS

Net Revenues

        We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from the sales of computer-based digital, nonlinear media editing and finishing systems and related peripherals including shared storage systems, licensing of software and sales of related software maintenance contracts. We are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Discrete financial information is available for each business unit and the operating results of these business units are evaluated regularly to make decisions regarding the allocation of resources and to assess performance. As such, these business units represent our reportable segments under Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        Our Professional Video segment produces tools for digital non-linear editing and finishing, data storage, digital asset management and on-air graphics to improve the productivity of video and film editors and broadcasters by enabling them to manipulate moving pictures and sound in a faster, easier, more creative and cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos and corporate and consumer videos. Net revenues in this segment grew 18% to $235 million for the six months ended June 30, 2006 as compared to the same period in 2005, while segment operating income decreased 26% to $16.4 million. Segment operating income excludes stock-based compensation and amortization of intangible assets, as these costs are not considered when evaluating the operating results of our segments. The revenue increase relates largely to our August 2005 acquisition of Pinnacle, specifically the broadcast video portion of Pinnacle's business, and to a lesser extent, our January 2006 acquisition of Medea, both of which were incorporated into our Professional Video segment. The decrease in operating income reflects lower gross margins due primarily to higher overhead costs and an unfavorable impact from foreign currency fluctuations on revenue.

        Our Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and mixing. Net revenues in this segment grew 16% to $147 million for the six months ended June 30, 2006 as compared to the same period in 2005, while segment operating income increased 21% to $19.8 million. We continue to see strong demand for our products in both the professional and home user markets of our Audio business with increased revenues from the Digidesign(R) mixing consoles and M-Audio(R) product lines.

        Our Consumer Video segment develops and markets products that allow consumer users to create, edit, view and distribute rich media content including video, photographs and audio. The Consumer Video segment was formed as part of our August 2005 acquisition of Pinnacle, so a comparison of revenues and segment operating results for the six months ended June 30, 2006 and the same period in 2005 is not meaningful. For the six months ended June 30, 2006, this segment had an operating loss of $4.0 million on net revenues of $58.2 million. We have made operational changes in this segment to address product reliability issues and ensure that the business runs as efficiently as possible. We also have marketing efforts planned for the third quarter in anticipation of the upcoming holiday buying season.

        The following is a summary of our net revenues by segment for the three- and six-month periods ended June 30, 2006 and 2005, respectively:

                                                Three Months Ended June 30,
                           --------------------------------------------------------------------------
                                                  (dollars in thousands)
                              2006         % of          2005        % of
                              Net      Consolidated      Net     Consolidated              % Change
                            Revenues   Net Revenues    Revenues  Net Revenues   Change    in Revenues
                           ----------- ------------- ----------- ------------- ---------- -----------
Professional Video:
  Product revenues            $94,972         42.7%     $76,727       47.9%      $18,245       23.8%
  Services revenues            23,892         10.8%      18,257       11.4%        5,635       30.9%
                           ----------- ------------- ----------- ------------- ----------
   Total                      118,864         53.5%      94,984       59.3%       23,880       25.1%
                           ----------- ------------- ----------- ------------- ----------

Audio:
  Product revenues             73,888         33.2%      64,909       40.6%        8,979       13.8%
  Services revenues               374          0.2%         158        0.1%          216      136.7%
                           ----------- ------------- ----------- ------------- ----------
   Total                       74,262         33.4%      65,067       40.7%        9,195       14.1%
                           ----------- ------------- ----------- ------------- ----------

Consumer Video:
  Product revenues             29,100         13.1%           -           -       29,100      100.0%
                           ----------- ------------- ----------- ------------- ----------
   Total                       29,100         13.1%           -           -       29,100      100.0%
                           ----------- ------------- ----------- ------------- ----------

Total net revenues:          $222,226        100.0%    $160,051      100.0%      $62,175       38.8%
                           =========== ============= =========== ============= ==========

                                                Six Months Ended June 30,
                           --------------------------------------------------------------------------
                                                  (dollars in thousands)
                              2006         % of          2005        % of
                              Net      Consolidated      Net     Consolidated              % Change
                            Revenues   Net Revenues    Revenues  Net Revenues   Change    in Revenues
                           ----------- ------------- ----------- ------------- ---------- -----------
Professional Video:
  Product revenues           $187,713        42.6%     $162,867        50.0%      24,846       15.3%
  Services revenues            47,351        10.8%       36,602        11.2%      10,749       29.4%
                           ----------- ------------- ----------- ------------- ----------
   Total                      235,064        53.4%      199,469        61.2%      35,595       17.8%
                           ----------- ------------- ----------- ------------- ----------

Audio:
  Product revenues            146,387        33.2%      126,311        38.7%      20,076       15.9%
  Services revenues               622         0.2%          272         0.1%         350      128.7%
                           ----------- ------------- ----------- ------------- ----------
   Total                      147,009        33.4%      126,583        38.8%      20,426       16.1%
                           ----------- ------------- ----------- ------------- ----------

Consumer Video:
  Product revenues             58,223        13.2%            -            -      58,223      100.0%
                           ----------- ------------- ----------- ------------- ----------
   Total                       58,223        13.2%            -            -      58,223      100.0%
                           ----------- ------------- ----------- ------------- ----------

Total net revenues:          $440,296       100.0%     $326,052       100.0%    $114,244       35.0%
                           =========== ============= =========== ============= ==========

        We began selling Pinnacle products in the third quarter of 2005. Therefore, there is no comparable data included in our Professional Video revenues for the first two quarters of 2005. For the three- and six-month periods ended June 30, 2006, Pinnacle products accounted for $13.4 million and $28.8 million of Professional Video product revenues, respectively. The remaining $4.8 million increase in Professional Video product revenues for the three-month period ended June 30, 2006 was primarily due to increased revenues from our shared-storage systems and high-end editing systems, including new product introductions of Avid Unity ISIS(TM) and Symphony(TM) Nitriscc in the third and fourth quarters of 2005, respectively. These increased revenues also include a seasonality impact as HD post production product sales are typically strong during the second quarter in preparation for the fall television production season. These increases were partially offset by a decrease in Avid Xpress Pro(R) unit sales, as expected, with the introduction of Media Composer(R) software. We also experienced a strong increase in sales of our Avid Mojo(R) family of products. Total revenues from our Media Composer family of editing and finishing products remained relatively flat from the second quarter of 2005 to 2006; however, these revenues represented increased unit sales of our Adrenaline(TM) HD at a reduced average selling price, as well as revenues from our software-only version of Media Composer, which was introduced in the second quarter of 2006. For the six months ended June 30, 2006 compared to the same period in 2005, the decrease of product revenues, excluding revenues from Pinnacle products, was primarily due to decreased revenues for editing and finishing products, which were mainly the result of lower average selling prices in 2006 compared to strong results in the first quarter of 2005. Average selling prices reflect the impact of price changes, mix of products sold and changes in foreign currency exchange rates.

        Services revenues consist primarily of maintenance contracts, installation services and training. Professional Video services revenues resulting from the Pinnacle acquisition were $3.1 million and $6.3 million for the three- and six-month periods ended June 30, 2006, respectively. The remaining increases were primarily due to increases in maintenance contracts sold in connection with our products, as well as increased revenue generated from professional services, such as installation services provided in connection with large broadcast news deals.

        The increase in revenue for our Audio segment for both the three- and six-month periods was the result of increased revenues from Digidesign's live sound mixing console, Venue, which began shipping in March 2005, as well as increased revenues from their ICON mixing consoles, D-Control(TM) and D-Command(TM), which began shipping in May 2005. We also saw an increase in our core Digidesign Pro Tools(R) products for the professional and home markets. The remaining increase was primarily due to increased revenues from M-Audio products, in particular from increases in the control surface, guitar product, keyboard and USB I/O product lines.

        The Consumer Video segment was formed in the third quarter of 2005 with our acquisition of Pinnacle; therefore, there is no comparable data for the first two quarters of 2005. All of the revenues for the three- and six-month periods ended June 30, 2006 represent revenue from the Pinnacle consumer business acquired in August 2005. Net revenues for the Consumer Video segment for the first quarter of 2006 was $29.1 million. Net revenues remained flat from the first to second quarter of 2006, as a result of decreased revenues from the home editing product line, offset by increased revenues from the TV viewing product line. The decreased revenues from the home editing product line are due to the lingering impact of quality issues surrounding our introduction of Pinnacle Studio version 10 in the third quarter of 2005. During the first and second quarters of 2006, we made improvements to the Pinnacle Studio product. We are beginning to see improved user satisfaction ratings following our recently introduced Pinnacle Studio Titanium edition software, but these improvements have not yet materialized into increased revenues. The increase in revenues from the TV viewing products was primarily due to the release of new PCTV products across Europe, increased consumer demand during the 2006 World Cup tournament and a focused introduction of our PCTV products into the U.S. during the three months ended June 30, 2006.

        Net revenues derived through indirect channels were 73% for both the three- and six-month periods ended June 30, 2006 compared to 69% and 68%, respectively, for the same periods in 2005. The increase in indirect selling is due primarily to the acquisition of Pinnacle, whose consumer products are sold almost exclusively through indirect channels.

        For the three- and six-month periods ended June 30, 2006, international sales accounted for 55% and 56% of our net revenues, respectively, compared to 54% and 55% of our net revenues, respectively, for the same periods in 2005. International sales increased by $36.6 million, or 42%, and $67.3 million, or 37% for the three- and six-month periods ended June 30, 2006, respectively, compared to the corresponding 2005 periods. The increase in international sales occurred in Europe, Asia and Canada, and is primarily due to the acquisition of Pinnacle, which has a significant portion of its sales in Europe and Asia.

Gross Profit

        Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing and distribution of finished products; warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and royalties for third-party software and hardware included in our products. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange rate fluctuations.

        The following is a summary of our cost of revenues and gross margin percentages for the three and six-month periods ended June 30, 2006 and 2005:

                                        Three Months Ended June 30,
                              -------------------------------------------------
                                            (dollars in thousands)
                                                                         Gross
                                         Gross               Gross      Margin
                                2006    Margin %    2005    Margin %   % Change
                              --------- -------- ---------- -------- ----------
Product cost of revenues       $93,819    52.6%    $61,244    56.8%     (4.2%)
Services cost of revenues       13,812    43.1%     10,027    45.5%     (2.4%)
Amortization of technology       5,016        -        282       -         -
                              ---------          ----------
      Total                   $112,647    49.3%    $71,553    55.3%     (6.0%)
                              =========          ==========


                                         Six Months Ended June 30,
                              -------------------------------------------------
                                            (dollars in thousands)
                                                                         Gross
                                         Gross               Gross      Margin
                                2006    Margin %    2005    Margin %   % Change
                              --------- -------- --------- --------- -----------
Product cost of revenues      $185,180    52.8%   $122,141    57.8%      (5.0%)
Services cost of revenues       27,127    43.5%     20,097    45.5%      (2.0%)
Amortization of technology      10,096        -        563        -         -
                              ---------          ---------
      Total                   $222,403    49.5%   $142,801    56.2%      (6.7%)
                              =========          =========

        The decrease in the product gross margin percentage for the three- and six-month periods ended June 30, 2006, as compared to the same periods in 2005, primarily reflects changes in product mix largely due to the acquisition of the Pinnacle consumer business, as well as reduced product pricing due to competitive pressures. Product gross margins were also negatively impacted by an increased number of sales promotions, which were partially offset by increased volumes.

        The decrease in the services gross margin for the three and six-month periods ended June 30, 2006, as compared to the same periods in 2005, primarily reflects the impact of the Pinnacle acquisition which has lower services gross margins. Amortization of technology included in the cost of sales primarily represents the amortization of developed technology assets resulting from the August 2005 Pinnacle acquisition.

Costs and Expenses

        Beginning in the first quarter of 2006, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.4 million and $8.9 million resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in our condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2006, respectively (in thousands):

                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     --------------------------    -------------------------
                                        2006           2005           2006          2005
                                     ------------   -----------    -----------   -----------
Product cost of revenues                $   131         $   -        $   270       $     -
Services cost of revenues                   208             -            427             -
Research and development expense          1,272            67          2,607           150
Marketing and selling expense             1,230           205          2,533           440
General and administrative expense        1,513           400          3,023           924
                                     ------------   -----------    -----------   -----------
                                        $ 4,354         $ 672        $ 8,860       $ 1,514
                                     ============   ===========    ===========   ===========

        As of June 30, 2006, there was $33.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under our stock-based compensation plans. This cost will be recognized over the next four years. We expect this amount to be amortized as follows: $8.8 million during the remainder of 2006, $12.7 million in 2007 and $12.1 million thereafter. See Note 7 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the three- and six-month periods ended June 30, 2005.

Research and Development

                                          Three Months Ended June 30,
                                 -----------------------------------------------
                                             (dollars in thousands)
                                   2006        2005
                                  Expenses    Expenses     Change     % Change
                                 ----------- ----------- ----------- -----------

Research and development            $35,617      $24,910    $10,707       43.0%

As a percentage of net revenues       16.0%        15.6%       0.4%


                                           Six Months Ended June 30,
                                 -----------------------------------------------
                                             (dollars in thousands)
                                   2006        2005
                                  Expenses    Expenses     Change     % Change
                                 ----------- ----------- ----------- -----------

Research and development            $71,113      $49,589    $21,524       43.4%

As a percentage of net revenues       16.2%        15.2%       1.0%

        Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses. For the three- and six-month periods ended June 30, 2006, the increase in research and development expenditures was primarily due to an increase in personnel-related and facilities costs, primarily resulting from the acquisition of Pinnacle in August 2005. We also incurred increased stock-based compensation expense of $1.2 million and $2.5 million for the three- and six-month periods ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in research and development expense as a percentage of revenues relates to the increase in stock-based compensation in 2006, as well as to the other spending increases noted above.

Marketing and Selling

                                           Three Months Ended June 30,
                                  ----------------------------------------------
                                              (dollars in thousands)
                                    2006        2005
                                   Expenses    Expenses     Change     % Change
                                  ----------- ----------- ----------- ----------

Marketing and selling                $52,583      $38,452    $14,131       36.7%

As a percentage of net revenues        23.7%        24.0%     (0.3%)


                                            Six Months Ended June 30,
                                  ----------------------------------------------
                                              (dollars in thousands)
                                    2006        2005
                                   Expenses    Expenses     Change     % Change
                                  ----------- ----------- ----------- ----------

Marketing and selling               $102,495      $76,294    $26,201       34.3%

As a percentage of net revenues        23.3%        23.4%     (0.1%)

        Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, and facilities costs. For the three- and six-month periods ended June 30, 2006, the increase in marketing and selling expenses, as compared to the same periods last year, was primarily due to higher spending for advertising, trade shows and other marketing programs, as well as higher personnel-related costs, including salaries and related taxes, benefits and commissions, in large part due to the acquisition of Pinnacle in August 2005. We also spent more on consulting and other outside services during the three- and six-month periods ended June 30, 2006 as compared to the corresponding periods in 2005. In addition, we incurred increased stock-based compensation expense of $1.0 million and $2.1 million for the three- and six-month periods ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006.

General and Administrative

                                          Three Months Ended June 30,
                                 -----------------------------------------------
                                             (dollars in thousands)
                                   2006        2005
                                  Expenses    Expenses     Change     % Change
                                 ----------- ----------- ----------- -----------

General and administrative          $15,853      $10,471     $5,382       51.4%

As a percentage of net revenues        7.1%         6.5%       0.6%


                                           Six Months Ended June 30,
                                 -----------------------------------------------
                                             (dollars in thousands)
                                   2006        2005
                                  Expenses    Expenses     Change     % Change
                                 ----------- ----------- ----------- -----------

General and administrative          $30,990      $20,773    $10,217       49.2%

As a percentage of net revenues        7.0%         6.4%       0.6%

        General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs. For the three- and six-month periods ended June 30, 2006, the increase in general and administrative expenditures was due in large part to higher personnel-related costs, as well as higher facilities-related costs and depreciation, all primarily resulting from our acquisition of Pinnacle in August 2005. We also incurred increased stock-based compensation expense of $1.1 million and $2.1 million for the three- and six-month periods ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006.

Restructuring and Other Costs

        In March 2006, we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling function and the research and development function, were notified that their employment would be terminated. The purpose of the program was to maximize the efficiency of our organizational structure. In connection with this action, we recorded a charge of $1.1 million in the statement of operations. The estimated annual cost savings expected to result from this restructuring action is approximately $2.9 million.

In-process Research and Development

        During the six months ended June 30, 2006, we recorded in-process research and development, or R&D, charges of $0.3 million related to the acquisition of Medea. This in-process R&D charge represents product development efforts that were underway at Medea at the time of the acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. Upon completion of the acquisition, Medea did not have a completed product design or working model for this in-process technology, and we determined that there was no future alternative use for the technology beyond the stated purpose of the specific R&D project. Therefore, we expensed the Medea in-process R&D during the three months ended March 31, 2006.

        The key assumptions used in the Medea valuation consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release and a risk-adjusted discount rate. The discount rate considers risks such as delays bringing the products to market and competitive pressures. For purposes of valuing the in-process R&D of Medea, we used a discount rate of 20%.

Amortization of Acquisition-Related Intangible Assets

                                       Three Months Ended June 30,
                                   ------------------------------------
                                         (dollars in thousands)
                                      2006         2005        Change
                                   ------------ ------------ -----------

Amortization of intangible assets       $8,993      $1,875      $7,118

As a percentage of net revenues           4.0%        1.2%        2.8%


                                        Six Months Ended June 30,
                                   ------------------------------------
                                         (dollars in thousands)
                                      2006         2005        Change
                                   ------------ ------------ -----------

Amortization of intangible assets      $17,738      $3,748     $13,990

As a percentage of net revenues           4.0%        1.1%        2.9%

        Included in amortization of intangible assets is $5.0 million and $10.1 million, respectively, for the three- and six-month periods ended June 30, 2006, and $0.3 million and $0.6 million, respectively, for the three- and six-month periods ended June 30, 2005, for amortization of developed technology which is recorded within cost of revenues. Acquisition-related intangible assets result from acquisitions accounted for under the purchase method of accounting and include customer-related intangibles, developed technology, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years; or 2) the straight-line method over each product's remaining respective useful lives. The increase in amortization expense for the three- and six-month periods ended June 30, 2006 reflects acquisitions that occurred during 2005 and 2006 as discussed below.

        For our Sundance acquisition, we allocated the $12.7 million purchase price to the acquired net tangible and intangible assets based on their fair values as of the consummation of the acquisition. As part of the purchase accounting allocation, we recorded $5.6 million of amortizable identifiable intangible assets, consisting of completed technology, customer relationships, trademarks and trade names, and a non-compete covenant.

        For our Medea acquisition, we allocated the $9.1 million purchase price to the acquired net tangible and intangible assets based on their fair values as of the consummation of the acquisition. As part of the purchase accounting allocation, we recorded $3.8 million of amortizable identifiable intangible assets, consisting of completed technology, customer relationships, non-compete covenants and order backlog.

        For our Pinnacle acquisition, we allocated the total Pinnacle purchase price of $441.4 million to the acquired net tangible and intangible assets based on their fair values as of the consummation of the acquisition. The determination of these fair values included management's consideration of a valuation of Pinnacle's intangible assets prepared by an independent valuation specialist. As part of the purchase accounting allocation, we recorded $90.8 million of amortizable identifiable intangible assets, consisting of completed technologies, customer relationships and trade names.

Other Income (Expense), Net

                                           Three Months Ended June 30,
                                        -----------------------------------
                                              (dollars in thousands)
                                           2006        2005       Change
                                        ----------- ----------- -----------

Other income (expense), net                 $1,881       $1,179       $702

As a percentage of net revenues               0.8%         0.7%       0.1%


                                            Six Months Ended June 30,
                                        -----------------------------------
                                              (dollars in thousands)
                                           2006        2005       Change
                                        ----------- ----------- -----------

Other income (expense), net                 $3,852       $2,016     $1,836

As a percentage of net revenues               0.9%         0.6%       0.3%

        Other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

        The increase in other income and expense for the three- and six-month periods ended June 30, 2006 was primarily due to increased interest income earned on higher average cash and marketable securities balances.

Provision for Income Taxes, Net

                                     Three Months Ended June 30,
                                 -----------------------------------
                                       (dollars in thousands)
                                    2006        2005       Change
                                 ----------- ----------- -----------

Provision for income taxes, net        $731         $685        $46

As a percentage of net revenues        0.3%         0.4%     (0.1%)


                                      Six Months Ended June 30,
                                 -----------------------------------
                                        (dollars in thousands)
                                    2006        2005       Change
                                 ----------- ----------- -----------

Provision for income taxes, net      $2,084       $2,114      ($30)

As a percentage of net revenues        0.5%         0.6%     (0.1%)

        Our effective tax rate was 21% and 5%, respectively, for the three-month periods ended June 30, 2006 and 2005 and 26% and 6%, respectively, for the six-month periods ended June 30, 2006 and 2005. The tax provisions for the six-month periods ended June 30, 2006 and 2005 were substantially comprised of taxes payable by our foreign subsidiaries and generally non-cash tax provisions for Federal and state tax on anticipated U.S taxable profits. The increase in the effective tax rate for the six months ended June 30, 2006, as compared to the same period of 2005, results from: (1) an increased foreign effective tax rate, (2) an increase in the Federal and state provisions caused by the absence of net operating loss carry-forwards available to offset current year profits as a result of the utilization of such carry-forwards and the related valuation allowance recognized in prior years' tax provisions and (3) the impact of lower profit before tax caused by increased acquisition related amortization and the implementation of SFAS 123(R) requiring the expensing of stock-based compensation as we generally recognize no significant U.S. tax benefit from these expenses due to the full valuation allowance on our U.S deferred tax assets. Except for a minimal amount of state tax payments, the Federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carry-forwards available from additional paid-in capital related stock option deductions and acquisition related net operating loss carry-forwards.

         The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes", requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of June 30, 2006, the level of historical U.S. losses after deductions for stock compensation and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets.

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

        Excluding the impact of the valuation allowance, our effective tax rate would have been 25% and 32%, respectively, for the three-month periods ended June 30, 2006 and 2005 and 29% and 30%, respectively, for the six-month periods ended June 30, 2006 and 2005. These rates differ from the Federal statutory rate of 35% primarily due to income in foreign jurisdictions which have lower tax rates.


LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations in recent years through cash flows from operations as well as from stock option exercises. As of June 30, 2006, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $238.1 million.

        With respect to cash flow, net cash provided by operating activities was $23.5 million for the six months ended June 30, 2006, compared to $38.2 million for the same period in 2005. During the six months ended June 30, 2006, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and stock-award compensation, partially offset by an increase in inventories and a decrease in accrued expenses. During the six months ended June 30, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization, as well as an increase in deferred revenue, partially offset by an increase in inventories and a decrease in accrued expenses.

        Accounts receivable increased by $3.2 million to $143.9 million at June 30, 2006 from $140.7 million at December 31, 2005. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2005 to 58 days at June 30, 2006. The increase in days sales outstanding was primarily attributable to the relative proportion of solution sales in each period, which was higher in the quarter ended December 31, 2005 than in the quarter ended June 30, 2006. These sales are typically paid prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized. The increase in days sales outstanding is also due to higher concentration of revenue in the last two weeks of the quarter ended June 30, 2006 compared to the quarter ended December 31, 2005.

        At June 30, 2006 and December 31, 2005, we held inventory in the amounts of $122.0 million and $96.8 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase from December 31, 2005 of approximately $25 million was attributable to several operating initiatives. For the past year, we have transitioned our products to comply with the European Union's
Directive on the Restriction of Hazardous Substances, or RoHS Directive. Due to concern about possible slippage with key suppliers upon the RoHS effective date of July 1, 2006, we transferred additional pre-RoHS compliant inventory to Europe during the three months ended June 30, 2006. We also had a higher inventory balance due to inventory build-up for new product introductions expected in the third quarter of 2006, in-transit inventory related to a new outsourced manufacturing program in Asia and inventory related to the Sundance and Medea acquisitions. We expect the net inventory balance to decline by year-end. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

        Net cash flow used in investing activities was $10.2 million for the six months ended June 30, 2006 compared to $1.4 million for the same period in 2005. The increase in net cash flow used in investing activities for the six months ended June 30, 2006 was primarily the result of our acquisition of Sundance for $12.7 million in cash and our acquisition of Medea for $9.1 million in cash, partially offset by net proceeds resulting from the sale and purchase of marketable securities. In July 2006, we acquired Sibelius for cash consideration of approximately 12.4 million pounds sterling
($23 million).

        We purchased $9.1 million of property and equipment during the six months ended June 30, 2006 compared to $8.2 million in the same period of 2005. Purchases of property and equipment in both quarters consisted primarily of computer hardware and software to support our research and development activities and information systems.

        During the six months ended June 30, 2006 and 2005, we generated cash of $4.1 million and $8.9 million, respectively, from financing activities, primarily from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

        In connection with non-acquisition related restructuring activities during 2005 and prior periods, as of June 30, 2006, we have future cash obligations of approximately $12.9 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $3.8 million at June 30, 2006 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. Additionally, we have restructuring-related severance obligations of $0.7 million in connection with restructuring activities in the first quarter of 2006. The severance payments will be made during 2006 while the lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations.

        In connection with the Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.3 million. As of June 30, 2006, we have future cash obligations of approximately $2.3 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $1.1 million and $1.4 million related to acquisition-related severance and lease obligations, respectively. The severance payments will be made during 2006. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. All payments related to restructuring actions are expected to be funded through working capital. See Note 11 of the Condensed Consolidated Financial Statements in Item 1 for the activity in the restructuring and other costs accrual for the six months ended June 30, 2006.

        A stock repurchase program was approved by our board of directors effective July 21, 2006. Under this program, we were authorized to repurchase up to $50 million of our common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of our common stock repurchased from July 25, 2006 through the completion date. The stock repurchase program was funded through working capital.

        Our cash requirements vary depending upon factors such as our planned growth, capital expenditures, acquisitions of businesses or technologies and obligations under past restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on favorable terms.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2006, the Financial Standards Accounting Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. We have not yet completed our evaluation of the impact of adoption on our financial position or results of operations.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on our financial position or results of operations.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of June 30, 2006, we did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

        In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". We are considering whether to adopt the alternative transition method provided in the FASB Staff Position, or FSP, for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We are currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless we elect the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. We expect to complete our evaluation by December 31, 2006.

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

        At June 30, 2006, we had foreign-exchange forward contracts outstanding with an aggregate notional value of $58.3 million, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese Yen, Australian Dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the six months ended June 30, 2006, net losses of $4.1 million resulting from forward-exchange contracts were included in results of operations, offset by net transaction and remeasurement gains on the related assets and liabilities of $3.8 million. As of June 30, 2006, we also had a foreign-exchange forward contract with a notional value of $23 million to hedge our net investment in our Canadian subsidiary. At June 30, 2006, the fair value of this forward contract was ($0.5) million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

        A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

        At June 30, 2006, we held $238.1 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities, commercial paper and U.S. government and government agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        Our management considers the acquisition of Pinnacle Systems, Inc. on August 9, 2005 to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through June 30, 2006 and considers the internal controls and procedures of Pinnacle to have a material effect on our internal control over financial reporting. The Company has executed an extension of our Sarbanes-Oxley Act Section 404 compliance program to include Pinnacle's operations in fiscal 2006. We do not consider our acquisitions of Sundance and Medea, each completed during the six months ended June 30, 2006, to have a material effect on our internal control over financial reporting.

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

We may not be able to realize the expected benefits of our acquisition of Pinnacle Systems. As a result of our acquisition of Pinnacle Systems, Inc. in 2005, we face challenges in several areas that could have an adverse effect on our business. For example, some of the assumptions that we relied upon, such as the achievement of operating synergies and revenue growth, may not be realized. We have encountered and may continue to encounter difficulties, unforeseen costs and delays involved in integrating the Pinnacle business, including:

     o failure to successfully manage relationships with customers and with important third parties;
     o failure of customers to continue using the products and services of the combined company; and
     o potential impairment charges to write-down the carrying amount of goodwill and other intangible assets.

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

        As a result of our acquisition of Pinnacle in 2005, a material portion of our future revenue will come from sales to consumers of home video editing and viewing products. In addition, M-Audio has expanded its sales channel to include sales of its audio products through the consumer channel. The market for these consumer video and audio products is highly competitive and we expect to face price-based competition from competitors selling similar products. Although we acquired experienced personnel through our acquisitions of M-Audio and Pinnacle, Avid's prior experience in the consumer market is limited. If we are not successful marketing to consumers, our operating results could suffer. Furthermore, sales of consumer electronics and software typically increase in the second half of the year, reaching their peak during the year-end holiday season. As a result, to the extent we increase sales of our video and audio products through consumer channels, we expect to experience greater seasonality in our revenues.

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

        We regularly introduce new products, as well as upgrades and enhancements to existing products. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers and distributors, about the uses and benefits of these products. The future success of certain of our video products, such as Symphony(TM) Nitris(R), Media Composer(R) Adrenaline(TM) HD and Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors that utilize the high definition standard. Other risks involved with offering new products in general include, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. For example, we experienced initial quality issues with the introduction of Pinnacle Studio version 10. There can be no assurance that the improvements we have implemented will adequately address these issues or that customers will accept the improvements. In addition, we occasionally introduce products in new markets, where we have little experience and may not overcome any barriers to entry. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

The digital broadcast business is large, geographically dispersed and highly competitive, and we may not be successful in growing our customer base or predicting customer demand in this business.

        We continue to enhance our status in the digital broadcast business. In this business, in addition to or in lieu of discrete point products, customers often seek complex solutions involving highly integrated components, including the configuration of unique workflows, from a single or multiple vendors. Success in this business will require, among other things, creating and implementing compelling solutions and developing a strong, loyal customer base.

        In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation and support resources to ensure their successful and timely fulfillment. As the broadcast business converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short term meeting our customers' needs. Meanwhile, our competitors may devote greater resources to the broadcast business than we do, or may be able to leverage their presence more effectively. If we are unsuccessful in our continued expansion within the digital broadcast business or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

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

Recent and potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

        As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our core markets or allow us to enter new markets. For example, in 2005, we acquired Pinnacle and in 2006, we acquired Sundance and Medea. The risks associated with such acquisitions include, among others:

      o difficulty in assimilating the operations, policies and personnel of the target companies;
      o failure to realize anticipated returns on investment, cost savings and synergies;
      o diversion of management's time and attention;
      o potential dilution to existing stockholders, if we issue common stock or other equity rights in the acquisition;
      o potential loss of key employees of the target company;
      o difficulty in complying with a variety of foreign laws and regulations, if so required;
      o impairment of relationships with customers or suppliers;
      o risks associated with contingent payments and earn-outs;
      o possibility of incurring debt and amortization expenses, as well as impairment charges, related to goodwill and other intangible assets; and
      o unidentified issues not discovered in due diligence, which may include product quality issues and legal contingencies.

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

We are subject to risks associated with compliance with environmental regulations.

         Many of our products are subject to various international, federal and state laws governing the presence of chemical substances in these products and the proper recycling of such products. We could incur substantial costs, including penalties and fines, or our products could be enjoined from entering certain jurisdictions, if we fail to comply with these environmental laws.

        Our product design and procurement operations are becoming increasingly complex as we adjust to new and future requirements relating to the composition of our products, including the restrictions on lead, mercury, cadmium and certain other substances under the Directive on the Restriction of Hazardous Substances, or the RoHS Directive, which applies to products put on the market in the European Union, or EU, as of July 1, 2006, and similar legislation currently proposed in other jurisdictions, such as China, South Korea and Australia, and certain states within the United States. The ultimate costs of complying with the RoHS Directive and similar environmental laws and the timing of these costs are difficult to predict.

        We could also face significant costs and liabilities in connection with product labeling and recycling legislation. The EU has enacted the Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, which requires producers of certain electrical goods, including some of our products, to label and be financially responsible for the collection, recycling, treatment and disposal of these goods. The WEEE Directive became effective on August 13, 2005, although to date not all EU countries have adopted rules implementing the WEEE Directive. Our potential liability resulting from the WEEE Directive and similar environmental legislation in other jurisdictions, including the United States, China and Japan, could be substantial and could have a material adverse effect on our results of operations.

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

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. Changes from current accounting regulations, as well as the judgments and methods we use to implement them, may have a significant effect on our reported financial results. Furthermore, changes in the rules regarding accounting for stock-based compensation, which took effect on January 1, 2006, have resulted in higher operating expenses and lower earnings per share compared to prior periods.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of stockholders on May 24, 2006. At the meeting, George H. Billings and Nancy Hawthorne were reelected as Class I Directors. The vote with respect to each nominee is set forth below:

                             Total Vote For    Total Vote Withheld
                             Each Director     From Each Director
                             --------------    -------------------

              Mr. Billings     40,225,989            139,809
              Ms. Hawthorne    38,448,012          1,917,786

The additional directors whose term of office continued after the meeting are David A. Krall, Pamela F. Lenehan, Elizabeth M. Daley, John V. Guttag and Youngme E. Moon.

        In addition, the stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors by a vote of 40,286,013 shares for, 64,887 shares against and 14,898 shares abstaining.

ITEM 6.     EXHIBITS

#10.1 Form of Nonstatutory Stock Option Grant Terms and Conditions (Form for Non-Employee Directors) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on May 31, 2006)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
* Documents filed herewith
# Management contract or compensatory plan

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AVID TECHNOLOGY, INC.

Date:  August 9, 2006        By:   /s/ Paul J. Milbury
                                   ------------------------------------------
                                   Paul J. Milbury
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


Date:  August 9, 2006        By:   /s/ Joel E. Legon
                                   --------------------------
                                   Joel E. Legon
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------


#10.1 Form of Nonstatutory Stock Option Grant Terms and Conditions (Form for Non-Employee Directors) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on May 31, 2006)

*31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
* Documents filed herewith
# Management contract or compensatory plan