Form 10-Q
period 2006-09-30
AVID TECHNOLOGY INC
filed 2006-11-09
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-21174

__________________

Avid Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2977748 (I.R.S. Employer Identification No.)

Avid Technology Park, One Park West

Tewksbury, Massachusetts 01876

(Address of Principal Executive Offices, Including Zip Code)

(978) 640-6789

(Registrant’s Telephone Number, Including Area Code)

__________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2006 was 40,993,400.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

This Form 10-Q includes forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, about our performance. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Part II - Item 1A. Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Product	$203,274	$183,658	$595,597	$472,975
Services	27,959	20,762	75,932	57,497
Total net revenues	231,233	204,420	671,529	530,472

Cost of revenues:
Product	99,202	82,133	284,382	204,274
Services	13,968	11,587	41,095	31,684
Amortization of intangible assets	6,208	3,854	16,304	4,417
Total cost of revenues	119,378	97,574	341,781	240,375
Gross profit	111,855	106,846	329,748	290,097

Operating expenses:
Research and development	35,250	29,636	106,363	79,225
Marketing and selling	50,641	44,601	153,136	120,895
General and administrative	16,021	12,188	47,011	32,961
Amortization of intangible assets	3,298	2,544	10,940	5,729
Restructuring costs (recoveries)	(1,620)	1,997	(554)	1,997
In-process research and development	569	32,390	879	32,390
Total operating expenses	104,159	123,356	317,775	273,197

Operating income (loss)	7,696	(16,510)	11,973	16,900

Interest income	1,977	1,618	6,190	3,478
Interest expense	(137)	(66)	(324)	(255)
Other income (expense), net	(8)	167	(183)	512
Income (loss) before income taxes	9,528	(14,791)	17,656	20,635
Provision for income taxes, net	5,935	2,966	8,018	5,080
Net income (loss)	$3,593	$(17,757)	$9,638	$15,555

Net income (loss) per common share – basic	$0.09	$(0.46)	$0.23	$0.43
Net income (loss) per common share – diluted	$0.08	$(0.46)	$0.22	$0.41

Weighted-average common shares outstanding – basic	41,531	38,935	41,978	36,381
Weighted-average common shares outstanding – diluted	42,281	38,935	42,845	38,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$72,747	$123,073
Marketable securities	86,984	115,357
Accounts receivable, net of allowances of $22,326 and $22,233 at
September 30, 2006 and December 31, 2005, respectively	149,073	140,669
Inventories	134,390	96,845
Deferred tax assets, net	573	528
Prepaid expenses	9,926	8,548
Other current assets	15,687	16,657
Total current assets	469,380	501,677

Property and equipment, net	39,362	38,563
Intangible assets, net	110,451	118,676
Goodwill	424,735	396,902
Other assets	6,421	6,228
Total assets	$1,050,349	$1,062,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,759	$43,227
Accrued compensation and benefits	27,365	27,841
Accrued expenses and other current liabilities	48,774	55,443
Income taxes payable	20,589	13,027
Deferred revenues	67,235	62,863
Total current liabilities	208,722	202,401

Long-term liabilities	20,105	20,048
Total liabilities	228,827	222,449

Contingencies (Note 9)

Stockholders’ equity:
Common stock	423	421
Additional paid-in capital	944,911	928,703
Accumulated deficit	(80,282)	(88,795)
Treasury stock at cost, net of reissuances	(47,924)	—
Deferred compensation	—	(1,830)
Accumulated other comprehensive income	4,394	1,098
Total stockholders’ equity	821,522	839,597
Total liabilities and stockholders’ equity	$1,050,349	$1,062,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,638	$15,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,527	21,971
Provision for (recoveries of) doubtful accounts	(609)	687
In-process research and development	879	32,390
Loss (gain) on disposal of fixed assets	147	(55)
Compensation expense from stock grants and options	13,256	2,042
Equity in loss (income) of non-consolidated company	203	(254)
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,582)	(363)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(1,083)	(23,516)
Inventories	(34,740)	(16,744)
Prepaid expenses and other current assets	1,098	2,348
Accounts payable	(3,357)	530
Income taxes payable	7,559	3,783
Accrued expenses, compensation and benefits and other liabilities	(11,039)	(9,172)
Deferred revenues	(1,230)	10,103
Net cash provided by operating activities	22,667	39,305

Cash flows from investing activities:
Purchases of property and equipment	(14,711)	(12,916)
Payments for other long-term assets	(886)	(782)
Payments for business acquisitions, including transaction costs, net of cash acquired	(43,351)	(5,049)
Cash received in business acquisition, including transaction costs, net of cash paid	—	24,942
Purchases of marketable securities	(53,198)	(77,962)
Proceeds from sales of marketable securities	82,422	48,662
Net cash used in investing activities	(29,724)	(23,105)

Cash flows from financing activities:
Payments on capital lease obligations	(74)	(64)
Purchases of common stock for treasury	(50,043)	—
Proceeds from issuance of common stock under employee stock plans	5,736	10,995
Net cash (used in) provided by financing activities	(44,381)	10,931

Effect of exchange rate changes on cash and cash equivalents	1,112	(1,215)
Net increase (decrease) in cash and cash equivalents	(50,326)	25,916
Cash and cash equivalents at beginning of period	123,073	76,558
Cash and cash equivalents at end of period	$72,747	$102,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1D.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2005 was derived from Avid’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2005 in its 2005 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation; the financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. As disclosed in the Company’s 2005 Annual Report on Form 10-K, during 2005, the Company began reclassifying certain European administrative expenses as general and administrative expense rather than as marketing and selling expense. During 2006, the Company began reclassifying the long-term portion of certain liabilities from the captions ‘deferred revenues’ and ‘accrued expenses and other current liabilities’ to ‘long-term liabilities’ in the Condensed Consolidated Balance Sheets. See Note 6 for the amounts included in long-term liabilities for each period presented.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax asset valuation allowances. Actual results could differ from those estimates.

In connection with preparation of the accompanying condensed consolidated financial statements, the Company concluded that it was appropriate to classify its investments in variable rate demand note securities as marketable securities.  Previously, such investments were classified as cash and cash equivalents.  Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $30.0 million and $10.9 million of variable rate demand note securities at September 30, 2006, and December 31, 2005, respectively, and to include such amounts as marketable securities.  In addition the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities.  As a result, cash used in investing activities increased by $19.1 million and $8.8 million for each of the nine-month periods ended September 30, 2006 and 2005, respectively.  This change in classification does not affect previously reported cash flows from operations or from financing activities.

On July 28, 2006, the Company acquired Sibelius Software Limited (“Sibelius”), a UK-based music applications software company and a leading provider of music notation software in the education and professional markets. The acquisition of Sibelius will allow Avid to broaden the Company's Audio segment product offerings and accelerate its expansion into the educational market. The results of operations of Sibelius have been included in the Company’s results of operations since the acquisition date (see Note 3).

On April 13, 2006, the Company acquired Sundance Digital, Inc. (“Sundance”), a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment. The results of operations of Sundance have been included in the Company’s results of operations since the acquisition date (see Note 3).

On January 12, 2006, the Company acquired Medea Corporation (“Medea”), a California-based provider of low cost storage solutions for real-time media applications. The results of operations of Medea have been included in the Company’s results of operations since the acquisition date (see Note 3).

2.	NET INCOME PER COMMON SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$3,593	$(17,757)	$9,638	$15,555

Weighted-average common shares outstanding - basic	41,531	38,935	41,978	36,381
Weighted-average potential common stock:
Options	750	—	867	1,722
Warrant	—	—	—	114
Weighted-average common shares outstanding - diluted	42,281	38,935	42,845	38,217

Net income (loss) per common share – basic	$0.09	$(0.46)	$0.23	$0.43
Net income (loss) per common share – diluted	$0.08	$(0.46)	$0.22	$0.41

For the three- and nine-month periods ended September 30, 2006 and 2005, certain stock options, warrants, and restricted stock and restricted stock units have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive. Common stock equivalents that were considered anti-dilutive securities and excluded from the diluted net income per share calculations, were as follows, on a weighted-average basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options	2,618	4,230	2,554	786
Warrant	1,155	1,155	1,155	—
Unvested restricted stock and restricted stock units	226	—	176	—
Total anti-dilutive common stock equivalents	3,999	5,385	3,885	786

3.        ACQUISITIONS

Sibelius

On July 28, 2006, the Company acquired all the outstanding shares of Sibelius Software Limited, a UK-based music applications software company and a leading provider of music notation software in the education and professional markets, for cash, net of cash acquired, of $20.3 million, plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. The Company performed a preliminary allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process research and development (“R&D”) and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. The total goodwill of $14.0 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering its products to Sibelius’ education customer base and by offering Sibelius’ products to its customer base, is reported within the Audio segment and is not deductible for tax purposes.

The Company used the income approach to determine the values of the acquired intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, generally cash flows discounted to present value. This approach typically uses a projection of revenues and expenses attributed to the intangible asset to calculate a potential income stream which is then discounted using a rate of return that is based on the weighted-average cost of capital factored for the risk, or uncertainty, associated with achieving the projected income stream. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the perceived ability to accurately estimate future revenues and expenses. Projections of revenues and expenses and the determination of the appropriate discount rate reflect management's best estimates of these factors at the time of the valuation. The weighted-average discount rate (or rate of return) used to determine the value of Sibelius’ intangible assets was 17% and the effective tax rate used was 40%.

The amortizable identifiable intangible assets include developed technology of $6.6 million, customer relationships of $1.8 million and a trade name of $0.8 million. The values of the customer relationships and trade name are both being amortized on a straight-line basis over their estimated useful lives of six years. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of four years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately five years. Amortization expense for these intangibles totaled $0.3 million for both the three- and nine-month periods ended September 30, 2006 and accumulated amortization was $0.3 million at September 30, 2006. The allocation of $0.5 million to in-process R&D was expensed during the three months ended September 30, 2006 and represents technology that had not yet reached technological feasibility and had no alternative future use.

Sundance

On April 13, 2006, Avid acquired all the outstanding shares of Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment, for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. The Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the third quarter of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily related to accounts receivable reserves. Accordingly, the Company recorded an additional liability of $0.6 million and a corresponding increase to goodwill. The total goodwill of $10.4 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Sundance’s broadcast automation products to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

The Company used the cost approach to determine the value of the developed technology and used the income approach to determine the values of the other acquired intangible assets. While the income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value, the cost approach is based on the economic principles of substitution and price equilibrium and requires an estimation of the costs required to reproduce the intangible asset which is reduced for depreciation of the asset. The weighted-average discount rate (or rate of return) used to determine the value of Sundance’s intangible assets was 20% and the effective tax rate used was 35%.

The amortizable identifiable intangible assets include developed technology of $3.9 million, customer relationships of $1.0 million, non-compete agreements of $0.4 million and trademarks and trade name of $0.3 million. The values of the customer relationships, non-compete agreements and trademarks and trade name, which were determined using the income approach, are being amortized on a straight-line basis over their estimated useful lives of six years, two years and six years, respectively. The value of the developed technology, which was determined using the cost approach, is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately four years. Amortization expense for these intangibles totaled $0.4 million and $0.8 million, respectively, for the three- and nine-month periods ended September 30, 2006, and accumulated amortization was $0.8 million at September 30, 2006.

Medea

On January 12, 2006, Avid acquired all the outstanding shares of Medea Corporation, a California-based provider of local storage solutions for real-time media applications, for cash of $8.9 million plus transaction costs of $0.2 million. The Company performed a preliminary allocation of the total purchase price of $9.1 million to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the second and third quarters of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily related to accruals for employee terminations. Accordingly, the Company recorded additional net liabilities of $0.2 million and a corresponding increase to goodwill. The total goodwill of $7.3 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Medea’s RAID (Redundant Array of Independent Disks) storage solutions to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

The Company used the income approach to determine the value of the intangible assets, using a weighted-average discount rate (or rate of return) of 19% and an effective tax rate of 35%. The amortizable identifiable intangible assets include developed technology of $2.7 million, customer relationships of $0.7 million, order backlog of $0.3 million and non-compete agreements of $0.1 million. The customer relationships, order backlog and non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of six years, one-half year and two years, respectively. Developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of two and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three years. Amortization expense for these intangibles totaled $0.4 million and $1.3 million, respectively, for the three- and nine-month periods ended September 30, 2006, and accumulated amortization was $1.3 million at September 30, 2006. The allocation of $0.3 million to in-process R&D was expensed during the three months ended March 31, 2006.

Pinnacle

In August 2005, Avid completed the acquisition of California-based Pinnacle Systems, Inc. (“Pinnacle”), a supplier of digital video products to customers ranging from individuals to broadcasters. Avid paid $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. The Company has included Pinnacle’s broadcast and professional offerings, including the Deko on-air graphics system and the MediaStream playout server, into its

Professional Video segment and has formed a new Consumer Video segment that offers Pinnacle’s consumer products, including Pinnacle Studio and other products.

During 2005, the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $123.1 million to identifiable intangible assets (including $32.3 million of in-process R&D) and the remaining $226.5 million to goodwill. During the first nine months of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventory reserves and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $4.7 million increase in the value of the net assets acquired and a corresponding decrease to goodwill. The purchase price allocation was complete as of September 30, 2006.

The identifiable intangible assets, with the exception of the in-process R&D, which was expensed at the time of acquisition, are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted-average amortization period for these intangible assets in total is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years; or 2) the straight-line method over each product’s remaining respective useful life. Amortization expense for these intangibles totaled $6.5 million and $19.1 million, respectively, for the three- and nine-month periods ended September 30, 2006 and $4.5 million for both the three- and nine-month periods ended September 30, 2005. Accumulated amortization was $31.7 million at September 30, 2006.

The goodwill of $221.8 million resulting from the purchase price allocation reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid Professional Video products. $87.5 million of the goodwill has been assigned to the Company’s Professional Video segment and $134.3 million has been assigned to the Consumer Video segment. This goodwill is not deductible for tax purposes and will not be amortized for financial reporting purposes, in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH (“Wizoo”), a Germany-based provider of virtual instruments for music producers and sound designers. The total purchase price of $5.1 million was allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. The amortizable identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangibles totaled $0.1 million and $0.3 million, respectively, for the three- and nine-month periods ended September 30, 2006 and accumulated amortization was $0.5 million at September 30, 2006. The in-process R&D of $0.1 million was expensed during the quarter ended September 30, 2005. The goodwill of $4.4 million, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company’s Audio segment and is not deductible for tax purposes.

As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million ($1.2 million), dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. As of September 30, 2006, four engineering milestones have been met and $0.8 million has been recorded as additional purchase price.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sibelius, Sundance, Medea, Pinnacle and Wizoo have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three- and nine-month periods ended September 30, 2005 as if the acquisitions of Pinnacle, Sibelius, Sundance and Medea had occurred at the beginning of 2005. Pro forma results of operations giving effect to the Wizoo acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2005, or of future results.

(in thousands except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net revenues	$221,419	$682,946

Net loss	($8,179)	($37,061)

Net loss per share:
Basic	($0.20)	($0.89)
Diluted	($0.20)	($0.89)

Included in the pro forma net income reported above for the nine-month period ended September 30, 2005 is a charge of $32.3 million for in-process R&D related to the Pinnacle acquisition.

The following unaudited pro forma financial information presents the results of operations for the three- and nine-month periods ended September 30, 2006 as if the acquisitions of Sibelius and Sundance had occurred at the beginning of 2006. Pro forma results of operations giving effect to the Medea acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2006, or of future results.

(in thousands except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net revenues	$232,175	$680,902

Net income	$3,773	$7,415

Net income per share:
Basic	$0.09	$0.18
Diluted	$0.09	$0.17

Amortizing Identifiable Intangible Assets

As a result of the Company’s acquisitions, amortizing identifiable intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$66,299	$(31,814)	$34,485	$52,698	$(14,606)	$38,092
Customer relationships	71,701	(13,528)	58,173	68,200	(6,755)	61,445
Trade names	21,315	(4,295)	17,020	20,245	(1,993)	18,252
Non-compete covenants	1,704	(1,322)	382	1,200	(818)	382
License agreements	560	(169)	391	560	(55)	505
Order backlog	340	(340)	—	—	—	—
	$161,919	$(51,468)	$110,451	$142,903	$(24,227)	$118,676

Amortization expense related to all intangible assets in the aggregate was $9.5 million and $6.4 million, respectively, for the three-month periods ended September 30, 2006 and 2005, and $27.2 million and $10.1 million, respectively, for the nine-month periods ended September 30, 2006 and 2005. The Company expects amortization of these intangible assets to be approximately $9 million for the remainder of 2006, $31 million in 2007, $19 million in 2008, $15 million in 2009, $12 million in 2010, $10 million in 2011 and $14 million thereafter.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts receivable	$171,399	$162,902
Less:
Allowance for doubtful accounts	(3,058)	(4,847)
Allowance for sales returns and rebates	(19,268)	(17,386)
	$149,073	$140,669

The allowance for doubtful accounts represents a reserve for estimated bad debt losses resulting from the inability of customers to make required payments for products or services. When evaluating the adequacy of this allowance, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends. The allowance for sales returns and rebates, which includes allowances for estimated returns, exchanges and credits for price protection, are provided as a reduction of revenues in the same period that related revenues are recorded, based upon the Company’s historical experience. To date, actual returns and other allowances have not differed materially from management’s estimates.

The accounts receivable balances as of September 30, 2006 and December 31, 2005 are net of approximately $29 million and $17 million, respectively, which represent amounts for large solution and certain distributor sales that have been invoiced but for which revenue has not been earned and payment is not due.

5.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$44,680	$26,878
Work in process	8,708	13,040
Finished goods	81,002	56,927
	$134,390	$96,845

As of September 30, 2006 and December 31, 2005, the finished goods inventory includes inventory at customer locations of $15.1 million and $11.5 million, respectively, associated with product shipped to customers for which revenue has not yet been recognized.

6.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Long-term deferred tax liabilities	$10,465	$9,372
Long-term deferred revenue	4,052	3,171
Long-term deferred rent	3,501	3,644
Long-term accrued restructuring	2,087	3,861
	$20,105	$20,048

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. Certain plans allow for options to be granted at below market price under certain circumstances, although this is typically not the Company’s practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of September 30, 2006, 2,571,418 shares of common stock remain available to cover future stock option grants under the Company’s stock-based compensation plans, including 2,189,293 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, the Company is required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company is also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the market price of the Company’s common stock at the date of grant. In connection with the acquisition of M-Audio in August 2004, the Company granted options to certain M-Audio employees at exercise prices that were less than the market price of the Company’s common stock at the date of grant. The Company recorded the difference between the exercise prices and the fair values of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options, as deferred compensation. The resulting deferred compensation is being expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of the Company’s common stock at the date of grant, which is being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the three- and nine-month periods ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$(17,757)	$15,555
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	528	2,042
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,199)	(16,923)
Pro forma net income (loss)	$(23,428)	$674

Net income per share:
Basic-as reported	$(0.46)	$0.43
Basic-pro forma	$(0.60)	$0.02
Diluted-as reported	$(0.46)	$0.41
Diluted-pro forma	$(0.60)	$0.02

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.4 million and $13.3 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in the Company’s condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2006, respectively (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Product cost of revenues	$128	$398
Services cost of revenues	196	623
Research and development expense	1,280	3,887
Marketing and selling expense	1,232	3,765
General and administrative expense	1,560	4,583
	$4,396	$13,256

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.97%	4.14%	4.89%	3.99%
Expected volatility	34.59%	51.00%	35.54%	50.86%
Expected life (in years)	4.29	4.24	4.43	4.13
Weighted-average fair value of options granted	$13.24	$17.88	$14.61	$22.95

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by the Company has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of the Company’s stock, based on the implied volatility of long-term (nine to thirty-nine month term) exchange traded options, which is consistent with the requirements of SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company believes that using a forward-looking, market-driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock. The risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

Based on the Company’s historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for both the three- and nine-month periods ended September 30, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

Information with respect to options granted under all stock option plans is as follows:

	Nine Months Ended September 30, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	4,220,174	$36.65

Granted	254,750	$40.40
Assumed in Sibelius acquisition	34,581	$8.45
Exercised	(281,654)	$16.44
Forfeited	(142,799)	$40.29
Canceled	(42,215)	$51.01
Options outstanding at September 30, 2006	4,042,837	$37.77	7.19	$36,305

Options vested at September 30, 2006 or expected to vest	3,920,827	$37.54	7.14	$36,030

Options exercisable at September 30, 2006	2,510,044	$34.77	6.41	$30,954

Options assumed through the acquisition of Sibelius had exercise prices below the Company's average market price on the date of acquisition. The weighted-average fair value of the assumed options was $27.65 which was determined using the Black-Scholes option pricing model assuming an expected volatility of 34.32%, a risk-free interest rate of 5.01% and an expected life of 2.55 years for the remaining vesting.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $5.8 million. Cash received from the exercise of stock options for the nine months ended September 30, 2006 was $4.6 million. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine months ended September 30, 2006, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes the status of the Company’s non-vested restricted stock units as of December 31, 2005 and changes during the nine months ended September 30, 2006:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2005	—	—

Granted	207,757	$47.01
Vested	—	—
Forfeited	(4,940)	$47.01
Non-vested at September 30, 2006	202,817	$47.01	3.44	$7,385

The following table summarizes the status of the Company’s non-vested restricted stock as of December 31, 2005 and changes during the nine months ended September 30, 2006:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2005	15,000	$56.72

Granted	8,618	$47.01
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2006	23,618	$53.18	2.60	$860

As of September 30, 2006, there was $31.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $4.6 million during the remainder of 2006, $13.9 million in 2007 and $13.1 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.34 years.

The Company’s Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of September 30, 2006, 299,139 shares remain available for issuance under this plan. Based on the plan design, the Company’s Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

8.	STOCK REPURCHASE

A stock repurchase program was approved by the Company’s board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of the Company’s common stock repurchased from July 25, 2006 through the completion date. The average price per share, including commissions, paid for the shares of common stock repurchased under this program was $34.94. The stock repurchase program was funded using the Company’s working capital. At September 30, 2006 and December 31, 2005, the outstanding shares of the Company's common stock, net of treasury shares, were 41.0 million and 42.1 million, respectively.

9.	CONTINGENCIES

Avid receives inquiries from time to time with regard to possible patent infringement claims. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

In April 2005, Avid was notified by the Korean Federal Trade Commission (“KFTC”) that a former reseller, Neat Information Telecommunication, Inc. (“Neat”), had filed a petition against a subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc., the parent company of Avid Technology Worldwide, Inc. The cases will proceed in parallel, with judgment expected at the same time. Neat alleged damages of approximately $1.1 million, plus interest and attorneys' fees. The Company has filed answers to the complaints denying Neat’s allegations. Avid believes that Neat's claims are without merit and intends to vigorously defend itself in these actions. Avid cannot predict the outcome of these actions at this time and, accordingly, no costs have been accrued for any possible loss contingency.

On or about September 26, 2006, Roman Koller filed a complaint against the Company's subsidiary, Sibelius Software Limited, in the District Court of Munich, Germany. The complaint has not yet been served, nor has the Company received a copy of the complaint. Correspondence with Mr. Koller included allegations that German patent DE4143257C2 was infringed by the "FlexiTime" feature in a particular Sibelius product. The Company cannot predict the outcome of this matter, but believes that its disposition will not have a material adverse effect on its financial position. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled “Iconic Audiovisual Data Editing Environment.” The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. Prior to the filing of this complaint, the Company was unaware of Mr. Blumenau’s allegations. The complaint has not yet been served. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company’s products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

As permitted under Delaware law and pursuant to Avid's Third Amended and Restated Certificate of Incorporation, as amended, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

The Company currently has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of September 30, 2006, of $3.5 million. On September 25, 2006, the Company and the landlord entered into an amendment to the lease for this facility that allowed a reduction of the letter of credit to $0.75 million, provided the Company was not in default of the lease. The Company is currently in the process of changing the amount of the letter of credit to $0.75 million. Once it is changed, the letter of credit will remain in effect at $0.75 million throughout the remaining lease period, which extends to September 2014. As of September 30, 2006, the Company was not in default of this lease.

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2006 and December 31, 2005, Avid’s maximum recourse exposure totaled approximately $12.4 million and $13.0 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates applied to the funded amount outstanding at period end. At both September 30, 2006 and December 31, 2005, the Company’s accrual for estimated losses was $1.8 million.

Avid provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company’s products is generally 90 days to one year, but can extend up to five years depending on the manufacturer’s warranty or local law.

The following table sets forth the activity in the product warranty accrual account (in thousands):

	Nine Months Ended September 30,
	2006	2005
Accrual balance at beginning of period	$6,190	$2,261

Acquired product warranty	67	3,510
Accruals for product warranties	3,994	3,458
Cost of warranty claims	(4,253)	(2,800)
Accrual balance at end of period	$5,998	$6,429

10.       COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company’s comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$3,593	$(17,757)	$9,638	$15,555
Net changes in:
Foreign currency translation adjustment	(446)	575	3,300	(2,611)
Unrealized gains (losses) on securities	98	4	(4)	139
Total comprehensive income (loss)	$3,245	$(17,178)	$12,934	$13,083

11.	SEGMENT INFORMATION

The Company’s organizational structure is based on strategic business units, each of which offers various products to the principal markets in which the Company’s products are sold. These business units equate to three reportable segments: Professional Video, Audio and Consumer Video. The following is a summary of the Company’s operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Professional Video:
Net revenues	$126,579	$118,924	$361,642	$318,393
Operating income	13,620	13,402	29,982	35,600

Audio:
Net revenues	$74,189	$66,986	$221,199	$193,569
Operating income	9,305	11,144	29,096	27,476

Consumer Video:
Net revenues	$30,465	$18,510	$88,688	$18,510
Operating income (loss)	(2,448)	187	(6,492)	187

Combined Segments:
Net revenues	$231,233	$204,420	$671,529	$530,472
Operating income	20,477	24,733	52,586	63,263

Certain expenses are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total operating income for reportable segments	$20,477	$24,733	$52,586	$63,263
Unallocated amounts:
Restructuring (costs) recoveries	1,620	(1,997)	554	(1,997)
In-process research and development	(569)	(32,390)	(879)	(32,390)
Stock-based compensation	(4,326)	(458)	(13,044)	(1,830)
Amortization of acquisition-related intangible assets	(9,506)	(6,398)	(27,244)	(10,146)
Consolidated operating income (loss)	$7,696	$(16,510)	$11,973	$16,900

12.	RESTRUCTURING COSTS AND ACCRUALS

During the three months ended September 30, 2006, the Company reached an agreement with the landlord of its Daly City, California facility and executed an amendment to the existing lease for that office space which extended the lease through September 2014. Based on the new terms of the amended lease and the Company's changing facilities requirements, the Company has determined that it will re-occupy the space in this facility that had previously been vacated under a 2002 restructuring plan. Accordingly, the existing $1.5 million restructuring accrual for that facility was reversed during the three months ended September 30, 2006.

In March 2006, the Company implemented a restructuring program within the Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling function and the research and development function, were notified that their employment would be terminated. The purpose of the program was to maximize the efficiency of the Company’s organizational structure. In connection with this action, the Company recorded a charge of $1.1 million. Payments to these employees were completed during the three months ended September 30, 2006, and approximately $0.1 million remaining in the related restructuring accrual was reversed.

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

The Company recorded these charges in accordance with the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million for Pinnacle in 2005 and $0.3 million for Medea in 2006 related to severance agreements and lease or other contract terminations in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such amounts recorded in connection with the Pinnacle and Medea acquisitions are reflected in the purchase price allocations for the acquisitions and any adjustments to the accruals are recorded as adjustments to goodwill (see Note 3) and are not recorded in the Company’s statement of operations.

The following table sets forth the activity in the restructuring and other costs accruals for the nine months ended September 30, 2006 (in thousands):

	Non-Acquisition Related Restructuring Liabilities		Acquisition Related Restructuring Liabilities
	Employee Related	Facilities Related	Employee Related	Facilities Related	Total
Accrual balance at December 31, 2005	$129	$4,467	$2,976	$2,785	$10,357

New restructuring activities	1,134	—	257	—	1,391
Revisions of estimated liabilities	(183)	(1,504)	(1,841)	(656)	(4,184)
Accretion	—	106	—	55	161
Cash payments for employee-related charges	(1,149)	—	(932)	—	(2,081)
Cash payments for facilities, net of sublease income	—	(1,248)	—	(1,084)	(2,332)
Foreign exchange impact on ending balance	69	207	132	138	546
Accrual balance at September 30, 2006	$—	$2,028	$592	$1,238	$3,858

The employee-related accruals at September 30, 2006 represent severance and outplacement costs to former employees that will be paid out within the next 12 months.

The facilities-related accruals at September 30, 2006 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2011 unless the Company is able to negotiate earlier terminations.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment and allows application of its provisions either by (1) restating prior financial statements or (2) recording the cumulative effect of applying the guidance as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 will be effective for fiscal years ending after November 15, 2006, or December 31, 2006 for Avid, with early application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company is currently completing its assessment of the impact of the adoption of SAB 108, but does not expect that adoption will result in either a restatement of prior year financial statements or changes in its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of September 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. The Company expects to complete its evaluation by December 31, 2006.

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” or FSP 143-1, which provides guidance on the accounting for obligations associated with the European Union, or EU, Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. The Company is in the process of registering with the member countries, as appropriate, and is still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. Avid will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on the Company’s financial position or results of operations when guidance is issued by each member country.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We develop, market, sell and support a wide range of software and hardware products for digital media production, management and distribution. Digital media are video, audio or graphic elements in which an image or sound is recorded and stored in digital values, as opposed to analog, or tape-based, signals. Our diverse range of product and service offerings enables customers to “Make, Manage and Move Media.”

Make Media. Our products help every class of user create and use video and audio assets, from the home user to the feature film professional. We are organized into strategic business units, or reportable segments, that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Our Professional Video segment offers innovative video and film editing systems, as well as 3D and special-effects software. These products enable professionals, and aspiring professionals, in the post-production and broadcast markets to manipulate moving pictures and sound in fast, easy, creative and cost-effective ways. Our Audio segment offers consumer and professional digital audio software applications and hardware systems for music, film, television, video, broadcast, streaming media and web development. These systems are based upon proprietary audio hardware, software and control surfaces, and allow users to record, edit, mix, process and master audio in an integrated manner. Our Consumer Video segment offers products for home video editing and TV viewing. Our home video editing products allow users to create, edit and share video content more easily and effectively, while our TV viewing products allow consumers to view, record and time shift television programming on their computers.

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

Our products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals, as well as by amateurs, aspiring professionals and home hobbyists. Projects produced by customers using our products have been honored with Oscar®, Emmy® and Grammy® awards, in addition to a host of other international awards. We have also received numerous awards for technical innovations, including two Oscar awards, 12 Emmy awards and a Grammy award. Oscar is a registered trademark and service mark of the Academy of Motion Picture Arts and Sciences. Emmy is a registered trademark of ATAS/NATAS. Grammy is a registered trademark of The National Academy of Recording Arts and Sciences, Inc.

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

•

On July 28, 2006, we acquired Sibelius Software Limited, a UK-based music applications software company and a leading provider of music notation software in the education and professional markets. Our acquisition of Sibelius will allow us to broaden our Audio product offerings and accelerate our expansion into the educational market.

•

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

•

On January 12, 2006, we acquired Medea Corporation, a California-based provider of local storage solutions for real-time media applications. The acquisition of Medea will allow us to provide high performance, low cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers.

Total net revenues for the first nine months of 2006 were $671.5 million, an increase of $141.1 million, or 27%, compared to the first nine months of last year. Approximately 74% of this increase represents net revenues in 2006 from Pinnacle, which was acquired in the third quarter of 2005.

Net income for the first nine months of 2006 was $9.6 million, a decrease of $5.9 million, or 38%, from $15.6 million for the same period in 2005. Net income for the first nine months of 2006 includes $28.1million of acquisition-related amortization of intangible assets and in-process research and development expense compared to $42.5 million for the same period in 2005. Our net income for the first nine months of 2006 also includes $12.3 million of stock-based compensation expense resulting from the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), on January 1, 2006. Our operating activities continue to generate positive cash flow with cash of $22.7 million provided by operating activities in the first nine months of 2006, compared to $39.3 million for the same period last year.

In our Professional Video segment, net revenues increased 14% to $362 million for the nine months ended September 30, 2006 as compared to the same period in 2005, while segment operating income decreased 16% to $30 million. Of the total revenue increase, 77% relates to our August 2005 acquisition of the Pinnacle broadcast video business. Segment operating income excludes stock-based compensation, amortization of intangible assets and in-process research and development expense, as these costs are not considered when evaluating the operating results of our segments. The decrease in operating income reflects lower gross margins, which are primarily from changes in product mix, largely due to the acquisitions of the Pinnacle and Medea businesses, as well as an unfavorable impact from foreign currency fluctuations on revenue.

In our Audio segment, net revenues increased 14% to $221 million for the nine months ended September 30, 2006 as compared to the same period in 2005, while segment operating income increased 6% to $29 million. The increase in revenues represents continued strong demand for our products in both the professional and home user markets with increased revenues from the Digidesign mixing consoles (ICON), the new live sound product line (Venue) and the M-Audio product lines.

The Consumer Video segment was formed as part of our August 2005 acquisition of Pinnacle, so comparisons of revenues and segment operating results for nine months ended September 30, 2006 to the same period in 2005 are not meaningful. For the nine months ended September 30, 2006, this segment had net revenues of $89 million and an operating loss of $6.5 million. Due to the seasonality of the consumer business, a significant portion of this segment's net revenues are received in the fourth quarter of the calendar year. We have made operational changes in this segment to address recent product reliability issues and ensure that the business runs as efficiently as possible. We have also been focusing on several operating initiatives, including marketing and sales efforts to meet consumer demand, expansion of the channel and new product development efforts. We expect to see improvement for this segment in the fourth quarter as a result of the upcoming holiday buying season and our operating initiatives.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, stock-based compensation and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies, except stock-based compensation, may be found in our 2005 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” The critical accounting policy for stock-based compensation, which follows, was added to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as a result of the adoption of SFAS 123(R) on January 1, 2006.

Stock-Based Compensation

During the first quarter of 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

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

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our stock. We believe that using a forward-looking market driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on the historical volatility of the underlying stock. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Based on our historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the three- and nine-month periods ending September 30, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated, and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

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

During the first quarter of 2006, we granted restricted stock units, rather than stock options, as part of our annual stock-based compensation program. During the first three quarters of 2006, we also granted restricted stock and stock options to new hires and for other purposes. In the future, we may grant either stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

The following is a summary of our net revenues by segment for the three- and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,
	(dollars in thousands)
	2006 Net Revenues	% of Consolidated Net Revenues	2005 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$98,789	42.7%	$98,307	48.1%	$482	0.5%
Services revenues	27,790	12.0%	20,617	10.1%	7,173	34.8%
Total	126,579	54.7%	118,924	58.2%	7,655	6.4%

Audio:
Product revenues	74,020	32.0%	66,841	32.7%	7,179	10.7%
Services revenues	169	0.1%	145	0.1%	24	16.6%
Total	74,189	32.1%	66,986	32.8%	7,203	10.8%

Consumer Video:
Product revenues	30,465	13.2%	18,510	9.0%	11,955	NM*
Total	30,465	13.2%	18,510	9.0%	11,955	NM*

Total net revenues:	$231,233	100.0%	$204,420	100.0%	$26,813	13.1%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006 Net Revenues	% of Consolidated Net Revenues	2005 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$286,501	42.7%	$261,174	49.2%	$25,327	9.7%
Services revenues	75,141	11.2%	57,219	10.8%	17,922	31.3%
Total	361,642	53.9%	318,393	60.0%	43,249	13.6%

Audio:
Product revenues	220,408	32.8%	193,291	36.4%	27,117	14.0%
Services revenues	791	0.1%	278	0.1%	513	184.5%
Total	221,199	32.9%	193,569	36.5%	27,630	14.3%

Consumer Video:
Product revenues	88,688	13.2%	18,510	3.5%	70,178	NM*
Total	88,688	13.2%	18,510	3.5%	70,178	NM*

Total net revenues:	$671,529	100.0%	$530,472	100.0%	$141,057	26.6%

* Not meaningful

Professional Video product revenues for the three-month period ended September 30, 2006 were flat overall compared to the three-month period ended September 30, 2005; however, there were variations among product families. We experienced increased revenues from our shared-storage systems and high-end editing systems, due to new product introductions of Avid Unity ISIS and Symphony Nitris in the third and fourth quarters of 2005, respectively. We also experienced a strong increase in sales of Avid Mojo, one of our portable Digital Nonlinear Accelerator hardware products. These increases were offset by decreases in our broadcast news products due to timing of revenue recognition in large deals as well as a shift in product mix to software editors with lower average selling prices. Total revenues from our Media Composer family of editing and finishing products remained relatively flat from the third quarter of 2005 to 2006; however, these revenues represented consistent unit sales of our Adrenaline HD at a reduced average selling price, offset by a full quarter of revenues from our software-only version of Media Composer, which was introduced in the second quarter of 2006. Average selling prices reflect the impact of price changes, mix of products sold and changes in foreign currency exchange rates. For the nine months ended September 30, 2006 compared to the same period in 2005, the $25.3 million increase of product revenues was primarily due to sales of Pinnacle products following our acquisition of Pinnacle in August 2005. For the nine-month period ended September 30, 2006, Pinnacle products accounted for $39.4 million of Professional Video product revenues, compared to $13.1 million for the nine-month period ended September 30, 2005.

Services revenues consist primarily of maintenance contracts, installation services and training. Professional Video services revenues resulting from the Pinnacle acquisition were $3.4 million and $2.5 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $9.7 million and $2.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The remaining increases in services revenues were due to increases in maintenance contracts sold in connection with our products, as well as increased revenue generated from professional services, such as installation services provided in connection with large broadcast news deals.

The increase in revenue for our Audio segment for the three month period ended September 30, 2006 compared to 2005 was primarily the result of increased revenues from M-Audio products, in particular from the guitar product, keyboards and control surfaces, as well as the revenues from Sibelius, which we acquired in July 2006. We also experienced increased revenues from Digidesign’s live sound mixing console, Venue, which began shipping in March 2005, as well as the new Mbox 2 Pro Home recording device, which began shipping in August 2006. These increased revenues were partially offset by decreased sales of Digidesign’s Pro Tools|HD systems, which slowed due to our transition to the Intel-based Macintosh platform. We believe customers delayed their Pro Tools|HD purchases pending evaluation of the new Mac Pro desktop computers, along with a new version of Pro Tools software to support the new machines. In addition, delayed purchases were also the result of the lack of availability of some key third-party plug-ins being revised for the new platform. We expect demand for the Pro Tools|HD systems to increase in the fourth quarter of 2006. For the nine-month period ended September 30, 2006, compared to the same period in 2005, the increase in revenues is due to increases from both our Digidesign products, including the VENUE D-Show live sound mixing console, Pro Tools|HD and Pro Tools LE products, ICON mixing consoles, as well as our M-Audio family of products.

The Consumer Video segment was formed in the middle of the third quarter of 2005 with our acquisition of Pinnacle; therefore, revenues for the three- and nine-month periods ended September 30, 2006 from 2005 are not comparable. Net revenues for the Consumer Video segment for the second quarter of 2006 were $29.1 million. Net revenues increased slightly from the second to third quarter of 2006, as a result of increased revenues from the home editing product line, offset by decreased revenues from the TV viewing product line. We believe the increased revenues from the home editing product line are a result of improvements that we have made to the Pinnacle Studio product, including our release of the Pinnacle Studio 10 Anniversary edition in Europe during the three months ended September 30, 2006. Revenues from our TV viewing products decreased in the third quarter of 2006 when compared to strong second quarter revenues which we believe were the result of new PCTV product releases across Europe and increased consumer demand during the 2006 World Cup tournament, both of which occurred in the second quarter.

Net revenues derived through indirect channels were 70% and 72% for the three- and nine-month periods ended September 30, 2006, respectively, compared to 72% and 69%, respectively, for the same periods in 2005. The increase in indirect selling for the nine-month period ended September 30, 2005 to 2006 is due primarily to the acquisition of Pinnacle, whose consumer products are sold almost exclusively through indirect channels. The decrease in indirect selling for the three-month period ended September 30, 2005 to 2006 is due to the increase of direct sales to large customers, partially offset by a full quarter of Pinnacle sales in 2006.

For both the three- and nine-month periods ended September 30, 2006, international sales accounted for 56% of our net revenues, compared to 56% and 55% of our net revenues, respectively, for the same periods in 2005. International sales increased by $15.6 million, or 14%, and $82.9 million, or 28% for the three- and nine-month periods ended September 30, 2006, respectively, compared to the corresponding 2005 periods. The increase in international sales occurred in Europe, Asia and Canada, and is primarily due to the acquisition of Pinnacle, which has a significant portion of its sales in Europe and Asia.

Gross Profit

Cost of revenues consists primarily of costs associated with the procurement of components; the assembly, testing and distribution of finished products; warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and royalties for third-party software and hardware included in our products. Cost of revenues also includes the amortization of intangible assets relating to acquired technology. The resulting gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange rate fluctuations.

The following is a summary of our cost of revenues and gross margin percentages for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	(dollars in thousands)
	2006	Gross Margin	2005	Gross Margin	Gross Margin % Change
Product cost of revenues	$99,202	51.2%	$82,133	55.3%	(4.1%)
Services cost of revenues	13,968	50.0%	11,587	44.2%	5.8%
Amortization of intangible assets	6,208	–	3,854	–	–
Total	$119,378	48.4%	$97,574	52.3%	(3.9%)

	Nine Months Ended September 30,
	(dollars in thousands)
	2006	Gross Margin	2005	Gross Margin	Gross Margin % Change
Product cost of revenues	$284,382	52.3%	$204,274	56.8%	(4.5%)
Services cost of revenues	41,095	45.9%	31,684	44.9%	1.0%
Amortization of intangible assets	16,304	–	4,417	–	–
Total	$341,781	49.1%	$240,375	54.7%	(5.6%)

The decrease in the product gross margin percentage for the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, primarily reflects changes in product mix, largely due to the acquisition of the Pinnacle consumer business, as well as reduced product pricing due to competitive pressures, which were partially offset by increased volumes.

The increase in the services gross margin for the three and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, primarily reflects higher revenue on relatively fixed personnel and facilities costs that do not tend to change at the same rate as short-term changes in revenues.

Amortization of technology included in cost of revenues represents the amortization of developed technology intangible assets, primarily from the August 2005 Pinnacle acquisition, and is described further in the Amortization of Intangible Assets section below.

Stock-Based Compensation Expense

In the first quarter of 2006, with the adoption of SFAS 123(R), we began to record stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $4.4 million and $13.3 million resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in our condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product cost of revenues	$128	$–	$398	$–
Services cost of revenues	196	–	623	–
Research and development expense	1,280	64	3,887	214
Marketing and selling expense	1,232	179	3,765	619
General and administrative expense	1,560	285	4,583	1,209
	$4,396	$528	$13,256	$2,042

As of September 30, 2006, there was $31.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under our stock-based compensation plans. This cost will be recognized over the next four years. We expect the unrecognized cost related to stock-based compensation awards granted prior to September 30, 2006 to be amortized as follows: $4.6 million during the remainder of 2006, $13.9 million in 2007 and $13.1 million thereafter. See Note 7 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the three- and nine-month periods ended September 30, 2005.

Research and Development

Research and development expenses include costs associated with the development of new products and enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses.

	Three Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Research and development	$35,250	$29,636	$5,614	18.9%

As a percentage of net revenues	15.2%	14.5%	0.7%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Research and development	$106,363	$79,225	$27,138	34.3%

As a percentage of net revenues	15.8%	14.9%	0.9%

For the three- and nine-month periods ended September 30, 2006, the increase in research and development expenses was primarily due to an increase in personnel-related and facilities costs, primarily resulting from the acquisitions that have taken place in 2005 and 2006. We also incurred increased stock-based compensation expense of $1.2 million and $3.7 million for the three- and nine-month periods ended September 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in research and development expense as a percentage of revenues relates to the increase in stock-based compensation in 2006, as well as to the other spending increases noted above.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, and facilities costs.

	Three Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Marketing and selling	$50,641	$44,601	$6,040	13.5%

As a percentage of net revenues	21.9%	21.8%	0.1%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Marketing and selling	$153,136	$120,895	$32,241	26.7%

As a percentage of net revenues	22.8%	22.8%	0.0%

For the three- and nine-month periods ended September 30, 2006, the increase in marketing and selling expenses, as compared to the same periods last year, was primarily due to higher personnel-related costs, including salaries and related taxes, benefits, commissions and travel expenses, in large part due to the acquisitions that have taken place in 2005 and 2006, as well as higher spending for advertising, trade shows and other marketing programs. During the nine-month period ended September 30, 2006, we also spent more on consulting and other outside services, as compared to the corresponding periods in 2005. In addition, we incurred increased stock-based compensation expense of $1.1 million and $3.1 million for the three- and nine-month periods ended September 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, insurance and facilities costs.

	Three Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
General and administrative	$16,021	$12,188	$3,833	31.4%

As a percentage of net revenues	6.9%	6.0%	0.9%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
General and administrative	$47,011	$32,961	$14,050	42.6%

As a percentage of net revenues	7.0%	6.2%	0.8%

For the three- and nine-month periods ended September 30, 2006, the increase in general and administrative expenditures was due in large part to higher personnel-related costs, as well as higher facilities-related costs and depreciation, all primarily resulting from our acquisitions which took place during 2005 and 2006. We also incurred increased stock-based compensation expense of $1.3 million and $3.4 million for the three- and nine-month periods ended September 30, 2006, respectively, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in general and administrative expense as a percentage of revenues relates to the increase in stock-based compensation in 2006, as well as to the other spending increases noted above.

Amortization of Intangible Assets

Intangible assets result from acquisitions accounted for under the purchase method of accounting and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method, with the exception of developed technology. Developed technology is amortized over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years; or 2) the straight-line method over each product’s remaining respective useful life.

Amortization of developed technology is recorded within cost of revenues and amortization of customer related intangibles, trade names and other identifiable intangible assets are recorded within operating expenses. Amortization of intangible assets was as follows for the three- and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$6,208	$3,854	$2,354	61.1%
Amortization of intangible assets recorded in operating expenses	3,298	2,544	754	29.6%
Total amortization of intangible assets	$9,506	$6,398	$3,108	48.6%

Total amortization of intangible assets as a percentage of net revenues	4.1%	3.1%	1.0%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$16,304	$4,417	$11,887	269.1%
Amortization of intangible assets recorded in operating expenses	10,940	5,729	5,211	91.0%
Total amortization of intangible assets	$27,244	$10,146	$17,098	168.5%

Total amortization of intangible assets as a percentage of net revenues	4.1%	1.9%	2.2%

The increases in amortization of intangible assets for both the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005, are primarily the result of increased amortization related to the acquisition of Pinnacle in August 2005 and, to a lesser extent, the acquisitions of Sibelius, Sundance and Medea in 2006. In the purchase price allocation for the Pinnacle acquisition, we recorded amortizing identifiable intangible assets totaling $90.8 million. For the Sibelius, Sundance and Medea acquisitions, we recorded amortizing identifiable intangible assets totaling $9.2 million, $5.6 million and $3.8 million, respectively.

Restructuring Costs (Recoveries)

In March 2006, we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling function and the research and development function, were notified that their employment would be terminated. The purpose of the program was to maximize the efficiency of our organizational structure. In connection with this action, we recorded a charge of $1.1 million in the statement of operations. The estimated annual cost savings expected to result from this restructuring action is approximately $2.9 million. During the three months ended September 30, 2006, we completed the payments under this restructuring and reversed approximately $0.1 million remaining in the related restructuring accrual.

During the three months ended September 30, 2006, we reached an agreement with the landlord of our Daly City, California facility and executed an amendment to the existing lease for that office space which extended the lease through September 2014. Based on the new terms of the amended lease and our changing facilities requirements, we have determined that we will re-occupy the space in this facility that had previously been vacated under a restructuring plan. Accordingly, the existing $1.5 million restructuring accrual for that facility was reversed during the three months ended September 30, 2006.

In-process Research and Development

We recorded in-process research and development, or R&D, charges of:

•	$0.5 million in the third quarter of 2006 related to the acquisition of Sibelius;

•	$0.3 million in the second quarter of 2006 related to the acquisition of Medea; and

•	$32.3 million in the third quarter of 2005 related to the acquisition of Pinnacle.

These in-process R&D charges represent those product development efforts that were underway at Sibelius, Medea and Pinnacle at the time of the respective acquisitions for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the respective acquisition dates, Sibelius, Medea and Pinnacle had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific R&D projects; therefore, the fair value of the in-process R&D efforts were expensed at the time of the respective acquisitions.

The key assumptions used in the in-process R&D valuations consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release of the product and a risk-adjusted discount rate. The discount rate is based upon the weighted average cost of capital factored for risks such as delays or uncertainties in bringing the products to market and competitive pressures. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the applications of the acquired technology. Projections of revenues and expenses, the estimated costs to complete the projects and the determination of the appropriate discount rate reflect management's best estimates of such factors at the time of the valuation. For purposes of valuing the in-process R&D of Sibelius, Medea and Pinnacle, we used discount rates of 19-%, 20% and 17%, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended September 30,
	(dollars in thousands)
	2006	2005	Change
Interest and other income (expense), net	$1,832	$1,719	$113

As a percentage of net revenues	0.8%	0.8%	0.0%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006	2005	Change
Interest and other income (expense), net	$5,683	$3,735	$1,948

As a percentage of net revenues	0.8%	0.7%	0.1%

The increase in other income and expense for the nine-month period ended September 30, 2006 was primarily due to increased interest income earned on higher average cash and marketable securities balances.

Provision for Income Taxes, Net

	Three Months Ended September 30,
	(dollars in thousands)
	2006	2005	Change
Provision for income taxes, net	$5,935	$2,966	$2,969

As a percentage of net revenues	2.6%	1.5%	1.1%

	Nine Months Ended September 30,
	(dollars in thousands)
	2006	2005	Change
Provision for income taxes, net	$8,018	$5,080	$2,938

As a percentage of net revenues	1.2%	1.0%	0.2%

Our effective tax rate, which is our tax provision as a percentage of profit before tax, was 62% and (20%), respectively, for the three-month periods ended September 30, 2006 and 2005 and 45% and 25%, respectively, for the nine-month periods ended September 30, 2006 and 2005. The tax provisions for the nine-month periods ended September 30, 2006 and 2005 were substantially comprised of taxes payable by our foreign subsidiaries and non-cash tax provisions for Federal and state tax on anticipated U.S. taxable profits. The increase in the effective tax rate for the nine months ended September 30, 2006, as compared to the same period of 2005, results from: (1) an increase in the foreign effective tax rate, (2) an increase in the Federal and state non-cash tax provisions which arose because our non-acquisition related net operating loss carry-forwards were fully utilized by the end of 2005 and there were none available to offset profits in 2006 and (3) the impact of lower profit before tax caused by increased acquisition related amortization and the implementation of SFAS 123(R) in 2006, requiring the expensing of stock-based compensation. We generally recognize no significant U.S. tax benefit from the acquisition related amortization and stock-based compensation expenses due to the full valuation allowance on our U.S. deferred tax assets. Except for a minimal amount of state tax payments, the Federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carry-forwards related to stock option deductions and acquisition related net operating loss carry-forwards.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses after deductions for stock compensation, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, “Accounting for Income Taxes,” requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of September 30, 2006, the level of historical U.S. losses after deductions for stock compensation and the level of outstanding stock options which we anticipate will generate significant U.S. tax deductions in the future, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets.

Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. In addition, because a portion of the valuation allowance was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 and SFAS 123(R), reversal of the valuation allowance related to these assets would reduce taxes payable and result in a credit to additional paid in capital within stockholders equity rather than the provision for income taxes. To the extent there is a reversal of some or all of the valuation allowance, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are all used to reduce current taxes payable.

Excluding the impact of the valuation allowance, our effective tax rate would have been 66% and (42%), respectively, for the three-month periods ended September 30, 2006 and 2005 and 49% and 92%, respectively, for the nine-month periods ended September 30, 2006 and 2005. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, and non-deductible acquisition related expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations as well as from stock option exercises. As of September 30, 2006, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $159.7 million.

With respect to cash flow, net cash provided by operating activities was $22.7 million for the nine months ended September 30, 2006, compared to $39.3 million for the same period in 2005. During the nine months ended September 30, 2006, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and stock-based compensation expense, partially offset by an increase in inventories and a decrease in accrued expenses. During the nine months ended September 30, 2005, net cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and in-process research and development, as well as an increase in deferred revenue, partially offset by increases in accounts receivable and inventories and a decrease in accrued expenses.

Accounts receivable increased by $8.4 million to $149.1 million at September 30, 2006 from $140.7 million at December 31, 2005. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2005 to 58 days at September 30, 2006. The increase in days sales outstanding was primarily attributable to the relative proportion of solution sales in each period, which was higher in the quarter ended December 31, 2005 than in the quarter ended September 30, 2006. These sales are typically paid prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized. The increase in days sales outstanding is also due to higher concentration of revenue in the last two weeks of the quarter ended September 30, 2006 compared to the quarter ended December 31, 2005.

At September 30, 2006 and December 31, 2005, we held inventory in the amounts of $134.4 million and $96.8 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase from December 31, 2005 of approximately $38 million was primarily attributable to several operating initiatives, including inventory build-up in the Consumer Video segment in preparation for the holiday season, inventory build-up for new product introductions, in-transit inventory related to a new outsourced manufacturing program in Asia, as well as additional pre-RoHS (the European Union’s Directive on the Restriction of Hazardous Substances) compliant inventory that was transferred to Europe during the second quarter of 2006. We also had a higher inventory balance due to our acquisitions of Sibelius, Sundance and Medea during 2006, as well as lower than expected sales in the third quarter of 2006. We expect the net inventory balance to decline by year-end. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $29.7 million for the nine months ended September 30, 2006 compared to $23.1 million for the same period in 2005. The net cash flow used in investing activities for the nine months ended September 30, 2006 primarily reflects cash paid, net of cash acquired, of $21.0 million, $11.4 million and $9.1 million for our acquisitions of Sibelius, Sundance and Medea, respectively, and purchases of property and equipment, partially offset by net proceeds resulting from the sale and purchase of marketable securities. The net cash flow used in investing activities for the nine months ended September 30, 2005 primarily reflects the timing of purchases and sales of marketable securities, which resulted in net purchases in the period, and the purchase of property and equipment, partially offset by net cash acquired of $24.9 related to our acquisition of Pinnacle. We purchased $14.7 million of property and equipment during the nine months ended September 30, 2006 compared to $12.9 million in the same period of 2005. Purchases of property and equipment in both quarters consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the nine months ended September 30, 2006, we used cash of $44.4 million in financing activities compared to $10.9 million provided by financing activities for the first nine months of 2005. The cash used in financing activities in 2006 is primarily the result of $50 million used for our stock repurchase program in the third quarter of 2006, partially offset by proceeds from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. The cash provided by financing activities during the first nine months of 2005 is primarily from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

A stock repurchase program was approved by our board of directors effective July 21, 2006. Under this program, we were authorized to repurchase up to $50 million of our common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of our common stock repurchased from July 25, 2006 through the completion date. The average price per share, including commissions, paid for the shares of common stock repurchased under this program was $34.94. The stock repurchase program was funded through working capital.

In connection with non-acquisition related restructuring activities during 2005 and prior periods, as of September 30, 2006, we have future cash obligations of approximately $10.3 million under leases for which we have vacated the underlying facilities. We have an associated restructuring accrual of $2.0 million at September 30, 2006 representing the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations.

In connection with the Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.3 million. As of September 30, 2006, we have future cash obligations of approximately $2.0 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $0.6 million and $1.2 million related to acquisition-related severance and lease obligations, respectively. The severance payments will be made during the next twelve months. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. All payments related to restructuring actions are expected to be funded through working capital. See Note 12 of the Condensed Consolidated Financial Statements in Item 1 for the activity in the restructuring and other costs accrual for the nine months ended September 30, 2006.

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

CONTRACTUAL OBLIGATIONS

During the quarter ended September 30, 2006, we amended the leases for our Daly City, California and Mountain View, California facilities. The Daly City lease, which was previously scheduled to expire on September 20, 2009, was extended through September 20, 2014, and the rental rate for the remainder of the original term was reduced. The Mountain View lease, which was previously scheduled to expire on December 31, 2006, was extended through December 31, 2011. Although our annual rental payments for these facilities will not increase significantly, as a result of the extension of these leases, our future contractual obligations will increase by a net amount of $31.7 million. The annual net increase (decrease) in our future contractual obligations are as follows: ($0.2 million) for 2007, ($0.3 million) for 2008, $1.7 million for 2009, $7.2 million for 2010, $7.4 million for 2011 and $15.9 million thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, or SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment and allows application of its provisions either by (1) restating prior financial statements or (2) recording the cumulative effect of applying the guidance as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 will be effective for fiscal years ending after November 15, 2006, or December 31, 2006 for Avid, with early application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We are currently completing our assessment of the impact of the adoption of SAB 108, but do not expect that adoption will result in either a restatement of our prior year financial statements or changes in our financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. We have not yet completed our evaluation of the impact of adoption on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 is not expected to have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of September 30, 2006, we did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We are considering whether to adopt the alternative transition method provided in the FASB Staff Position, or FSP, for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We are currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless we elect the transition method described in the FSP, the transition method provided in SFAS 123(R) is being followed. We expect to complete our evaluation by December 31, 2006.

In June 2005, the FASB issued Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” or FSP 143-1, which provides guidance on the accounting for obligations associated with the European Union, or EU, Directive on Waste Electrical and Electronic Equipment, or the WEEE Directive. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste associated with products in the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. We are in the process of registering with the member countries, as appropriate, and are still awaiting guidance from these countries with respect to the compliance costs and obligations for historical waste. We will continue to work with each country to obtain guidance and will accrue for compliance costs when they are probable and reasonably estimable. The accruals for these compliance costs may have a material impact on our financial position or results of operations when guidance is issued by each member country.

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

At September 30, 2006, we had foreign-exchange forward contracts outstanding with an aggregate notional value of $60.3 million, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese Yen, Australian Dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency-denominated receivables, payables and cash balances. For the nine months ended September 30, 2006, net losses of $3.7 million resulting from forward-exchange contracts were included in results of operations, offset by net transaction and remeasurement gains on the related assets and liabilities of $3.1 million. As of September 30, 2006, we also had a foreign-exchange forward contract with a notional value of $23.2 million to hedge our net investment in our Canadian subsidiary. At September 30, 2006, the fair value of this forward contract was $0.033 million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2006, we held $159.7 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities, commercial paper and U.S. government and government agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management considers the acquisition of Pinnacle Systems, Inc. on August 9, 2005 to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through September 30, 2006 and considers the internal controls and procedures of Pinnacle to have a material effect on our internal control over financial reporting. The Company has executed an extension of our Sarbanes-Oxley Act Section 404 compliance program to include Pinnacle’s operations in fiscal 2006. We do not consider our acquisitions of Sibelius, Sundance and Medea, each completed during the nine months ended September 30, 2006, to have a material effect on our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2005, we were notified by the Korean Federal Trade Commission (“KFTC”) that a former reseller, Neat Information Telecommunication, Inc. (“Neat”), had filed a petition against our subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. In addition, on October 14, 2005, Neat filed a civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc., the parent company of Avid Technology Worldwide, Inc. The cases will proceed in parallel, with judgment expected at the same time. Neat alleged damages of approximately $1.1 million, plus interest and attorneys' fees. We have filed answers to the complaints denying Neat’s allegations. We believe that the claims are without merit and we intend to defend ourselves vigorously in these actions. Because we cannot predict the outcome of these actions at this time, no costs have been accrued for any possible loss contingency.

On or about September 26, 2006, Roman Koller filed a complaint against our subsidiary, Sibelius Software Limited, in the District Court of Munich, Germany. The complaint has not yet been served, nor have we received a copy of the complaint. Correspondence with Mr. Koller included allegations that German patent DE4143257C2 was infringed by the "FlexiTime" feature in a particular Sibelius product. We cannot predict the outcome of this matter, but believe that its disposition will not have a material adverse effect on our financial position. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

On August 16, 2006, Trevor Blumenau filed a complaint against us in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled “Iconic Audiovisual Data Editing Environment.” The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. Prior to the filing of this complaint, we were unaware of Mr. Blumenau’s allegations. The complaint has not yet been served. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

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

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our prior filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We may not be able to realize the expected benefits of our acquisition of Pinnacle Systems

As a result of our acquisition of Pinnacle Systems, Inc. in 2005, we face challenges in several areas that could have an adverse effect on our business. For example, some of the assumptions that we relied upon, such as the achievement of operating synergies and revenue growth, may not be realized. We have encountered and may continue to encounter difficulties, unforeseen costs and delays involved in integrating the Pinnacle business, including:

•	failure to successfully manage relationships with customers and with important third parties;

•	failure of customers to continue using the products and services of the combined company; and

•	potential impairment charges to write-down the carrying amount of goodwill and other intangible assets.

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

As a result of our acquisition of Pinnacle in 2005, a material portion of our future revenue will come from sales to consumers of home video editing and viewing products. In addition, M-Audio has expanded its sales channel to include sales of its audio products through the consumer channel. The market for these consumer video and audio products is highly competitive and we expect to face price-based competition from competitors selling similar products. Although we acquired experienced personnel through our acquisitions of M-Audio and Pinnacle, Avid’s prior experience in the consumer market is limited. If we are not successful marketing to consumers, our operating results could suffer. Furthermore, sales of consumer electronics and software typically increase in the second half of the year, reaching their peak during the year-end holiday season. As a result, to the extent we increase sales of our video and audio products through consumer channels, we expect to experience greater seasonality in our revenues.

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

We regularly introduce new products, as well as upgrades and enhancements to existing products. We will need to continue to focus marketing and sales efforts on educating potential customers, as well as our resellers and distributors, about the uses and benefits of these products. The future success of certain of our video products, such as Symphony Nitris, Media Composer Adrenaline HD and Avid DS Nitris, which enable high-definition production, will also depend on demand for high definition content and appliances, such as television sets and monitors that utilize the high definition standard. Other risks involved with offering new products in general include, without limitation, the possibility of defects or errors, failure to meet customer expectations, delays in shipping new products and the introduction of similar products by our competitors. For example, we experienced initial quality issues with the introduction of Pinnacle Studio version 10. There can be no assurance that the improvements we have implemented will adequately address these issues or that customers will accept the improvements. In addition, we occasionally introduce products in new markets, where we have little experience and may not overcome any barriers to entry. The introduction and transition to new products could also have a negative impact on the market for our existing products, which could adversely affect our revenues and business.

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

In addition, large, complex broadcast orders often require us to devote significant sales, engineering, manufacturing, installation and support resources to ensure their successful and timely fulfillment. As the broadcast business converts from analog to digital, our strategy has been to build our broadcast solutions team in response to customer demand. To the extent that customer demand for our broadcast solutions exceeds our expectations, we may encounter difficulties in the short term meeting our customers’ needs. Meanwhile, our competitors may devote greater resources to the broadcast business than we do, or may be able to leverage their presence more effectively. If we are unsuccessful in our continued expansion within the digital broadcast business or in predicting and satisfying customer demand, our business and revenues could be adversely affected.

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

We expect sales of large, complex solutions to continue to constitute a material portion of our net revenue, particularly as news stations convert from analog, or tape-based, processes to digital formats. Our quarterly and annual revenues could fluctuate if:

•	sales to one or more of our customers are delayed or are not completed within a given quarter;

•	the contract terms preclude us from recognizing revenues relating to one or more significant contracts during a particular quarter;

•	news stations’ migrations to networked digital infrastructure slows down;

•	we are unable to complete complex customer installations on schedule;

•	our customers reduce their capital investments in our products in response to slowing economic growth; or

•	any of our large customers terminates its relationship with us or significantly reduces the amount of business it does with us.

We compete with many other enterprises and we expect competition to intensify in the future.

The business segments in which we operate are highly competitive, with limited barriers to entry, and are characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. Some of our current and potential competitors have substantially greater financial, technical, distribution, support and marketing resources than we do. Such competitors may use these resources to lower their product costs, allowing them to reduce prices to levels at which we could not operate profitably. In addition to competing based on price, our products must also compete favorably with our competitors’ products in terms of reliability, performance, ease of use, range of features, product enhancements, reputation and training. Delays or difficulties in product development and introduction may also harm our business. If we are unable to compete for our target customers effectively, our business and results of operations could suffer.

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

As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our core markets or allow us to enter new markets. For example, in 2005, we acquired Pinnacle and in 2006, we acquired Sibelius, Sundance and Medea. The risks associated with such acquisitions include, among others:

•	difficulty in assimilating the operations, policies and personnel of the target companies;

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	diversion of management’s time and attention;

•	potential dilution to existing stockholders, if we issue common stock or other equity rights in the acquisition;

•	potential loss of key employees of the target company;

•	difficulty in complying with a variety of foreign laws and regulations, if so required;

•	impairment of relationships with customers or suppliers;

•	risks associated with contingent payments and earn-outs;

•	possibility of incurring debt and amortization expenses, as well as impairment charges, related to goodwill and other intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues and legal contingencies.

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

Our revenues and gross profit are dependent on several factors, some of which are difficult to predict.

The revenue and gross profit from our products depend on many factors, including:

•	mix of products sold;

•	cost and proportion of third-party hardware and software included in such products;

•	product distribution channels;

•	acceptance of our new product introductions;

•	product offers and platform upgrades;

•	price discounts and sales promotion programs;

•	volume of sales of aftermarket hardware products;

•	costs of swapping or fixing products released to the market with defects;

•	provisions for inventory obsolescence;

•	competitive pressure on product prices;

•	costs incurred in connection with our broadcast and some of our audio solution sales, which typically have longer selling and implementation cycles;

•	timing of delivery of solutions to customers; and

•	foreign currency exchange impact on our revenues.

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

Our product design and procurement operations are becoming increasingly complex as we adjust to new and future requirements relating to the composition of our products, including the restrictions on lead, mercury, cadmium and certain other substances under the Directive on the Restriction of Hazardous Substances, or the RoHS Directive, which applies to products put on the market in the European Union, or EU, as of July 1, 2006, and similar legislation currently proposed in other jurisdictions, including China, Japan, and certain states within the United States. The ultimate costs of complying with the RoHS Directive and similar environmental laws and the timing of these costs are difficult to predict.

We could also face significant costs and liabilities in connection with product labeling and recycling legislation. The EU has enacted the Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, which requires producers of certain electrical goods, including some of our products, to label and be financially responsible for the collection, recycling, treatment and disposal of these goods. The WEEE Directive became effective on August 13, 2005, although to date not all EU countries have adopted rules implementing the WEEE Directive. Our potential liability resulting from the WEEE Directive and similar environmental legislation in other jurisdictions, including China, Japan and certain states within the United States, could be substantial and could have a material adverse effect on our results of operations.

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

We sell many of our Professional Video products and services and substantially all of our Audio and Consumer Video products and services, indirectly through resellers and distributors. In our Audio and Consumer Video segments, a few distributors account for a significant portion of the revenue in that segment. The loss of one or more key distributors could reduce our revenues. The resellers and distributors of our Professional Video segment products typically purchase Avid software and Avid–specific hardware from us and third-party components from various other vendors, in order to produce complete systems for resale. Any disruption to our resellers and distributors, or their third-party suppliers, could reduce our revenues. Increasingly, we are distributing our broadcast products directly, which could put us in competition with our resellers and distributors and could adversely affect our revenues. In addition, our resellers could diversify the manufacturers from whom they purchase products to sell to end-users, which could lead to a weakening of our relationships with our resellers and could adversely affect our revenues.

Most of the resellers and distributors of our Professional Video products are not granted rights to return products after purchase and actual product returns from such resellers and distributors have been insignificant to date. Our revenue from sales of Audio and Consumer Video products is generally derived, however, from transactions with distributors and authorized resellers that typically allow limited rights of return, inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon shipment of the related products to such distributors and resellers, based upon our historical experience. To date, actual returns have not differed materially from management’s estimates. However, if returns of our Audio or Consumer Video segment products were to exceed estimated levels, our revenues and operating results could be adversely impacted.

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

•

we are obligated to provide price protection to our retailers and distributors and, while the agreements limit the conditions under which products can be returned to us, we may be faced with product returns or price protection obligations;

•	retailers or distributors may not continue to stock and sell our consumer products; and

•	retailers and distributors often carry competing products.

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

We occasionally receive communications suggesting that our products may infringe the intellectual property rights of others. It is our practice to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, we may be unable to do so on commercially reasonable terms. If we are unable to protect our proprietary technology or unable to negotiate licenses for the use of others’ intellectual property, our business could be impaired.

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

We are members of several industry organizations, trade associations and standards consortia. Membership in these and similar groups could subject us to litigation as a result of the activities of such groups. For example, in connection with our anti-piracy program, designed to enforce copyright protection of our software, we are a member of the Business Software Alliance, or BSA. From time to time the BSA undertakes litigation against suspected copyright infringers. These lawsuits could lead to counterclaims alleging improper use of litigation or a violation of other local laws. To date, none of these lawsuits or counterclaims has adversely affected our results of operations, but, should we become involved in material litigation, our cash flows or financial position could be adversely affected.

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

The market price of our common stock has experienced volatility in the past and could continue to fluctuate substantially in the future based upon a number of factors, many of which are beyond our control. These factors include:

•	changes in our quarterly operating results;

•	shortfalls in our revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	fluctuations in investors’ perceptions of us or our competitors;

•	shifts in the markets for our products;

•	development and marketing of products by our competitors;

•	changes in our relationships with suppliers, distributors, resellers, system integrators or customers;

•	announcements of major acquisitions;

•	a shift in financial markets; and

•	global macroeconomic conditions.

Furthermore, the market prices of equity securities of high technology companies have generally demonstrated volatility in recent years and this volatility has, at times, appeared to be unrelated to or disproportionate to any of the factors above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A stock repurchase program was approved by the Company's board of directors effective July 21, 2006 and publicly announced on July 20, 2006. Under this program, the Company was authorized to repurchase up to $50 million of its common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of common stock repurchased from July 25, 2006 through the completion date. The following table is a summary of the stock repurchases for the quarter ended September 30, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (including commissions)	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
July 25 – July 31, 2006	266,500	$33.45	266,500	$41,095
August 1 – August 7, 2006	1,165,827	$35.28	1,165,827	-
Total	1,432,327	$34.94	1,432,327	-

ITEM 6.	EXHIBITS

#10.1

Executive Employment Agreement between the Company and Graham Sharp, dated October 13, 2006, (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on October 13, 2006).

#10.2

Change-in-Control Agreement between the Company and Graham Sharp, dated October 13, 2006, (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on October 13, 2006).

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

_____________________

* Documents filed herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID TECHNOLOGY, INC.

Date: November 9, 2006	By:	/s/ Paul J. Milbury
Paul J. Milbury Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2006	By:	/s/ Joel E. Legon
Joel E. Legon Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.1

Executive Employment Agreement between the Company and Graham Sharp, dated October 13, 2006, (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on October 13, 2006).

#10.2

Change-in-Control Agreement between the Company and Graham Sharp, dated October 13, 2006, (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on October 13, 2006).

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

_____________________

* Documents filed herewith

# Management contract or compensatory plan