Form 10-K
period 2006-12-31
AVID TECHNOLOGY INC
filed 2007-03-01
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(978) 640-6789

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, $.01 Par Value	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,404,257,894 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2006. The number of shares outstanding of the registrant’s Common Stock as of February 15, 2007 was 41,156,554.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

This Annual Report on Form 10-K contains a number of forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, about our performance. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors." In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products help every class of user, from the home hobbyist to the feature film professional, create and use video and audio assets. Our technology enables users to simultaneously share and manage media assets, providing real-time collaboration and cost-effective management and storage of media. Our products also allow our customers to distribute media over multiple platforms, including air, cable and the Internet.

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. The following is an overview of each business unit and the vertical markets they serve:

Professional Video.  This business unit offers innovative video and film editing systems, as well as 3D and special effects software, which allow users to manipulate moving pictures and sound in fast, creative and cost-effective ways. Our systems also offer integrated workflow, asset management and storage solutions. We market these products to a broad range of professional users, broadcast and cable companies, and corporate, government and educational users. Professional users include production and post production companies that produce feature films, commercials, entertainment and documentary programming; industrial and music videos; professional character animators; video game developers; film studios and large corporations. Our broadcast and cable customers include national and international broadcasters, such as National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation and DirectTV, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators that produce news programming.

Audio.  This business unit offers solutions for audio creation, mixing, post production, collaboration, distribution and scoring to professional music studios, project studios, film and television production and post production facilities, television and radio broadcasters, "new media" production studios (e.g., creators of DVD and web content), performance venues, corporate, government and educational facilities, as well as home hobbyists and enthusiasts. Users of our audio products include individuals just getting started in the music field, multi-platinum, award-winning recording artists, film and television production professionals and large, multinational corporations. Customers use our audio systems for a wide variety of content creation needs, including recording, editing, mixing, processing, mastering, live sound, composing and performing.

Consumer Video.  This business unit markets video editing and digital lifestyle products to the home consumer who wishes to create, edit, share, publish and view video content more easily, creatively and effectively. Our two vertical market segments include home video editing and TV viewing. The home video editing market includes novice and advanced home video editors, although corporate, government and educational institutions also use our consumer products to create, edit, view and distribute video, photographs and audio using a personal computer. Our TV viewing market includes virtually any consumer who wants to watch and record television on a personal computer.

Customers using our products have received numerous prestigious awards, including Oscar®, Emmy® and Grammy® awards. As an example, every film nominated for an Academy Award in 2006 in the categories of Best Picture, Directing, Film Editing, Sound Mixing, Visual Effects and Animated Feature used at least one of our film, audio or animation solutions. The 2006 Academy Awards also marked the sixth consecutive year that every nominee for a Sound Editing Oscar award used our Digidesign Pro Tools digital audio workstation.

In addition to our customers, Avid itself has received numerous awards for technical innovations, including two Oscars, twelve Emmys and a Grammy.

STRATEGY

Our strategy consists of four key elements: deliver best-of-breed, stand-alone products, deliver an integrated workflow for customers with multiple systems, support open standards for media and deliver excellent customer service.

Deliver Best-of-Breed, Stand-Alone Products to Content Creators.

We focus on markets where media is digitally created, edited, stored, managed and distributed. Each of our business units develop best-of-breed, stand-alone products. These products fall into three main categories:

•

Content Creation – products used for making media, including our professional and consumer video and audio editing tools, compositing and graphics systems, animation solutions and audio mixing consoles.

•

Content Management and Storage – products used for storing, sharing, managing, searching, archiving, encoding or transcoding digital media files, as well as systems used for automating production tasks.

•	Content Distribution – products that enable users to move digital media files over terrestrial, satellite and cable broadcast networks, as well as LAN, WAN and wireless networks.

We plan to strengthen our position in these areas by continuing to enhance our existing products and by introducing new products as the needs of customers grow and change. These products may be developed internally, jointly with third parties or obtained through acquisitions.

Deliver an Integrated Workflow for Customers Who Work with Multiple Systems or within Multiple-Media Disciplines.

We continue to invest significant resources in enhancing the interoperability of our broad array of products and are committed to delivering integrated solutions. For example, with Avid Unity network-based collaborative workgroups, we enable many of our Professional Video and Audio products to connect to one another to seamlessly share storage and metadata. This collaborative production environment promotes the sharing of media-production assets and information about the media, or metadata, in a seamless workflow that encompasses all the disciplines in content creation – acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution, for example, can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of our tools. The entire process, including capturing news feeds, managing scripts and sound tracks, editing video, audio and graphics, delivering the finished product to a video server for playback, automated repurposing of the story for web distribution and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of our products working together, connected in an Avid Unity workgroup.

Support Open Standards for Media, Metadata and Application Program Interfaces (APIs).

Because collaboration and interoperability are important to our customers, we seek to design all of our products so that they support a variety of established industry-wide standards, including computer platforms, operating systems, networking protocols, data compression and digital media handling formats. We are a leader in defining and developing industry standards, including Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to exchange digital media and metadata across platforms and between systems and applications. AAF saves time, simplifies project management and preserves valuable metadata. We have also introduced a high-definition encoding format, known as Avid DNxHD, which enables collaborative HD post production with the same storage bandwidth and capacity requirements as uncompressed standard-definition files. While the size of Avid DNxHD files are similar to SD files, the quality of the original HD image is preserved. The source code for Avid DNxHD technology is licensable free of charge on our website, enabling users to compile it on any platform.

Deliver Excellent Customer Service, Support and Training.

In order to succeed, we must provide experienced, accessible and knowledgeable customer service. The culture at Avid encourages every employee to focus on providing exceptional customer service. We seek to train our support staff in a broad range of applications, operating systems and storage and networking solutions. In addition, we also train our global resellers to deliver application and hardware support directly to end users. Our staff of consultants provides professional services for media industry consultation and installation services, and we offer technical training throughout the world through a network of experienced educational specialists.

To support our strategy and enable our company and customers to benefit from important industry trends, including the move to high definition (HD) in television production, the switch to all-digital production in broadcast, the growth of home-audio studios, the move to digital-audio mixing in both studio and live environments, and the growth of consumer video editing and consumption, we continue to focus on enhancing and broadening our product offerings, either through internal development or acquisitions. As part of this strategy, we made the following acquisitions in 2006:

•

Medea Corporation, a California-based provider of local-storage solutions for real-time media applications. The acquisition of Medea allows us to provide high performance, low-cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers.

•

Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment. The acquisition of Sundance allows us to offer more open and streamlined broadcast-production workflows across the entire spectrum of media acquisition, production and transmission.

•

Sibelius Software Limited, a UK-based music-applications software company and a leading provider of music notation software in the education and professional markets. Our acquisition of Sibelius allows us to broaden our Audio product offerings and accelerate our expansion into the educational market.

Previously, in August 2005, we acquired California-based Pinnacle Systems, Inc., a supplier of consumer and professional digital-video products. We’ve expanded our offerings through the integration of Pinnacle’s broadcast and professional offerings, including the Deko on-air graphics system and the MediaStream playout server. The acquisition also provided entry into the markets served by our Consumer Video business unit through which we sell Pinnacle’s consumer products, including Pinnacle Studio (application software for video editing), PCTV and other products.

In August 2004, we acquired California-based M-Audio, a leading provider of digital audio and MIDI solutions for electronic musicians and audio professionals. The acquisition of M-Audio provided our first entry point into the consumer audio and entry-level professional audio market, and allowed us to integrate M-Audio hardware with Digidesign Pro Tools software, bringing the power of our Pro Tools application to a wider audience.

PRODUCTS

The following section describes the major categories of products and brand families within each of our business units, which are also our reportable segments. Information about our reportable segments, including total revenues, operating income and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote O to our Consolidated Financial Statements in Item 8.

PROFESSIONAL VIDEO

Video and Film Editing and Finishing

Media Composer Family

This group of digital nonlinear editing products includes the Media Composer with Avid Mojo SDI and Media Composer Adrenaline systems, and Media Composer software. These products are widely used for editing prime-time television programs, commercials and films, and comprised 9%, 12% and 17% of our consolidated net revenues in 2006, 2005 and 2004, respectively.

Avid Xpress Family

The Avid Xpress family is made up of portable software-based editing systems running on Macintosh and Windows computers that include the Avid Xpress Pro and Avid Xpress Studio systems. All Avid Xpress Pro solutions can be enhanced with the Avid Mojo or Avid Mojo SDI hardware accelerators to perform the compression and decompression of video signals, as well as other tasks, freeing up host-computer processing for other video operations. The Avid Xpress family is designed to meet the needs of independent media professionals, video and film educators, Internet video developers and others involved with video and multimedia production.

Avid DS and Symphony Nitris Family

Professionals who create feature films, television programs, commercials and music videos conform and finish their projects from our offline editing systems using the Avid Symphony Nitris, Avid DS Nitris and Avid DS Assist systems. These real-time, uncompressed HD and SD solutions provide an environment for high-quality finishing and mastering, including effects and color correction.

Storage & Workgroups

Avid Unity Media Network Family

Our shared media networks offer collaborative workflows that support a wide range of DV, SD and HD formats, including the Avid DNxHD format. The product line includes the enterprise level Avid Unity ISIS (Infinitely Scalable Intelligent Storage) system, providing high scalability and availability based on industry-standard gigabit ethernet networking, the 4-gigabit fibre channel-based Avid Unity MediaNetwork for high performance in facility-class environments, and the Avid Unity LANshare system for smaller broadcast operations and post production customers. This product family accounted for approximately 10%, 10% and 12% of our consolidated net revenues in 2006, 2005 and 2004, respectively.

Local Storage Solutions

Our local storage solutions are optimized to integrate into any of our editing environments. Products include the self-contained MediaDrive rS 320/LVD and high-availability Avid VideoRAID drive arrays.

Avid Interplay Family

Avid Interplay workgroup tools bring together creative, production and business processes by fusing integrated asset management, workflow automation and security control into a single system that delivers a business-wide workflow for post production and broadcast settings of any size. The flexible set of Avid Interplay components and services paired with the Avid Interplay nonlinear workflow engine streamline collaboration and asset management, automate workflow and eliminate time-consuming production tasks.

Broadcast

Production Solutions

Our production solutions are primarily intended for news, sports, live events, magazine and similar broadcast programming and are designed to help broadcasters accelerate the production process and increase their capability and efficiency from content acquisition through editing and playout. AirSpeed Video servers and NewsCutter editors are key components of our production solutions. Avid AirSpeed ingest and playout servers provide a fast and highly scalable method for recording media directly into, and playing media from, an Avid Unity MediaNetwork or ISIS system. NewsCutter editing systems build on our core editing technology and provide capabilities specifically designed for broadcast news editing. NewsCutter Adrenaline systems are designed to handle a broader range of SD and HD editing requirements in a broadcast facility, while NewsCutter XP systems provide desktop or laptop configurations for editing in the field.

Newsroom Solutions

Our newsroom solutions are used by journalists, producers, assignment editors, reporters and presenters for researching, creating, managing and delivering television news programs. Avid iNEWS newsroom computer systems give producers and assignment editors control of an entire news production, including gathering and reading wires, e-mail and other messages, organizing assignments, writing stories and preparing news programs. iNEWS Instinct is a storytelling tool with scriptwriting, shot selection and video and audio editing specifically designed for journalists.

On-Air Graphics Solutions

Our on-air graphics solutions are used to develop and deliver real-time graphics and other visual elements for broadcast television. On-air graphics solutions include the Deko, Thunder and DekoCast product lines.

Play-to-Air Solutions

Our play-to-air solutions provide a reliable means of playing program content to air. Because play-to-air solutions are the most mission-critical of broadcast components, reliability and serviceability are primary design considerations. Our MediaStream video servers are designed to record, store, retrieve, process and play all types of digital video broadcast content. HD video playout capability is included, which simplifies the migration path to digital transmission for broadcasters.

Automation and Device Control Solutions

Our automation and device control solutions, which we acquired with Sundance Digital, enable broadcasters to produce, manage, control and play back television programming. Products include Titan, FastBreak NXT Automation and FastBreak NXT XPress, Intelli-Sat and Digital Delivery Management System (DDMS).

3D Graphics and Animation

SOFTIMAGE|XSI Family

Our character animation solutions meet the needs of the most demanding 3D production environments, including next-generation, 3D game pipelines and state-of-the-art VFX and film studios. The family includes XSI Foundation – an introductory suite of professional tools, XSI Essentials – for creative teams in need of production-quality 3D animation and effects, and XSI Advanced – a fully featured, end-to-end 3D animation and effects creation environment.

Softimage Face Robot

Face Robot software is a production toolset that simplifies the process of facial animation by creating organic skin movement, giving digital artists the ability to create lifelike and emotive characters with greater speed and accuracy.

Alienbrain Studio

Alienbrain Studio software is a multi-user file and asset management solution that allows 3D professionals to import, manage and share any kind of file, monitor the health of their database systems and control access in a collaborative environment, facilitating improved productivity for game creation and other complex workflows.

Support, Service Training & Consulting

Avid Support is our annual maintenance support offering for the Professional Video products described above. Avid Support provides software and application support to meet the needs of our customers, including isolating hardware issues, resolving software issues, providing software upgrades and generally helping our customers to fully utilize their applications. In addition to Avid Support, we offer professional services for media-industry consultation and installation services, and training programs.

AUDIO

Professional Audio

Pro Tools Digital Audio Workstation

Pro Tools is a multi-track, non-linear digital audio workstation comprising a variety of hardware options and bundled software that runs on Macintosh and Windows platforms. Pro Tools workstations provide solutions for the entire audio production process, including recording, editing, signal processing, sound synthesis, integrated surround mixing and mastering, and reference video playback. Pro Tools users work in the professional and prosumer music, film, television, radio, multimedia, DVD and Internet production markets. Pro Tools systems support a rich third-party development environment, with more than 100 development partners providing a variety of additional software and hardware add-on options.

Digidesign offers Pro Tools systems in a variety of price points and configurations, ranging from the HD Accel systems for professional music and post production, to the affordable Mbox and Digi 002 product families for home production studios. These products use industry-standard Pro Tools software, but can also run third-party software applications. In addition to a wide range of audio peripherals, our post production customers can also choose one of our Avid DNA-based video peripherals to provide reference video track playback while working within the Pro Tools software.

The Pro Tools product family accounted for approximately 15%, 18% and 24% of our consolidated net revenues in 2006, 2005 and 2004, respectively.

ICON Control Surfaces

In the large-format digital mixing console category, the Digidesign ICON (Integrated Console System) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. ICON systems can be customized to fit any studio, providing from 16 to 80 channels of simultaneous control.

Live Sound

VENUE Mixing Consoles

The VENUE product family includes products for mixing sound at live concert and theater performances, and other public address events. VENUE systems can be interconnected with Pro Tools systems to make live recordings, and include the ability to run Digidesign and third-party signal and effects processing software plug-ins. In November 2006, we extended our VENUE product line with the addition of the Profile mixing console surface, which provides an even more compact and portable touring system. Concert tours by a growing number of artists are using the system, including tours by Paul Simon, Shakira and Barbra Streisand.

Prosumer and Home Studio Audio

Our M-Audio family of digital audio and MIDI hardware and software solutions enable electronic musicians and home enthusiasts to create, perform and record audio.

Audio Interfaces

M-Audio audio interfaces dovetail with Digidesign’s Pro Tools LE product line, allowing users access to high-quality sound in and out of a computer at affordable prices. Users can create audio recordings on their personal computers using optional Pro Tools M-Powered software or with third-party software. We continued to expand this product family in 2006 by adding software and interfaces, allowing us to reach new customer segments such as DJs with our Torq software and various DJ hardware controllers and interfaces.

Keyboards

Our M-Audio USB, FireWire and wireless keyboards allow users to send MIDI messages directly to a personal computer, access sound-creation software and control a variety of other musical functions without the need for additional MIDI interface peripherals. In addition, the ProKeys family of stage piano recreates the experience of playing an acoustic grand piano with weighted hammer-action keys and high-fidelity samples.

Speakers, Microphones and Add-On Software

We also offer a variety of in-ear reference earphone monitors and self-powered monitor speakers that provide stereo or multi-channel surround monitoring aimed at the recording studio, home music hobbyist, personal computer, gaming and home theater markets. Additionally, M-Audio provides a suite of condenser and dynamic microphones. Through M-Audio, we distribute a selection of third-party software product lines that allow customers to purchase complete home recording packages from a single supplier.

Consumer Audio Creation

We offer a range of digital-lifestyle tools targeted specifically at home hobbyists interested in creating, sharing, publishing and listening to audio or music. Throughout 2006, we developed a dedicated consumer audio channel to promote sales of these M-Audio-branded products. The products include Session music creation software, the Podcast Factory bundle, Studiophile AV and StudioPro desktop speakers, the Keystation keyboard family, portable audio interfaces like the USB Transit and budget-conscious studio microphones like the M-Audio Nova.

Notation Products

Professional

Sibelius Software, which we acquired in July 2006, produces software for writing, teaching and publishing music. Sibelius's flagship Sibelius software allows written musical scores to be created, edited and published electronically and is used by composers, arrangers and other professionals who score film soundtracks. Sibelius’s G7 product provides similar functionality for guitarists who work in tablature notation, and the Scorch product allows secure Internet publishing and sales of sheet music scores.

Music Education

We offer student versions of the Sibelius notation software to assist teachers and students in learning music composition and score-writing. We also offer a range of music lessons, music theory and ear-training tools, as well as products like Groovy aimed at teaching music to children in the 5-to-12 year old age range.

CONSUMER VIDEO

Home Video Editing Products

Our consumer video-editing products contain a wide range of features that streamline the three-step "capture, enhance and share" process. For example, consumers can "drag and drop" clips to create video sequences in the order they desire, as well as add transitions between scenes, simple graphics, titles, music or narration to their personal productions.

Pinnacle Studio Family

Our Pinnacle Studio family of products consists of nonlinear video editing software and hardware tools that run on the Windows operating system. Our Pinnacle Studio editing line offers two configurations, Pinnacle Studio and Pinnacle Studio Plus. Pinnacle Studio is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends, while Pinnacle Studio Plus is intended for advanced video enthusiasts who require additional power, control and quality to create more professional looking results. The Studio Plus software also offers HD editing capabilities, as well as an add-on option that allows for the burning of HD-DVD discs. Both Pinnacle Studio products are available as stand-alone software products or bundled with a variety of video input/output hardware.

Dazzle Family

Our Dazzle line of software-editing products, which includes Dazzle DVC100, Dazzle DVC130 and Dazzle DVC170, offers an inexpensive and easy way to convert video tapes to DVD and digital movies. The DVC170 software also allows the creation of MPEG-4 videos that can be played on devices like the Sony PSP and the Apple iPod as well.

Television Viewing Products

PCTV Product Family

Our PCTV line of products allows users to view television programming on their computers wherever and whenever they choose. A television program can be viewed on its own or in conjunction with the use of other applications on the computer. PCTV To Go lets consumers view television content wirelessly through the use of a Wi-Fi network and enables them to watch the same content anywhere in the world using a standard Internet connection.

ShowCenter

Pinnacle's ShowCenter product is a digital-media receiver that expands the viewing and listening options beyond the personal computer. It allows consumers to stream videos, music and photos from a PC to a television or stereo system.

AVID SALES AND SERVICE

We market and sell our products through a combination of direct and indirect sales channels, including a network of more than 3,100 independent distributors, value-added resellers and dealers. We supplement these channels with a team of internal sales representatives directly serving select customers and markets, as well as an Internet sales strategy.

We have significant international operations with offices in 22 countries around the world. This geographic diversity allows us to draw on business and technical expertise from a global workforce and provides stability to our operations and revenue streams to offset regional economic trends. Revenues from our international operations accounted for 57%, 57% and 51% of our total net revenues for 2006, 2005 and 2004, respectively.

We generally ship our products shortly after the receipt of an order, which is typical for our industry. Historically, a high percentage of our revenue has been generated in the third month of each fiscal quarter and is concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and have not been recognized as revenue. Backlog that may exist at the end of any quarter is not a reliable indicator of future sales levels.

We have historically experienced increased sales for our consumer products in the fourth quarter due to holiday season demand. This historical pattern may not be a reliable indicator of future sales levels.

We provide customer service and support through regional telephone support centers and major-market field service representatives and indirectly through strategically located dealers, value-added resellers and authorized third-party service providers. Customers may choose from a variety of support offerings, including telephone support, quick-response on-site assistance, hardware replacement and extended warranty and software upgrades. In addition, we offer media-industry consultation and installation services. We also offer customer training which is available directly from us or through certified Avid training centers around the world. Total service and support offerings represented 11%, 11% and 10% of our consolidated net revenues in 2006, 2005 and 2004, respectively.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. We also rely on independent contractors to manufacture components and subassemblies to our specifications both in the U.S. and overseas. Our products undergo testing and quality assurance at the final assembly stage. We depend on a number of sole source vendors for certain key hardware components of our products. For the risks associated with our reliance upon certain vendors, see Item 1A "Risk Factors."

Our manufacturing facilities are located in: Tewksbury, Massachusetts; Dublin, Ireland; Menlo Park, California; Mountain View, California; and Irwindale, California. We also contract with third-party manufacturing facilities in the United States and overseas for the manufacture of some of our products and for certain component parts.

In order to comply with environmental directives such as those recently adopted or currently proposed in the European Union, China, Japan, Korea and various states within the United States, we must provide for the recycling of our products and removal of specific toxic substances that may be found in our products sold in these jurisdictions. In 2005, the expense for compliance was immaterial and in 2006 we incurred costs of approximately $3.3 million to comply with these regulations., We expect our environmental compliance costs to be immaterial in 2007. However, because these regulations are new and some jurisdictions have not finalized their implementation rules, it is difficult to predict the exact cost of compliance for 2007 and beyond, and the actual amount is subject to change. Any amounts spent for compliance will result in decreased earnings but are required in order to allow us to continue selling our products in these jurisdictions.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect it under the laws of patents, copyrights, trademarks and trade secrets as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the U.S. and in many foreign countries. As of December 31, 2006, we held 240 U.S. patents and had 103 patent applications pending with the U.S. Patent and Trademark Office with expiration dates through 2024. We have also registered or applied to register various trademarks and service marks in the U.S. and a number of foreign countries, including Avid, Media Composer, NewsCutter, Digidesign, Pro Tools, M-Audio, Softimage, XSI, Sibelius and Pinnacle Systems. Although we believe ownership of our patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business, our success relies primarily on the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end-users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain copy-protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult and software piracy is a persistent problem for us, as well as for the software industry in general. This problem is particularly acute in international markets. We participate in an anti-piracy program through the Business Software Alliance, or BSA, an external association of software vendors.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. We are committed to delivering best-in-class video, film, 3D animation and audio editing systems to meet the needs of professionals in the television, film, music, broadcast production and industrial post production markets, and of end-users in the educational, consumer and corporate markets. Our research and development efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Our systems are designed to include technology for encoding and streaming media over the Internet. Our research and development expenditures for 2006, 2005 and 2004 were $141.4 million, $111.3 million and $94.9 million, respectively.

Our research and development operations are primarily located in: Tewksbury, Massachusetts; Daly City, California; Mountain View, California; Irwindale, California; Madison, Wisconsin; Rochelle Park, New Jersey; Dallas, Texas; Braunschweig, Germany; Munich, Germany; Montreal, Canada; and Edmonton, Canada. We also employ independent contractors in the United States and abroad for some of our research and development activities.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of competitors providing different types of products to different markets.

PROFESSIONAL VIDEO

Video post production and 3D

In the TV, video and film post production markets, we compete primarily with vendors that offer similar digital editing and effects products based on standard computer platforms. These competitors include AJA Video Systems Inc., Adobe Systems Incorporated, Apple Inc., Blackmagic Design Pty. Ltd., Autodesk, Inc.’s Media and Entertainment Solutions division, Quantel Inc., Dayang Technology Development Inc. and Sony Corporation. In the 3D/animation sector, we compete with Autodesk, Inc. and NewTek, Inc.

Broadcast

In the broadcast production area, we compete with vendors of video servers and traditional broadcast equipment that offer nonlinear editing and shared storage systems, such as Apple Inc., Harris Corporation, Thomson Grass Valley, Quantel Inc. and Sony Corporation. Other vendors of competitive products targeting these markets include 360 Systems and Bit Central, Inc. Primary competitors with respect to iNEWS are The Associated Press (ENPS) and Dalet. In on-air graphics, principal competitors are Chyron Corporation, Harris Corporation and Vizrt Ltd. Our primary competitors in play-to-air servers are Thomson Grass Valley, Harris Corporation, Omneon Video Networks, EVS Broadcast Equipment and SeaChange International, Inc. We expect continued competition from these vendors as they develop and introduce digital media products.

Data Storage and Digital Asset Management

We compete in the data storage market with companies such as Advanced Digital Information Corporation (ADIC), Apple Inc., Ciprico Inc., EditShare LLC, EMC Corporation, Hewlett-Packard Development Company L.P., International Business Machines Corporation (IBM), Isilon Systems, Inc., Facilis Technology Inc., Omneon Video Networks and Rorke Data (a subsidiary of Bell Microproducts, Inc.). In digital asset management, our Alienbrain product family competes with products primarily from Perforce Software, Inc. and also with offerings from Microsoft Corporation (Visual SourceSafe) and Borland Software Corporation (StarTeam).

AUDIO

In the Audio segment, we compete primarily with suppliers of disk-based digital audio workstation software and hardware products, such as Apple Inc., MOTU, Inc. (Mark of the Unicorn), Line 6, Inc., Merging Technologies Inc. and Steinberg Media Technologies GmbH (a subsidiary of Yamaha Corporation). We also compete with manufacturers of professional analog and digital mixing consoles for studio production and live-sound mixing, including AMS Neve Ltd., DiGiCo Limited, Euphonix, Inc., Midas (a division of Telex Communications, Inc.), Solid State Logic Ltd. and Yamaha Corporation. Digidesign and M-Audio compete with manufacturers of low-cost computer-connected audio I/O hardware, such as Creative Technology Ltd., PreSonus Audio Electronics, Inc., Loud Technologies, Inc., Roland Corporation, Tascam (a division of TEAC Corporation) and Yamaha Corporation. In addition, M-Audio also competes in the categories of MIDI keyboard/controllers, MIDI interfaces, speakers, pre-amplifiers and microphones with many of these companies and others. Our Sibelius products compete with products offered by MakeMusic Inc., Notion and others.

CONSUMER VIDEO

In the Consumer Video segment, we compete primarily with video software providers Adobe Systems, Inc., Sony Corporation, Ulead Systems, Inc. and Magix AG. In the market for television tuners, we compete with ADS Technologies, Inc., Hauppauge Computer Works, Inc., ATI Technologies, Inc. and Adaptec, Inc. In the media management market, we compete with Sling Media, Inc., Apple Inc., Netgear, Inc., Sony Corporation and Microsoft Corporation.

EMPLOYEES

We employed 2,792 people as of December 31, 2006.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is filed with the Securities and Exchange Commission. Additionally, we will provide paper copies of all such filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website: www.sec.gov.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report before making an investment decision regarding our common stock. If any of the following risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Our revenues and operating results depend on several variables and may fluctuate from period to period.

Our revenues and operating results depend on several variables, which include, but are not limited to:

•	size, timing and volume of significant orders and shipments;

•	mix of products and services sold;

•	our ability to recognize revenue from large solution-based sales;

•	length of sales cycles and associated costs therewith;

•	timing and acceptance of new product introductions by us and our competitors;

•	competitive pressure on product pricing;

•	remedial costs and reputational harm associated with product defects or errors;

•	price discounts and sales promotions;

•	cost and proportion of third-party technology or components incorporated into or bundled with products sold;

•	reliance on third-party reseller and distribution channels;

•	changes in operating expenses;

•	seasonal factors, such as higher consumer demand at year-end;

•	changes in foreign currency exchange rates; and

•	price protections and provisions for inventory obsolescence extended to resellers and distributors.

The occurrence and relationship of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

We may have difficulty accurately forecasting quarterly revenues and operating results.

We have in the past had, and may in the future have, difficulty accurately forecasting quarterly revenues and operating results due, in part, to a historically high concentration of sales activity near quarter-end. Our forecasting may be further complicated by the frequency in our Professional Video segment of large, solution-based sales opportunities that encompass multiple products and services. These types of sales opportunities often include long-

term or phased implementation plans and customer acceptance frameworks that may delay, or make difficult to predict the timing of, revenue recognition. These types of sales also generally involve greater complexity than single product or service sales, and this complexity may delay sales cycles more than anticipated. If any of our quarterly forecasts of revenues or operating results proves to be inaccurate, we may fail to meet the expectations of investors and securities analysts, and the market price of our common stock may decline.

The markets in which we operate are highly competitive, and our competitors may be able to draw upon a greater depth and breadth of resources than those which are available to us.

We operate in highly-competitive markets characterized by pressure to expand feature sets and functionality, accelerate new product releases and reduce prices. Some markets, such as Consumer Video and Audio, also have limited barriers to entry. Customers consider many factors when evaluating our products relative to those of our competitors, including reliability, performance, ease of use, feature sets, functionality, reputation, training and support, and we may not compare favorably against our competitors in all cases. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in market demand or devote greater resources to the development, marketing and sale of their products than we can. The superior resources of these competitors may also allow them to realize economies of scale or other cost-saving advantages that allow them to price their products aggressively relative to our products, in which case our product sales may decline and our revenues and operating results may suffer.

Our success depends in part on our ability to adapt to dynamic market demand and continued customer acceptance of our products.

The markets in which we operate are dynamic and rapidly evolving. We continuously develop new products, as well as selectively upgrade or enhance our existing products, in an attempt to capitalize on market trends. Any new or upgraded product may require months or years of development prior to its actual introduction and may involve substantial investments of resources. Development can be a complex and uncertain process, and we may experience design, manufacturing or other difficulties that delay or prevent the introduction of products or result in even greater resource outlays. Additionally, we may fail to predict market trends correctly, fall short of customer expectations, encounter product quality issues, or, particularly with respect to new markets, underestimate barriers to entry or encounter more experienced competition, in which case our new or upgraded product introductions may fail. New or upgraded product introductions may also have a negative impact on the market for our existing products.

Recent and potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our existing markets or allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	possibility of incurring impairment charges related to goodwill and other intangible assets;

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal contingencies;

•	diversion of management’s time and attention;

•	potential dilution to existing stockholders, if we issue common stock or other equity rights in the acquisition;

•	potential loss of key employees of the acquired company;

•	difficulty in complying with a variety of foreign laws and regulations, if so required;

•	impairment of relationships with customers or suppliers; and

•	possibility of contingent payments or earn-outs.

Acquisitions often involve significant transaction-related costs, including potential hidden costs that we may not fully appreciate, and could cause disruption to our normal operations. In the future, in addition to acquisitions, we may also make debt or equity investments, and we may fail to realize anticipated returns on such investments.

Our Professional Video customers are increasingly demanding comprehensive product and service solutions from single vendors, which we may be unable to provide or successfully implement.

Our Professional Video customers are increasingly demanding comprehensive product and service solutions from single vendors, as opposed to discrete point product and service purchases from multiple vendors. This trend is being driven to a significant degree by media and broadcast organizations converting entire systems from analog, or tape-based, processes to digital formats. Our combined product and service solutions may not always be sufficiently compelling or comprehensive for our customers’ requirements, and we may need to augment our solutions with third-party products and services. Such third-party products and services may not be available to us on commercially reasonable terms or at all. To the extent we are unable to provide our customers with compelling or comprehensive product and service solutions, we may be competitively disadvantaged and our revenues and operating results may decline. Additionally, if we are unable to achieve successful and timely implementation of these solutions, our industry reputation may be diminished and our ability to secure similar sales opportunities in the future may be impaired. The size and frequency of, and competition for, these types of sales may cause our revenues to become more variable from period to period, in which case we may fail to meet the expectations of investors and securities analysts, and the market price of our common stock may decline.

To the extent we derive significant revenues from consumer markets, we may experience lower profit margins and greater revenue seasonality.

As a result of recent acquisitions and new product initiatives, we derive significant revenues from sales to consumers of home video and audio products. The market for consumer video and audio products is highly competitive and changes rapidly, and we may not have sufficient skill or experience to continue to compete effectively. Additionally, competitive and consumer-driven pricing pressure may result in lower consumer profit margins which could lower our overall profit margins. Similarly, our revenues may exhibit greater seasonality because sales of consumer electronics typically increase in the latter half of the year.

Our products may, from time to time, experience quality problems that could negatively impact our customer relationships, our market reputation and our operating results.

We offer sophisticated and complex products. Our software products, as is typical of high-end software, generally include coding defects or errors, often referred to as "bugs," which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products, from time to time, may include design or manufacturing defects that could cause them to malfunction. Although we employ various quality control measures, they may be inadequate, particularly if other business considerations, such as meeting target release-to-market dates, limit the amount of time or resources available to devote to such measures. We cannot be certain that we will be able to detect or remedy all such defects that may exist in our products. Any such defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense.

Competition for technical and management personnel is intense in our industry, and our business may suffer if we are unable to attract or retain key personnel.

Our success depends upon our ability to attract and retain talented and dedicated personnel, including members of our management team and employees in key technical positions. Competition for managerial and technical talent in the markets and geographic areas in which we operate is intense and turnover rates can be high. Our compensation, incentive and development practices may be inadequate for purposes of retaining personnel or attracting needed talent. Additionally, companies with which we compete for talent may offer potential recruits a more dynamic work environment or greater opportunity to work with, or train on, cutting-edge technology than we are able to offer. In the past, we have relied on stock option grants as one mechanism for recruiting and retaining highly-skilled talent, however, a decline in the market price for our common stock may cause stock options that we have issued to be of little or no value. Additionally, changes in accounting rules that require us to expense stock options may limit our reliance on stock options as an incentive tool in the future. If we fail to provide adequate compensation and incentives, we may be unable to compete successfully for talented and dedicated employees and our business may suffer.

A catastrophic event may significantly limit our ability to conduct business as normal.

We operate a complex, geographically dispersed business, which includes a significant personnel and facilities presence in California near major earthquake fault lines. Disruption or failure of our networks or systems, or injury or damage to our personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our ability to conduct business as normal, including our ability to communicate and transact with our customers, suppliers, distributors and resellers, and negatively impact our revenues and operating results. The threat or occurrence of a catastrophic event may create additional economic and political uncertainties that could adversely affect our business and the markets in ways that cannot be predicted. We are predominantly uninsured for losses and disruptions caused by such catastrophic events, and we may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place.

Our success depends in part on protecting our proprietary technology from third-party infringement and misappropriation.

Our ability to compete successfully and achieve future revenue growth depends in part on our ability to protect our proprietary technology. Software piracy is an ongoing concern for us, but particularly with respect to our consumer products, where we have limited ability to track license usage and transfers. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We also design some of our products to include anti-piracy features, such as required hardware components or security keys. These legal and security practices may prove to be inadequate or subject to circumvention. Additionally, the laws of certain countries in which we operate may not protect our proprietary technology to the same extent as do the laws of the United States. The unauthorized use or copying of our proprietary technology results in lost revenue to our business, and enforcement actions or litigation that we may pursue to protect our technology may be costly and time-consuming.

Our products may infringe third-party intellectual property rights.

We occasionally receive communications alleging that our products infringe third-party intellectual property rights. Although our practice is to investigate the factual basis of such allegations and negotiate licenses where necessary, licenses may not be available to us on commercially reasonable terms or at all, in which case we may be required to expend considerable resources to develop a non-infringing alternative. Until we are able to develop an alternative, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality. We also may be liable to some of our customers, resellers and distributors for damages in connection with intellectual property claims relating to our products. If any of these risks were to occur, the potential harm to our business could be substantial.

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various computer platforms, including Microsoft and Apple operating systems. To the extent that any qualified and supported platform is modified or upgraded, or we need to qualify and support a new platform, we would be required to expend additional engineering time and resources, which may add significantly to our development expenses and adversely affect our operating results.

Our use of independent contracting firms and subcontractors for certain product development and manufacturing activities may limit our control over such activities or expose us to other risks.

From time to time, we engage independent contracting firms, some of which are located in foreign countries, to perform product development activities for us to complement or support our internal development efforts. We generally own the work product developed by such firms. We also rely on subcontractors, many of which are likewise located in foreign countries, for some of our procurement and manufacturing activities. Our reliance on third parties for development and manufacturing activities may, among other risks, reduce our control over delivery schedules, order lead times, product quality and component costs.

Our revenues and operating results depend significantly on third-party reseller and distribution channels.

We distribute many of our Professional Video products, and substantially all of our Audio and Consumer Video products, indirectly through third-party resellers and distributors. With respect to our Audio and Consumer Video products, relatively few resellers and distributors account for a significant portion of our revenues. The loss of one or more of these or other key resellers or distributors may significantly reduce our revenues. Increasingly, we are distributing our Professional Video broadcast products directly to customers, which could put us in competition with our resellers and distributors, which may adversely affect these relationships. Additionally, in response to this or similar direct sales strategies that we may undertake, or for other business reasons, resellers and distributors may choose to resell our competitors’ products in addition to, or in place of, ours. Resellers and distributors of our Audio and Consumer Video products typically have limited rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon product shipment, based upon our historical experience. To date, actual returns of our Audio and Consumer Video products have not differed materially from management’s estimates. To the extent returns of our Audio or Consumer Video products exceed such estimated levels, our revenues and operating results may be adversely impacted.

We depend on the availability and proper functioning of certain third-party technology that we incorporate into or bundle with our products.

We license third-party technology for incorporation into or bundling with our products. This technology may provide us with critical or strategic feature sets or functionality. The profit margin for each of our products depends in part on the royalty, license and purchase fees we pay in connection with third-party technology. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect product sales. Third-party technology may also include open source software code that if used in combination with our own software may jeopardize our intellectual property rights. If any third-party technology license expires, is terminated or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative technology or developing our own. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

Lengthy procurement lead times and unpredictable life cycles and customer demand for some of our products may result in significant inventory risks.

With respect to many of our products, we must procure component parts and build finished inventory far in advance of product shipments. Certain of these products, particularly within our consumer markets, may have unpredictable life cycles and encounter rapid technological obsolescence as a result of dynamic market conditions. We procure product components and build inventory based upon our forecasts of product life cycle and customer demand. If we are unable to provide accurate forecasts or manage our inventory levels in response to shifts in customer demand, we may have insufficient, excess or obsolete product inventory. Insufficient product inventory may impair our ability to fulfill product orders and negatively impact our revenues. For excess or obsolete inventory, we may need to record a write-down on products and components to their realizable value, which would negatively impact our results of operations.

We purchase certain hardware components for our products from sole source suppliers.

We depend on sole source suppliers for certain key hardware components of our products. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these hardware components. If any of our sole source suppliers cease, suspend or otherwise limit production or shipment of their hardware components, or adversely modify our terms or pricing structures, our ability to sell and service our own products may be impaired. We cannot be certain that we will be able to obtain these hardware components, or acceptable substitutes, from alternative sources or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any hardware component or accommodate the inclusion of any substitute hardware component, in which case our operating results may suffer.

Our international operations expose us to significant exchange rate fluctuations and regulatory, intellectual property and other risks that may adversely affect our operating results.

We derive a significant portion of our revenues from customers outside of the United States. Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, operating results and cash flow. To hedge against the international exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency, forward-exchange contracts. The success of our hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Other risks inherent in our international operations relate to, among other things, environmental laws, regulatory practices, tax laws, trade restrictions and tariffs, as well as longer collection cycles for accounts receivable and greater difficulties in protecting our intellectual property.

We are subject to risks associated with environmental regulatory compliance.

Many of our products are subject to international, federal and state laws and regulations governing the presence of chemical substances in, and the proper recycling of, such products. Our product design and procurement operations are becoming increasingly complex as we adjust to new and future requirements relating to the composition of our products, including restrictions under the Directive on the Restriction of Hazardous Substances, or the RoHS Directive, which applies, as of July 1, 2006, to products put on the market in the European Union, and similar legislation recently adopted or currently proposed in other jurisdictions, including China, Japan, Korea and various states within the United States. Our potential liability resulting from environmental legislation may be substantial and may have an adverse effect on our operating results.

Changes in accounting rules could adversely affect our future operating results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which promulgate and interpret appropriate accounting regulations. Changes to current accounting regulations, as well as the judgments and methods we use to implement them, may have a significant effect on our reported financial results. For example, changes in the rules regarding accounting for stock-based compensation, which took effect on January 1, 2006, have had a negative effect on our reported operating expenses and earnings per share.

Our websites may subject us to legal claims that could harm our business.

Some of our websites provide interactive information and services to our customers. To the extent that materials may be posted on or downloaded from our websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories of liability based on the nature, content, publication or distribution of such materials. In addition, we may also be subject to claims for indemnification by end users in the event that the security of our websites is compromised. Our websites are available on a worldwide basis and may potentially be subject to a wide variety of international laws. The potential impact of these risks on our business could be substantial.

If we experience problems with our third-party leasing program, our revenues may be adversely impacted.

We have an established leasing program with a third party that allows qualified customers to finance purchases of our products. If this program ended abruptly or unexpectedly, some customers would likely be unable to purchase our products unless or until they were able to arrange for alternative financing. To the extent such customers were precluded from, or delayed in, making product purchases, our revenues may decline.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has experienced volatility in the past and may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	our failure to accurately forecast quarterly or annual revenues or operating results;

•	shortfalls in our revenues or earnings compared to expectations;

•	changes in investors’ perceptions of us or our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	shifts in markets or demand for our products;

•	our ability to develop and market new or upgraded products on a timely basis;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our commencement of, or our involvement in, litigation;

•	changes to our board of directors or management;

•	the volume of shares of our common stock available for public sale;

•	short sales, hedging or other derivative transactions involving shares of our common stock;

•	shifts in financial markets;

•	changes in governmental regulations; and

•	global macroeconomic conditions.

Additionally, broader financial market trends may negatively affect the market price of our common stock, regardless of our operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal corporate and administrative offices, as well as our Professional Video headquarters, are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010.

We lease office space in Daly City, California for our Audio headquarters, including its administrative, sales and marketing and research and development activities, and in Mountain View, California, for our Consumer Video headquarters including its administrative, sales and marketing and research and development activities. In Europe, we lease facilities in Iver Heath, United Kingdom for our European headquarters, including administrative, sales and support functions and in Braunschweig, Germany to accommodate the European engineering operations for our Consumer Video products. In Asia, we lease facilities in Singapore for our Asian headquarters. We also lease facilities in Dublin, Ireland and Menlo Park, California for the manufacture and distribution of our products.

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

On August 16, 2006, Trevor Blumenau filed a complaint against us in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled "Iconic Audiovisual Data Editing Environment." The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. The complaint was served on December 19, 2006, and our answer is due on March 12, 2007. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

We receive inquiries from time to time with regard to possible patent infringement claims by us. If any infringement is determined to exist, we may seek licenses or settlements. In addition, as a normal incidence of the nature of our business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. We do not believe these claims will have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is (i) the name and age of each of our executive officers; (ii) the position(s) presently held by each person; and (iii) the principal occupation held by each person for at least the past five years.

EXECUTIVE OFFICER	AGE	POSITION(S)
David A. Krall	46	President and Chief Executive Officer
Patricia A. Baker	59	Vice President of Human Resources
Gregory A. Estes	46	Vice President and Chief Marketing Officer
Jeffrey Hastings	42	Vice President and General Manager, Consumer
David M. Lebolt	50	Vice President and General Manager, Audio
Joel E. Legon	56	Vice President and Corporate Controller *
Paul J. Milbury	58	Vice President and Chief Financial Officer *
Paige Parisi	42	Vice President, General Counsel and Corporate Secretary
Sharad Rastogi	39	Vice President of Corporate Development
Michael J. Rockwell	40	Vice President and Chief Technology Officer
Graham Sharp	46	Vice President and General Manager, Avid Video

*

Mr. Milbury has notified the Company of his intention to resign from his position effective March 2, 2007. On that date, Mr. Legon will assume the titles of Acting Chief Financial Officer and Principal Financial Officer as well as continuing to serve as Corporate Controller and Principal Accounting Officer.

DAVID A. KRALL. Mr. Krall has served as President since October 1999 and Chief Executive Officer since April 2000. Previously, he served as Avid’s Chief Operating Officer from October 1999 to April 2000. Prior to that, Mr. Krall served in various capacities at Digidesign: Chief Operating Officer of Digidesign from July 1998 to October 1999, Vice President of Engineering from June 1996 to July 1998 and Director of Program Management from May 1995 to June 1996.

PATRICIA A. BAKER. Ms. Baker has served as Vice President of Human Resources since November 2002. From May 1996 to November 2002, Ms. Baker was responsible for human resource matters at Digidesign. Prior to joining Avid, Ms. Baker held senior human resources positions at major firms specializing in the medical, pharmaceutical and industrial and specialty chemical industries. Ms. Baker was also President of The Baker Group, an independent consulting firm that focused on both strategic organizational planning and executive team building.

GREGORY A. ESTES. Mr. Estes has served as Vice President and Chief Marketing Officer since December 2006. Prior to joining Avid, Mr. Estes served as a marketing consultant to Avid. Prior to that, from July 1990 to March 2006, he was Vice President of Global Marketing at Silicon Graphics Inc. Mr. Estes was also a founding member of RasterOps Corp., which developed the first color graphics boards and video capture devices for the Macintosh II in the late 1980's.

JEFFREY HASTINGS. Mr. Hastings has served as Vice President and General Manager of Consumer since August 2005. Previously, he served as Chief Operating Officer for M-Audio, a company we acquired in 2004 and now a business division within our Audio segment. Prior to joining M-Audio, Mr. Hastings served as President of Rio, part of Digital Networks North America, Inc. (DNNA); he was appointed to that position following DNNA’s acquisition of SONICblue, Inc. where he had served as Vice President of Engineering since December 2001. Mr. Hastings joined SONICblue after it acquired ReplayTV in 2001. At ReplayTV Mr. Hastings held a variety of senior executive positions, including Executive Vice President of Products responsible for engineering, sales, marketing and operations.

DAVID M. LEBOLT. Mr. Lebolt has served as Vice President and General Manager of Audio since July 2002. Previously, Mr. Lebolt held a variety of positions at Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999 and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production and has received both Clio and Emmy awards for his production work.

JOEL E. LEGON. Mr. Legon has served as Vice President and Corporate Controller since March 2006. Prior to joining Avid, Mr. Legon served in the following positions at Parametric Technology Corporation: from January 2004 to March 2006 as Senior Vice President of Finance and Corporate Controller; from November 1999 to January 2004 as Vice President of Finance and Corporate Controller; and from March 1998 to November 1999 as Corporate Controller. Prior to that, Mr. Legon held finance positions at Computervision Corporation, NEC America, Inc., Chesebrough-Ponds, Inc. and Richardson-Vicks Inc.

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

PAIGE PARISI. Ms. Parisi has served as Vice President, General Counsel and Corporate Secretary since May 2006. From June 2003 to May 2006, Ms. Parisi was Corporate Counsel for Avid. Ms. Parisi also served as our outside counsel while in private practice at Wilmer, Cutler, Pickering, Hale and Dorr LLP from 1997 to 2003.

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

MICHAEL J. ROCKWELL. Mr. Rockwell has served as Chief Technology Officer since August 2001. From December 2003 to March 2005 he also served as Vice President of Software Engineering and since March 2005 has served as Vice President. Previously, Mr. Rockwell served as Vice President and General Manager of Avid Internet Solutions from June 2000 to August 2001 and Chief Architect for Software Engineering of Digidesign from January 1997 to November 1999. Mr. Rockwell’s prior positions with Digidesign also included Director of Application Development from March 1995 to January 1997 and Director of Multi-Media Products from April 1994 to March 1995.

GRAHAM SHARP. Mr. Sharp has served as Vice President and General Manager of Avid Video since October 2006. Previously, Mr. Sharp served as our Vice President of European Sales and Operations from June 2001 until October 2006. Prior to that, Mr. Sharp was managing director at Post Impressions Ltd., a company formed in 1998 as the result of a management buyout from the hardware division of Discreet Logic. From 1996 to 1998, Mr. Sharp served in executive posts at Discreet, including the role of senior vice president, where he was responsible for the company's worldwide sales, marketing, product management and customer support operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2005 and 2006.

2005	High	Low
First Quarter	$68.35	$52.06
Second Quarter	$61.39	$47.64
Third Quarter	$56.90	$35.78
Fourth Quarter	$55.00	$37.30

2006	High	Low
First Quarter	$59.10	$41.65
Second Quarter	$44.45	$32.95
Third Quarter	$43.95	$32.05
Fourth Quarter	$40.68	$35.56

On February 15, 2007, the last reported sale price of the NASDAQ Global Select Market for our common stock was $33.14 per share. The approximate number of holders of record of our common stock at January 31, 2007 was 452. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the period indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Repurchased (1)	Average Price Paid Per Share (or Unit) (2)	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
November 1 – November 30, 2006	4,039	$39.96	-	-
December 1 – December 31, 2006	4,000	$0.01	-	-
Total	8,039	$20.08	-	-

(1)

In November 2006, the Company purchased shares of restricted stock from two employees to pay required withholding taxes upon the vesting of such restricted stock. In December 2006, the Company repurchased unvested shares of restricted stock from employees who left the Company.

(2)

The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock or the delivery date of the stock underlying restricted stock units.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2001 through December 31, 2006 with the cumulative return during the period for:

•	the NASDAQ Computer, Data Processing Index, and

•	the NASDAQ Index (all companies traded on NASDAQ Capital, Global or Global Select Markets).

This comparison assumes the investment of $100 on December 31, 2001 in Avid common stock, the NASDAQ Index and the NASDAQ Computer, Data Processing Index and assumes that dividends, if any, were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected consolidated financial data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

(in thousands except per share data)

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Net revenues	$910,578	$775,443	$589,605	$471,912	$418,719
Cost of revenues	465,894	364,687	255,496	209,373	207,236
Gross profit	444,684	410,756	334,109	262,539	211,483
Operating expenses:
Research and development	141,363	111,334	94,940	85,552	82,346
Marketing and selling	203,967	170,787	130,123	105,735	97,459
General and administrative	63,250	47,147	35,468	27,177	23,121
Amortization of intangible assets	14,460	9,194	3,641	1,316	1,153
Impairment of goodwill and intangible assets	53,000	–	1,187	–	–
Restructuring costs, net	2,613	3,155	–	3,194	2,923
In-process research and development	879	32,390	–	–	–
Total operating expenses	479,532	374,007	265,359	222,974	207,002
Operating income (loss)	(34,848)	36,749	68,750	39,565	4,481
Interest and other income, net	7,274	5,586	1,339	1,874	218
Income (loss) before income taxes	(27,574)	42,335	70,089	41,439	4,699
Provision for (benefit from) income taxes	15,353	8,355	(1,612)	550	1,700
Net income (loss)	$(42,927)	$33,980	$71,701	$40,889	$2,999

Net income (loss) per common share – basic	$(1.03)	$0.90	$2.21	$1.40	$0.11
Net income (loss) per common share – diluted	$(1.03)	$0.86	$2.05	$1.25	$0.11

Weighted-average common shares outstanding - basic	41,736	37,762	32,485	29,192	26,306
Weighted-average common shares outstanding - diluted	41,736	39,517	35,003	32,653	26,860

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Cash, cash equivalents and marketable securities	$172,107	$238,430	$155,419	$196,309	$89,034
Working capital	287,757	299,276	176,384	196,605	94,130
Total assets	997,034	1,062,046	576,234	348,119	235,803
Long-term liabilities	20,471	20,048	1,689	607	1,427
Total stockholders' equity	780,381	839,597	424,621	227,105	123,564

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Markets and Strategy

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products help every class of user, from the home hobbyist to the feature film professional, create and use video and audio assets. Our technology enables users to simultaneously share and manage media assets, providing real-time collaboration and cost-effective management and storage of media. Our products also allow our customers to distribute media over multiple platforms, including air, cable and the Internet.

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. These business units are also our reportable segments. The following is an overview of each business unit and the vertical markets they serve:

Professional Video.  This business unit offers innovative video and film editing systems, as well as 3D and special effects software, which allow users to manipulate moving pictures and sound in fast, creative and cost-effective ways. Our systems also offer integrated workflow, asset management and storage solutions. We market these products to a broad range of professional users, broadcast and cable companies, and corporate, government and educational users. Professional users include production and post production companies that produce feature films, commercials, entertainment and documentary programming, industrial and music videos, professional character animators, video-game developers, film studios and large corporations. Our broadcast and cable customers include national and international broadcasters, such as National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation and DirectTV, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators that produce news programming.

Audio.  This business unit offers solutions for audio creation, mixing, post production, collaboration, distribution and scoring to professional music studios, project studios, film and television production and post production facilities, television and radio broadcasters, "new media" production studios (e.g., creators of DVD and web content), performance venues, corporate, government and educational facilities, as well as home hobbyists and enthusiasts. Users of our audio products include individuals just getting started in the music field, multi-platinum, award-winning recording artists, film and television professionals and large, multinational corporations. Customers use our audio systems for a wide variety of content creation needs, including recording, editing, mixing, processing, mastering, live sound, composing and performing.

Consumer Video.  This business unit markets video editing and digital lifestyle products to the home consumer who wishes to create, edit, share, publish and view video content more easily, creatively and effectively. Our two vertical market segments include home video editing and TV viewing. The home video editing market includes novice and advanced home video editors, although corporate, government and educational institutions also use our consumer products to create, edit, view and distribute video, photographs and audio using a personal computer. Our TV viewing market includes virtually any consumer who wants to watch and record television on a personal computer.

Customers using our products have received numerous prestigious awards, including Oscar, Emmy and Grammy awards. As an example, every film nominated for an Academy Award in 2006 in the categories of Best Picture, Directing, Film Editing, Sound Mixing, Visual Effects and Animated Feature used at least one of our film, audio or animation solutions. The 2006 Academy Awards also marked the sixth consecutive year that every nominee for a Sound Editing Oscar award used our Digidesign Pro Tools digital audio workstation.

Our strategy consists of four key elements:

•	deliver best-of-breed, stand-alone products to content creators;

•	deliver an integrated workflow for customers who work with multiple systems or within multiple media disciplines;

•	support open standards for media, metadata and application program interfaces; and

•	deliver excellent customer service.

We continue to focus on enhancing our existing products and broadening our product offerings to satisfy customer demand for new technology across the spectrum of educational to consumer to professional markets. We continue to position ourselves and deliver new products and services to benefit from a number of important industry trends, including the move to high definition, or HD, in television production, the switch to all-digital production in broadcast, the growth of home-audio studios, the move to digital-audio mixing and the growth of consumer video editing and consumption. Our products may be developed internally or acquired through business combinations.

Financial Summary

Total net revenues for the year ended December 31, 2006 were $910.6 million, an increase of $135.2 million, or 17%, compared to the year ended December 31, 2005. Of the total revenue increase, approximately $111 million represents net revenues from recently acquired businesses, including Pinnacle, which was acquired in the third quarter of 2005, and Medea, Sundance and Sibelius, each of which was acquired during 2006. The remaining revenue increase is primarily attributable to increased revenues in our Audio segment.

For the year ended December 31, 2006, we incurred a net loss of $42.9 million, compared to net income of $34.0 million for the same period in 2005. The net loss for 2006 includes $89.5 million of acquisition-related costs, including a goodwill impairment charge, intangible asset amortization expenses and in-process research and development expenses, compared to $52.6 million of acquisition-related costs in 2005. Our net loss for 2006 also includes $15.9 million of stock-based compensation expense resulting from the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), on January 1, 2006. The remaining decrease in net income (loss) from 2005 to 2006 resulted primarily from an increase in operating expenses that was significantly higher than the year-over-year increases in revenue and to a lesser extent from decreased gross margins primarily due to a change in product mix. During 2006, our operating expenses significantly increased due to our recent acquisitions; however, revenue growth did not materialize as expected. Our operating activities continue to generate positive cash flow with cash of $33.7 million provided by operating activities in 2006, compared to $49.8 million in 2005.

In our Professional Video segment, net revenues increased $31 million, or 7%, to $479 million in 2006 as compared to 2005, while segment operating income decreased 36% to $34 million. The net-revenue increase includes revenues of approximately $36 million related to our acquisitions of Pinnacle Systems, Medea and Sundance. The offsetting net-revenues decrease of approximately $5 million primarily represents lower than expected revenue from large-solution sales, as well as changes in the product mix and average selling price in our Media Composer family. Our lower than expected revenue from solution sales was due to several factors, including the increasing size and complexity of our customer projects which has lengthened our cycle time to convert an order to revenue, customer logistics delays including changes to "on-air" dates, and delays in delivering specific customer commitments. The decrease in operating income in 2006 reflects an increase in operating expenses due to recent acquisitions and continued investment in new technologies and products, as well as lower gross margins largely due to changes in product mix. During the fourth quarter of 2006, we initiated a reorganization of the segment’s management team and a restructuring plan that we estimate will result in cost savings of approximately $6 million annually. The reorganization and restructuring actions primarily impacted the management and sales teams as the division has re-aligned its resources to more effectively serve customers. We expect to re-invest a majority of the cost savings during 2007 to fill the needs of the new management and sales teams. We anticipate that our investments and the recent reorganization will result in improved operating results for 2007.

In our Audio segment, net revenues increased by $36 million, or 14%, to $304 million in 2006 as compared to 2005, while segment operating income increased 17% to $45 million. Of the total revenue increase, approximately $7 million relates to our acquisition of Sibelius in July 2006. The remaining increase represents continued strong demand for our products in both the professional and home-user markets with increased revenues from the M-Audio and live-sound VENUE product line, as well as from sales of the Digidesign Pro Tools|HD and LE systems. The segment's operating income increased due to slightly lower operating expenses than in 2005. We expect operating expenses to increase for our Audio segment in 2007 as we invest for future growth in the division.

The Consumer Video segment was formed as part of our August 2005 acquisition of Pinnacle, so comparisons of revenues and segment operating results for 2006 to 2005 are not meaningful. For the year ended December 31, 2006, this segment had net revenues of $127 million and an operating loss of $5 million. Net revenues and operating results for 2006 were lower than expected, due in large part to product quality issues in our home editing product line. To address the product reliability issues and improve operating efficiency of the business, we made operational changes during 2006 and have been focusing on several initiatives, including product development, marketing and sales efforts to generate consumer demand, and expansion of the sales channel. During the fourth quarter of 2006, we also initiated a restructuring plan for this segment that we estimate will result in cost savings of approximately $2 million annually. Net revenues increased throughout 2006, with an expected significant increase in the fourth quarter due to the holiday buying season. We expect the Consumer Video segment’s operating results to improve for the full year of 2007.

Segment operating income excludes stock-based compensation, amortization of intangible assets, impairment of goodwill and intangible assets, in-process research and development expense and net restructuring costs. These costs are not considered when evaluating the ongoing operating results of our segments.

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Product revenues	88.8%	89.3%	89.6%
Services revenues	11.2%	10.7%	10.4%
Total revenues	100.0%	100.0%	100.0%

Cost of revenues	51.2%	47.0%	43.3%
Gross profit	48.8%	53.0%	56.7%
Operating expenses:
Research and development	15.5%	14.3%	16.1%
Marketing and selling	22.4%	22.0%	22.1%
General and administrative	6.9%	6.1%	6.0%
Amortization of intangible assets	1.6%	1.2%	0.6%
Impairment of goodwill and intangible assets	5.8%	—	0.2%
Restructuring costs, net	0.3%	0.4%	—
In-process research and development	0.1%	4.2%	—
Total operating expenses	52.6%	48.2%	45.0%
Operating income (loss)	(3.8%)	4.8%	11.7%
Interest and other income (expense), net	0.8%	0.7%	0.2%
Income (loss) before income taxes	(3.0%)	5.5%	11.9%
Provision for (benefit from) income taxes	1.7%	1.1%	(0.3%)
Net income (loss)	(4.7%)	4.4%	12.2%

We derive a significant percentage of our revenue from sales to customers outside the United States. Such international sales accounted for 57% of our net revenues for both 2006 and 2005, compared to 51% for 2004. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risk that changes in foreign currency could materially impact, either positively or adversely, our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts.

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

A significant portion of our operating expenses are fixed in the short term and we plan our expense run rate based on our expectations of future revenues. In addition, a significant percentage of our sales transactions are completed during the final weeks or days of each quarter and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate effect on our overall earnings.

See Item 1A "Risk Factors" for additional risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; allowances for bad debts and reserves for recourse under financing transactions; the valuation of inventories, business combinations, and goodwill and other intangible assets; and income tax assets. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

We generally recognize revenue from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position, or SOP, 97-2, "Software Revenue Recognition," as amended, are met. In addition, for certain transactions where our services are non-routine or essential to the delivered products, we record revenue upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within our Professional Video segment, much of our Audio segment and our Consumer Video segment we follow the guidance of SOP 97-2 for revenue recognition because our products and services are software or software related. However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenue based on satisfying the criteria in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition."

In connection with many of our product sale transactions, customers may purchase a maintenance and support agreement. We recognize revenue from maintenance contracts on a ratable basis over their term. We recognize revenue from training, installation or other services as the services are performed.

We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenue related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that such renewal price is substantive. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, our fair value for such services used for revenue recognition purposes to ensure that it reflects our recent pricing experience.

In most cases, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, certain transactions, typically those involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, require that we perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. We defer the fair value of this support period and recognize the related revenue ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment and provided that we have vendor specific objective evidence regarding the fair value of the undelivered element, we defer the fair value of the specified upgrade, product or enhancement and recognize that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

In 2006, approximately 72% of our revenue was derived from indirect sales channels, including authorized resellers and distributors. Within our Professional Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, distributors of our Avid Media Composer, Avid Xpress Pro and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. In contrast, some channel partners, particularly our Audio and certain of our Consumer Video channel partners, are offered limited rights of return, stock rotation, and price protection. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists," we record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. We maintain a rolling history of returns on a product-by-product basis and analyze returns and credits by product category. The amount and timing of our revenue for any period may be impacted if actual product returns or other reseller credits prove to be materially different from our estimates.

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

From time to time, we offer rebates on purchases of certain products or rebates based on purchasing volume that are accounted for as reductions to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with Emerging Issues Task Force, or EITF, Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)," consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue because we do not receive an identifiable benefit that is sufficiently separable from the sale of our products.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of, and started to account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We adopted SFAS 123(R) using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and non-employee directors in fixed amounts and with fixed exercise prices at least equal to the market price of our common stock at the date of grant. In connection with our acquisition of M-Audio in August 2004, we assumed options to certain M-Audio employees at exercise prices that were less than the market price of our common stock at the date of grant. We recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation is being expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of our common stock at the date of grant, which was being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, we reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

In anticipation of the adoption of SFAS 123(R), on October 26, 2005, our board of directors approved a partial acceleration of the vesting of all outstanding options to purchase our common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of our common stock with an exercise price of $65.81 per share, including options to purchase 157,624 shares of our common stock held by our executive officers. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these out-of-the-money options in our future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in our statements of operations had the vesting of these options not been accelerated is approximately $4.4 million.

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on the historical volatility of the underlying stock. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Based on our historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the year ended December 31, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated, and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. The guidance in SFAS 123(R) is relatively new and the application of these principles may be subject to further interpretation and refinement over time. See Footnote L to our Consolidated Financial Statements in Item 8 for further information regarding our adoption of SFAS 123(R).

During 2006, we granted restricted stock units, rather than stock options, as part of our annual stock-based compensation program. Also during 2006, we granted restricted stock and stock options to new hires and for other purposes. In the future, we may grant either stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

Allowance for Bad Debts and Reserves for Recourse under Financing Transactions

We maintain allowances for estimated bad debt losses resulting from the inability of our customers to make required payments for products or services. When evaluating the adequacy of the allowances, we analyze accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

We provide third-party lease financing options to certain customers. We are not generally a party to the leases; however, during the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end-user, but such liability is limited in the aggregate. We record revenue from these transactions upon the shipment of our products because we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated these programs for over ten years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participate in the program could require additional reserves. See Footnote J to our Consolidated Financial Statements in Item 8 for further information regarding third-party lease financing.

Inventories

Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. We regularly review inventory quantities on hand and write down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based upon assumptions about future inventory demand (generally for the following twelve months) and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory write-downs may be required.

Business Combinations

When we acquire new businesses, we allocate the purchase price of businesses acquired to the assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Goodwill and Intangible Assets

We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant negative industry or economic trends, unanticipated competition, loss of key personnel, a more-likely-than-not expectation that a reporting unit or component thereof will be sold or otherwise disposed of, significant changes in the manner of use of the acquired assets or the strategy for our overall business, a significant decline in our stock price for a sustained period, a reduction of our market capitalization relative to our net book value and other such circumstances.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and certain indefinite-lived intangible assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organizational structure is based on strategic business units that offer various products to the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Our reporting units equate to these strategic business units. All three of the reporting units include goodwill.

We complete our annual impairment tests as of the end of the fourth quarter of each year. In our goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We generally use a discounted cash flow valuation model to determine the fair values of our reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a multiple of revenue. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. For reporting units comprised primarily of acquired businesses, we utilize the same technique as was used to value the acquisition assuming it is consistent with the objective of measuring fair value. If the reporting unit’s carrying value exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value. In the fourth quarter of 2006, our impairment testing determined that the carrying value of our Consumer Video reporting unit exceeded its fair value. The fair value of the Consumer Video unit was based on a multiple-of-revenue technique similar to that used in valuing the Pinnacle acquisition, updated for current revenue projections. The estimated fair value was then allocated among all the assets and liabilities of the Consumer Video business, with the excess fair value representing the implied fair value of goodwill. Because the book value of Consumer Video's goodwill exceeded the implied fair value by $53 million, we recorded this amount as an impairment loss.

In our identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In connection with the goodwill impairment charge taken for the Consumer Video reporting unit, we also reviewed the Consumer Video identifiable intangible assets for possible impairment. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video business that would not otherwise be subject to impairment testing, because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within Avid. The result of this analysis was that the undiscounted cash flows of the Consumer Video net asset groups exceeded the carrying value, indicating no impairment loss had occurred.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits and operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We regularly review deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes," requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2006, the level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In 2004, we removed the valuation allowance related to deferred tax assets in our Irish manufacturing operations. This resulted in a non-cash $2.1 million tax benefit recorded through our 2004 provision for income taxes. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized.

Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax-related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in the provision for income taxes during the period of removal. If the valuation allowance of $138.9 million as of December 31, 2006 were to be removed in its entirety, a $90.4 million non-cash reduction in income tax expense and a $48.5 million credit to goodwill related to Pinnacle net operating losses, tax credit carryforwards and temporary differences would be recorded. To the extent no valuation allowance is established for our deferred tax assets in future periods, future financial statements would reflect a non-cash increase in our provision for income taxes. For 2006 and 2005, the impact to goodwill resulting from the utilization of acquired U.S. deferred tax assets was $9.8 million and $1.9 million, respectively.

In addition to the tax assets described above, we have deferred tax assets totaling $68.7 million, resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS No. 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. As a result of the exercise of employee stock options, we recorded increases to additional paid-in capital of $4.1 million and $1.1 million in 2006 and 2005, respectively.

RESULTS OF OPERATIONS

In the first quarter of 2006, with the adoption of SFAS 123(R), we began to record stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $16.8 million, $2.4 million and $1.4 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively:

	Years Ended December 31, (in thousands)
	2006	2005	2004
Product cost of revenues	$516	$–	$–
Services cost of revenues	801	–	–
Research and development expense	4,925	272	159
Marketing and selling expense	4,833	772	434
General and administrative expense	5,766	1,403	855
	$16,841	$2,447	$1,448

In addition, stock-based compensation totaling $180,000 was included in the caption "restructuring costs, net" during 2006 related to stock-based compensation expense for the acceleration of vesting for certain employees who were terminated in a restructuring program.

As of December 31, 2006, there was $21.8 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under our stock-based compensation plans. This cost will be recognized over the next four years. We expect this cost to be amortized as follows: $12.0 million in 2007, $5.9 million in 2008, $3.0 million in 2009 and $0.9 million thereafter. See Footnotes B and L to our Consolidated Financial Statements in Item 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the years ended December 31, 2005 and 2004.

Net Revenues

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Net Revenues	% of Consolidated Net Revenues	2005 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$379,097	41.7%	$366,074	47.2%	$13,023	3.6%
Services revenues	100,286	11.0%	82,214	10.6%	18,072	22.0%
Total	479,383	52.7%	448,288	57.8%	31,095	6.9%

Audio:
Product revenues	303,072	33.3%	267,616	34.5%	35,456	13.2%
Services revenues	1,290	0.1%	442	0.1%	848	191.9%
Total	304,362	33.4%	268,058	34.6%	36,304	13.5%

Consumer Video:
Product revenues	126,833	13.9%	59,097	7.6%	67,736	NM (a)
Total	126,833	13.9%	59,097	7.6%	67,736	NM (a)

Total net revenues:	$910,578	100.0%	$775,443	100.0%	$135,135	17.4%

(a)	Comparison is not meaningful as the Consumer Video segment was formed in August 2005 with the acquisition of Pinnacle Systems.

Professional Video product revenues increased $13.0 million from 2005 to 2006. For 2006, Pinnacle products accounted for $47.4 million of Professional Video product revenues, compared to $31.6 million for 2005, representing an increase of $15.8 million. The increase in Pinnacle product revenues was offset by a net decrease of $2.8 million for all other product families, including decreased revenues from our Media Composer and broadcast news product families, offset by increased revenues from our shared-storage systems and high-end editing systems. For the 2006 year, we had lower than expected revenue from large solution sales, which was due to several factors, including the increasing size and complexity of our customer projects which has lengthened our cycle time to convert an order to revenue, our delays in delivering specific customer commitments and customer logistics delays, including changes to "on-air" dates. In our Media Composer product family specifically, we introduced a software-only version of the product in the second quarter of 2006, which has significantly lower average selling prices than the Media Composer Adrenaline product. Although unit sales for the Media Composer product family increased from 2005 to 2006, the shift in product mix to the software-only version, as well as a reduction in average selling price of our Adrenaline HD product, resulted in a year-over-year decrease to total revenue for this product family. Our shared-storage systems and high-end editing systems experienced increased revenues in 2006, which was primarily due to new product introductions of Avid Unity ISIS and Symphony Nitris in the third and fourth quarters of 2005, respectively.

Services revenues consist primarily of maintenance contracts, installation services and training. Professional Video services revenues resulting from the Pinnacle acquisition were $12.9 million and $6.8 million for 2006 and 2005, respectively. The remaining increases in services revenues were primarily due to an increase in maintenance contracts sold in connection with our products, as well as increased revenue generated from professional services, such as installation services provided in connection with large broadcast news deals.

Of the total $35.5 million increase in our Audio segment product revenues in 2006, compared to 2005, approximately $6.9 million relates to our acquisition of Sibelius in July 2006. The remaining increase represents increased revenues from our M-Audio family of products, including guitar products, keyboards and control surfaces and our Digidesign products, including the Pro Tools|HD systems, Pro Tools LE products and VENUE D-Show live sound mixing consoles. Sales of Digidesign’s Pro Tools|HD systems slowed in the third quarter of 2006 due to a transition to the Intel-based Macintosh platform, but improved in the fourth quarter. We believe that customers delayed their Pro Tools|HD purchases pending evaluation of the new Mac Pro desktop computers and a new version of Pro Tools software to support the new computers. There was also a lack of updated third-party software plug-in products that supported the new machines. Revenues from Pro Tools|HD systems increased in the fourth quarter of 2006, resulting in an overall increase in such revenues from 2005 to 2006.

The Consumer Video segment was formed during the third quarter of 2005 with our acquisition of Pinnacle; therefore, revenues for this segment for 2006 and 2005 are not comparable. Net revenues, which are primarily derived from our home-editing and TV-viewing product lines, were lower than expected for the 2006 year, due in large part to product quality issues in our home-editing product line. We focused on several operating initiatives during 2006 to address the product reliability issues and improve operating efficiency of the business. Quarterly net revenues for the Consumer Video segment increased during the 2006 year, with an expected significant increase in the fourth quarter due to the holiday buying season. Revenues for our home-editing product line increased steadily during the third and fourth quarters of 2006, which we believe are the result of improvements that we have made to the Pinnacle Studio product, including our release of the Pinnacle Studio 10 Anniversary edition in Europe during the third quarter of 2006. Revenues from our TV viewing products were particularly strong during the second and fourth quarters of 2006. We believe the second quarter was strong as a result of new PCTV product releases across Europe and increased consumer demand during the 2006 World Cup tournament, both of which occurred in that quarter. Increased sales in the fourth quarter were the result of the release of Pinnacle's PCTV HD Pro Stick in the US in the third quarter coupled with strong holiday sales in the fourth quarter.

Net revenues derived through indirect channels were approximately 72% for 2006 compared to 70% for 2005. The increase in indirect selling is due primarily to the acquisition of Pinnacle, which sells products almost exclusively through indirect channels, and the growth in revenue from our Audio segment, which also sells a large percentage of products through indirect channels.

Sales to customers outside the United States accounted for 57% of our net revenues for both 2006 and 2005. Such international sales increased by $74.4 million, or 16.8%, in 2006 compared to 2005. The increase in international sales in 2006 occurred primarily in Europe, and to a lesser extent in Asia, and is primarily due to the acquisition of Pinnacle, which has a significant portion of its sales in Europe and Asia.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005 Net Revenues	% of Consolidated Net Revenues	2004 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$366,074	47.2%	$330,001	55.9%	$36,073	10.9%
Services revenues	82,214	10.6%	61,142	10.4%	21,072	34.5%
Total	448,288	57.8%	391,143	66.3%	57,145	14.6%

Audio:
Product revenues	267,616	34.5%	198,462	33.7%	69,154	34.8%
Services revenues	442	0.1%	–	–	442	NM (a)
Total	268,058	34.6%	198,462	33.7%	69,596	35.1%

Consumer Video:
Product revenues	59,097	7.6%	–	–	59,097	NM (b)
Total	59,097	7.6%	–	–	59,097	NM (b)

Total net revenues:	$775,443	100.0%	$589,605	100.0%	$185,838	31.5%

(a)	Comparison is not meaningful as there were no Audio services revenues in 2004.
(b)	Comparison is not meaningful as the Consumer Video segment was not formed until August 2005 with the acquisition of Pinnacle Systems..

The acquisition of Pinnacle accounted for $31.6 million of Professional Video product revenues for 2005, all of which was recognized during the period from August 9, 2005 through December 31, 2005. The remaining $4.5 million increase in product revenues for this segment, as compared to 2004, was related to increased unit sales volume of certain key products, especially our Avid Unity MediaNetwork, NewsCutter and Workgroups products, offset in part by declines in other product families including, the Media Composer product family. This increase in net product revenues was also offset in part by lower average selling prices of certain of our products. Average selling prices include the mix of products (high- or low-end) sold, impact of changes in foreign currency exchange rates and the impact of price changes and discounting.

For the Audio segment, $55.4 million of the increase in net revenues for 2005, compared to 2004, was due to the acquisition of M-Audio, which occurred in August 2004. We also saw increases in our core Digidesign Pro Tools products for the professional and home markets in 2005 as compared to 2004.

The Consumer Video segment was formed in the third quarter of 2005 with the acquisition of Pinnacle; therefore, there are no comparative revenues for 2004. All of the revenues for 2005 represent revenue from the Pinnacle consumer business from the acquisition date of August 9, 2005 through December 31, 2005.

Service revenues consist primarily of maintenance contracts, installation services and training. Professional Video services revenues for 2005 resulting from the Pinnacle acquisition were $6.8 million from the acquisition date of August 9, 2005 through December 31, 2005. The remaining 2005 increase in Professional Video service revenues comes primarily from increases in maintenance contracts sold on our products. Professional services, such as installation services provided in connection with large broadcast news deals, also increased.

Net revenues derived through indirect channels were approximately 70% for 2005, compared to 72% for 2004. The decrease in indirect selling from 2004 to 2005 was primarily due to the growth in sales of our broadcast news customers, which generally require a longer selling cycle, and the acquisition of Avid Nordic in September 2004.

Sales to customers outside the United States accounted for 57% of our net revenues for 2005, compared to 51% for 2004. Such international sales increased by $140.5 million, or 46.5%, in 2005 compared to 2004. The increase in international sales in 2005 occurred in all regions and was due to the impact of the acquisitions of Pinnacle and M-Audio and an increased number of large international broadcast sales.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing; post-sales customer support costs related to maintenance contract revenue and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 Pinnacle acquisition and, to a lesser extent, the M-Audio, Sibelius, Sundance, Medea and Wizoo acquisitions, and is described further in the Amortization of Intangible Assets section below.

Gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	Gross Margin	2005	Gross Margin	Gross Margin % Change
Product cost of revenues	$388,483	52.0%	$308,386	55.5%	(3.5%)
Services cost of revenues	56,218	44.7%	45,274	45.2%	(0.5%)
Amortization of intangible assets	21,193	–	11,027	–	–
Total	$465,894	48.8%	$364,687	53.0%	(4.2%)

The decrease in the product gross margin percentage in 2006, as compared to 2005, primarily reflects changes in the mix of products sold in our Professional Video and Consumer Video segments, as well as reduced product pricing due to competitive pressures, which were partially offset by increased volumes. In our Professional Video segment, net revenues in 2006 reflected an increased percentage of products with lower gross margin than in 2005, including the products acquired from the Pinnacle and Medea businesses. In our Consumer Video segment, the percentage of revenues from our hardware-based TV viewing products, which have lower gross margin than our home-editing products, has increased in 2006 compared to 2005.

The decrease in the services gross margin in 2006, as compared to 2005, primarily reflects higher personnel-related costs of $9.2 million, which increased significantly in the last quarter of 2006, compared to the same period in 2005, without a corresponding increase in revenues.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005	Gross Margin	2004	Gross Margin	Gross Margin % Change
Product cost of revenues	$308,386	55.5%	$220,246	58.3%	(2.8%)
Services cost of revenues	45,274	45.2%	34,842	43.0%	2.2%
Amortization of intangible assets	11,027	–	408	–	–
Total	$364,687	53.0%	$255,496	56.7%	(3.7%)

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

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Research and development	$141,363	$111,334	$30,029	27.0%

As a percentage of net revenues	15.5%	14.4%	1.1%

The increase in research and development expenses in 2006, as compared to 2005, was primarily due to increases in personnel-related costs of $18.9 million and facilities costs of $3.4 million, primarily resulting from our acquisitions in 2005 and 2006. We also incurred increased stock-based compensation expense of $4.7 million in 2006 as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in research and development expense as a percentage of revenues also relates to the spending increases noted.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005 Expenses	2004 Expenses	Change	% Change
Research and development	$111,334	$94,940	$16,394	17.3%

As a percentage of net revenues	14.4%	16.1%	(1.7%)

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

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Marketing and selling	$203,967	$170,787	$33,180	19.4%

As a percentage of net revenues	22.4%	22.0%	0.4%

The increase in marketing and selling expenses during 2006, as compared 2005, was primarily due to higher personnel-related costs of $14.7 million, including salaries and related taxes, benefits, commissions and travel expenses, in large part due to the acquisitions that have taken place in 2005 and 2006, as well as higher spending for advertising, trade shows and other marketing programs totaling $4.5 million. We also spent $2.1 million more on consulting and other outside services, as compared to 2005. In addition, we incurred increased stock-based compensation expense of $4.1 million in 2006, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in marketing and selling expense as a percentage of revenues also relates to the spending increases noted.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005 Expenses	2004 Expenses	Change	% Change
Marketing and selling	$170,787	$130,123	$40,664	31.3%

As a percentage of net revenues	22.0%	22.1%	(0.1%)

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

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
General and administrative	$63,250	$47,147	$16,103	34.2%

As a percentage of net revenues	6.9%	6.1%	0.8%

The increase in general and administrative expenditures in 2006, as compared to 2005, was due in large part to higher personnel-related costs of $10.6 million, as well as higher facilities-related costs of $4.5 million and depreciation of $2.1 million, all primarily resulting from our acquisitions which took place during 2005 and 2006. We also incurred increased stock-based compensation expense of $4.4 million in 2006 as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in general and administrative expense as a percentage of revenues also relates to the spending increases noted.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005 Expenses	2004 Expenses	Change	% Change
General and administrative	$47,147	$35,468	$11,679	32.9%

As a percentage of net revenues	6.1%	6.0%	0.1%

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

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change
Amortization of intangible assets recorded in cost of revenues	$21,193	$11,027	$10,166
Amortization of intangible assets recorded in operating expenses	14,460	9,194	5,266
Total amortization of intangible assets	$35,653	$20,221	$15,432

As a percentage of net revenues	3.9%	2.6%	1.3%

The increases in amortization of intangible assets for 2006, as compared to 2005, is primarily the result of a full year of amortization related to the acquisition of Pinnacle in August 2005 and, to a lesser extent, amortization related to the acquisitions of Sibelius, Sundance and Medea in 2006. In the purchase price allocation for the Pinnacle acquisition, we recorded amortizing identifiable intangible assets totaling $90.8 million. For the Sibelius, Sundance and Medea acquisitions, we recorded amortizing identifiable intangible assets totaling $9.2 million, $5.6 million and $3.8 million, respectively.

The unamortized balance of the identifiable intangible assets relating to all acquisitions was $102.0 million at December 31, 2006. We expect amortization of these intangible assets to be approximately $30 million in 2007, $20 million in 2008, $16 million in 2009 and $36 million thereafter. See Footnote G to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005 Expenses	2004 Expenses	Change
Amortization of intangible assets recorded in cost of revenues	$11,027	$408	$10,619
Amortization of intangible assets recorded in operating expenses	9,194	3,641	5,553
Total amortization of intangible assets	$20,221	$4,049	$16,172

As a percentage of net revenues	2.6%	0.7%	1.9%

The increase in amortization of intangible assets for 2005, as compared to 2004, is primarily the result of increased amortization related to the acquisition of Pinnacle in August 2005.

Impairment of Goodwill and Intangible Assets

As part of the purchase accounting allocation for our August 2005 acquisition of Pinnacle, we recorded goodwill of approximately $214 million of which approximately $131 million was allocated to our Consumer Video segment. In December 2006, the goodwill allocated to the Consumer Video reporting unit was analyzed in accordance with SFAS No. 142 and was determined to be impaired. Accordingly, we recorded an impairment charge of $53.0 million during the quarter ended December 31, 2006. See Footnote G to our Consolidated Financial Statements in Item 8.

As part of the purchase accounting allocation for our January 2004 acquisition of NXN, we recorded $7.2 million of identifiable intangible assets, consisting of developed technologies, customer relationships and a trade name. In December 2004, the customer relationships and the trade name were analyzed in accordance with SFAS No. 144 and were determined to be impaired. Accordingly, we recorded an impairment charge of $1.2 million during the quarter ended December 31, 2004. See Footnote G to our Consolidated Financial Statements in Item 8.

Restructuring Cost, Net

During the fourth quarter of 2006, we implemented restructuring programs within both our Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. As a result of the Professional Video restructuring program, 41 employees worldwide, primarily in the management and sales teams, were notified that their employment would be terminated and a small leased office in Australia was closed. The total estimated costs for the employee terminations are $2.8 million and the total costs for the facility closure are $0.1 million. The purpose of the program was to improve the efficiency of our organizational structure. The estimated annual cost savings expected to result from this restructuring total approximately $6 million, however, we expect to reinvest the majority of these savings during 2007 to fill the needs of the new management and sales teams.

As a result of the Consumer Video restructuring program, 11 employees worldwide, primarily in the sales and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs for the employee terminations are $0.8M and the total costs for the facility closure are $0.1 million. The purpose of the program was to reduce costs and improve the efficiency of our organizational structure. The estimated annual cost savings expected to result from this restructuring action total approximately $2 million.

Also during the fourth quarter of 2006, a new subtenant was found for a portion of our London, UK facility vacated as part of a 1999 restructuring program. This resulted in a lower estimate of the restructuring accrual required for this facility and a recovery of $0.6 million was recorded in our statement of operations.

During the third quarter of 2006, we reached an agreement with the landlord of our Daly City, California facility and executed an amendment to the existing lease for that office space which extended the lease through September 2014. Based on the new terms of the amended lease and our changing facilities requirements, we have determined that we will re-occupy the space in this facility that had previously been vacated under a restructuring plan. Accordingly, the $1.5 million restructuring accrual for that facility was reversed.

In March 2006, we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling and the research and development teams, were notified that their employment would be terminated. The purpose of the program was to maximize the efficiency of our organizational structure. In connection with this action, we recorded a charge of $1.1 million in the statement of operations during the first quarter of 2006. In the third quarter of 2006, payments to these employees were completed and approximately $0.1 million remaining in the related restructuring accrual was reversed. The estimated annual cost savings expected to result from this restructuring action total approximately $3 million.

In December 2005, we implemented a restructuring program within our Professional Video segment under which 20 employees worldwide were terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, we recorded charges of $0.8 million for employment terminations and $0.5 million for facilities costs. The estimated annual cost savings expected to result from these restructuring activities total $2.0 million. The remaining 2005 restructuring charge of $1.9 million primarily resulted from a revised estimate of the lease obligation associated with a facility that was vacated as part of a restructuring plan in 1999. The revision became necessary when one of the subtenants in the facility gave notice of their intention to discontinue their sublease.

In-process Research and Development

We recorded in-process research and development, or R&D, charges of:

•	$0.5 million in the third quarter of 2006 related to the acquisition of Sibelius;

•	$0.3 million in the first quarter of 2006 related to the acquisition of Medea;

•	$32.3 million in the third quarter of 2005 related to the acquisition of Pinnacle, and

•	$0.1 million in the third quarter of 2005 related to the acquisition of Wizoo.

These in-process R&D charges represent product development efforts that were underway at Sibelius, Medea, Pinnacle and Wizoo at the time of the respective acquisitions for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the respective acquisition dates, Sibelius, Medea, Pinnacle and Wizoo had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific R&D projects; therefore, the fair value of the in-process R&D efforts were expensed at the time of the respective acquisitions.

The key assumptions used in the in-process R&D valuations consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming future release of the product and a risk-adjusted discount rate. The discount rate is based upon the weighted-average cost of capital adjusted for risks such as delays or uncertainties in bringing the products to market and competitive pressures. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the applications of the acquired technology. Projections of revenues and expenses, the estimated costs to complete the projects and the determination of the appropriate discount rate reflect management's best estimates of such factors at the time of the valuation. For purposes of valuing the in-process R&D of Sibelius, Medea, Pinnacle and Wizoo, we used discount rates of 19%, 20%, 17% and 22%, respectively.

Interest and Other Income (Expense), Net

Comparison of 2006 to 2005

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	2005	Change
Interest and other income (expense), net	$7,274	$5,586	$1,688

As a percentage of net revenues	0.8%	0.7%	0.1%

Comparison of 2005 to 2004

The increase in interest and other income, net, for 2006, as compared to 2005, was primarily due to increased interest income earned due to increased rates of return on cash and marketable securities balances.

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005	2004	Change
Interest and other income (expense), net	$5,586	$1,339	$4,427

As a percentage of net revenues	0.7%	0.2%	0.5%

The increase in interest and other income, net, for 2005, as compared to 2004, was due to increased interest income earned on higher average cash and investment balances and a 2004 charge of $1.1 million related to the settlement of a lawsuit for which there was no corresponding charge in 2005.

Provision for (Benefit from) Income Taxes, Net

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	2005	Change
Provision for income taxes, net	$15,353	$8,355	$6,998

As a percentage of net revenues	1.7%	1.1%	0.6%

Comparison of 2005 to 2004

	Years Ended December 31, 2005 and 2004
	(dollars in thousands)
	2005	2004	Change
Provision for income taxes, net	$8,355	($1,612)	$9,967

As a percentage of net revenues	1.1%	(0.3%)	1.4%

The net tax provision of $15.4 million for 2006 reflected a current tax provision of $10.9 million and a non-cash deferred tax charge of $7.9 million related to the utilization of acquired net operating loss carryforwards and other acquired timing differences, partially offset by a $3.4 million deferred tax benefit related to the amortization of non-deductible acquisition-related intangible assets. The net tax provision of $8.4 million for 2005 reflected a current tax provision of $8.6 million and a non-cash deferred tax charge of $1.8 million related to utilization of acquired net operating loss carryforwards, partially offset by a $1.2 million deferred tax benefit related to the amortization of non-deductible acquisition-related intangible assets and other deferred benefits totaling $0.8 million. The net tax benefit for 2004 reflected tax resulting from the removal of a valuation allowance of $2.1 million on net operating loss carryforwards in Ireland that were previously un-benefited, the reversal of a $1.2 million tax reserve resulting from the expiration of the statute of limitations on that reserve item, an adjustment for refunds of approximately $0.3 million of taxes previously paid in Canada and other benefits totaling $0.2 million, partially offset by a tax provision of $2.2 million.

Our effective tax rate, which is our tax provision as a percentage of profit before tax, was 56%, 20% and (2%), respectively, for 2006, 2005 and 2004. The increase in the effective tax rate for 2006, as compared to 2005, results from a non deductible impairment of goodwill charge and an increase in deferred taxes related to the utilization of acquired net operating losses and acquired timing differences, partially offset by a reduction in tax contingency reserves. We generally recognize no significant U.S. tax benefit from the acquisition related amortization. Except for a minimal amount of state tax payments, the federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carryforwards related to stock option deductions and acquisition related net operating loss carryforwards.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, "Accounting for Income Taxes," requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2006 and the level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets. In the quarter ended December 31, 2004, we removed the valuation allowance related to deferred tax assets of our Irish manufacturing operations. The decision to remove the valuation allowance was based on the conclusion that it was more likely than not that the deferred tax asset in Ireland would be realized. Due to the removal of the valuation allowance, we now have a non-cash provision for income taxes related to our Irish operations.

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

Excluding the impact of the valuation allowance, our effective tax rate would have been 50%, 59% and 28%, respectively, for the years 2006, 2005 and 2004. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible impairment of goodwill expenses, and non-deductible acquisition related expenses.

The Company files in multiple tax jurisdictions and from time to time is subject to audit in certain tax jurisdictions, but the Company believes it is adequately reserved for these exposures.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations as well as through stock option exercises from our employee stock plans. As of December 31, 2006, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $172.1 million.

Net cash provided by operating activities was $33.7 million in 2006, compared to $49.8 million in 2005 and $81.4 million in 2004. The decrease from 2005 to 2006 relates primarily to greater uses of cash for working capital purposes during 2006, particularly increased inventories. In 2006, cash provided by operating activities primarily reflects non-cash adjustments to our net loss for depreciation and amortization, impairment of goodwill, and stock-based compensation expense, partially offset by increased inventories and decreases in accounts payable and accrued expenses, all net of the impact of acquisitions. In 2005, cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and the write-off of in-process research and development, partially offset by increases in accounts receivable and inventories and a decrease in accrued expenses, all net of the impact of acquisitions. In 2004, cash provided by operating activities primarily reflects net income adjusted for depreciation and amortization and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and other current assets, all net of the impact of acquisitions.

Accounts receivable decreased by $2.1 million to $138.6 million at December 31, 2006 from $140.7 million at December 31, 2005, driven primarily by the decrease in net revenues in the fourth quarter of 2006, compared to the same period of 2005. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable was 52 days at both December 31, 2006 and 2005.

At December 31, 2006 and 2005, we held inventory in the amounts of $144.2 million and $96.8 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase in inventory of approximately $47 million from December 31, 2005 to December 31, 2006 includes an increase of approximately $14 million for inventory shipped to customer locations for which revenue has not yet been recognized, primarily due to an increased number and size of large solution sales as well as lower than expected revenue on such sales in 2006. The remaining increase in inventory was attributable to several factors including: lower than expected shipments in the fourth quarter of 2006, increased inventory related to large storage and workgroup solution products which have more expensive component parts, higher inventory levels due to longer procurement and transportation lead times associated with our expanded outsourced manufacturing programs in Asia, and inventory acquired from our 2006 acquisitions of Medea, Sundance and Sibelius. We expect the inventory balance to decrease during 2007 as a result of various operating initiatives and revenue recognition on large solution sales that were deferred as of December 31, 2006.

Net cash flow used in investing activities was $25.5 million in 2006, compared to $19.4 million and $107.1 million used by investing activities in 2005 and 2004, respectively. The net cash flow used in investing activities for 2006 primarily reflects cash paid, net of cash acquired, of $20.7 million, $11.4 million and $9.3 million for our acquisitions of Sibelius, Sundance and Medea, respectively, and purchases of property and equipment, partially offset by net proceeds resulting from the sale and purchase of marketable securities. We hold our excess cash in short-term marketable securities and convert them to cash as needed. The net cash flow used in investing activities for 2005 primarily reflects the timing of purchases and sales of marketable securities, which resulted in net purchases in the period, and the purchase of property and equipment, partially offset by net cash acquired of $24.9 related to our acquisition of Pinnacle. We purchased $20.8 million of property and equipment during 2006, compared to $17.8 million during 2005 and $15.2 million in 2004. Purchases of property and equipment in all years were primarily of computer hardware and software to support research and development activities and our information systems. Our capital spending for 2007 is currently expected to be approximately $29.1 million, including purchases of hardware and software to support activities in the research and development, information systems and manufacturing areas, as well as for facilities renovations. However, this amount could increase in the event we enter into strategic business acquisitions or for other reasons.

In 2006, we used cash of $37.8 million in financing activities compared to $18.0 million and $27.6 million provided by financing activities in 2005 and 2004, respectively. The cash used in financing activities in 2006 reflects a $50 million repurchase of common stock in the third quarter of 2006, partially offset by proceeds of $8.2 from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities during 2005 and 2004 was primarily attributable to cash received of $18.1 million and $29.4 million, respectively, from the issuance of common stock related to the exercise of stock options and our employee stock purchase plan.

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

In connection with non-acquisition related restructuring activities during 2006, 2005 and prior periods, as of December 31, 2006, we have future cash obligations of approximately $8.4 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $2.4 million and $1.6 million related to severance and lease obligations, respectively. The lease accrual represents the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. Severance payments will be made during 2007. Lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations.

In connection with the Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.7 million and lease terminations of $0.4 million. As of December 31, 2006, we had future cash obligations of approximately $2.0 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $0.9 million and $1.5 million related to acquisition-related severance and lease obligations, respectively. The severance payments will be made during 2007. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010.

All payments related to restructuring actions are expected to be funded through working capital. See Footnote N to our Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for 2006.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS INCLUDING OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth future payments that we are obligated to make, as of December 31, 2006, under existing lease agreements and commitments to purchase inventory (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$109,203	$25,173	$39,000	$23,797	$21,233
Unconditional purchase obligations	69,870	69,870	–	–	–
	$179,073	$95,043	$39,000	$23,797	$21,233

Other contractual arrangements that may result in cash payments consist of the following (in thousands):

	Total	Less than 1 Year	1 – 3 Years
Transactions with recourse	$10,951	$10,951	$–
Stand-by letter of credit	750	–	750
Contingent consideration for acquisitions	527	527	–
	$12,228	$11,478	$750

Through a third party, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end-user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2006, our maximum exposure under this program was $11.0 million.

We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of December 31, 2006, of $0.75 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. As of December 31, 2006, we were not in default of this lease.

In connection with our acquisition of Wizoo, we became contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving four engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. As of December 31, 2006, three of the engineering milestones have been met and €0.6 million has been recorded as additional purchase price. See Footnote G to our Consolidated Financial Statements in Item 8.

We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign- currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. As of December 31, 2006, we had $92.7 million of forward-exchange contracts outstanding, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese Yen, Australian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances, and to hedge the investment in our Canadian subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning January 1, 2007.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, or SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment and allows application of its provisions either by (1) restating prior financial statements or (2) recording the cumulative effect of applying the guidance as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 was effective for the year ended December 31, 2006. Adoption did not result in either a restatement of our prior year financial statements or a cumulative adjustment.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. Related to the transition to FIN 48, the FASB has issued two methods, Alternative A and Alternative B, for reporting subsequent events occurring during the first quarter of 2007. We have elected to use Alternative B as its method for reporting subsequent events. Under Alternative B, we will no longer recognize differences between Type I and Type II subsequent events. Type I events are those items that would effect pre FIN 48 adoption accounting and therefore would be reflected in the financial statements at December 31, 2006. Type II subsequent events would not have an impact on pre FIN 48 adoption accounting. When determining the cumulative-effect adjustment, the subsequent information would not be considered as available and, therefore, the information is not reflected in the cumulative-effect adjustment at January 1, 2007. Although we have not completed the process of evaluating the effects that will result from adopting FIN 48, based on our preliminary analysis, we do not believe that there will be a material impact on its financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 will not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of December 31, 2006, we did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables, sales transactions, as well as net investments in foreign operations.

We derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward contracts. There are two objectives of our foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent that these forecasts are overstated or understated during the periods of currency volatility, we could experience unanticipated currency gains or losses.

At December 31, 2006, we had foreign currency forward contracts outstanding with an aggregate notional value of $69.5 million, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese Yen, Australian Dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances. For 2006, net losses of $5.3 million resulting from forward contracts were included in results of operations, offset by net transaction and remeasurement gains on the related assets and liabilities of $4.5 million. As of December 31, 2006, we also had a foreign currency forward contract with a notional value of $23.2 million to hedge our net investment in our Canadian subsidiary. At December 31, 2006, the fair value of this forward contract was $1.0 million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2006, we held $172.2 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	51

Reports of Independent Registered Public Accounting Firms	52

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	55

Consolidated Balance Sheets as of December 31, 2006 and 2005	56

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	57

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	58

Notes to Consolidated Financial Statements	59

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	F-1

Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria set forth by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 52 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Avid Technology, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Avid Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Avid Technology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Avid Technology, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheet of Avid Technology, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index in Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" which requires the Company to recognize expense related to the fair-value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avid Technology, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein with respect to each of the two years in the period ended December 31, 2005 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, MA

March 7, 2006

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
Net revenues:
Products	$809,002	$692,787	$528,463
Services	101,576	82,656	61,142
Total net revenues	910,578	775,443	589,605

Cost of revenues:
Products	388,483	308,386	220,246
Services	56,218	45,274	34,842
Amortization of intangible assets	21,193	11,027	408
Total cost of revenues	465,894	364,687	255,496
Gross profit	444,684	410,756	334,109

Operating expenses:
Research and development	141,363	111,334	94,940
Marketing and selling	203,967	170,787	130,123
General and administrative	63,250	47,147	35,468
Amortization of intangible assets	14,460	9,194	3,641
Impairment of goodwill and intangible assets	53,000	—	1,187
Restructuring costs, net	2,613	3,155	—
In-process research and development	879	32,390	—
Total operating expenses	479,532	374,007	265,359

Operating income (loss)	(34,848)	36,749	68,750

Interest income	7,991	5,244	2,501
Interest expense	(489)	(367)	(342)
Other income (expense), net	(228)	709	(820)
Income (loss) before income taxes	(27,574)	42,335	70,089
Provision for (benefit from) income taxes, net	15,353	8,355	(1,612)
Net income (loss)	$(42,927)	$33,980	$71,701

Net income (loss) per common share – basic	$(1.03)	$0.90	$2.21
Net income (loss) per common share – diluted	$(1.03)	$0.86	$2.05

Weighted-average common shares outstanding – basic	41,736	37,762	32,485
Weighted-average common shares outstanding – diluted	41,736	39,517	35,003

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$96,279	$123,073
Marketable securities	75,828	115,357
Accounts receivable, net of allowances of $22,331 and $22,233 at December 31, 2006 and 2005, respectively	138,578	140,669
Inventories	144,238	96,845
Deferred tax assets, net	1,254	528
Prepaid expenses	8,648	8,548
Other current assets	19,114	16,657
Total current assets	483,939	501,677

Property and equipment, net	40,483	38,563
Intangible assets, net	102,048	118,676
Goodwill	360,143	396,902
Other assets	10,421	6,228
Total assets	$997,034	$1,062,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,108	$43,227
Accrued compensation and benefits	22,246	27,841
Accrued expenses and other current liabilities	52,801	55,443
Income taxes payable	13,284	13,027
Deferred revenues	73,743	62,863
Total current liabilities	196,182	202,401

Long-term liabilities	20,471	20,048
Total liabilities	216,653	222,449

Commitments and contingencies (Notes G and J)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 and 42,095 shares issued and 41,095 and 42,095 outstanding at December 31, 2006 and 2005, respectively	423	421
Additional paid-in capital	952,763	928,703
Accumulated deficit	(134,708)	(88,795)
Treasury stock at cost, net of reissuances, 1,244 shares at December 31, 2006	(43,768)	—
Deferred compensation	—	(1,830)
Accumulated other comprehensive income	5,671	1,098
Total stockholders’ equity	780,381	839,597
Total liabilities and stockholders’ equity	$997,034	$1,062,046

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

(in thousands)

	Shares of Common Stock		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Issued	In Treasury
Balances at December 31, 2003	31,063	—	$311	$419,981	($194,476)	$—	($30)	$1,319	$227,105

Stock issued pursuant to employee stock plans	1,780		17	29,359					29,376
Issuance of common stock in connection with acquisition	1,974		20	96,459			(5,500)		90,979
Issuance of restricted stock	20			1,134			(1,134)		—
Amortization of and reversal of deferred compensation				(824)			2,272		1,448
Tax benefits on stock options				740					740
Comprehensive income:
Net income					71,701				71,701
Net change in unrealized gain (loss) on marketable securities								(197)	(197)
Translation adjustment								3,469	3,469
Other comprehensive income									3,272
Comprehensive income									74,973
Balances at December 31, 2004	34,837	—	348	546,849	(122,775)	—	(4,392)	4,591	424,621

Stock issued pursuant to employee stock plans	1,010		10	18,104					18,114
Issuance of common stock in connection with acquisition	6,250		63	362,799					362,862
Amortization of and reversal of deferred compensation	(2)			(195)			2,562		2,367
Tax benefits on stock options				1,146					1,146
Comprehensive income:
Net income					33,980				33,980
Net change in unrealized gain (loss) on marketable securities								92	92
Translation adjustment								(3,585)	(3,585)
Other comprehensive income									(3,493)
Comprehensive income									30,487
Balances at December 31, 2005	42,095	—	421	928,703	(88,795)	—	(1,830)	1,098	839,597

Stock repurchased		1,432		(43)		(50,000)			(50,043)
Stock issued pursuant to employee stock plans	244	(204)	2	4,334	(2,986)	6,885			8,235
Stock-based compensation				15,191			1,830		17,021
Tax benefits on stock options				4,080					4,080
Issuance (recovery) of common stock in connection with acquisitions		12		498		(493)			5
Stock recovery for payment of withholding tax		4				(160)			(160)
Comprehensive loss:
Net loss					(42,927)				(42,927)
Net change in unrealized gain (loss) on marketable securities								37	37
Translation adjustment								4,536	4,536
Other comprehensive income									4,573
Comprehensive loss									(38,354)
Balances at December 31, 2006	42,339	1,244	$423	$952,763	($134,708)	($43,768)	$—	$5,671	$780,381

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(42,927)	$33,980	$71,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,381	37,488	16,292
Provision for (recoveries of) doubtful accounts	(618)	753	(201)
In-process research and development	879	32,390	—
Impairment of goodwill and intangible assets	53,000	—	1,187
Loss on disposal of fixed assets	220	21	—
Compensation expense from stock grants and options	17,021	2,447	1,448
Tax benefit of stock option exercises	—	1,146	740
Equity in loss (income) of non-consolidated company	203	(291)	(221)
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	4,499	(226)	(1,286)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	10,118	(38,081)	(15,450)
Inventories	(43,612)	(22,649)	620
Prepaid expenses and other current assets	(785)	26	(4,804)
Accounts payable	(14,236)	6,625	3,300
Income taxes payable	1,472	5,153	141
Accrued expenses, compensation and benefits and other liabilities	(13,954)	(14,867)	8,634
Deferred revenues	5,059	5,910	(732)
Net cash provided by operating activities	33,720	49,825	81,369

Cash flows from investing activities:
Purchases of property and equipment	(20,773)	(17,766)	(15,177)
Payments for other long-term assets	(1,117)	(1,624)	(656)
Payments for business acquisitions, including transaction costs, net of cash acquired	(43,128)	(6,419)	(135,515)
Cash received in business acquisition, including transaction costs, net of cash paid	—	24,942	—
Purchases of marketable securities	(53,454)	(104,354)	(63,907)
Proceeds from sales of marketable securities	92,971	85,865	108,144
Net cash used in investing activities	(25,501)	(19,356)	(107,111)

Cash flows from financing activities:
Payments on capital lease obligations	(107)	(85)	(610)
Payments on debt	—	—	(1,203)
Purchases of common stock for treasury	(50,043)	—	—
Proceeds from issuance of common stock under employee stock plans	8,235	18,114	29,376
Tax benefits of stock option exercises	4,080	—	—
Net cash (used in) provided by financing activities	(37,835)	18,029	27,563

Effect of exchange rate changes on cash and cash equivalents	2,822	(1,983)	113
Net increase (decrease) in cash and cash equivalents	(26,794)	46,515	1,934
Cash and cash equivalents at beginning of period	123,073	76,558	74,624
Cash and cash equivalents at end of period	$96,279	$123,073	$76,558

See Notes F, H and R for supplemental disclosures.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND OPERATIONS

Avid Technology, Inc. ("Avid" or the "Company") develops, markets, sells and supports a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company’s products are used worldwide in production and post production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals. Projects produced using Avid’s products include major motion pictures and prime-time television, music, video and other recordings.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuation, and income tax valuation allowances.

During the year ended December 31, 2006, the Company concluded that it was appropriate to classify its investments in variable rate demand note securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company revised the classification to exclude from cash and cash equivalents $10.9 million and $2.5 million of variable rate demand note securities at December 31, 2005 and 2004, respectively and to include such amounts as marketable securities. In addition the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $8.4 million for the year ended December 31, 2005. This change in classification does not affect previously reported cash flows from operations or from financing activities.

Also during the year ended December 31, 2006, the Company concluded that it was appropriate to classify the long-term portions of accrued restructuring, deferred rent, and deferred revenue as long-term liabilities. Previously, such amounts were included in current liabilities. As a result, accrued restructuring of $3.9 million, deferred rent of $3.6 million and deferred revenue $3.2 million were reclassified to long-term liabilities on the accompanying balance sheet for December 31, 2005.

During the year ended December 31, 2005, the Company began classifying certain European administrative expenses as general and administrative expense rather than marketing and selling expense in the consolidated statement of operations. The Company had previously classified these expenses as marketing and selling because the costs were primarily related to support the sales function in Europe. Due to changes in the Company’s business and the acquisitions of Pinnacle, M-Audio and NXN that had occurred since January 2004, the general and administrative group in Europe is supporting all functional areas of the business. Therefore, the Company concluded that it was appropriate to reclassify such expenses. The corresponding amounts for 2004 have been reclassified to conform to the current presentation. For the year ended December 31, 2004, the Company reclassified $5.7 million from marketing and selling expense to general and administrative expense.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

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

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of government and government-agency obligations. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of U.S. and Canadian government and government-agency obligations, corporate obligations, municipal obligations and asset-backed securities (see Note C). The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different regions. No individual customer comprised more than 10% of the Company’s net accounts receivable as of December 31, 2006 or 2005. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based upon assumptions about future inventory demand (generally for the following twelve months) and market conditions. Inventory in the digital-media market, including the Company’s inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company’s estimates.

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

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consists primarily of customer relationships, trade names and developed technology, result from the Company’s acquisitions of the following companies or their assets: Sibelius, Sundance, Medea, Pinnacle, Wizoo, M-Audio, Avid Nordic AB and NXN (see Note G), which were accounted for under the purchase method. Finite-lived acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology acquired from Sibelius, Sundance, Medea and Pinnacle, are amortized on a straight-line basis over their estimated useful lives of two years to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. The developed technology acquired from Sibelius, Sundance, Medea and Pinnacle is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two years to four years, or the straight-line method over each product’s remaining respective useful life.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. The Company generally uses a discounted cash flow valuation model to determine the fair values of reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a multiple of revenue. These amounts are estimated by evaluating historical trends, current budgets, operating plans and industry data. For reporting units comprised primarily of acquired businesses, the Company utilizes the same technique as was used to value the acquisition assuming it is consistent with the objective of measuring fair value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value is recorded.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenue from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, are met. In addition, for certain transactions where the Company's services are non-routine or essential to the delivered products, we record revenue upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within the Professional Video segment, much of the Audio segment and the Consumer Video segment, the Company follows the guidance of SOP 97-2 for revenue recognition on most of its products and services since they are software or software-related. However, for certain offerings in the Company’s Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenue based on satisfying the criteria in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

In connection with many of the Company’s product sale transactions, customers may purchase a maintenance and support agreement. The Company recognizes revenue from maintenance contracts on a ratable basis over their term. The Company recognizes revenue from training, installation or other services as the services are performed.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that such renewal price in substantive. The Company’s current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for such services used for revenue recognition purposes to ensure that it reflects the Company’s recent pricing experience.

In most cases, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, certain transactions, typically those involving orders from end-users for a significant number of products for a single customer site, such as news broadcasters, may require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenue for either the products shipped or the installation services until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product’s initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment and provided that the Company has vendor specific objective evidence regarding the fair value of the undelivered element, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

A significant portion of the Company’s revenue is derived from indirect sales channels, including authorized resellers and distributors. Within the Company’s Professional Video segment, resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, distributors of the Avid Media Composer, Avid Xpress Pro and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on the Company’s results of operations. In contrast, some channel partners, particularly the Company’s Audio and certain Consumer Video channel partners, are offered limited rights of return, stock rotation, and price protection. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," the Company records a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The Company maintains a rolling history of returns on a product-by-product basis and analyzes returns and credits by product category. The amount and timing of the Company’s revenue for any period may be impacted if actual product returns or other reseller credits prove to be materially different from the Company’s estimates. To date actual returns and other allowances have not differed from management's estimates.

A portion of the Company’s revenue from sales of Consumer Video products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenue for these channel partners is recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume that are accounted for as reductions to revenue upon shipment of related products or expected achievement of purchasing volumes. In accordance with Emerging Issues Task Force ("EITF") Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)," consideration given to customers or resellers under the rebate program is recorded as a reduction to revenue because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company’s products.

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if the Company is reasonably assured that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based upon the Company’s credit review process, revenue is recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether there is sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

The Company maintains allowances for estimated bad debt losses resulting from the inability of its customers to make required payments for products or services. When evaluating the adequacy of the allowances, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness and current economic trends. To date, actual bad debts have not differed materially from management's estimates. If the financial condition of certain customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

The Company records as revenue all amounts billed to customers for shipping and handling cost and records its actual shipping costs as a component of cost of revenues. The Company records reimbursements received from customers for out-of-pocket expenses as revenue, with related costs recorded as cost of revenues.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as selling and marketing expenses. Advertising expenses during 2006, 2005 and 2004 were $14.8 million, $12.6 million and $8.1 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain resellers in the Professional Video and Consumer Video segments. Participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid; whereas, participating resellers in the Consumer Video segment can earn credits between 2% and 10% of qualified purchase from Pinnacle. Consideration given to these resellers is included in selling and marketing expense in accordance with EITF Issue 01-09, as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company’s products and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management’s estimates.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $1.9 million, $2.0 million and $0.8 million at December 31, 2006, 2005 and 2004, respectively.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock held by employees. Diluted EPS is based upon the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as unvested restricted stock, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive. (see Note Q).

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2006 and 2005 is comprised of cumulative translation adjustments of $5.8 million and $1.2 million, respectively and net unrealized gains (losses) on debt securities of ($0.1) million and ($0.1) million, respectively.

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note L. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, the Company is required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company is also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the market price of the Company’s common stock at the date of grant. In connection with the acquisition of M-Audio in August 2004, the Company assumed options of certain M-Audio employees at exercise prices that were less than the market price of the Company’s common stock at the date of grant. The Company recorded as deferred compensation a portion of the difference between the exercise prices and the fair values of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation was being expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of the Company’s common stock at the date of grant, which was being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004
Net income as reported	$33,980	$71,701
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,447	1,448
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(27,219)	(15,881)
Pro forma net income	$9,208	$57,268

Net income per share:
Basic-as reported	$0.90	$2.21
Basic-pro forma	$0.24	$1.76
Diluted-as reported	$0.86	$2.05
Diluted-pro forma	$0.23	$1.65

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $17.0 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units. (See Note L for further disclosure of stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning January 1, 2007.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, or SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment and allows application of its provisions either by (1) restating prior financial statements or (2) recording the cumulative effect of applying the guidance as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 was effective for the year ended December 31, 2006. Adoption did not result in either a restatement of Avid’s prior year financial statements or a cumulative adjustment.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. Related to the transition to FIN 48, the FASB has issued two methods, Alternative A and Alternative B, for reporting subsequent events occurring during the first quarter of 2007. The Company has elected to use Alternative B as its method for reporting subsequent events. Under Alternative B, the Company will no longer recognize differences between Type I and Type II subsequent events. Type I events are those items that would effect pre FIN 48 adoption accounting and therefore would be reflected in the financial statements at December 31, 2006. Type II subsequent events would not have an impact on pre FIN 48 adoption accounting. When determining the cumulative-effect adjustment, the subsequent information would not be considered as available and, therefore, the information is not reflected in the cumulative-effect adjustment at January 1, 2007. Although the Company has not completed the process of evaluating the effects that will result from adopting FIN 48, based on our preliminary analysis, the Company does not believe that there will be a material impact on its financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements which result in an obligation to service a financial asset, and requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. Adoption of SFAS No. 156 will not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for Avid. As of December 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

C.	MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2006 and 2005 are as follows (in thousands):

	Cost	Net Unrealized Gains (Losses)	Fair Value
2006
Corporate obligations	$51,259	$3	$51,262
Asset-backed securities	24,623	(57)	24,566
	$75,882	$(54)	$75,828

2005
Government and government-agency obligations	$22,134	$—	$22,134
Commercial paper	7,540	—	7,540
Corporate obligations	21,118	(11)	21,107
Municipal obligations	19,634	—	19,634
Asset-backed securities	45,019	(77)	44,942
	$115,445	$(88)	$115,357

All fixed income securities held at December 31, 2006 and 2005 have an effective maturity of less than one year. The Company’s investments in floating-rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset within 120 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate investments in floating-rate securities. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were immaterial for the years ended December 31, 2006, 2005 and 2004.

D.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consists of the following (in thousands):

	December 31,
	2006	2005
Accounts receivable	$160,909	$162,902
Less:
Allowance for doubtful accounts	(2,583)	(4,847)
Allowance for sales returns and rebates	(19,748)	(17,386)
	$138,578	$140,669

The accounts receivable and deferred revenue balances as of December 31, 2006 and December 31, 2005 are net of approximately $40 million and $17 million, respectively, which represent amounts for large solution and certain distributor sales that have been invoiced but for which revenue has not been earned and payment is not due.

E.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$41,937	$26,878
Work in process	9,140	13,040
Finished goods	93,161	56,927
	$144,238	$96,845

As of December 31, 2006 and 2005, the finished goods inventory included inventory at customer locations of $23.3 million and $8.9 million, respectively, associated with product shipped to customers for which revenue had not yet been recognized.

F.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Depreciable	December 31,
	Life	2006		2005
Computer and video equipment and software	2 to 5 years	$$	125,721	$$	111,207
Office equipment	3 to 5 years		3,890		3,850
Furniture and fixtures	3 to 7 years		13,413		12,209
Leasehold improvements	3 to 10 years		26,371		23,493
			169,395		150,759
Less accumulated depreciation and amortization			128,912		112,196
		$$	40,483	$$	38,563

Depreciation and amortization expense related to property and equipment was $20.7 million, $16.8 million and $12.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company wrote off fully depreciated assets with gross values of $4.7 million, $2.3 million and $6.2 million in 2006, 2005 and 2004, respectively.

G.	ACQUISITIONS

Sibelius

On July 28, 2006, the Company acquired all the outstanding shares of Sibelius Software Limited, a UK-based music applications software company and a leading provider of music notation software in the education and professional markets, for cash, net of cash acquired, of $20.3 million, plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. Our acquisition of Sibelius allows us to broaden our Audio product offerings and accelerate our expansion into the educational market. The Company performed a preliminary allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process research and development ("R&D") and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. During the fourth quarter of 2006, the Company received a cash refund of $0.3 million related to the settlement of a purchase price adjustment clause in the acquisition agreement. Also during the fourth quarter of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily deferred tax assets and tax reserves, and recorded an increase in the value of net assets acquired of $0.3 million with a corresponding decrease to goodwill. The total goodwill of $13.4 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering its products to Sibelius’s education customer base and by offering Sibelius’s products to its customer base, is reported within the Audio segment and is not deductible for tax purposes.

The Company used the income approach to determine the values of the acquired intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, generally cash flows discounted to present value. This approach typically uses a projection of revenues and expenses attributed to the intangible asset to calculate a potential income stream which is then discounted using a rate of return that is based on the weighted-average cost of capital adjusted for the risk, or uncertainty, associated with achieving the projected income stream. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the perceived ability to accurately estimate future revenues and expenses. Projections of revenues and expenses and the determination of the appropriate discount rate reflect management's best estimates of these factors at the time of the valuation. The weighted-average discount rate (or rate of return) used to determine the value of Sibelius’s intangible assets was 17% and the effective tax rate used was 40%.

The amortizable identifiable intangible assets include developed technology of $6.6 million, customer relationships of $1.8 million and a trade name of $0.8 million. The values of the customer relationships and trade name are both being amortized on a straight-line basis over their estimated useful lives of six years. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of four years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately five years. Amortization expense for these intangibles totaled $0.9 million from the date of acquisition to December 31, 2006. The allocation of $0.5 million to in-process R&D was expensed at the time of acquisition and represents technology that had not yet reached technological feasibility and had no alternative future use.

Sundance

On April 13, 2006, Avid acquired all the outstanding shares of Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment, for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. The acquisition of Sundance allows the Company to offer more open and streamlined broadcast production workflows across the entire spectrum of media acquisition, production and transmission. The Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the third and fourth quarters of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily related to accounts receivable reserves. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $0.6 million increase to the value of the net liabilities assumed and a corresponding increase to goodwill. The total goodwill of $10.4 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Sundance’s broadcast automation products to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

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

The amortizable identifiable intangible assets include developed technology of $3.9 million, customer relationships of $1.0 million, non-compete agreements of $0.4 million and trademarks and trade name of $0.3 million. The values of the customer relationships, non-compete agreements and trademarks and trade name, which were determined using the income approach, are being amortized on a straight-line basis over their estimated useful lives of six years, two years and six years, respectively. The value of the developed technology, which was determined using the cost approach, is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately four years. Amortization expense for these intangibles totaled $1.2 million from the date of acquisition to December 31, 2006.

Medea

On January 12, 2006, Avid acquired all the outstanding shares of Medea Corporation, a California-based provider of local storage solutions for real-time media applications, for cash of $8.9 million plus transaction costs of $0.2 million. The acquisition of Medea allows the Company to provide high performance, low cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers. The Company performed a preliminary allocation of the total purchase price of $9.1 million to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the second, third and fourth quarters of 2006, the Company continued its analysis of the fair values of certain assets and liabilities, primarily related to accruals for employee termination and facility closure costs. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in net liabilities assumed and a corresponding increase to goodwill. The total goodwill of $8.2 million, which reflects the value of the assembled workforce and the synergies the Company expects to realize by offering Medea’s RAID (Redundant Array of Independent Disks) storage solutions to its Professional Video segment customers, is reported within the Professional Video segment and is not deductible for tax purposes.

The Company used the income approach to determine the value of the intangible assets, using a weighted-average discount rate (or rate of return) of 19% and an effective tax rate of 35%. The amortizable identifiable intangible assets include developed technology of $2.7 million, customer relationships of $0.7 million, order backlog of $0.3 million and non-compete agreements of $0.1 million. The customer relationships, order backlog and non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of six years, one-half year and two years, respectively. Developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenue to the total of current quarter and anticipated future revenues, or the straight-line method, over the estimated useful life of two and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three years. Amortization expense for these intangibles totaled $1.6 million from the date of acquisition to December 31, 2006. The allocation of $0.3 million to in-process R&D was expensed at the time of acquisition.

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

During 2005, the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $123.1 million to identifiable intangible assets (including $32.3 million of in-process R&D) and the remaining $226.5 million to goodwill. The goodwill reflects the value of the underlying enterprise, as well as planned synergies that Avid expects to realize, including incremental sales of legacy Avid Professional Video products. This goodwill is not deductible for tax purposes and will not be amortized for financial reporting purposes, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

During 2006, the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventory reserves, deferred tax assets and tax reserves, and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $12.7 million increase in the value of the net assets acquired and a corresponding decrease to goodwill. This resulted in total goodwill related to the Pinnacle acquisition of $213.8 million with $82.7 million assigned to the Company’s Professional Video segment and $131.1 million has been assigned to the Consumer Video segment.

In December 2006, the Company's annual goodwill impairment testing determined that the carrying value of the Consumer Video segment goodwill exceeded its implied fair value. As described in Note B, the Company performs its annual goodwill impairment analysis in the fourth quarter of each year. This is also the quarter in which the Company completes its annual budget for the upcoming year and updates longer-range plans for each business unit. In connection with these analyses, revenue projections for the Consumer Video business unit were lowered significantly from those prepared in connection with the acquisition, indicating that the fair value of the business unit had declined. A new estimate of the fair value of the Consumer Video unit was prepared based on a multiple-of-revenue technique similar to that used in valuing the Pinnacle acquisition, updated for these current revenue projections. This fair value was then allocated among the Consumer Video segment’s tangible and intangible assets and its liabilities to determine the implied fair value of goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $53 million, the Company recorded this amount as an impairment loss. The result of this analysis was that a $53 million impairment loss was recorded, which decreased Consumer Video goodwill to $78.1 million at December 31, 2006.

The identifiable intangible assets, with the exception of the in-process R&D, which was expensed at the time of acquisition, are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted-average amortization period for these intangible assets in total is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years; or 2) the straight-line method over each product’s remaining respective useful life. Amortization expense for these intangibles totaled $24.5 million and $12.6 million, respectively, for the years ended December 31, 2006 and 2005, and accumulated amortization was $37.1 million at December 31, 2006.

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo"), a Germany-based provider of virtual instruments for music producers and sound designers. The total purchase price of $5.1 million was allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. The goodwill, which reflects the value of the assembled workforce and the synergies the Company hopes to realize by integrating the Wizoo technology with its other products, is reported within the Company’s Audio segment and is not deductible for tax purposes. The amortizable identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangibles totaled $0.4 million and $0.2 million, respectively, for the years ended December 31, 2006 and 2005, and accumulated amortization was $0.6 million at December 31, 2006. The in-process R&D of $0.1 million was expensed at the time of acquisition..

As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. During 2006, three engineering milestones were met and €0.6 million ($0.8 million) was recorded as additional purchase price. Also during 2006, goodwill was reduced by a $0.5 million primarily as a result of a further increase in the value of net assets acquired due to the utilization of Wizoo deferred tax assets, resulting in a goodwill balance of $4.7 million at December 31, 2006.

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

As part of the purchase agreement, Avid agreed to make additional payments to the former shareholders and option holders of M-Audio of up to $45.0 million through the issuance of additional Avid shares or options, contingent upon the operating results of M-Audio through December 31, 2005. Any such payments would have been recorded as additional purchase price allocated to goodwill. Based of M-Audio’s operating results through December 31, 2005, the Company determined that no such additional shares or options were due and, thus, no amount was recorded as additional purchase price.

The identifiable intangible assets are being amortized over their estimated useful lives of twelve years for customer relationships, six years for the trade name, four years for the developed technology and two years for the non-compete covenant. The twelve year life for customer relationships, although longer than that used for similar intangible assets for other acquisitions by Avid, is considered reasonable due to the similarities in their business to Avid’s Digidesign division, which has enjoyed long-term relationships with its customers. Amortization expense totaled $4.6 million, $4.8 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and accumulated amortization of these intangible assets was $11.2 million at December 31, 2006. Also, during the years ended December 31, 2006 and 2005, the goodwill was reduced by $0.3 million and $1.2 million, respectively, to $120.5 million, primarily due to the resolution of tax contingencies.

Avid Nordic AB

In September 2004, the Company acquired Avid Nordic AB, a Sweden-based exclusive reseller of Avid products operating in the Nordic and Benelux regions of Europe, for cash, net of cash acquired, of € 6.1 million ($7.4 million) plus transaction costs of $0.3 million. The purchase price was allocated as follows: $1.0 million to net assets acquired, $4.7 million to an identifiable intangible asset and the remaining $2.0 million to goodwill.

The identifiable intangible asset represents customer relationships developed in the region by Avid Nordic AB. This asset will be amortized over its estimated useful life of five years. Amortization expense totaled $1.0 million, $0.9 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and accumulated amortization of these intangible assets was $2.2 million at December 31, 2006. During the year ended December 31, 2004, the goodwill was increased by $0.4 million to $2.4 million due to a reduction in the estimated fair value of inventory and other current assets acquired from Avid Nordic AB.

As part of the purchase agreement, Avid was required to make additional payments to the former shareholders of Avid Nordic AB of up to € 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005, with the payments to be recorded as additional purchase consideration, allocated to goodwill. During 2005, the Company paid approximately € 1.1 million ($1.4 million) of additional purchase consideration and recorded a corresponding increase to goodwill. As of December 31, 2006, goodwill was $3.8 million.

NXN Software

In January 2004, Avid acquired Munich, Germany-based NXN Software GmbH ("NXN"), a leading provider of asset and production management systems specifically targeted for the entertainment and computer graphics industries, for cash of € 35 million ($43.7 million), net of cash acquired. The total purchase price was allocated as follows: ($1.0 million) to net liabilities assumed, $7.2 million to identifiable intangible assets and the remaining $38.8 million to goodwill.

The identifiable intangible assets included developed technology valued at $4.3 million, customer relationships valued at $2.1 million and a trade name valued at $0.8 million, which are being amortized over their estimated useful lives of four to six years, three to six years and six years, respectively. In December 2004, the Company reviewed the identifiable intangible assets acquired in the NXN transaction and found the customer relationships intangible assets and the trade name to be impaired. The Company recalculated the fair values of these intangible assets based on revised expected future cash flows, reflecting primarily contract renegotiations, and recorded a charge of $1.2 million in December 2004 to write them down to their revised fair values. Amortization expense relating to these intangibles was $0.9 million, $1.0 million and $1.2 million for the years December 31, 2006, 2005 and 2004, respectively, and accumulated amortization was $3.1 million at December 31, 2006.

During the year ended December 31, 2004, the $38.8 million of goodwill was reduced by $0.7 million to $38.1 million due to finalizing the estimated fair value of deferred revenue acquired from NXN. During the year ended December 31, 2006, the goodwill was reduced by an additional $3.3 million, to $34.8 million, due to the utilization of NXN deferred tax assets.

Amortizing Identifiable Intangible Assets

As a result of the Company’s acquisitions, amortizing identifiable intangible assets consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technologies and patents	$66,298	$(36,984)	$29,314	$52,698	$(14,606)	$38,092
Customer relationships	71,701	(15,864)	55,837	68,200	(6,755)	61,445
Trade names	21,316	(5,093)	16,223	20,245	(1,993)	18,252
Non-compete covenants	1,704	(1,384)	320	1,200	(818)	382
License agreements	560	(206)	354	560	(55)	505
Order backlog	340	(340)	—	—	—	—
	$161,919	$(59,871)	$102,048	$142,903	$(24,227)	$118,676

Amortization expense related to all intangible assets in the aggregate was $35.6 million, $20.2 million and $4.0 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The Company expects amortization of these intangible assets to be approximately $30 million in 2007, $20 million in 2008, $16 million in 2009, $12 million in 2010, $11 million in 2011, and $13 million thereafter.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sibelius, Sundance, Medea, Pinnacle and Wizoo have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the year ended December 31, 2006 as if the acquisitions of Sibelius and Sundance had occurred as of January 1, 2006, and the results of operations for the year ended December 31, 2005 as if the acquisitions of Sibelius, Sundance, Medea and Pinnacle had occurred as of January 1, 2005. Pro forma results of operations for the year ended December 31, 2006 giving effect to the Medea acquisition and for the year ended December 31, 2005 giving effect to the Wizoo acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2006 or 2005, or of future results.

(in thousands except per share data)	Year Ended December 31,
	2006	2005
Net revenues	$919,951	$937,775
Net loss	($45,540)	($19,507)
Net loss per share – basic	($1.09)	($0.47)
Net loss per share - diluted	($1.09)	($0.47)

H.	INCOME TAXES

Income before income taxes and the components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Income before income taxes:
United States	$(27,309)	$36,019	$55,811
Foreign	(265)	6,316	14,278
Total income before income taxes	$(27,574)	$42,335	$70,089

Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$2,290	$705	$630
State	669	225	125
Foreign benefit of net operating losses	(364)	(2,979)	(1,541)
Other foreign	8,259	10,630	488
Total current tax expense (benefit)	10,854	8,581	(298)

Deferred tax expense (benefit):
Federal	7,926	1,820	—
State	—	—	—
Foreign benefit of net operating losses	—	—	(2,269)
Other foreign	(3,427)	(2,046)	955
Total deferred tax expense (benefit)	4,499	(226)	(1,314)
Total provision for (benefit from) income taxes	$15,353	$8,355	$(1,612)

Net cash payments for (refunds of) income taxes in 2006, 2005 and 2004 were approximately $4.9 million, $3.1 million, and ($1.3 million), respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $91.9 million at December 31, 2006.

Net deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Tax credit and net operating loss carryforwards	$80,982	$129,248
Allowances for bad debts	443	781
Difference in accounting for:
Revenue	6,166	7,208
Costs and expenses	23,931	33,183
Inventories	5,827	5,179
Acquired intangible assets	51,910	43,610
Other	3	630
Gross deferred tax assets	169,262	219,839
Valuation allowance	(138,974)	(182,121)
Deferred tax assets after valuation allowance	30,288	37,718

Deferred tax liabilities:
Difference in accounting for:
Revenue	—	(589)
Costs and expenses	(2,056)	(4,078)
Inventories	(2,469)	(246)
Acquired intangible assets	(31,374)	(38,557)
Other	—	(3,092)
Gross deferred tax liabilities	(35,899)	(46,562)

Net deferred tax assets (liabilities)	$(5,611)	$(8,844)

Certain 2005 deferred tax items have been re-classified during 2006, including state research and development credits and excess tax benefits related to stock option exercises; an equivalent amount of adjustment was made to the valuation allowance.

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.

For U.S. federal income tax purposes at December 31, 2006, the Company has tax credit carryforwards of approximately $62.9 million, which will expire between 2007 and 2026, and net operating loss carryforwards of approximately $219.2 million, which will expire between 2010 and 2025. These amounts include $9.7 million in Pinnacle tax credit carryforwards and $82.8 million in Pinnacle net operating loss carryforwards, both of which are subject to limitation under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. Based on the level of the deferred tax assets as of December 31, 2006 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warrants a full valuation allowance at December 31, 2006.

The Company’s assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based upon its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. If the valuation allowance of

$138.9 million as of December 31, 2006 were to be removed in its entirety, a $90.4 million non-cash reduction in income tax expense, and a $48.5 million credit to goodwill related to Pinnacle net operating losses, tax credit carryforwards and temporary differences would be recorded. For 2006 and 2005, the impact to goodwill resulting from the utilization of acquired U.S. deferred tax assets was $9.8 million and $1.9 million, respectively.

Excluded from the above deferred tax schedule as of December 31, 2006 are tax assets totaling $68.7 million resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS No. 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. As a result of the exercise of employee stock options, the Company recorded increases to additional paid-in capital of $4.1 million and $1.1 million in 2006 and 2005, respectively.

The Company had net operating loss carryforwards relating to the Irish manufacturing branch of approximately $3.2 million, which it utilized in 2006. Until 2004, due to the uncertainty regarding the realization of this asset, the Company had established a valuation allowance related to the entire carryforwards amount. At December 31, 2004, since the Irish operations had generated sufficient profits in recent years and future profitability was anticipated, the Company determined that it was more likely than not that it would realize the benefit related to the net operating loss carryforward. Accordingly, at December 31, 2004, the Company removed the $2.1 million valuation allowance against this deferred tax asset.

A reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate follows:

	2006	2005	2004
Statutory rate	(35)%	35%	35%
Tax credits	(5)	(2)	(3)
Foreign operations	20	(5)	(6)
State taxes, net of federal benefit	1	3	2
Other	2	1	-
In process research and development	-	27	-
Goodwill impairment	67	-	-
Increase (decrease) in valuation allowance	6	(39)	(30)
Effective tax rate	56%	20%	(2%)

I.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Long-term deferred tax liabilities, net	$11,116	$9,372
Long-term deferred revenue	3,851	3,171
Long-term deferred rent	3,396	3,644
Long-term accrued restructuring	2,108	3,861
	$20,471	$20,048

J.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2006 are as follows (in thousands):

Year
2007	$25,173
2008	20,804
2009	18,196
2010	14,341
2011	9,456
Thereafter	21,233
Total	$109,203

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases is $7.7 million as of December 31, 2006. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2011 and represent an aggregate obligation of $10.4 million through 2011. The Company has a restructuring accrual of $3.1 million at December 31, 2006 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities related obligations (see Note N).

The Company's two leases for corporate office space in Tewksbury, Massachusetts, expiring in June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have early termination options, which if exercised by the Company, would result in a penalty of approximately $1.3 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2006, be eligible to draw against this letter of credit to a maximum of $0.75 million. The letter of credit will remain in effect at $0.75 million throughout the remaining lease period, which extends to September 2014. As of December 31, 2006, the Company was not in default of this lease.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $22.2 million, $19.6 million and $16.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total rent received from the Company’s operating subleases was approximately $3.5 million, $3.5 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase Commitments and Sole Source Suppliers

As of December 31, 2006, the Company has entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and aggregate approximately $69.9 million.

The Company depends on sole source suppliers for certain key hardware components of its products. If any of these sole source suppliers cease, suspend or otherwise limit production or shipment of their hardware components, or adversely modify purchasing terms or pricing structures, the Company's ability to sell and service its products may be impaired. The Company procures product components and builds inventory based upon forecasts of product life cycle and customer demand. If the Company is unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, the Company may have insufficient, excess or obsolete product inventory.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2006 and 2005, Avid’s maximum recourse exposure totaled approximately $11.0 million and $13.0 million, respectively. The Company records revenue from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third-party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates applied to the funded amount outstanding at period end. At December 31, 2006 and 2005, the Company’s accrual for estimated losses was $1.5 million and $1.8 million, respectively.

Contingencies

Avid receives inquiries from time to time with regard to possible patent infringement claims by us. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

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

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled "Iconic Audiovisual Data Editing Environment." The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. The complaint was served on December 19, 2006, and the Company's answer is due on March 12, 2007. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any possible loss contingency.

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

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2006 and 2005 (in thousands):

Accrual balance at December 31, 2004	$2,261
Acquired product warranty	3,510
Accruals for product warranties	4,906
Cost of warranty claims	(4,487)
Accrual balance at December 31, 2005	6,190
Acquired product warranty	67
Accruals for product warranties	4,891
Cost of warranty claims	(5,076)
Accrual balance at December 31, 2006	$6,072

K.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

A stock repurchase program was approved by the Company’s board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of the Company’s common stock repurchased from July 25, 2006 through the completion date. The average price per share, including commissions, paid for the shares of common stock repurchased under this program was $34.94. The stock repurchase program was funded using the Company’s working capital. At December 31, 2006 and 2005, the outstanding shares of the Company's common stock, net of treasury shares, were 41.1 million and 42.1 million, respectively.

Under some of the Company's equity compensation plans, employees have the option to satisfy any withholding tax obligations by tendering to the Company a portion of the common stock received under the award. In addition, under some of the Company's equity award agreements, employees are required to satisfy any withholding tax obligation by tendering the Company a portion of the common stock received under the award. During the years ended December 31, 2006 and 2005, the Company received approximately 4,039 shares and 1,588 shares, respectively, of its common stock in exchange for $0.2 million and $0.1 million, respectively, of employee withholding liabilities paid by the Company. During the year ended December 31, 2004, the Company did not receive any shares to satisfy tax withholding obligations.

Warrant

In connection with the acquisition of Softimage Inc., the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000, at a price of $47.65 per share, and expires on August 3, 2008.

L.	STOCK PLANS

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. Certain plans allow for options to be granted at below market price under certain circumstances, although this is typically not the Company’s practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of December 31, 2006, 2,545,960 shares of common stock remain available to cover future stock option grants under the Company’s stock-based compensation plans, including 2,127,926 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $16.8 million, $2.4 million and $1.4 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

	2006	2005	2004
Product cost of revenues	$516	$–	$–
Services cost of revenues	801	–	–
Research and development expense	4,925	272	159
Marketing and selling expense	4,833	772	434
General and administrative expense	5,766	1,403	855
	$16,841	$2,447	$1,448

In addition, stock-based compensation totaling $180,000 was included in the caption "restructuring costs, net" during 2006 related to stock-based compensation expense for the acceleration of vesting for certain employees who were terminated in a restructuring program.

If the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the years ended December 31, 2005 and 2004, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts shown in Note B – "Summary of Significant Accounting Policies."

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For stock options granted prior to 2006, the Company recognized stock-compensation expense using the graded-vesting attribution method. For options granted since the adoption of SFAS 123(R), the Company uses the straight-line attribution method.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.84%	4.00%	2.20%
Expected volatility	34.1%	51.0%	61.0%
Expected life (in years)	4.39	4.24	3.40
Weighted-average fair value of options granted	$14.16	$22.57	$24.06

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

Based on the Company’s historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the year ended December 31, 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

Information with respect to options granted under all stock option plans for the years ended December 31, 2006, 2005 and 2004, respectively, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2003	4,233,477	$17.58
Granted	869,786	$45.31
Assumed in M-Audio acquisition	345,202	$9.21
Exercised	(1,749,768)	$16.04
Canceled or forfeited	(114,508)	$19.55
Options outstanding at December 31, 2004	3,584,189	$24.19
Granted	1,792,968	$51.47
Exercised	(984,114)	$17.18
Canceled or forfeited	(172,869)	$43.06
Options outstanding at December 31, 2005	4,220,174	$36.65
Granted	412,650	$39.59
Assumed in Sibelius acquisition	34,581	$8.45
Exercised	(403,239)	$16.87
Forfeited	(242,614)	$42.78
Canceled	(49,509)	$50.70
Options outstanding at December 31, 2006	3,972,043	$38.17	7.08	$26,511
Options vested at December 31, 2006 or expected to vest	3,860,835	$37.99	7.03	$26,420
Options exercisable at December 31, 2006	2,582,692	$35.60	6.30	$24,346

Options assumed through the acquisitions of Sibelius in 2006 and M-Audio in 2004 had exercise prices below the Company's average market price on the date of acquisition. The weighted-average fair value of the Sibelius assumed options was $27.65 which was determined using the Black-Scholes option pricing model assuming an expected volatility of 34.3%, a risk-free interest rate of 5.01% and an expected life of 2.55 years for the remaining vesting.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $10.2 million, $37.0 million and $62.8 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2006 was $6.8 million. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the year ended December 31, 2006, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes the status of the Company’s non-vested restricted stock units as of December 31, 2005 and changes during the year ended December 31, 2006:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2005	—	—

Granted	207,757	$47.01
Vested	(3,738)	$47.01
Forfeited	(22,400)	$47.01
Non-vested at December 31, 2006	181,619	$47.01	1.69	$6,767

The following table summarizes the changes in the Company’s non-vested restricted stock for the years ended December 31, 2006, 2005 and 2004:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2003	—	—
Granted	20,000	$56.72
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2004	20,000	$56.72
Granted	—	—
Vested	5,000	$56.72
Forfeited	—	—
Non-vested at December 31, 2005	15,000	$56.72
Granted	8,618	$47.01
Vested	(9,000)	$56.72
Forfeited	(4,000)	$56.72
Non-vested at December 31, 2006	10,618	$48.84	1.62	$396

As of December 31, 2006, there was $21.8 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $12.0 million in 2007, $5.9 million in 2008, $3.0 million in 2009 and $0.9 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.22 years.

Employee Stock Purchase Plans

The Company’s Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of December 31, 2006, 289,600 shares remain available for issuance under this plan. Based on the plan design, the Company’s Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. The Company’s contribution to the plan is 50% of up to the first 6% of an employee’s salary contributed to the plan by the employee. The Company’s contributions to this plan totaled $3.4 million, $2.8 million and $2.4 million in 2006, 2005 and 2004, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made related contributions of $2.2 million, $1.6 million and $1.5 million in 2006, 2005 and 2004, respectively.

Nonqualified Deferred Compensation Plan

The Board of Directors has approved a nonqualified deferred compensation plan (the "Deferred Plan"). The Deferred Plan covers senior management and members of the Board of Directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefit payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.5 million and $1.4 million as of December 31, 2006 and 2005, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

N.	RESTRUCTURING COSTS, NET

During the fourth quarter of 2006, the Company implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. As a result of the Professional Video restructuring program, 41 employees worldwide, primarily in the management and sales teams, were notified that their employment would be terminated and a small leased office in Australia was closed. The total estimated costs for the employee terminations are $2.8 million and the total costs for the facility closure are $0.1 million. The purpose of the program was to improve the efficiency of the segment's organizational structure.

As a result of the Consumer Video restructuring program, 11 employees worldwide, primarily in the sales and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs for the employee terminations are $0.8 million and the total costs for the facility closure are $0.1 million. The purpose of the program was to reduce costs and improve the efficiency of the segment's organizational structure.

Also during the fourth quarter of 2006, a new subtenant was found for a portion of a London, UK facility vacated as part of a 1999 restructuring program. This resulted in a lower estimate of the restructuring accrual required for this facility and a recovery of $0.6 million was recorded in the Company's statement of operations.

During the third quarter of 2006, the Company reached an agreement with the landlord of its Daly City, California facility and executed an amendment to the existing lease for that office space which extended the lease through September 2014. Based on the new terms of the amended lease and the Company's changing facilities requirements, the Company has determined that it will re-occupy the space in this facility that had previously been vacated under a 2002 restructuring plan. Accordingly, the $1.5 million restructuring accrual for that facility was reversed during 2006.

In March 2006, the Company implemented a restructuring program within the Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling and the research and development teams, were notified that their employment would be terminated. The purpose of the program was to improve the efficiency of the Company’s organizational structure. In connection with this action, the Company recorded a charge of $1.1 million. Payments to these employees were completed during 2006, and approximately $0.1 million remaining in the related restructuring accrual was reversed.

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

The Company recorded these charges in accordance with the guidance of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million for Pinnacle in 2005 and $1.1 million for Medea in 2006 related to severance agreements and lease or other contract terminations in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Such amounts recorded in connection with the Pinnacle and Medea acquisitions are reflected in the purchase price allocations for the acquisitions and any adjustments to the accruals are recorded as adjustments to goodwill (see Note G) and are not recorded in the Company’s statement of operations.

The following table sets forth the activity in the restructuring and other costs accruals for the year ended December 31, 2006 (in thousands):

	Non-Acquisition Related Restructuring Liabilities		Acquisition Related Restructuring Liabilities
	Employee Related	Facilities Related	Employee Related	Facilities Related	Total
Accrual balance at December 31, 2003	$50	$4,843	$—	$—	$4,893
New restructuring activities	—	241	—	—	241
Revisions of estimated liabilities	(50)	(191)	—	—	(241)
Cash payments	—	(1,455)	—	—	(1,455)
Foreign exchange impact on ending balance	—	96	—	—	96
Accrual balance at December 31, 2004	—	3,534	—	—	3,534
New restructuring activities	822	501	10,013	4,428	15,764
Revisions of estimated liabilities		1,778	—	—	1,778
Cash payments for employee-related charges	(693)	—	(6,985)	—	(7,678)
Cash payments for facilities, net of sublease income	—	(1,315)	—	(1,589)	(2,904)
Foreign exchange impact on ending balance	—	(31)	(52)	(54)	(137)
Accrual balance at December 31, 2005	129	4,467	2,976	2,785	10,357
New restructuring activities	4,546	158	725	351	5,780
Revisions of estimated liabilities	(183)	(2,088)	(1,908)	(662)	(4,841)
Accretion	—	123	—	55	178
Cash payments for employee-related charges	(2,125)	—	(1,016)	—	(3,141)
Cash payments for facilities, net of sublease income	—	(1,336)	—	(1,222)	(2,558)
Foreign exchange impact on ending balance	66	270	155	197	688
Accrual balance at December 31, 2006	$2,433	$1,594	$932	$1,504	$6,463

The employee-related accruals at December 31, 2006 represent severance and outplacement costs to former employees that will be paid out within the next 12 months and are, therefore, included in the caption "accrued expenses and other current liabilities" in the consolidated balance sheet at December 31, 2006.

The facilities-related accruals at December 31, 2006 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.0 million is included in the caption "accrued expenses and other current liabilities" and $2.1 million is included in the caption "long-term liabilities" in the consolidated balance sheet at December 31, 2006.

O.	SEGMENT INFORMATION

The Company’s organizational structure is based on strategic business units that offer various products to the principal markets in which the Company’s products are sold. In SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated the discrete financial information that is regularly reviewed by the chief operating decision makers and determined that these business units equate to three reportable segments: Professional Video; Audio; and Consumer Video.

The Professional Video segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound in a faster, easier, more creative and more cost-effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and government videos. This segment includes the Media Composer family of products, which accounted for approximately 9%, 12% and 17% of the Company’s consolidated net revenues in 2006, 2005 and 2004, respectively. Also within this segment are Shared Storage products that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology, and enable users to simultaneously share and manage media assets throughout a project or organization. This product family accounted for 10%, 10% and 12% of the Company’s consolidated net revenues in 2006, 2005 and 2004, respectively.

The Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 15%, 18% and 24% of the Company’s consolidated net revenues in 2006, 2005 and 2004, respectively.

The Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer. This segment was formed in August 2005 and is comprised of certain product lines acquired in the Pinnacle acquisition (see Note G).

The Company evaluates performance based on profit and loss from operations before income taxes, interest income, interest expenses and other income, excluding the effects of restructuring, amortization of intangible assets or impairment of goodwill and intangible assets associated with acquisitions and stock-based compensation. Common costs not directly attributable to a particular segment are allocated between segments based on management’s best estimates.

The following is a summary of the Company’s operations by reportable segment for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Professional Video	Audio	Consumer Video	Combined Segments
Year Ended December 31, 2006:
Net revenues	$479,383	$304,362	$126,833	$$910,578
Operating income (loss)	34,008	45,120	(5,227)	73,901
Assets as of December 31,	249,949	93,832	53,955	362,736
Depreciation	16,355	3,486	853	20,694
Capital expenditures	15,257	4,858	658	20,773

Year Ended December 31, 2005:
Net revenues	$448,288	$268,058	$59,097	$$775,443
Operating income	52,735	38,599	3,344	94,678
Assets as of December 31,	179,027	88,437	40,574	308,038
Depreciation	13,473	2,860	465	16,798
Capital expenditures	14,740	2,786	240	17,766

Year Ended December 31, 2004:
Net revenues	$391,143	$198,462	$—	$589,605
Operating income	46,153	29,251	—	75,404
Assets as of December 31,	142,105	66,023	—	208,128
Depreciation	9,529	2,502	—	12,031
Capital expenditures	12,477	2,700	—	15,177

Certain expenses related to restructurings and acquisitions are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income for reportable segments to total consolidated amounts for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Total operating income for reportable segments	$73,901	$94,678	$75,404
Unallocated amounts:
Restructuring costs, net	(2,613)	(3,155)	—
In-process research and development	(879)	(32,390)	—
Stock-based compensation	(16,604)	(2,163)	(1,418)
Amortization of acquisition-related intangible assets	(35,653)	(20,221)	(4,049)
Impairment of goodwill and intangible assets	(53,000)	—	(1,187)
Consolidated operating income (loss)	$(34,848)	$36,749	$68,750

Certain assets including cash and marketable securities and acquisition-related intangible assets are not included in the assets of the reportable segment because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Total assets for reportable segments	$362,736	$308,038	$208,128
Unallocated amounts:
Cash, cash equivalents and marketable securities	172,107	238,430	155,419
Acquisition-related intangible assets and goodwill	462,191	515,578	212,687
Total assets	$997,034	$1,062,046	$576,234

The following table summarizes the Company’s revenues by country for the years ended December 31, 2006, 2005 and 2004 (in thousands). The categorization of revenue is based on the country in which the sales originate:

	2006	2005	2004
Revenues:
United States	$393,243	$332,520	$287,182
Other countries	517,335	442,923	302,423
Total revenues	$910,578	$775,443	$589,605

The following table summarizes the Company’s long-lived assets, by country (in thousands):

	December 31,
	2006	2005
Long-lived assets:
United States	$34,194	$33,176
Other countries	16,710	11,615
Total long-lived assets	$50,904	$44,791

P.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

We have significant international operations and, therefore, the Company's revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables, sales transactions, as well as net investments in foreign operations. We derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward contracts. There are two objectives of our foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30 day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criterion of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," to be treated as hedges for accounting purposes.

As of December 31, 2006 and 2005, the Company had foreign currency forward contracts outstanding with notional values of $69.5 million and $49.4 million, respectively, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese Yen, Australian dollar, Singapore dollar and Korean won, as hedges against forecasted foreign currency denominated receivables, payables and cash balances.

At December 31, 2006, we also had a foreign currency forward contract with a notional value of $23.2 million to hedge the Company's net investment in its Canadian subsidiary. At December 31, 2006, the fair value of this forward contract was $1.0 million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

Net realized and unrealized losses of $0.7 million, $1.6 million and $1.7 million resulting from foreign currency transactions, remeasurement and foreign currency forward contracts were included in results of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Q.	NET INCOME PER SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(42,927)	$33,980	$71,701

Weighted-average common shares outstanding - basic	41,736	37,762	32,485
Weighted-average potential common stock:
Options	—	1,663	2,483
Warrant	—	92	35
Weighted-average common shares outstanding - diluted	41,736	39,517	35,003

Net income (loss) per common share – basic	$(1.03)	$0.90	$2.21
Net income (loss) per common share – diluted	$(1.03)	$0.86	$2.05

Common stock options, restricted shares and a warrant that were considered anti-dilutive securities and excluded from the diluted net income per share calculations were as follows, on a weighted-average basis:

	Year Ended December 31,
	2006	2005	2004
Options	3,413	860	137
Warrant	1,155	—	—
Unvested restricted stock and restricted stock units	177	15	20
Total anti-dilutive common stock equivalents	4,745	875	157

R.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Sibelius, Sundance and Medea in 2006, Pinnacle and Wizoo in 2005 and NXN, M-Audio and Avid Nordic AB in 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Fair value of:
Assets acquired and goodwill	$62,689	$492,472	$249,924
Acquired incomplete technology	879	32,390	—
Payment for contingency	802	1,370	1,310
Liabilities assumed	(17,498)	(78,424)	(22,337)
Deferred compensation for stock options issued	—	—	5,500
Total consideration	46,872	447,808	234,397

Less: cash acquired	(3,703)	(102,983)	(1,875)
Less: equity consideration and accrued payments	(41)	(363,348)	(97,007)
Net cash paid for (received from) acquisitions	$43,128	$(18,523)	$135,515

As part of the purchase agreement for Wizoo, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. During 2006, three engineering milestones were met and €0.6 million was recorded as additional purchase price.

As part of the purchase agreement for Avid Nordic AB, Avid was obligated to make additional payments of up to € 1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005. During 2005, the Company paid approximately € 1.1 million ($1.4 million) of additional purchase consideration and recorded an increase to goodwill.

During 2004, the Company paid $1.3 million of the contingent payments related to the acquisition of Bomb Factory, after resolution of the contingencies as specified in the purchase agreement.

Cash paid for interest was $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

S.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarters Ended
	2006				2005
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$239,049	$231,233	$222,226	$218,070	$244,971	$204,420	$160,051	$166,001
Cost of revenues	119,224	113,170	107,631	104,676	117,702	93,720	71,271	70,967
Amortization of intangible assets	4,889	6,208	5,016	5,080	6,610	3,854	282	281
Gross profit	114,936	111,855	109,579	108,314	120,659	106,846	88,498	94,753
Operating expenses:
Research & development	35,000	35,250	35,617	35,496	32,109	29,636	24,910	24,679
Marketing & selling	50,831	50,641	52,583	49,912	49,892	44,601	38,452	37,842
General & administrative	16,239	16,021	15,853	15,137	14,186	12,188	10,471	10,302
Amortization of intangible assets	3,520	3,298	3,977	3,665	3,465	2,544	1,593	1,592
Impairment of goodwill	53,000	—	—	—	—	—	—	—
Restructuring costs	3,167	(1,620)	—	1,066	1,158	1,997	—	—
In-process research and development	—	569	—	310	—	32,390	—	—
Total operating expenses	161,757	104,159	108,030	105,586	100,810	123,356	75,426	74,415
Operating income (loss)	(46,821)	7,696	1,549	2,728	19,849	(16,510)	13,072	20,338
Other income (expense), net	1,591	1,832	1,881	1,970	1,851	1,719	1,179	837
Income (loss) before income taxes	(45,230)	9,528	3,430	4,698	21,700	(14,791)	14,251	21,175
Provision (benefit) for income taxes	7,335	5,934	731	1,353	3,275	2,966	685	1,429
Net income (loss)	($52,565)	$3,594	$2,699	$3,345	$18,425	($17,757)	$13,566	$19,746

Net income (loss) per share - basic	($1.28)	$0.09	$0.06	$0.08	$0.44	($0.46)	$0.39	$0.56
Net income (loss) per share - diluted	($1.28)	$0.08	$0.06	$0.08	$0.43	($0.46)	$0.37	$0.53

Weighted-average common shares outstanding – basic	41,016	41,531	42,273	42,137	41,859	38,935	35,177	34,987
Weighted-average common shares outstanding – diluted	41,016	42,281	43,057	43,200	43,309	38,935	37,024	37,263

High common stock price	$40.68	$43.95	$44.45	$59.10	$55.00	$56.90	$61.39	$68.35
Low common stock price	$35.56	$32.05	$32.95	$41.65	$37.30	$35.78	$47.64	$52.06

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The remainder of the response to this item is contained under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I of this report, and in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in the 2007 Proxy Statement under the captions "Directors’ Compensation" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the 2007 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2007 Proxy Statement under the caption "Equity Compensation Plan Information" and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in the Company’s 2007 Proxy Statement under the captions "Board of Directors and Committee Meetings" and "Related Person Transaction Policy" and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Company’s 2007 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees" and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting

-  Reports of Independent Registered Public Accounting Firms

-  Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

-  Consolidated Balance Sheets as of December 31, 2006 and 2005

-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

-  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

10.1

Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Europe Limited (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).

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

#10.11	1998 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.12	1998 Avid–Softimage Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.13	Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.14	Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

#10.15	Avid Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-4 as filed with the Commission on April 29, 2005).

#10.16	Avid Technology, Inc. 2007 Bonus Plan (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on January 16, 2007).

*#10.17	Rules of the Sibelius Software Limited Unapproved Discretionary Share Option Scheme 2000.

*#10.18	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme.

#10.19

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

*#10.23	Executive Employment Agreement between the Company and Sharad Rastogi, dated as of February 16, 2006.

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

*#10.28	Change-in-Control Agreement between the Company and Sharad Rastogi, dated as of February 16, 2006.

#10.29	Form of Nonstatutory Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.30

Form of Nonstatutory Stock Option Grant Terms and Conditions (Form for Non-Employee Directors) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on May 31, 2006).

#10.31	Form of Incentive Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.32	Form of Restricted Stock Unit Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.33	Form of Restricted Stock Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.34

Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on February 21, 2007).

#10.35

Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on February 21, 2007).

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst and Young LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*documents filed herewith

#Management contract or compensatory plan identified pursuant to Item 15(a)3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.

(Registrant)

By:	/s/ David A. Krall
David A. Krall President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David A. Krall	By:	/s/ Paul J. Milbury	By:	/s/ Joel E. Legon
	David A. Krall President and Chief Executive Officer (Principal Executive Officer)		Paul J. Milbury Vice President and Chief Financial Officer (Principal Financial Officer)		Joel E. Legon Vice President and Corporate Controller (Principal Accounting Officer)

Date:	February 28, 2007	Date:	February 28, 2007	Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David A. Krall David A. Krall	Director	February 28, 2007

/s/ George H. Billings George Billings	Director	February 28, 2007

/s/ Elizabeth M. Daley Elizabeth M. Daley	Director	February 28, 2007

/s/ John V. Guttag John V. Guttag	Director	February 28, 2007

/s/ Nancy Hawthorne Nancy Hawthorne	Director	February 28, 2007

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director	February 28, 2007

/s/ Youngme E. Moon Youngme E. Moon	Director	February 28, 2007

AVID TECHNOLOGY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005 and 2004

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts
December 31, 2006	$4,847	($449)	$415	(a)	($2,230)	(b)	$2,583
December 31, 2005	4,132	513	2,361	(a)	(2,159)	(b)	4,847
December 31, 2004	4,713	436	451	(a)	(1,468)	(b)	4,132

Sales returns and allowances
December 31, 2006	$17,386	—	$21,200		($18,838)	(e)	$19,748
December 31, 2005	5,202	—	17,517	(c)	(5,333)	(e)	17,386
December 31, 2004	4,448	—	7,630	(d)	(6,876)	(e)	5,202

Allowance for transactions with recourse
December 31, 2006	$1,842	($169)	($68)	(f)	($91)	(g)	$1,514
December 31, 2005	2,199	240	162	(f)	(759)	(g)	1,842
December 31, 2004	3,270	(291)	(166)	(f)	(614)	(g)	2,199

Deferred tax asset valuation allowance
December 31, 2006	$182,121	($2,092)	$35,289	(h)(i)	($76,344)	(h)(j)	$138,974
December 31, 2005	140,785	(9,180)	50,516	(h)			182,121
December 31, 2004	153,220	1,005	—		(13,440)	(h)	140,785

(a)	Amount represents allowance recorded in purchase accounting for accounts receivable acquired in business combinations.
(b)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).
(c)

Includes approximately $12.0 million recorded in purchase accounting for accounts receivable acquired in business combinations. The remaining portion is for provisions for sales returns and volume rebates charged directly against revenue.

(d)	Provisions for sales returns and volume rebates are charged directly against revenue.
(e)	Amount represents credits for returns, volume rebates and promotions.
(f)	A portion of the provision for transactions with recourse are charged directly against revenue.
(g)	Amount represents defaults, net of recoveries.
(h)	Amount represents an adjustment to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets or liabilities.
(i)	Amount also includes the reclassification of state research and development credits and other miscellaneous items.
(j)	Amount also includes the reclassification of excess tax benefits in connection with the adoption of FAS 123(R).

F-1

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Lease dated September 29, 1995 between Allied Dunbar Insurance PLC and Avid Technology Europe Limited (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1995).

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

#10.11	1998 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.12	1998 Avid–Softimage Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.13	Amended and Restated 1999 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K as filed with the Commission on March 16, 2005).

#10.14	Midiman, Inc. Stock Option/Stock Issuance Plan (incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004).

#10.15	Avid Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-4 as filed with the Commission on April 29, 2005).

#10.16	Avid Technology, Inc. 2007 Bonus Plan (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on January 16, 2007).

*#10.17	Rules of the Sibelius Software Limited Unapproved Discretionary Share Option Scheme 2000.

*#10.18	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme.

#10.19

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

*#10.23	Executive Employment Agreement between the Company and Sharad Rastogi, dated as of February 16, 2006.

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

*#10.28	Change-in-Control Agreement between the Company and Sharad Rastogi, dated as of February 16, 2006.

#10.29	Form of Nonstatutory Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.30

Form of Nonstatutory Stock Option Grant Terms and Conditions (Form for Non-Employee Directors) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on May 31, 2006).

#10.31	Form of Incentive Stock Option Grant Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 18, 2005).

#10.32	Form of Restricted Stock Unit Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.33	Form of Restricted Stock Award Terms and Conditions (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on November 20, 2006).

#10.34

Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on February 21, 2007).

#10.35

Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan) (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on February 21, 2007).

*21	Subsidiaries of the Registrant.

*23.1	Consent of Ernst and Young LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

*documents filed herewith

#Management contract or compensatory plan identified pursuant to Item 15(a)3.