Form 10-Q
period 2007-03-31
AVID TECHNOLOGY INC
filed 2007-05-09
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(978) 640-6789

(Registrant's Telephone Number, Including Area Code)

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant's Common Stock as of April 30, 2007, was 41,291,237.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenues:
Products	$192,443	$194,363
Services	26,455	23,707
Total net revenues	218,898	218,070

Cost of revenues:
Products	92,712	91,361
Services	15,979	13,315
Amortization of intangible assets	4,472	5,080
Total cost of revenues	113,163	109,756
Gross profit	105,735	108,314

Operating expenses:
Research and development	37,742	35,496
Marketing and selling	51,694	49,912
General and administrative	17,852	15,137
Amortization of intangible assets	3,432	3,665
Restructuring costs, net	258	1,066
In-process research and development	—	310
Total operating expenses	110,978	105,586

Operating income (loss)	(5,243)	2,728

Interest income	1,989	2,068
Interest expense	(124)	(98)
Other income, net	30	—
Income (loss) before income taxes	(3,348)	4,698
Provision for (benefit from) income taxes, net	(3,368)	1,353
Net income	$20	$3,345

Net income per common share – basic	$0.00	$0.08
Net income per common share – diluted	$0.00	$0.08

Weighted-average common shares outstanding – basic	41,154	42,137
Weighted-average common shares outstanding – diluted	41,763	43,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$130,335	$96,279
Marketable securities	57,200	75,828
Accounts receivable, net of allowances of $20,506 and $23,087 at
March 31, 2007, and December 31, 2006, respectively	134,415	138,578
Inventories	145,591	144,238
Deferred tax assets, net	1,253	1,254
Prepaid expenses	10,414	8,648
Other current assets	21,173	19,114
Total current assets	500,381	483,939

Property and equipment, net	42,464	40,483
Intangible assets, net	94,144	102,048
Goodwill	360,550	360,143
Other assets	10,782	10,421
Total assets	$1,008,321	$997,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,863	$34,108
Accrued compensation and benefits	25,799	22,246
Accrued expenses and other current liabilities	48,732	52,801
Income taxes payable	10,156	13,284
Deferred revenues	83,627	73,743
Total current liabilities	203,177	196,182

Long-term liabilities	18,861	20,471
Total liabilities	222,038	216,653

Contingencies (Note 10)

Stockholders' equity:
Common stock	423	423
Additional paid-in capital	956,315	952,763
Accumulated deficit	(138,382)	(134,708)
Treasury stock at cost, net of reissuances	(38,121)	(43,768)
Accumulated other comprehensive income	6,048	5,671
Total stockholders' equity	786,283	780,381
Total liabilities and stockholders' equity	$1,008,321	$997,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$20	$3,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,325	14,000
Provision for (recoveries of) doubtful accounts	485	(972)
In-process research and development	—	310
Loss on disposal of fixed assets	2	121
Compensation expense from stock grants and options	3,552	4,506
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,528)	(666)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	4,166	10,961
Inventories	(1,478)	(2,628)
Prepaid expenses and other current assets	(3,933)	90
Accounts payable	762	(10,396)
Income taxes payable	(2,351)	1,260
Accrued expenses, compensation and benefits and other liabilities	(1,736)	(7,643)
Deferred revenues	9,713	(1,977)
Net cash provided by operating activities	20,999	10,311

Cash flows from investing activities:
Purchases of property and equipment	(7,069)	(4,448)
Payments for other long-term assets	(310)	(50)
Payments for business acquisitions, including transaction costs, net of cash acquired	(529)	(9,226)
Purchases of marketable securities	(1,889)	(21,565)
Proceeds from sales of marketable securities	20,683	22,050
Net cash provided by (used in) investing activities	10,886	(13,239)

Cash flows from financing activities:
Payments on capital lease obligations	(31)	(22)
Proceeds from issuance of common stock under employee stock plans	2,453	2,715
Net cash provided by financing activities	2,422	2,693

Effect of exchange rate changes on cash and cash equivalents	(251)	1,154
Net increase in cash and cash equivalents	34,056	919
Cash and cash equivalents at beginning of period	96,279	123,073
Cash and cash equivalents at end of period	$130,335	$123,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2006, was derived from Avid's audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2006, in its 2006 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

As disclosed in the Company's 2006 Annual Report on Form 10-K, during 2006 the Company concluded that it was appropriate to classify its investments in variable-rate demand-note securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $13.0 million for the three-month period ended March 31, 2006. This change in classification does not affect previously reported cash flows from operations or from financing activities.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax asset valuation allowances. Actual results could differ from our estimates.

2.	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006

Net income	$20	$3,345

Weighted-average common shares outstanding – basic	41,154	42,137
Weighted-average potential common stock:
Options	599	1,036
Non-vested restricted stock units	10	3
Warrant	—	24
Weighted-average common shares outstanding – diluted	41,763	43,200

Net income per common share – basic	$0.00	$0.08
Net income per common share – diluted	$0.00	$0.08

Common stock equivalents, on a weighted-average basis, that are considered anti-dilutive securities and excluded from the diluted net income per share calculations are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Options	2,704	2,136
Warrant	1,155	—
Non-vested restricted stock and restricted stock units	171	15
Total anti-dilutive common stock equivalents	4,030	2,151

3.	ACQUISITIONS

Sibelius

In July 2006 the Company acquired all the outstanding shares of Sibelius Software Limited ("Sibelius") for cash, net of cash acquired, of $20.3 million plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. The Company performed a preliminary allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process research and development ("R&D") and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. During the fourth quarter of 2006, the Company received a cash refund of $0.3 million related to the settlement of a purchase price adjustment clause in the acquisition agreement which was recorded as a decrease to goodwill. Also during the fourth quarter of 2006 and the first quarter of 2007, the Company continued its analysis of the fair values of certain assets and liabilities, primarily deferred tax assets and tax reserves, and recorded an increase in the value of net assets acquired of $0.3 million with a corresponding decrease to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $6.6 million, customer relationships valued at $1.8 million and a trade name valued at $0.8 million. Amortization expense for these intangibles totaled $0.5 million for the three-month period ended March 31, 2007, and accumulated amortization was $1.4 million at March 31, 2007. The allocation of $0.5 million to in-process R&D was expensed at the time of acquisition and represents technology that had not yet reached technological feasibility and had no alternative future use.

Sundance

In April 2006 the Company acquired all the outstanding shares of Sundance Digital, Inc. ("Sundance") for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. In the second quarter of 2006, the Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the remainder of 2006 and the first quarter of 2007, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accounts receivable reserves. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a net increase of $0.5 million in the value of the net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $3.9 million, customer relationships valued at $1.0 million, non-competition agreements valued at $0.4 million and trademarks and a trade name valued at $0.3 million. Amortization expense for these intangibles totaled $0.5 million for the three-month period ended March 31, 2007, and accumulated amortization was $1.7 million at March 31, 2007.

Medea

In January 2006 the Company acquired all the outstanding shares of Medea Corporation ("Medea") for cash of $8.9 million plus transaction costs of $0.2 million. In the first quarter of 2006, the Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the remainder of 2006, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accruals for employee terminations and a facility closure. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $2.7 million, customer relationships valued at $0.7 million, order backlog valued at $0.3 million and non-competition agreements valued at $0.1 million. Amortization expense for Medea intangibles totaled $0.3 million and $0.5 million for the three-month periods ended March 31, 2007 and 2006, respectively, and accumulated amortization for the customer relationships, non-competition agreements and developed technology was $1.6 million at March 31, 2007. The order backlog, which had an estimated useful life of six months, was fully amortized during the first two quarters of 2006. The allocation of $0.3 million to in-process R&D was expensed at the time of acquisition.

Pinnacle

In August 2005 the Company completed the acquisition of Pinnacle Systems, Inc. ("Pinnacle"), for $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. During 2005 the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $90.8 million to amortizable identifiable intangible assets, $32.3 million to in-process R&D and the remaining $226.5 million to goodwill. At December 31, 2005, $135.9 million of goodwill was assigned to the Company's Consumer Video segment and $90.6 was assigned to the Professional Video segment.

During 2006 the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures, contract terminations, inventory reserves, deferred tax assets and tax reserves, and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $12.7 million increase in the value of the net assets acquired and a corresponding decrease to goodwill.

In December 2006 the Company's annual goodwill impairment testing determined that the carrying value of the goodwill assigned to the Consumer Video segment exceeded its implied fair value by $53 million. The Company recorded this amount as an impairment loss and a reduction to goodwill.

In the first quarter of 2007, the Company recorded a further $0.3 million reduction in the deferred tax liabilities assumed and a corresponding decrease in goodwill. At March 31, 2007, the total goodwill was $160.5 million with $78.0 assigned to the Company's Consumer Video segment and $82.5 million assigned to the Professional Video segment.

The amortizable identifiable intangible assets include developed technology valued at $41.2 million, customer relationships valued at $34.4 million and trade names valued at $15.2 million. Amortization expense for these intangibles totaled $4.9 million and $6.3 million for the three-month periods ended March 31, 2007 and 2006, respectively, and accumulated amortization was $42.0 million at March 31, 2007.

Wizoo

In August 2005 the Company acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo") for a total purchase price of $5.1 million allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. During 2006 three engineering milestones were met and €0.6 million ($0.8 million) was recorded as additional purchase price. During the first quarter of 2007, the final milestone was met and an additional €0.4 million ($0.5 million) was recorded as additional purchase price. Also during 2006 goodwill was reduced by $0.5 million primarily as a result of an increase in the value of net assets acquired due to the utilization of Wizoo deferred tax assets, resulting in a goodwill balance of $5.2 million at March 31, 2007.

Amortizable Identifiable Intangible Assets

As a result of the Company's acquisitions, amortizable identifiable intangible assets consisted of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$66,298	$(41,654)	$24,644	$66,298	$(36,984)	$29,314
Customer relationships	71,701	(18,199)	53,502	71,701	(15,864)	55,837
Trade names	21,316	(5,891)	15,425	21,316	(5,093)	16,223
Non-compete covenants	1,704	(1,447)	257	1,704	(1,384)	320
License agreements	560	(244)	316	560	(206)	354
Order backlog	—	—	—	340	(340)	—
	$161,579	$(67,435)	$94,144	$161,919	$(59,871)	$102,048

Amortization expense related to all intangible assets in the aggregate was $7.9 million and $8.7 million, respectively, for the three-month periods ended March 31, 2007 and 2006. The Company expects amortization of these intangible assets to be approximately $22 million for the remainder of 2007, $22 million in 2008, $15 million in 2009, $12 million in 2010, $10 million in 2011, $5 million in 2012 and $8 million thereafter.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sibelius, Sundance, Medea, Pinnacle and Wizoo have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three-month period ended March 31, 2006, as if the acquisitions of Sibelius and Sundance had occurred at the beginning of 2006. Pro forma results of operations giving effect to the Medea acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of 2006 or of future results.

(in thousands except per share data)	Three Months Ended March 31, 2006
Net revenues	$223,266

Net income	$1,524

Net income per share:
Basic	$0.04
Diluted	$0.04

4.	INCOME TAXES

In June 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, the tax benefit of uncertain tax positions may be reflected in the financial statements only if it is more likely than not that the company will be able to sustain the tax return position based on its technical merits. The tax benefit recognized in the financial statements is measured as the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The interpretation also requires the Company to accrue interest and penalties as applicable on its unrecognized tax positions.

FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007, for Avid. As a result of the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, Avid had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company's effective tax rate if recognized. In March 2007 the Company closed a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005. As a result, Avid recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the quarter ended March 31, 2007. At March 31, 2007, the Company's unrecognized tax benefits totaled $4.0 million, of which $1.8 million would affect the Company's effective tax rate if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, and March 31, 2007, respectively, Avid had approximately $0.7 million and $0.4 million of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the taxing authorities in the jurisdictions in which we operate.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Accounts receivable	$154,921	$161,665
Less:
Allowance for doubtful accounts	(2,812)	(2,583)
Allowance for sales returns and rebates	(17,694)	(20,504)
	$134,415	$138,578

The accounts receivable balances as of March 31, 2007, and December 31, 2006, exclude approximately $36 million and $40 million, respectively, for large solution sales and certain distributor sales that have been invoiced but for which revenues have not been recognized and payment is not due.

6.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$44,419	$41,937
Work in process	9,714	9,140
Finished goods	91,458	93,161
	$145,591	$144,238

As of March 31, 2007, and December 31, 2006, the finished goods inventory includes inventory at customer locations of $27.1 million and $23.3 million, respectively, associated with products shipped to customers for which revenues have not yet been recognized.

7.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Long-term deferred tax liabilities	$9,796	$11,116
Long-term deferred revenue	3,679	3,851
Long-term deferred rent	3,323	3,396
Long-term accrued restructuring	2,063	2,108
	$18,861	$20,471

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock, generally at the market price on the date of grant. Some plans allow for options to be granted at below-market prices under certain circumstances, although this is typically not the Company's practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of March 31, 2007, 1,626,390 shares of common stock remain available to cover future stock option grants under the Company's stock-based compensation plans, including 1,347,770 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), the Company records stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $3.6 million and $4.5 million, resulting from the adoption of SFAS No. 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in the Company's condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Products cost of revenues	$141	$139
Services cost of revenues	197	219
Research and development expense	1,043	1,335
Marketing and selling expense	935	1,303
General and administrative expense	1,236	1,510
	$3,552	$4,506

As of March 31, 2007, the Company had $50.3 million of total unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under the its stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $14.4 million during the remainder of 2007, $14.8 million in 2008, $11.7 million in 2009 and $9.4 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.73 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.79%	4.59%
Expected volatility	33.4%	34.9%
Expected life (in years)	4.30	4.22
Weighted-average fair value of options granted	$11.90	$16.77

Based on the Company's historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the three-month periods ended March 31, 2007 and 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

The following table summarizes changes in the Company's stock option plans during the three months ended

March 31, 2007:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	3,972,043	$38.17

Granted	474,903	$34.22
Exercised	(142,438)	$15.26
Forfeited	(87,754)	$47.44
Canceled	(162,645)	$52.23
Options outstanding at March 31, 2007	4,054,109	$37.75	7.18	$20,839
Options vested at March 31, 2007, or expected to vest	3,910,333	$37.66	7.11	$20,747
Options exercisable at March 31, 2007	2,143,912	$35.82	6.06	$19,100

The aggregate intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006, was approximately $2.7 million and $3.9 million, respectively. Cash received from the exercise of stock options was $2.2 million and $2.3 million for the three-month periods ended March 31, 2007 and 2006, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month periods ended March 31, 2007 and 2006, due to the full valuation allowance on the Company's U.S. deferred tax assets.

The following tables summarize the changes in the Company's non-vested restricted stock units and non-vested restricted stock during the three months ended March 31, 2007:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	181,619	$47.01

Granted	684,477	$33.85
Vested	(43,557)	$47.01
Forfeited	(17,866)	$44.25
Non-vested at March 31, 2007	804,673	$35.82	2.33	$28,059

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	10,618	$48.84

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	(2,000)	$56.72
Non-vested at March 31, 2007	6,463	$47.01	1.93	$225

The Company's Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of March 31, 2007, 279,976 shares remain available for issuance under this plan. Based on the plan design, the Company's Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS No. 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

9.	STOCK REPURCHASES

Subsequent to March 31, 2007, the Company’s board of directors approved a stock repurchase program which was effective May 1, 2007. Under this program, the Company is authorized to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. This stock repurchase program will be funded using the Company’s working capital.

A stock repurchase program was approved by the Company's board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company's common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006, with 1,432,327 shares of the Company's common stock repurchased from July 25, 2006, through the completion date. The average price per share, including commissions, paid for the shares of common stock repurchased under this program was $34.94. This stock repurchase program was funded using the Company's working capital.

In addition to the Company's stock repurchase programs, during the three months ended March 31, 2007, 2,000 non-vested shares of restricted stock were repurchased from an employee who left the Company and 684 shares were repurchased from a holder of restricted stock to satisfy tax obligations due upon vesting of restricted stock. At March 31, 2007, and December 31, 2006, treasury shares held by the Company totaled 1.1 million shares and 1.2 million shares, respectively.

10.	CONTINGENCIES

In April 2005 Avid was notified by the Korean Federal Trade Commission ("KFTC") that a former reseller, Neat Information Telecommunication, Inc. ("Neat"), had filed a petition against a subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. On October 14, 2005, Neat filed a related civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc., the parent company of Avid Technology Worldwide, Inc. The cases will proceed in parallel, with judgment expected at the same time. Neat alleges damages of approximately $1.1 million, plus interest and attorneys' fees. The trial is scheduled to begin on May 11, 2007. Avid believes that Neat's claims are without merit and intends to vigorously defend itself in these actions. Avid cannot predict the outcome of these actions at this time and, accordingly, no costs have been accrued for any loss contingency.

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled Iconic Audiovisual Data Editing Environment. The complaint asserts that Avid develops, markets and sells software that infringes on a patent owned by the plaintiff. The plaintiff seeks unspecified compensatory damages, attorneys' fees, costs and interest. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

In addition, the Company is involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. Avid does not believe these matters will have a material adverse effect on its financial position or results of operations. However, the Company's financial position or results of operations may be negatively impacted by the unfavorable resolution of one or more of these proceedings.

From time to time the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company's products. These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

As permitted under Delaware law and pursuant to Avid's Third Amended and Restated Certificate of Incorporation, as amended, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the lease for the Company's Daly City, California office. In the event of default on this lease, the landlord would, as of March 31, 2007, be eligible to draw against this letter of credit up to a maximum of $0.75 million. The letter of credit will remain in effect in the amount of $0.75 million throughout the remaining lease period, which extends to September 2014. As of March 31, 2007, the Company was not in default under the terms of the lease.

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2007, and December 31, 2006, Avid's maximum recourse exposure totaled approximately $9.9 million and $11.0 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results from the diligence of the third-party leasing company in screening applicants and in collecting amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At March 31, 2007, and December 31, 2006, the Company's accrual for estimated losses was $1.3 million and $1.5 million, respectively.

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

The following table sets forth activity for the Company's product warranty accrual (in thousands):

	Three Months Ended March 31,
	2007	2006
Accrual balance at beginning of period	$6,072	$6,190

Accruals for product warranties	1,380	1,165
Cost of warranty claims	(1,378)	(1,084)
Accrual balance at end of period	$6,074	$6,271

11.	COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$20	$3,345
Net changes in:
Foreign currency translation adjustment	366	1,330
Unrealized gains (losses) on securities	11	(84)
Total comprehensive income	$397	$4,591

12.	SEGMENT INFORMATION

The Company's organizational structure consists of three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2007, the Company revised the methodology it uses to allocate certain general and administrative and shared facility expenses among these segments. This change in methodology was implemented to allow for more consistent allocation of such expenses on a worldwide basis. Accordingly, the corresponding amounts for 2006 have been reclassified to conform to the current allocation method. As a result, for the three months ended March 31, 2006, operating income for the Professional Video segment increased by $1.0 million, operating income for the Audio segment decreased by $0.8 million and operating loss for the Consumer Video segment increased by $0.2 million. The change in methodology did not affect the Company's consolidated operating results.

The following is a summary of the Company's operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Professional Video:
Net revenues	$112,671	$116,200
Operating income	1,576	11,103

Audio:
Net revenues	$78,923	$72,747
Operating income	7,266	8,753

Consumer Video:
Net revenues	$27,304	$29,123
Operating loss	(2,371)	(2,572)

Combined Segments:
Net revenues	$218,898	$218,070
Operating income	6,471	17,284

Certain expenses are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Total operating income for reportable segments	$6,471	$17,284
Unallocated amounts:
Amortization of acquisition-related intangible assets	(7,904)	(8,745)
Stock-based compensation	(3,552)	(4,435)
Restructuring costs, net	(258)	(1,066)
In-process research and development	—	(310)
Consolidated operating income (loss)	$(5,243)	$2,728

13.	RESTRUCTURING COSTS AND ACCRUALS

During the fourth quarter of 2006, the Company implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. The purpose of both programs was to reduce costs and improve the effectiveness of each segment.

As a result of the Professional Video restructuring program, 41 employees worldwide, primarily in the management and sales teams, were notified that their employment would be terminated and a leased office in Australia was closed. The total estimated costs recorded in 2006 were $2.8 million for the employment terminations and $0.1 million for the facility closure. During the first quarter of 2007, we recorded a revision to the estimate for this restructuring resulting in an additional restructuring charge of $0.1 million.

As a result of the Consumer Video restructuring program, 11 employees worldwide, primarily in the sales and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs recorded in 2006 were $0.8 million for the employment terminations and $0.1 million for the facility closure.

Also during the fourth quarter of 2006, a new subtenant was found for a portion of a United Kingdom facility vacated as part of a 1999 restructuring program. This resulted in a lower estimate of the restructuring accrual required for this facility and a recovery of $0.6 million was recorded in the Company's statement of operations.

During the third quarter of 2006, the lease for the Company's Daly City, California facility was amended and the term of the lease extended through September 2014. Based on the terms of the amendment and the Company's changing facilities requirements, the Company has determined that it will re-occupy space in this building that had previously been vacated under a 2002 restructuring plan. Accordingly, the $1.5 million restructuring accrual for that facility was reversed during 2006.

In March 2006 the Company implemented a restructuring program within the Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling and the research and development teams, were notified that their employment would be terminated. The purpose of this program was to reduce costs and improve the effectiveness of the segment. In connection with this action, the Company recorded a charge of $1.1 million. Payments to these employees were completed during 2006, and approximately $0.1 million remaining in the related restructuring accrual was reversed.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.2 million, respectively, related to severance agreements and lease or other contract terminations in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These amounts are reflected in the purchase price allocations for each acquisition. Decreases to the cost estimates for such acquisition-related restructuring activities are recorded as adjustments to goodwill indefinitely, while increases to the estimates are recorded as goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses in the Company's statement of operations thereafter. Accordingly, during the three months ended March 31, 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge in the Company's statement of operations as the increase in estimate occurred after the purchase price allocation period.

The following table sets forth the activity in the restructuring and other costs accruals for the three months ended March 31, 2007, (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2006	$2,433	$1,594	$932	$1,504	$6,463
Revisions of estimated liabilities	121	(9)	—	146	258
Accretion	—	24	—	—	24
Cash payments for employee-related charges	(1,283)	—	(190)	—	(1,473)
Cash payments for facilities, net of sublease income	—	(118)	—	(148)	(266)
Foreign exchange impact on ending balance	1	2	3	—	6
Accrual balance at March 31, 2007	$1,272	$1,493	$745	$1,502	$5,012

The employee-related accruals at March 31, 2007, represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption "accrued expenses and other current liabilities" in the condensed consolidated balance sheet at March 31, 2007.

The facilities-related accruals at March 31, 2007, represent estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, extend through 2010 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $0.9 million is included in the caption "accrued expenses and other current liabilities" and $2.1 million is included in the caption "long-term liabilities" in the condensed consolidated balance sheet at March 31, 2007.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008, for Avid. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or January 1, 2008, for Avid. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position or results of operations.

In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to FASB Statement No. 140. SFAS No. 156 requires recognition of a servicing asset or servicing liability whenever an entity enters into certain service agreements that result in an obligation to service a financial asset. The standard requires that servicing assets and servicing liabilities be recognized at fair value, if practicable. SFAS No. 156 was effective for fiscal years beginning after September 15, 2006, or January 1, 2007, for Avid. Adoption of SFAS No. 156 has not had an impact on the Company's financial position or results of operations.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 was effective for fiscal years beginning after September 15, 2006, or January 1, 2007, for Avid. As of March 31, 2007, and December 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election of SFAS No. 155.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Markets and Strategy

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products help every class of user, from the home hobbyist to the feature-film professional, create and use video and audio assets. Our technology enables users to simultaneously share and manage media assets, providing real-time collaboration and cost-effective management and storage of media. Our products also allow our customers to distribute media over multiple platforms, including airwaves, cable and the Internet.

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. These business units are also our reportable segments. The following is an overview of our business units and the vertical markets they serve.

Professional Video.  This business unit offers innovative video- and film-editing systems, as well as 3D and special-effects software, which allow users to manipulate moving pictures and sound in fast, creative and cost-effective ways. Our systems also offer integrated workflow, asset management and storage solutions. We market these products to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, commercials, entertainment and documentary programming, industrial and music videos, as well as professional character animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, such as the National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation and DirectTV, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

Audio.  This business unit offers solutions for audio creation, mixing, post-production, collaboration, distribution and scoring to professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, "new media" production studios (for example, creators of DVD and web content), performance venues, corporations, governmental entities and educational institutions, as well as home hobbyists and enthusiasts. Users of our audio products range from home studio novices to award-winning, multi-platinum recording artists, film and television professionals and large multinational corporations. Customers use our audio systems for a wide variety of content creation needs in both studio and live environments, including recording, editing, mixing, processing, mastering, composing and performing.

Consumer Video.  This business unit markets video-editing and digital lifestyle products to the home user who wishes to create, edit, share, publish and view video content easily, creatively and effectively. Our two vertical market segments include home video editing and TV viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions. Our TV-viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer.

Customers using our products have received numerous prestigious awards, including Oscar®, Emmy® and Grammy® awards. As an example, every film nominated for an Academy Award® in 2006 in the categories of Best Picture, Directing, Film Editing, Sound Mixing, Visual Effects and Animated Feature used at least one of our film, audio or animation solutions. The 2006 Academy Awards also marked the sixth consecutive year that every nominee for a Sound Editing Oscar award used our Digidesign Pro Tools digital audio workstation.

Our strategy consists of four key elements:

•	deliver best-of-breed, stand-alone products to content creators;

•	deliver an integrated workflow for customers who work with multiple systems or within multiple media disciplines;

•	support open standards for media, metadata and application program interfaces; and

•	deliver excellent customer service, support and training.

To support our strategy and enable our company and customers to benefit from important industry trends, including the move to high definition (HD) in television production, the switch to all-digital production in broadcast, the growth of home audio studios, the move to digital-audio mixing in both studio and live environments, and the growth of consumer video editing, we continue to focus on enhancing and broadening our product offerings, either through internal development or acquisitions. As part of this strategy, we made the following acquisitions in 2006:

•

In January 2006 we acquired Medea Corporation, a California-based provider of local storage solutions for real-time media applications. The acquisition of Medea has allowed us to provide high-performance, low-cost RAID (Redundant Array of Independent Disks) storage solutions to our Professional Video customers.

•

In April 2006 we acquired Sundance Digital, Inc., a Texas-based developer of automation and device control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment. Our acquisition of Sundance has allowed us to offer more open and streamlined broadcast production workflows across the entire spectrum of media acquisition, production and transmission.

•

In July 2006 we acquired Sibelius Software Limited, a U.K.-based music applications software company and a leading provider of music-notation software in the educational and professional markets. Our acquisition of Sibelius has allowed us to broaden our Audio product offerings and accelerate our expansion into the educational market.

Financial Summary

Total net revenues for the three months ended March 31, 2007, were $218.9 million, an amount lower than expected, but representing an increase of $0.8 million when compared to the same period last year. Net income for the three months ended March 31, 2007, was $0.02 million compared to $3.3 million for the same period in 2006. The decrease in net income was due to increased operating expenses on lower than expected revenues during the three months ended March 31, 2007. We are currently evaluating options to improve gross margins and reduce our operating expense structure in order to improve our overall profitability. Our operating activities continued to generate positive cash flow with cash of $21.0 million provided by operating activities in the first three months of 2007 compared to $10.3 million for the same period last year.

During the first quarter of 2007, we revised the methodology we used to allocate certain general and administrative and shared facility expenses to our segments. Accordingly, the corresponding amounts for 2006 have been reclassified to conform to the current allocation method. The change in methodology had no effect on our consolidated operating results.

In our Professional Video segment net revenues decreased 3% to $112.7 million for the three months ended March 31, 2007, as compared to the same period in 2006, which reflected lower revenues from our video-editing and broadcast product families. This decrease in revenues resulted from migration issues for certain of our customers upgrading to newer versions of our products and from delayed revenue recognition on large solution sales. Professional Video operating income decreased 86% to $1.6 million for the three months ended March 31, 2007, as compared to the same period in 2006. The decrease was primarily due to higher operating expenses resulting from our acquisitions in 2006.

In our Audio segment net revenues increased 8% to $78.9 million for the three months ended March 31, 2007, as compared to the same period in 2006, while segment operating income decreased 17% to $7.3 million. Of the total revenues increase of $6.2 million, approximately $3.4 million related to our acquisition of Sibelius in July 2006, and the remainder represented increased sales from our Digidesign Pro Tools LE systems and live-sound VENUE product line. The decrease in Audio’s operating income was the result of increases in operating expenses that were higher than the year-over-year increase in net revenues. These increased operating expenses were largely due to our acquisition of Sibelius as well as expected increases in marketing and selling and research and development expenses as we invest for future growth in the segment.

In our Consumer Video segment net revenues decreased 6% to $27.3 million for the three months ended March 31, 2007, as compared to the same period in 2006, while the segment's operating loss decreased 8% to $2.4 million. The decrease in net revenues reflected delayed purchases of our home-editing products primarily due to customer anticipation of the release of our Studio 11 video-editing product, which will begin shipping in the second quarter of 2007. The improvement in operating results reflected a reduced level of operating expenses resulting from the restructuring programs for this segment that were implemented during 2006.

Segment operating income excludes stock-based compensation, amortization of intangible assets, impairment of goodwill and intangible assets, in-process research and development expense and net restructuring costs. These costs are not considered when evaluating the ongoing operating results of our segments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note B of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2006 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates." In June 2006 the Financial Standards Accounting Board issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. As a result of our adoption of FIN 48 on January 1, 2007, our critical accounting policy titled "Income Tax Assets" has been revised as follows.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability giving consideration to such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets as of March 31, 2007, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

Our assessment of the valuation allowance on our U.S. deferred tax assets could change in the future based upon our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. To the extent some or all of our valuation allowance is reversed, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are fully utilized.

In addition to the tax assets described above, we have deferred tax assets resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS No. 123(R), recognition of these assets would occur upon their utilization to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 establishes standards for taking a financial statement benefit related to uncertain tax positions. According to FIN 48, the tax benefit of uncertain tax positions are reflected in the financial statements only if it is more likely than not that we will be able to sustain the tax return position based on its technical merits. The tax benefit recognized in the financial statements is measured as the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The interpretation also requires us to accrue interest and penalties as applicable on our unrecognized tax positions. We recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

RESULTS OF OPERATIONS

Net Revenues

We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from sales of computer-based digital, nonlinear, media-editing and finishing systems and related peripherals including shared-storage systems, software licenses and related software maintenance contracts.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 86,631	39.6%	$ 92,741	42.5%	($6,110)	(6.6%)
Services revenues	26,040	11.9%	23,459	10.8%	2,581	11.0%
Total	112,671	51.5%	116,200	53.3%	(3,529)	(3.0%)

Audio:
Product revenues	78,508	35.9%	72,499	33.2%	6,009	8.3%
Services revenues	415	0.2%	248	0.1%	167	67.3%
Total	78,923	36.1%	72,747	33.3%	6,176	8.5%

Consumer Video:
Product revenues	27,304	12.4%	29,123	13.4%	(1,819)	(6.2%)
Total	27,304	12.4%	29,123	13.4%	(1,819)	(6.2%)

Total net revenues:	$218,898	100.0%	$218,070	100.0%	$828	0.4%

The decrease in Professional Video product revenues was due to decreased revenues from our video-editing and broadcast product families. The decrease in revenues from our video-editing product family was largely due to the longer than expected time to transition our customers with complex workflows onto recently-released versions of our video-editing products. We plan to refocus our product development activities in 2007 to develop a migration path for these customers. The decrease in revenues from our video-editing product family was also the result of a shift in product mix. In our Media Composer product family, we introduced a software-only version of the product in the second quarter of 2006 which has significantly lower average selling prices than the Media Composer Adrenaline product. Although total unit sales for the Media Composer product family increased from the first quarter of 2006 to the first quarter of 2007, the shift in product mix to the software-only version led to a revenues decrease for this product family. The decrease in revenues from our broadcast product family was largely due to delayed revenue recognition on large solution sales. These delays were due to several factors, including the increasing complexity of our customer projects, customer logistics delays, including changes to "on-air" dates, and delays in delivering specific customer commitments. These decreases were partially offset by increased revenues from our shared-storage systems and workgroup tools.

Services revenues are derived primarily from maintenance contracts, installation services and training. The increase in services revenues was due to increases in maintenance contracts sold in connection with our products, as well as increased revenues generated from professional services, such as installation services provided in connection with large broadcast news deals.

Of the total $6.0 million increase in Audio product revenues, approximately $3.4 million related to our acquisition of Sibelius in July 2006. The remaining increase represented higher revenues from our Digidesign products, including the live sound mixing console, VENUE, as well as from the new Mbox 2 Pro, the Mbox 2 Mini and the Digi 003 family of home recording products, all of which were introduced within the last three quarters. These increases were partially offset by slower than expected sales of Pro Tools HD systems primarily due to a reduction in system upgrade sales to Pro Tools MIX customers and the continued transition to Intel-based Macintosh computers for all customers, including the lack of availability of some third-party products on the new platform.

The decrease in Consumer Video product revenues represented decreased revenues from our home-editing product line, partially offset by increased revenues from our TV-viewing product line. We believe the lower revenues from our home-editing product line are largely due to customers delaying their purchases in anticipation of the release of our Studio 11 video-editing product, which will begin shipping in the second quarter of 2007. The increased revenues from our TV-viewing product line are primarily due to the release of Pinnacle's PCTV HD Pro Stick into the U.S. market in the third quarter of 2006.

Net revenues derived through indirect channels were 72% and 73% of total net revenues for the three-month periods ended March 31, 2007 and 2006, respectively.

For the three-month periods ended March 31, 2007 and 2006, international sales accounted for 57% of our net revenues.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 Pinnacle acquisition and, to a lesser extent, other acquisitions we have made since 2004. Amortization of technology is described further in the Amortization of Intangible Assets section below.

Gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the products sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange rate fluctuations.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 92,712	51.8%	$ 91,361	53.0%	(1.2%)
Services cost of revenues	15,979	39.6%	13,315	43.8%	(4.2%)
Amortization of intangible assets	4,472	–	5,080	–	–
Total	$113,163	48.3%	$109,756	49.7%	(1.4%)

The decrease in the product gross margin percentage primarily reflected changes in product mix and product price reductions due to competitive pressures which were partially offset by increased sales volumes.

The decrease in the services gross margin primarily resulted from increased personnel and facilities costs, largely due to acquisitions, which were proportionally larger than the year-over-year increase in services revenues.

Research and Development

Research and development expenses include costs associated with the development of new products and enhancement of existing products and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$37,742	$35,496	$2,246	6.3%

As a percentage of net revenues	17.2%	16.3%	0.9%

The increase in research and development expenses was primarily due to increased personnel-related costs of $1.4 million, largely resulting from the acquisitions of Sundance and Sibelius which took place in the second and third quarters of 2006, respectively, and from increased hardware development and computer equipment costs of $0.7 million related to our increased investment in new technologies and products. The increase in research and development expense as a percentage of revenues was also related to the spending increases noted.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, commissions, travel expenses, advertising and promotional expenses, and facilities costs.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$51,694	$49,912	$1,782	3.6%

As a percentage of net revenues	23.6%	22.9%	0.7%

The increase in marketing and selling expenses was due to higher personnel-related costs of $1.4 million and higher bad debt expense of $1.5 million partially offset by lower advertising and marketing program expenses of $1.2 million. The increase in personnel-related costs, which include salaries and related taxes, benefits and commissions, was largely due to our acquisitions of Sundance and Sibelius which took place in the second and third quarters of 2006, respectively. The increase in bad debt expense was the result of normal provisions to the allowance for doubtful accounts in the first quarter of 2007 compared to favorable adjustments to the allowance in the first quarter of 2006. These favorable adjustments were recorded as a result of improved bad debt experience rates. The decrease in advertising expenses was largely due to the timing of new product introductions in 2007 compared to 2006. The increase in marketing and selling expense as a percentage of revenues was also related to these spending increases.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel, audit and legal fees, and insurance and facilities costs.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$17,852	$15,137	$2,715	17.9%

As a percentage of net revenues	8.2%	6.9%	1.3%

The increase in general and administrative expenditures was due in large part to higher personnel-related costs of $1.5 million and increased facility costs of $1.2 million, both primarily resulting from the acquisitions of Sundance and Sibelius which took place in the second and third quarters of 2006, respectively. The increase in general and administrative expense as a percentage of revenues was also related to these spending increases.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of: (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, or (2) the straight-line method over each developed technology's remaining respective useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$4,472	$5,080	($608)	(12.0%)
Amortization of intangible assets recorded in operating expenses	3,432	3,665	(233)	(6.4%)
Total amortization of intangible assets	$7,904	8,745	($841)	(9.6%)

Total amortization of intangible assets as a percentage of net revenues	3.6%	4.0%	(0.4%)

The decrease in amortization of intangible assets was primarily the result of decreased amortization of Pinnacle-developed technology and the completion, during 2006, of the amortization of certain intangible assets related to the acquisition of M-Audio.

Restructuring Costs, Net

During the fourth quarter of 2006, we implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. The purpose of these programs was to improve the effectiveness of each segment. Also during 2006 we recorded $1.1 million for restructuring liabilities related to the Medea acquisition. During the three months ended March 31, 2007, we recorded in our statement of operations additional restructuring charges totaling $0.3 million for revisions to the estimated liabilities for the Professional Video and Medea restructuring programs.

In March 2006 we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling function and the research and development function, were notified that their employment would be terminated. The purpose of the program was to improve efficiency. In connection with this action, we recorded a charge of $1.1 million in the statement of operations for the three months ended March 31, 2006.

In-Process Research and Development

We recorded in-process research and development, or R&D, charges of $0.3 million during the three months ended March 31, 2006, related to the acquisition of Medea. This in-process R&D charge represents those product development efforts that were underway at Medea at the time of the acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either detailed program design has been completed, documented and traced to product specifications and high-risk development issues have been resolved, or a working model of the product has been finished and determined to be complete and consistent with the product design. As of the acquisition date, Medea had not completed product designs or working models for the in-process technologies and we determined that the in-process technologies had no future alternative use beyond the stated purposes of the specific R&D projects. Therefore, the fair value of the in-process R&D efforts was expensed at the time of the acquisition.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$1,895	$1,970	($75)	(3.8%)

As a percentage of net revenues	0.9%	0.9%	0.0%

The decrease in other income and expense for the three-month period ended March 31, 2007, was primarily due to decreased interest income earned on lower average cash and marketable securities balances. The lower cash and marketable securities balance resulted primarily from the $50 million in cash used to repurchase 1.4 million shares of our common stock during the third quarter of 2006.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended March 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for (benefit from) income taxes, net	($3,368)	$1,353	($4,721)

As a percentage of net revenues	(1.5%)	0.6%	(2.1%)

Our effective tax rate, which is our tax provision (benefit) as a percentage of income (loss) before income taxes, was 101%, representing a tax benefit, for the three-month period ended March 31, 2007. Our effective tax rate was 29%, representing a tax provision, for the three-month period ended March 31, 2006. The increase in the effective tax rate resulted primarily from: (1) a discrete tax benefit of $3.0 million resulting from the favorable settlement of a Canadian R&D credit audit, (2) a discrete tax benefit resulting from the release of a deferred tax liability in our German entity and (3) the inability to benefit U.S. losses.

Excluding the impact of our valuation allowance, our effective tax rate would have been 124% and 31%, respectively, for the three-month periods ended March 31, 2007 and 2006. These rates differ from the federal statutory rate of 35% due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible acquisition-related expenses and the net benefits recorded for discrete tax items.

No adjustment in the liability for unrecognized income tax benefits resulted from our adoption of FIN 48 on January 1, 2007. At the adoption date we had $6.9 million of unrecognized tax benefits of which $4.7 million would affect our effective tax rate if recognized.

In March 2007 we closed a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005. As a result, we recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefit for the quarter ended March 31, 2007. As of March 31, 2007, our unrecognized tax benefits totaled $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of March 31, 2007, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $187.5 million.

Net cash provided by operating activities was $21.0 million for the three months ended March 31, 2007, compared to $10.3 million for the same period in 2006. For the three months ended March 31, 2007, net cash provided by operating activities primarily reflected net income adjusted for depreciation and amortization and stock-based compensation expense as well as an increase in deferred revenues and a decrease in accounts receivable, partially offset by an increase in prepaid and other current assets. For the three months ended March 31, 2006, net cash provided by operating activities primarily reflected net income adjusted for depreciation and amortization and stock-based compensation expense as well as a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses, and an increase in inventories.

Accounts receivable decreased by $4.2 million to $134.4 million at March 31, 2007, from $138.6 million at December 31, 2006. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2006, to 55 days at March 31, 2007. The increase in days sales outstanding was the result of a higher concentration of revenues in the last month of the quarter ended March 31, 2007, compared to the quarter ended December 31, 2006.

At March 31, 2007, and December 31, 2006, we held inventory in the amounts of $145.6 million and $144.2 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. The increase of approximately $1.4 million represented an increase in demonstration equipment inventory related to the annual NAB (National Association of Broadcasters) trade show and increased inventory at customer sites related to deferred revenue. These increases were partially offset by a reduction in stockroom inventory. We expect the net inventory balance to decline by December 31, 2007. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time-to-time.

Net cash flow provided by investing activities was $10.9 million for the three months ended March 31, 2007, compared to $13.2 million used in investing activities for the same period in 2006. The net cash flow provided by investing activities for the three months ended March 31, 2007, primarily reflected net proceeds of $18.8 million resulting from the timing of the sale and purchase of marketable securities partially offset by $7.1 million for the purchase of property and equipment. The net cash flow used in investing activities for the three months ended March 31, 2006, was the result of $9.1 million in cash paid for the acquisition of Medea and $4.4 million paid for the purchase of property and equipment. Purchases of property and equipment in both quarters consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the three months ended March 31, 2007, cash provided by financing activities was $2.4 million compared to $2.7 million for the first three months of 2006. The cash provided by financing activities in both periods was primarily from the exercise of stock options and purchases under our employee stock purchase plan.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.7 million and $0.5 million for lease termination costs. As of March 31, 2007, we had future cash obligations of approximately $1.9 million under leases for which we had vacated the underlying facilities, and restructuring accruals of $1.5 million and $0.7 million related to acquisition-related lease obligations and severance, respectively. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. The severance payments will be made during 2007.

In connection with non-acquisition-related restructuring activities during 2006 and prior periods, as of March 31, 2007, we had restructuring accruals of $1.5 million and $1.3 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $7.7 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate earlier terminations. The severance payments will be made during 2007. All payments related to restructuring actions are expected to be funded through working capital. See Note 13 of the Condensed Consolidated Financial Statements in Item 1 of this report for the restructuring costs accrual activity for the three months ended March 31, 2007.

Subsequent to March 31, 2007, our board of directors approved a stock repurchase program which was effective May 1, 2007. Under this program, we are authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. This stock repurchase program will be funded using our working capital.

Our cash requirements vary depending upon factors such as our growth, capital expenditures, acquisitions of businesses or technologies and obligations under past restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet the cash requirements of our stock repurchase program as well as our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so or that we could do so on favorable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 14 to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables, sales transactions and net investments in foreign operations.

We derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely impact our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of our foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

At March 31, 2007, we had foreign currency forward contracts outstanding with an aggregate notional value of $33.6 million, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese yen, Australian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances. For the three months ended March 31, 2007, net losses of $0.1 million resulting from forward contracts were included in results of operations. As of March 31, 2007, we also had a foreign currency forward contract with a notional value of $22.0 million to hedge our net investment in our Canadian subsidiary. At March 31, 2007, the fair value of this forward contract was ($0.5) million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2007, we held $187.5 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2005 we were notified by the Korean Federal Trade Commission, or KFTC, that a former reseller, Neat Information Telecommunication, Inc., or Neat, had filed a petition against our subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in our favor regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in our favor and concluded its review of the case. On October 14, 2005, Neat filed a related civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc., the parent company of Avid Technology Worldwide, Inc. The cases will proceed in parallel, with judgment expected at the same time. Neat alleges damages of approximately $1.1 million, plus interest and attorneys' fees. The trial is scheduled to begin on May 11, 2007. We believe that the claims are without merit, and we intend to defend ourselves vigorously in these actions. Because we cannot predict the outcome of these actions at this time, no costs have been accrued for any loss contingency.

On August 16, 2006, Trevor Blumenau filed a complaint against us in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled Iconic Audiovisual Data Editing Environment. The complaint asserts that we develop, market and sell software that infringes on a patent owned by the plaintiff. The plaintiff seeks unspecified compensatory damages, attorneys' fees, costs and interest. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

In addition, we are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, our financial position or results of operations may be negatively impacted by the unfavorable resolution of one or more of these proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results.

During the three months ended March 31, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the periods indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 1 – January 31, 2007	2,000	$0.01	-	-
March 1 – March 31, 2007	684	$33.25	-	-
Total	2,684	$8.48	-	-

(1)

In January 2007 we repurchased non-vested shares of restricted stock from an employee who left the Company. In March 2007 we repurchased restricted stock from an employee to pay required withholding taxes upon the vesting of such restricted stock.

(2)	The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

ITEM 6.	EXHIBITS

#10.1	Avid Technology, Inc. Amended and Restated 2007 Employee Bonus Plan (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on April 17, 2007).

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	By:	/s/ Joel E. Legon
Joel E. Legon Vice President, Acting Chief Financial Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.1	Avid Technology, Inc. Amended and Restated 2007 Employee Bonus Plan (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on April 17, 2007).

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith

# Management contract or compensatory plan