Form 10-Q
period 2007-06-30
AVID TECHNOLOGY INC
filed 2007-08-08
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2007 was 40,710,000.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Products	$192,370	$197,960	$384,813	$392,323
Services	32,956	24,266	59,411	47,973
Total net revenues	225,326	222,226	444,224	440,296

Cost of revenues:
Products	92,991	93,819	185,703	185,180
Services	17,454	13,812	33,433	27,127
Amortization of intangible assets	4,761	5,016	9,233	10,096
Total cost of revenues	115,206	112,647	228,369	222,403
Gross profit	110,120	109,579	215,855	217,893

Operating expenses:
Research and development	38,444	35,617	76,186	71,113
Marketing and selling	56,505	52,583	108,199	102,495
General and administrative	17,698	15,853	35,550	30,990
Amortization of intangible assets	3,431	3,977	6,863	7,642
Restructuring costs, net	1,517	—	1,775	1,066
In-process research and development	—	—	—	310
Total operating expenses	117,595	108,030	228,573	213,616

Operating income (loss)	(7,475)	1,549	(12,718)	4,277

Interest income	2,037	2,144	4,026	4,213
Interest expense	(98)	(89)	(222)	(187)
Other income (expense), net	84	(174)	114	(174)
Income (loss) before income taxes	(5,452)	3,430	(8,800)	8,129
Provision for (benefit from) income taxes, net	547	731	(2,821)	2,084
Net income (loss)	$(5,999)	$2,699	$(5,979)	$6,045

Net income (loss) per common share – basic	$(0.15)	$0.06	$(0.15)	$0.14
Net income (loss) per common share – diluted	$(0.15)	$0.06	$(0.15)	$0.14

Weighted-average common shares outstanding – basic	40,940	42,273	41,046	42,205
Weighted-average common shares outstanding – diluted	40,940	43,057	41,046	43,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$114,928	$96,279
Marketable securities	45,120	75,828
Accounts receivable, net of allowances of $19,333 and $23,087 at
June 30, 2007 and December 31, 2006, respectively	138,450	138,578
Inventories	140,290	144,238
Deferred tax assets, net	1,283	1,254
Prepaid expenses	10,079	8,648
Other current assets	24,410	19,114
Total current assets	474,560	483,939

Property and equipment, net	45,004	40,483
Intangible assets, net	85,952	102,048
Goodwill	360,550	360,143
Other assets	10,713	10,421
Total assets	$976,779	$997,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,090	$34,108
Accrued compensation and benefits	25,108	22,246
Accrued expenses and other current liabilities	47,373	52,801
Income taxes payable	9,776	13,284
Deferred revenues	79,235	73,743
Total current liabilities	193,582	196,182

Long-term liabilities	18,190	20,471
Total liabilities	211,772	216,653

Contingencies (Note 10)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	960,345	952,763
Accumulated deficit	(146,298)	(134,708)
Treasury stock at cost, net of reissuances	(57,578)	(43,768)
Accumulated other comprehensive income	8,115	5,671
Total stockholders’ equity	765,007	780,381
Total liabilities and stockholders’ equity	$976,779	$997,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,979)	$6,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,167	28,348
Provision for (recoveries of) doubtful accounts	405	(1,107)
In-process research and development	—	310
Loss on disposal of fixed assets	15	133
Compensation expense from stock grants and options	8,103	8,860
Equity in loss of non-consolidated company	—	203
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(2,208)	(974)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	1,479	3,269
Inventories	4,186	(22,746)
Prepaid expenses and other current assets	(6,642)	3,663
Accounts payable	(2,095)	4,840
Income taxes payable	(3,243)	1,790
Accrued expenses, compensation and benefits and other liabilities	(3,846)	(8,318)
Deferred revenues	5,288	(778)
Net cash provided by operating activities	22,630	23,538

Cash flows from investing activities:
Purchases of property and equipment	(14,709)	(9,062)
Payments for other long-term assets	(438)	(569)
Payments for business acquisitions, including transaction costs, net of cash acquired	(529)	(20,490)
Purchases of marketable securities	(2,142)	(52,938)
Proceeds from sales of marketable securities	35,003	52,078
Net cash provided by (used in) investing activities	17,185	(30,981)

Cash flows from financing activities:
Payments on capital lease obligations	(51)	(37)
Purchases of common stock for treasury	(23,687)	—
Proceeds from issuance of common stock under employee stock plans	4,245	4,177
Net cash provided by (used in) financing activities	(19,493)	4,140

Effect of exchange rate changes on cash and cash equivalents	(1,673)	1,203
Net increase (decrease) in cash and cash equivalents	18,649	(2,100)
Cash and cash equivalents at beginning of period	96,279	123,073
Cash and cash equivalents at end of period	$114,928	$120,973

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2006 was derived from Avid’s audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2006 in its 2006 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

As disclosed in the Company’s 2006 Annual Report on Form 10-K, during 2006 the Company concluded that it was appropriate to classify its investments in variable-rate demand-note securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $20.8 million for the six-month period ended June 30, 2006. This change in classification does not affect previously reported cash flows from operations or from financing activities.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax asset valuation allowances. Actual results could differ from the Company’s estimates.

2.	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(5,999)	$2,699	$(5,979)	$6,045

Weighted-average common shares outstanding - basic	40,940	42,273	41,046	42,205
Weighted-average potential common stock:
Options	—	784	—	921
Weighted-average common shares outstanding - diluted	40,940	43,057	41,046	43,126

Net income (loss) per common share – basic	$(0.15)	$0.06	$(0.15)	$0.14
Net income (loss) per common share – diluted	$(0.15)	$0.06	$(0.15)	$0.14

Common stock equivalents, on a weighted-average basis, that are considered anti-dilutive securities and excluded from the diluted net income per share calculations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options	3,469	2,590	3,381	2,529
Warrant	1,155	1,155	1,155	1,155
Non-vested restricted stock and restricted stock units	678	230	624	151
Total anti-dilutive common stock equivalents	5,302	3,975	5,160	3,835

3.	ACQUISITIONS

Sibelius

In July 2006 the Company acquired all the outstanding shares of Sibelius Software Limited (“Sibelius”) for cash, net of cash acquired, of $20.3 million plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. In the third quarter of 2006, the Company performed a preliminary allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process research and development (“R&D”) and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. During the fourth quarter of 2006, the Company received a cash refund of $0.3 million related to the settlement of a purchase price adjustment clause in the acquisition agreement that was recorded as a decrease to goodwill. Also during the fourth quarter of 2006 and the first three months of 2007, the Company continued its analysis of the fair values of certain assets and liabilities, primarily deferred tax assets and tax reserves, and recorded an increase in the value of net assets acquired of $0.3 million with a corresponding decrease to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $6.6 million, customer relationships valued at $1.8 million and a trade name valued at $0.8 million. Amortization expense for these intangibles totaled $0.5 million and $1.0 million, respectively, for the three- and six-month periods ended June 30, 2007, and accumulated amortization was $1.9 million at June 30, 2007. The allocation of $0.5 million to in-process

R&D was expensed at the time of acquisition and represents technology that had not yet reached technological feasibility and had no alternative future use.

Sundance

In April 2006 the Company acquired all the outstanding shares of Sundance Digital, Inc. (“Sundance”) for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. In the second quarter of 2006, the Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the remainder of 2006 and the first three months of 2007, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accounts receivable reserves. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a net increase of $0.5 million in the value of the net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $3.9 million, customer relationships valued at $1.0 million, non-competition agreements valued at $0.4 million and trademarks and a trade name valued at $0.3 million. Amortization expense for these intangibles totaled $0.5 million and $0.4 million, respectively, for the three-month periods ended June 30, 2007 and 2006, and $1.0 million and $0.4 million, respectively, for the six-month periods ended June 30, 2007 and 2006. Accumulated amortization was $2.2 million at June 30, 2007.

Medea

In January 2006 the Company acquired all the outstanding shares of Medea Corporation (“Medea”) for cash of $8.9 million plus transaction costs of $0.2 million. In the first quarter of 2006, the Company performed a preliminary allocation of the purchase price to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the remainder of 2006, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accruals for employee terminations and a facility closure. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $2.7 million, customer relationships valued at $0.7 million, order backlog valued at $0.3 million and non-competition agreements valued at $0.1 million. Amortization expense for these intangibles totaled $0.4 million and $0.5 million, respectively, for the three-month periods ended June 30, 2007 and 2006, and $0.7 million and $1.0 million, respectively, for the six-month periods ended June 30, 2007 and 2006. Accumulated amortization for the customer relationships, non-competition agreements and developed technology was $1.9 million at June 30, 2007. The order backlog, which had an estimated useful life of six months, was fully amortized during the first two quarters of 2006. The allocation of $0.3 million to in-process R&D was expensed at the time of acquisition.

Pinnacle

In August 2005 the Company completed the acquisition of Pinnacle Systems, Inc. (“Pinnacle”) for $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. During 2005 the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $90.8 million to amortizable identifiable intangible assets, $32.3 million to in-process R&D and the remaining $226.5 million to goodwill. As of December 31, 2005, $135.9 million of goodwill was assigned to the Company’s Consumer Video segment and $90.6 was assigned to the Professional Video segment.

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

In December 2006 the Company’s annual goodwill impairment testing determined that the carrying value of the goodwill assigned to the Consumer Video segment exceeded its implied fair value by $53.0 million. The Company recorded this amount as an impairment loss and a reduction to goodwill.

During the first three months of 2007, the Company recorded a further $0.3 million reduction in the deferred tax liabilities assumed and a corresponding decrease in goodwill. At June 30, 2007, the total goodwill was $160.5 million with $78.0 assigned to the Consumer Video segment and $82.5 million assigned to the Professional Video segment.

The amortizable identifiable intangible assets include developed technology valued at $41.2 million, customer relationships valued at $34.4 million and trade names valued at $15.2 million. Amortization expense for these intangibles totaled $5.1 million and $6.3 million, respectively, for the three-month periods ended June 30, 2007 and 2006, and $10.0 million and $12.6 million, respectively, for the six-month periods ended June 30, 2007 and 2006. Accumulated amortization was $47.1 million at June 30, 2007.

Wizoo

In August 2005 the Company acquired all the outstanding shares of Wizoo Sound Design GmbH (“Wizoo”) for a total purchase price of $5.1 million allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. During 2006 three engineering milestones were met and €0.6 million ($0.8 million) was recorded as additional purchase price. During the first quarter of 2007, the final milestone was met and an additional €0.4 million ($0.5 million) was recorded as additional purchase price. Also, during 2006, goodwill was reduced by $0.5 million primarily as a result of an increase in the value of net assets acquired due to the utilization of Wizoo deferred tax assets, resulting in a goodwill balance of $5.2 million at June 30, 2007.

Amortizable Identifiable Intangible Assets

As a result of the above acquisitions, as well as the acquisitions of M-Audio, Avid Nordic AB and NXN Software in prior years, amortizable identifiable intangible assets consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$66,298	$(46,612)	$19,686	$66,298	$(36,984)	$29,314
Customer relationships	71,701	(20,534)	51,167	71,701	(15,864)	55,837
Trade names	21,316	(6,689)	14,627	21,316	(5,093)	16,223
Non-compete covenants	1,704	(1,511)	193	1,704	(1,384)	320
License agreements	560	(281)	279	560	(206)	354
	$161,579	$(75,627)	$85,952	$161,579	$(59,531)	$102,048

Amortization expense related to all intangible assets in the aggregate was $8.2 million and $9.0 million, respectively, for the three-month periods ended June 30, 2007 and 2006, and $16.1 million and $17.7 million, respectively, for the six-month periods ended June 30, 2007 and 2006. The Company expects amortization of these intangible assets to be approximately $14 million for the remainder of 2007, $22 million in 2008, $15 million in 2009, $12 million in 2010, $10 million in 2011, $5 million in 2012 and $8 million thereafter.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sibelius, Sundance and Medea have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the three- and six-month periods ended June 30, 2006 as if the acquisitions of Sibelius and Sundance had occurred at the beginning of 2006. Pro forma results of operations giving effect to the Medea acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of 2006 or of future results.

(in thousands except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenues	$225,291	$448,613

Net income	$1,634	$3,159

Net income per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

4.	INCOME TAXES

In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the Company to accrue interest and penalties as applicable on its unrecognized tax positions.

FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for Avid. As a result of the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, Avid had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company’s effective tax rate if recognized. In March 2007 a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, Avid recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the six months ended June 30, 2007. At June 30, 2007, the Company’s unrecognized tax benefits totaled $4.1 million, of which $1.9 million would affect the Company’s effective tax rate if recognized. The remaining balance of $2.2 million, if recognized, would reduce goodwill. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007 and January 1, 2007, respectively, Avid had approximately $0.5 million and $0.7 million of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the taxing authorities in the jurisdictions in which the Company operates.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts receivable	$157,783	$161,665
Less:
Allowance for doubtful accounts	(2,377)	(2,583)
Allowance for sales returns and rebates	(16,956)	(20,504)
	$138,450	$138,578

The accounts receivable balances as of June 30, 2007 and December 31, 2006, both exclude approximately $40 million for large solution sales and certain distributor sales that have been invoiced but for which revenues have not been recognized and payments are not due.

6.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$42,950	$41,937
Work in process	8,821	9,140
Finished goods	88,519	93,161
	$140,290	$144,238

As of June 30, 2007 and December 31, 2006, the finished goods inventory includes inventory at customer locations of $26.5 million and $23.3 million, respectively, associated with products shipped to customers for which revenues have not yet been recognized.

7.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Long-term deferred tax liabilities	$9,193	$11,116
Long-term deferred revenue	3,666	3,851
Long-term deferred rent	3,236	3,396
Long-term accrued restructuring	2,095	2,108
	$18,190	$20,471

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. Some plans allow for options to be granted at below-market prices under certain circumstances, although this is typically not the Company’s practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of June 30, 2007, 1,585,549 shares of common stock remain available to cover future stock option grants under the Company’s stock-based compensation plans, including 1,432,147 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, the Company records stock-based compensation expense for the fair value of stock options. Stock-based compensation expense resulting from the adoption of SFAS No. 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Products cost of revenues	$ 182	$ 131	$ 323	$ 270
Services cost of revenues	251	208	448	427
Research and development expense	1,354	1,272	2,397	2,607
Marketing and selling expense	1,201	1,230	2,136	2,533
General and administrative expense	1,563	1,513	2,799	3,023
Total stock-based compensation expense	$4,551	$4,354	$8,103	$8,860

As of June 30, 2007, the Company had $46.8 million of total unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $9.9 million during the remainder of 2007, $15.3 million in 2008, $11.9 million in 2009 and $9.7 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.64 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.85%	5.01%	4.80%	4.86%
Expected volatility	31.2%	34.3%	32.9%	34.5%
Expected life (in years)	4.63	4.63	4.37	4.48
Weighted-average fair value of options granted	$11.49	$14.17	$11.80	$15.11

Based primarily on the Company’s historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the three- and six-month periods ended June 30, 2007 and 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

The following table summarizes changes in the Company’s stock option plans during the six-month period ended June 30, 2007:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	3,972,043	$38.17

Granted	612,753	$33.97
Exercised	(239,656)	$15.28
Forfeited	(117,034)	$45.92
Canceled	(235,776)	$51.72
Options outstanding at June 30, 2007	3,992,330	$37.89	7.02	$19,899
Options vested at June 30, 2007 or expected to vest	3,862,381	$37.85	6.95	$19,781
Options exercisable at June 30, 2007	2,458,270	$36.46	6.02	$18,130

The aggregate intrinsic value of stock options exercised during the six-month periods ended June 30, 2007 and 2006 was approximately $3.5 million and $5.3 million, respectively. Cash received from the exercise of stock options was $3.7 million and $3.4 million for the six-month periods ended June 30, 2007 and 2006, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods ended June 30, 2007 and 2006 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following tables summarize the changes in the Company’s non-vested restricted stock units and non-vested restricted stock during the six-month period ended June 30, 2007:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	181,619	$47.01

Granted	684,477	$33.85
Vested	(43,557)	$47.01
Forfeited	(33,500)	$41.45
Non-vested at June 30, 2007	789,039	$35.84	2.08	$27,885

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	10,618	$48.84

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	(2,000)	$56.72
Non-vested at June 30, 2007	6,463	$47.01	1.68	$228

The Company’s Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of June 30, 2007, 270,426 shares remain available for issuance under this plan. Based on the plan design, the Company’s Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS No. 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

9.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors effective May 1, 2007. Under this program, the Company is authorized to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. Between May 1, 2007 and May 11, 2007, the Company repurchased 706,001 shares of the Company’s common stock for a total of $23.7 million. The average price per share, including commissions, paid for these shares was $33.55. This stock repurchase program is being funded using the Company’s working capital.

A stock repurchase program was approved by the Company’s board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of the Company’s common stock repurchased from July 25, 2006 through the completion date. The average price per share, including commissions, paid for these shares was $34.94. This stock repurchase program was funded using the Company’s working capital.

At June 30, 2007 and December 31, 2006, treasury shares held by the Company totaled 1.7 million shares and 1.2 million shares, respectively.

10.	CONTINGENCIES

In April 2005 Avid was notified by the Korean Federal Trade Commission (“KFTC”) that a former reseller, Neat Information Telecommunication, Inc. (“Neat”), had filed a petition against a subsidiary of the Company, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. On October 14, 2005, Neat filed a related civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc. Neat sought alleged damages of approximately $1.1 million, plus interest and attorneys’ fees. The parties have reached a settlement. Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled Iconic Audiovisual Data Editing Environment. The complaint asserts that Avid develops, markets and sells software that infringes on a patent owned by the plaintiff. The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. On March 12, 2007, Avid filed an answer, denying infringement and making counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

On April 10, 2007, Disc Link Corporation filed a complaint against Avid Technology, Inc. and 25 other defendants in the U.S. District Court, Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574 (“the ‘574 patent”), entitled Information Distribution System. The complaint alleged that Avid manufactures, uses, distributes and/or offers for sale products and/or systems that infringe one or more claims in the ‘574 patent, or induces and/or contributes to the infringement of the ‘574 patent by others. The complaint asserted that the ‘574 patent relates to products distributed on portable, read-only storage devices that include a link to retrieve additional data via the Internet. The parties have reached a tentative settlement that will not have a material effect on the Company’s financial position or results of operations.

In addition, the Company is involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. Avid does not believe these matters will have a material adverse effect on its financial position or results of operations. However, the Company’s financial position or results of operations may be negatively impacted by the unfavorable resolution of one or more of these proceedings.

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

As permitted under Delaware law and pursuant to Avid’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, Avid has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the lease for the Company’s Daly City, California office. In the event of default on this lease, the landlord would, as of June 30, 2007, be eligible to draw against this letter of credit up to a maximum of $0.75 million. The letter of credit will remain in effect in the amount of $0.75 million throughout the remaining lease period, which extends to September 2014. As of June 30, 2007, the Company was not in default under the terms of the lease.

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2007 and December 31, 2006, Avid’s maximum recourse exposure totaled approximately $9.4 million and $11.0 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At June 30, 2007 and December 31, 2006, the Company’s accrual for estimated losses was $1.1 million and $1.5 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Six Months Ended June 30,
	2007	2006
Accrual balance at beginning of period	$6,072	$6,190

Acquired product warranties	—	67
Accruals for product warranties	2,547	3,313
Cost of warranty claims	(2,625)	(3,365)
Accrual balance at end of period	$5,994	$6,205

11.	COMPREHENSIVE INCOME

Total comprehensive income net of taxes consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company’s comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(5,999)	$2,699	$(5,979)	$6,045
Net changes in:
Foreign currency translation adjustment	2,051	2,416	2,417	3,746
Unrealized gains (losses) on securities	16	(18)	27	(102)
Total comprehensive income (loss)	$(3,932)	$5,097	$(3,535)	$9,689

12.	SEGMENT INFORMATION

The Company’s organizational structure consists of three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2007, the Company revised the methodology it uses to allocate certain general and administrative and shared facility expenses among these segments. This change in methodology was implemented to allow for more consistent allocation of such expenses on a worldwide basis. Accordingly, the corresponding amounts for 2006 have been reclassified to conform to the current allocation method. As a result, for the six months ended June 30, 2006, operating income for the Professional Video segment increased by $2.0 million, operating income for the Audio segment decreased by $1.7 million and operating loss for the Consumer Video segment increased by $0.3 million. The change in methodology did not affect the Company’s consolidated operating results.

The following is a summary of the Company’s operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Professional Video:
Net revenues	$120,318	$118,864	$232,989	$235,064
Operating income	2,340	7,297	3,916	18,400

Audio:
Net revenues	$76,763	$74,262	$155,686	$147,009
Operating income	6,432	9,337	13,698	18,090

Consumer Video:
Net revenues	$28,245	$29,100	$55,549	$58,223
Operating loss	(962)	(1,809)	(3,333)	(4,381)

Combined Segments:
Net revenues	$225,326	$222,226	$444,224	$440,296
Operating income	7,810	14,825	14,281	32,109

Certain expenses are not considered when evaluating the operating results of the reportable segments and have, therefore, been excluded from the calculation of segment operating income (loss). The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total operating income for reportable segments	$7,810	$14,825	$14,281	$32,109
Unallocated amounts:
Amortization of acquisition-related intangible assets	(8,192)	(8,993)	(16,096)	(17,738)
Stock-based compensation	(4,551)	(4,283)	(8,103)	(8,718)
Restructuring costs, net	(1,517)	—	(1,775)	(1,066)
Legal settlements	(1,025)	—	(1,025)	—
In-process research and development	—	—	—	(310)
Consolidated operating income (loss)	$(7,475)	$1,549	$(12,718)	$4,277

13.	RESTRUCTURING COSTS AND ACCRUALS

On July 26, 2007, the Company announced corporate restructuring plans that are intended to enable the Company’s Professional Video and Consumer Video segments to better serve their respective customers. In connection with these restructurings, the Company intends to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. The restructuring plans include a net reduction in force of approximately 100 employees after the planned addition of approximately 50 new employees with skill sets, or at locations, that better fit the Company’s future plans. The restructurings also include the reduction of office space at the Company’s facilities in Tewksbury, Massachusetts; Mountain View, California; Munich, Germany and Chicago, Illinois. The Company anticipates that it will complete the restructurings by January 2008 and expects to incur total expenses relating to the restructurings of $8.0 million to $10.0 million. With the exception of non-cash expenses of up to $0.5 million for non-cancelable purchase commitments and fixed asset disposals, these charges represent cash expenditures. The Company expects to record the majority of these restructuring charges in the quarter ending September 30, 2007.

During the quarter ended June 30, 2007, the Company recorded restructuring charges of $1.5 million, of which $1.3 million related to actions taken under the Company’s 2007 restructuring plans within the Professional Video and Consumer Video segments, as well as corporate operations. As a result of these actions, 19 employees, primarily in the marketing and selling and general and administrative teams, were notified that their employment would be terminated, and the Company closed facilities in Munich, Germany and Chicago, Illinois. The estimated costs for the employee terminations totaled $0.8 million and the costs for the facility closures totaled $0.5 million.

During the fourth quarter of 2006, the Company implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. The purpose of both programs was to reduce costs and improve the effectiveness of each segment.

As a result of the fourth quarter 2006 Professional Video restructuring program, 41 employees worldwide, primarily in the management and selling teams, were notified that their employment would be terminated, and the Company closed a leased office in Australia. The total estimated costs recorded in 2006 were $2.8 million for the employment terminations and $0.1 million for the facility closure. During the first and second quarters of 2007, the Company recorded revisions to the estimate for this restructuring resulting in additional restructuring charges totaling $0.2 million.

As a result of the fourth quarter 2006 Consumer Video restructuring program, 11 employees worldwide, primarily in the selling and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs recorded in 2006 were $0.8 million for the employment terminations and $0.1 million for the facility closure.

Also during the fourth quarter of 2006, a new subtenant was found for a portion of a United Kingdom facility vacated as part of a 1999 restructuring program. This resulted in a lower estimate of the restructuring accrual required for this facility and a recovery of $0.6 million was recorded in the Company’s statement of operations during 2006.

During the third quarter of 2006, the lease for the Company’s Daly City, California facility was amended and the term of the lease extended through September 2014. Based on the terms of the amendment and the Company’s changing facilities requirements, the Company has determined that it will re-occupy space in this building that had previously been vacated under a 2002 restructuring plan. Accordingly, the $1.5 million restructuring accrual for that facility was reversed during 2006.

In March 2006 the Company implemented a restructuring program within the Consumer Video segment under which the employment of 23 employees worldwide, primarily in the marketing and selling and research and development teams, was terminated. The purpose of this program was to reduce costs and improve the effectiveness of the segment. In connection with this action, the Company recorded a charge of $1.1 million. Payments to these employees were completed during 2006, and approximately $0.1 million remaining in the related restructuring accrual was reversed.

In December 2005 the Company implemented a restructuring program under which the employment of 20 employees worldwide was terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, the Company recorded charges of $0.8 million for employee terminations and $0.5 million for continuing rent obligations on excess space vacated, net of potential sublease income. During the second quarter of 2007, the Company increased its estimate for the restructuring costs for the Montreal facility resulting in a restructuring charge of $0.1 million. The revision was the result of the Company’s increased estimate of the time it will take to find a subtenant for the vacated space.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These amounts are reflected in the purchase price allocations for each acquisition. Decreases to the cost estimates for such acquisition-related restructuring activities are recorded as adjustments to goodwill indefinitely, while increases to the estimates are recorded as goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses in the Company’s statement of operations thereafter. Accordingly, during the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge in the Company’s statement of operations as the increase in estimate occurred after the purchase price allocation period.

The following table sets forth the activity in the restructuring and other costs accruals for the six-month period ended June 30, 2007 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2006	$2,433	$1,594	$932	$1,504	$6,463
New restructuring charges	1,018	478	—	—	1,496
Revisions of estimated liabilities	64	69	—	146	279
Accretion	—	47	—	19	66
Cash payments for employee-related charges	(2,474)	—	(455)	—	(2,929)
Cash payments for facilities, net of sublease income	—	(328)	—	(211)	(539)
Non-cash	—	(49)	—	(53)	(102)
Foreign exchange impact on ending balance	6	46	8	23	83
Accrual balance at June 30, 2007	$1,047	$1,857	$485	$1,428	$4,817

The employee-related accruals at June 30, 2007 represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the condensed consolidated balance sheet at June 30, 2007.

The facilities-related accruals at June 30, 2007 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2010 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.2 million is included in the caption “accrued expenses and other current liabilities” and $2.1 million is included in the caption “long-term liabilities” in the condensed consolidated balance sheet at June 30, 2007.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Avid. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In June 2006 the FASB ratified Emerging Issue Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies. The Company’s policy is to present revenues net of any such taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Markets and Strategy

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products help every class of user, from the home hobbyist to the feature-film professional, create and use video and audio assets. Our technology enables users to share media content for real-time collaboration and cost-effectively manage and store media assets. Our products also allow our customers to distribute media over multiple platforms, including airwaves, cable and the Internet.

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. These business units are also our reportable segments. The following is an overview of our business units and the vertical markets they serve.

Professional Video.  This business unit offers innovative video- and film-editing systems, as well as 3D and special-effects software, which allow users to manipulate moving pictures and sound in fast, creative and cost-effective ways. Our solutions include integrated workflow and asset management tools and a comprehensive range of services ranging from product support and training to consultancy and managed services. We market these solutions to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment and documentary programming, and industrial videos, as well as professional character animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, such as the National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation and DirectTV, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

Audio.  This business unit offers solutions for audio creation, mixing, post-production, collaboration, distribution and scoring to professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, “new media” production studios (for example, creators of DVD and web content), performance venues, corporations, governmental entities and educational institutions, as well as home hobbyists and enthusiasts. Users of our audio products range from home studio novices to award-winning, multi-platinum recording artists, film and television professionals and large multinational corporations. Customers use our audio systems for a wide variety of content creation needs in both studio and live environments, including recording, editing, mixing, processing, mastering, composing and performing.

Consumer Video.  This business unit markets video-editing and digital lifestyle products to the home user who wishes to create, edit, share, publish and view video content easily, creatively and effectively. Our two vertical market segments consist of home video editing and TV viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions. Our TV-viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer.

Our strategy consists of four key elements:

•	deliver best-of-breed, stand-alone products to content creators;

•	deliver an integrated workflow for customers who work with multiple systems or within multiple media disciplines;

•	support open standards for media, metadata and application program interfaces; and

•	deliver excellent customer service, support and training.

Financial Summary

Our revenues for the three months ended June 30, 2007 were $225 million, up slightly in comparison to the same quarter last year. Broken down by business unit, Professional Video revenues increased 1% compared to the second quarter of 2006, due in part to recognition of revenue from large broadcast installations booked in prior quarters. Audio revenues increased 3% primarily due to the addition of revenues from Sibelius, which we acquired in 2006. Compared to the second quarter of 2006, the Consumer Video segment had lower sales of TV-viewing products in Europe that were only partially offset by increased sales from the video-editing software line, resulting in a 3% decrease in revenues compared to the second quarter of 2006. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

The business experienced an overall decline in operating income due to a number of factors, including competitive pressures and an increase in our cost structure resulting from several recent acquisitions. To address this, we recently announced restructuring plans that will result in charges of between $8.0 million and $10.0 million, $1.3 million of which we recorded in the quarter ended June 30, 2007. We estimate the annualized cost savings expected to result from the announced restructuring plans will total between $12.0 million and $14.0 million. We also recently announced that we have engaged the consulting firm Bain and Company to assist us in evaluating our processes, systems, strategies and culture to align ourselves for future growth. We expect the cost of this consulting arrangement to be between $1.5 million and $4.0 million for the remainder of this year depending upon the length of the engagement.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2006 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” In June 2006 the Financial Standards Accounting Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. As a result of our adoption of FIN 48 on January 1, 2007, our critical accounting policy titled “Income Tax Assets” has been revised as follows.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets as of June 30, 2007 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

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

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires us to accrue interest and penalties as applicable on our unrecognized tax positions. We recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

RESULTS OF OPERATIONS

Net Revenues

We develop, market, sell and support a wide range of software and hardware for digital media production, management and distribution. Our net revenues are derived mainly from sales of computer-based digital, nonlinear, media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and software maintenance contracts.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 87,838	39.0%	$ 94,972	42.7%	($7,134)	(7.5%)
Services revenues	32,480	14.4%	23,892	10.8%	8,588	35.9%
Total	120,318	53.4%	118,864	53.5%	1,454	1.2%

Audio:
Product revenues	76,287	33.9%	73,888	33.2%	2,399	3.2%
Services revenues	476	0.2%	374	0.2%	102	27.3%
Total	76,763	34.1%	74,262	33.4%	2,501	3.4%

Consumer Video:
Product revenues	28,245	12.5%	29,100	13.1%	(855)	(2.9%)
Total	28,245	12.5%	29,100	13.1%	(855)	(2.9%)

Total net revenues:	$225,326	100.0%	$222,226	100.0%	$3,100	1.4%

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$174,469	39.3%	$187,713	42.6%	($13,244)	(7.1%)
Services revenues	58,520	13.2%	47,351	10.8%	11,169	23.6%
Total	232,989	52.5%	235,064	53.4%	(2,075)	(0.9%)

Audio:
Product revenues	154,795	34.8%	146,387	33.2%	8,408	5.7%
Services revenues	891	0.2%	622	0.2%	269	43.2%
Total	155,686	35.0%	147,009	33.4%	8,677	5.9%

Consumer Video:
Product revenues	55,549	12.5%	58,223	13.2%	(2,674)	(4.6%)
Total	55,549	12.5%	58,223	13.2%	(2,674)	(4.6%)

Total net revenues:	$444,224	100.0%	$440,296	100.0%	$3,928	0.9%

The decrease in Professional Video product revenues for the three months ended June 30, 2007, compared to the same period in 2006, was due to decreased revenues from our video-editing products. For the six months ended June 30, 2007, compared to the same period in 2006, the decrease in Professional Video revenues was the result of decreased revenues from both our video-editing products and broadcast products. The decreases from our video-editing products were associated with Media Composer Adrenaline migration issues that caused longer than expected customer transitions to the latest versions, decreased revenues from our Avid DS and Symphony Nitris product family and a shift in product mix in our Media Composer product family. In the second quarter of 2006, we introduced a software-only version of Media Composer that has significantly lower average selling prices than the Media Composer Adrenaline product. Although total unit sales for the Media Composer product family increased from the first six months of 2006 to the same period in 2007, the shift in product mix to the software-only version led to a revenues decrease for this product family. The decrease in revenues from our broadcast products for the six months ended June 30, 2007, compared to the same period in 2006, was the result of weakness in revenues from our MedeaStream video-server products. However, revenues from our broadcast products increased for the three months ended June 30, 2007, compared to the same period in 2006, as a result of customer acceptance of a large broadcast news installation. The overall decreases in Professional Video product revenues for both the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006, were also partially mitigated by increased revenues from our shared-storage systems and workgroup tools.

Professional Video services revenues are derived primarily from maintenance contracts, installation services and training. The increases in services revenues for both the three and six months ended June 30, 2007, as compared to the same periods in 2006, were due to increases in revenues generated from professional services, such as installation services provided in connection with large broadcast news deals, as well as increases in revenues from maintenance contracts sold in connection with our products. During the three months ended June 30, 2007, we experienced an increase in professional services revenue as a result of customer acceptance of a large broadcast installation.

Of the total $2.4 million and $8.4 million increases in Audio product revenues during the three and six months ended June 30, 2007, approximately $3.2 million and $6.6 million, respectively, related to our acquisition of Sibelius in July 2006. For the six-month period ended June 30, 2007, in addition to the revenues increase from Sibelius, we had increased revenues from our Digidesign products, primarily the VENUE live sound mixing console. These increases for both the three- and six-month periods were partially offset by decreased sales of Pro Tools HD upgrade systems.

The $2.7 million decrease in Consumer Video product revenues during the six months ended June 30, 2007, compared to the same period in 2006, was primarily the result of decreased revenues from our TV-viewing product line. Although revenues for this product line increased in the first quarter of 2007, primarily due to the release of Pinnacle’s PCTV HD Pro Stick into the U.S. market late in 2006, revenues decreased in the second quarter of 2007. Also, revenues for this product line were high in the second quarter of 2006 as a result of the release of the PCTV products in Europe in early 2006 and increased consumer demand due to the 2006 World Cup tournament in that quarter. For the three months ended June 30, 2007, the decrease in revenues from the TV-viewing product line was partially offset by an increase in revenues for the video-editing product line, resulting in a $0.9 million decrease in segment revenue when compared to the same quarter of 2006. This increase in revenues from our video-editing products was the result of an increase in revenues from our Studio product line, compared to the same period in 2006, that related to the release of version 11 in May 2007. This followed a decrease in revenues for this product line in the first quarter of 2007, which we believe was largely due to customers delaying their purchases in anticipation of the release of the new version.

Net revenues derived through indirect channels were 68% and 70% of total net revenues, respectively, for the three- and six-month periods ended June 30, 2007, compared to 73% for both periods in 2006.

International sales accounted for 58% of our net revenues for both the three- and six-month periods ended June 30, 2007, compared to 55% and 56%, respectively, for the same periods in 2006.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 Pinnacle acquisition and, to a lesser extent, other acquisitions we have made since August 2004. Amortization of technology is described further in the “Amortization of Intangible Assets” section below.

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

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 92,991	51.7%	$ 93,819	52.6%	(0.9%)
Services cost of revenues	17,454	47.0%	13,812	43.1%	3.9%
Amortization of intangible assets	4,761	–	5,016	–	–
Total	$115,206	48.9%	$112,647	49.3%	(0.4%)

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$185,703	51.7%	$185,180	52.8%	(1.1%)
Services cost of revenues	33,433	43.7%	27,127	43.5%	0.2%
Amortization of intangible assets	9,233	–	10,096	–	–
Total	$228,369	48.6%	$222,403	49.5%	(0.9%)

The decreases in the product gross margin percentage for both the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006, primarily reflected product price reductions due to competitive pressures that were partially offset by a shift in product mix to increased revenues from higher margin software products and increased sales volumes.

The following factors influenced our product gross margins for the three- and six-month periods ended June 30, 2007, when compared to the same periods in 2006.

•

During the three months ended June 30, 2007, one large Professional Video broadcast installation had a gross margin that was lower than our usual margin for such deals and, therefore, had a negative effect on our overall product gross margin for that period.

•

Sales resulting from our July 2006 acquisition of Sibelius, which markets and sells higher margin software products, had a positive effect on our Audio segment product gross margin for both the three- and six-month periods ended June 30, 2007.

•

During the three months ended June 30, 2007, we introduced version 11 of our Studio video-editing product. The resulting increase in Studio sales improved our product gross margin for the Consumer Video segment for that period.

The increases in the services gross margin for both the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006, primarily resulted from increased services revenues on relatively fixed personnel and facilities costs that do not tend to change at the same rate as short-term changes in revenues. During the three months ended June 30, 2007, we experienced an increase in professional services revenues as a result of customer acceptance of the large broadcast installation discussed above.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products and consist primarily of employee salaries and benefits, facilities costs, depreciation, consulting and temporary help, and prototype and development expenses.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$38,444	$35,617	$2,827	7.9%

As a percentage of net revenues	17.1%	16.0%	1.1%

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$76,186	$71,113	$5,073	7.1%

As a percentage of net revenues	17.2%	16.2%	1.0%

The increases in research and development expenses for the three- and six-month periods ended June 30, 2007, were due to higher personnel-related costs, as well as increased hardware development and computer equipment costs. The higher personnel-related costs were primarily the result of our 2006 acquisitions and a decrease in the research and development costs transferred to cost of product revenues in connection with work performed on complex solution sales. The personnel-related costs increased $1.5 million and $2.8 million for the three- and six-month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Hardware development and computer equipment costs increased $0.6 million and $1.3 million for the three- and six-month periods ended June 30, 2007, respectively, compared to the same periods in 2006, and were related to our increased investment in new technologies and products. The increases in research and development expenses as a percentage of revenues for the three- and six-month periods were also related to the spending increases noted, as revenues for both comparative periods did not change significantly.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$56,505	$52,583	$3,922	7.5%

As a percentage of net revenues	25.1%	23.7%	1.4%

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$108,199	$102,495	$5,704	5.6%

As a percentage of net revenues	24.4%	23.3%	1.1%

The increase in marketing and selling expenses for the three-month period ended June 30, 2007 was largely due to higher personnel-related costs and increased expenses related to the National Association of Broadcasters, or NAB, trade show. The increase for the six-month period ended June 30, 2007 was due in large part to higher personnel-related costs, higher bad debt expense and the increased NAB trade show expenses, partially offset by a decrease in advertising expenses. Personnel-related costs increased $2.8 million and $4.2 million, respectively, for the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006, and resulted primarily from our 2006 acquisitions. NAB trade show expenses increased $0.7 million for both the three- and six-month periods, compared to the same periods in 2006. Bad debt expenses increased $1.5 million for the six-month period ended June 30, 2007, compared to the same period in 2006, and was the result of favorable adjustments to the allowance for bad debts in the first six months of 2006, compared to normal provisions recorded during the first six months of 2007. The favorable adjustments were recorded in 2006 as a result of improved bad debt experience rates. The decrease in advertising expenses totaled $1.9 million and was largely due to the timing of new product introductions in 2007 compared to 2006. The increases in marketing and selling expenses as a percentage of revenues for the three- and six-month periods were also related to these spending increases and decreases, as revenues for both comparative periods did not change significantly.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit and legal fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$17,698	$15,853	$1,845	11.6%

As a percentage of net revenues	7.9%	7.1%	0.8%

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$35,550	$30,990	$4,560	14.7%

As a percentage of net revenues	8.0%	7.0%	1.0%

The increases in general and administrative expenses for the three- and six-month periods ended June 30, 2007 were due to higher personnel-related costs, which resulted primarily from our 2006 acquisitions, and the cost of legal settlements recorded during the second quarter of 2007. The personnel-related costs increased $1.7 million and $3.0 million, respectively, for the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006. The cost of legal settlements recorded in the quarter ended June 30, 2007 totaled $1.0 million, while there were no costs for legal settlements recorded in either the first or second quarters of 2006. The increase in general and administrative expenses as a percentage of revenues for the three- and six-month periods was also related to these spending increases, as revenues for both comparative periods did not change significantly.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of either (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, or (2) the straight-line method over each developed technology’s remaining respective useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$4,761	$5,016	($255)	(5.1%)
Amortization of intangible assets recorded in operating expenses	3,431	3,977	(546)	(13.7%)
Total amortization of intangible assets	$8,192	$8,993	($801)	(8.9%)

Total amortization of intangible assets as a percentage of net revenues	3.6%	4.0%	(0.4%)

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 9,233	$10,096	($863)	(8.5%)
Amortization of intangible assets recorded in operating expenses	6,863	7,642	(779)	(10.2%)
Total amortization of intangible assets	$16,096	$17,738	($1,642)	(9.3%)

Total amortization of intangible assets as a percentage of net revenues	3.6%	4.0%	(0.4%)

The decrease in amortization of intangible assets for both the three- and six-month periods ended June 30, 2007 was primarily the result of decreased amortization of Pinnacle-developed technology and the completion during 2006 of the amortization of certain intangible assets related to the acquisition of M-Audio.

Restructuring Costs, Net

During the second quarter of 2007, we implemented restructuring plans within the Professional Video and Consumer Video segments, as well as corporate operations, that resulted in restructuring charges of $1.3 million. As a result of these actions, 19 employees, primarily in the marketing and selling and general and administrative teams, were notified that their employment would be terminated, and we closed facilities in Munich, Germany and Chicago, Illinois. The estimated costs for the employee terminations totaled $0.8 million and the costs for the facility closures totaled $0.5 million. The purpose of the program was to improve efficiency and reduce costs.

During the fourth quarter of 2006, we implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. The purpose of these programs was to improve the effectiveness of each segment. Also during 2006 we recorded $1.1 million for restructuring liabilities related to the Medea acquisition. During the first and second quarters of 2007, we recorded in our statement of operations additional restructuring charges totaling $0.4 million, of which $0.1 million was recorded in the second quarter, for revisions to the estimated liabilities for the Professional Video and Medea restructuring programs.

During the second quarter of 2007, we recorded restructuring costs totaling $0.1 million as a result of our increased estimate for the restructuring costs for the vacated portion of our Montreal facility, which was part of a restructuring that took place in December 2005. The revision was the result of our increased estimate of the time it will take to find a subtenant for the vacated space.

In March 2006 we implemented a restructuring program within our Consumer Video segment under which 23 employees worldwide, primarily in the marketing and selling teams and research and development teams, were notified that their employment would be terminated. The purpose of the program was to improve efficiency. In connection with this action, we recorded a charge of $1.1 million in the statement of operations for the six months ended June 30, 2006.

In-Process Research and Development

We recorded in-process research and development, or R&D, charges of $0.3 million during the first quarter of 2006 related to the acquisition of Medea. This in-process R&D charge represents those product development efforts that were underway at Medea at the time of the acquisition for which technological feasibility had not yet been established. Technological feasibility is established when either detailed program design has been completed, documented and traced to product specifications and high-risk development issues have been resolved, or a working model of the product has been finished and determined to be complete and consistent with the product design. As of the acquisition date, Medea had not completed product designs or working models for the in-process technologies, and we determined that the in-process technologies had no future alternative use beyond the stated purposes of the specific R&D projects. Therefore, the fair value of the in-process R&D efforts was expensed at the time of the acquisition.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$2,023	$1,881	$142	7.5%

As a percentage of net revenues	0.9%	0.8%	0.1%

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$3,918	$3,852	$66	1.7%

As a percentage of net revenues	0.9%	0.9%	–

The increases in other income and expense for both the three- and six-month periods ended June 30, 2007 were primarily due to a $0.2 million loss recorded for an unconsolidated company in the second quarter of 2006 with no corresponding income or loss recorded in either the first or second quarters of 2007, partially offset by a decrease in interest income earned on lower average cash and marketable securities balances. The lower cash and marketable securities balances resulted primarily from the $23.7 million in cash used to repurchase 0.7 million shares of our common stock during the second quarter of 2007 and $50.0 million in cash used to repurchase 1.4 million shares of our common stock during the third quarter of 2006.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for income taxes, net	$547	$731	($184)

As a percentage of net revenues	0.2%	0.3%	(0.1%)

	Six Months Ended June 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for (benefit from) income taxes, net	($2,821)	$2,084	($4,905)

As a percentage of net revenues	(0.6%)	0.5%	(1.1%)

Our effective tax rate, which is our tax provision (benefit) as a percentage of income (loss) before income taxes, was 32.1%, representing a tax benefit, for the six-month period ended June 30, 2007. Our effective tax rate was 27.2%, representing a tax provision, for the six-month period ended June 30, 2006. The increase in the effective tax rate resulted primarily from (1) a discrete tax benefit of $3.0 million resulting from the favorable settlement of a Canadian research and development credit audit, (2) a discrete tax benefit resulting from the release of a deferred tax liability in our German entity and (3) our inability to recognize a tax benefit on U.S. losses.

Excluding the impact of our valuation allowance, our effective tax rate would have been 60.9% and 28.6%, respectively, for the six-month periods ended June 30, 2007 and 2006. These rates differ from the federal statutory rate of 35% due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible acquisition-related expenses and the net benefits recorded for discrete tax items.

No adjustment in the liability for unrecognized income tax benefits resulted from our adoption of FIN 48 on January 1, 2007. At the adoption date we had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect our effective tax rate if recognized.

In March 2007 a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, we recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefit for the six-month period ended June 30, 2007. As of June 30, 2007, our unrecognized tax benefits totaled $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of June 30, 2007, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $160.0 million.

Net cash provided by operating activities was $22.6 million for the six months ended June 30, 2007, compared to $23.5 million for the same period in 2006. For the six months ended June 30, 2007, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, partially offset by changes in working capital items, in particular an increase in prepaid and other current assets. For the six months ended June 30, 2006, net cash provided by operating activities primarily reflected net income adjusted for depreciation and amortization and stock-based compensation, partially offset by an increase in inventories and a decrease in accrued expenses.

Accounts receivable decreased by $0.1 million to $138.5 million at June 30, 2007 from $138.6 million at December 31, 2006. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2006 to 55 days at June 30, 2007. The increase in days sales outstanding was the result of a higher concentration of revenues in the last month of the quarter ended June 30, 2007, compared to the quarter ended December 31, 2006.

At June 30, 2007 and December 31, 2006, we held inventory in the amounts of $140.3 million and $144.2 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. The decrease of approximately $3.9 million resulted from a reduction in our stockroom inventory, partially offset by an increase in inventory at customer locations and a decrease in our inventory reserves. We expect our net inventory balance to decline further during the rest of this year. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow provided by investing activities was $17.2 million for the six months ended June 30, 2007, compared to $31.0 million used in investing activities for the same period in 2006. The net cash flow provided by investing activities for the six months ended June 30, 2007 primarily reflected net proceeds of $32.9 million resulting from the timing of the sale and purchase of marketable securities, partially offset by $14.7 million for the purchase of property and equipment. The net cash flow used in investing activities for the six months ended June 30, 2006 was the result of $20.5 million in cash paid for the acquisitions of Sundance and Medea and $9.1 million paid for the purchase of property and equipment. Purchases of property and equipment in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the six months ended June 30, 2007, cash used in financing activities was $19.5 million, compared to $4.1 million provided by financing activities for the first six months of 2006. The cash used in financing activities in 2007 is primarily the result of $23.7 million used for a stock repurchase program in the second quarter of 2007, partially offset by proceeds from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. The stock repurchase program was approved by our board of directors effective May 1, 2007. Under this program, we are authorized to repurchase up to $100.0 million of our common stock through transactions on the open market, in block trades or otherwise. During the quarter ended June 30, 2007, 706,001 shares of common stock were repurchased under the program at an average price per share, including commissions, of $33.55. As of June 30, 2007, $76.3 million remains authorized for future stock repurchases under the program. The stock repurchase program is being funded through working capital. The cash provided by financing activities in 2006 was primarily from the exercise of stock options and purchases under our employee stock purchase plan.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.7 million and $0.5 million for lease termination costs. As of June 30, 2007, we had future cash obligations of approximately $1.7 million under leases for which we had vacated the underlying facilities and restructuring accruals of $1.4 million and $0.5 million related to acquisition-related lease obligations and severance, respectively. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010. The severance payments will be made during 2007.

In connection with non-acquisition-related restructuring activities during 2007 and prior periods, as of June 30, 2007, we had restructuring accruals of $1.9 million and $1.0 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $8.0 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010, unless we are able to negotiate earlier terminations. The severance payments will be made during the next 12 months. All payments related to restructuring actions are expected to be funded through working capital. See Note 13 of the Condensed Consolidated Financial Statements in Item 1 of this report for the restructuring costs accrual activity for the six months ended June 30, 2007.

On July 26, 2007, Avid announced corporate restructuring plans that are intended to enable our Professional Video and Consumer Video business units to better serve their respective customers. In connection with the restructurings, we intend to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. The restructuring plans include a net reduction in force of approximately 100 employees after the planned addition of approximately 50 new employees with skill sets, or at locations, that better fit our future plans. The restructuring plans also include a reduction of office space at our facilities in Tewksbury, Massachusetts; Mountain View, California; Munich, Germany and Chicago, Illinois. We anticipate that we will complete the restructurings by January 2008. We expect to incur total expenses related to the restructurings of $8.0 million to $10.0 million, $1.3 million of which were recorded in the quarter ended June 30, 2007. With the exception of non-cash expenses of up to $0.5 million for non-cancelable purchase commitments and fixed asset disposals, these charges represent cash expenditures. We expect to record the majority of these restructuring charges in the quarter ending September 30, 2007.

Our cash requirements vary depending upon factors such as our growth, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so or that we could do so on favorable terms.

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

At June 30, 2007, we had foreign currency forward contracts outstanding with an aggregate notional value of $51.9 million, denominated in the euro, British pound, Swedish krona, Norwegian krone, Danish kroner, Canadian dollar, Japanese yen, Australian dollar, Singapore dollar and Korean won, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances. For the six months ended June 30, 2007, net losses of $0.2 million resulting from forward contracts were included in results of operations. As of June 30, 2007, we also had a foreign currency forward contract with a notional value of $22.0 million to hedge our net investment in our Canadian subsidiary. At June 30, 2007, the fair value of this forward contract was ($2.4) million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At June 30, 2007, we held $160.0 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2005 we were notified by the Korean Federal Trade Commission, or KFTC, that a former reseller, Neat Information Telecommunication, Inc., or Neat, had filed a petition against our subsidiary, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in our favor regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in our favor and concluded its review of the case. On October 14, 2005, Neat filed a related civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc. Neat sought alleged damages of approximately $1.1 million, plus interest and attorneys’ fees. The parties have reached a settlement. Settlement of this matter did not have a material effect on our financial position or results of operation.

On August 16, 2006, Trevor Blumenau filed a complaint against us in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, entitled Iconic Audiovisual Data Editing Environment. The complaint asserts that we develop, market and sell software that infringes on a patent owned by the plaintiff. The plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs and interest. On March 12, 2007, we filed our answer, denying infringement and making counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

On April 10, 2007, Disc Link Corporation filed a complaint against us and 25 other defendants in the U.S. District Court, Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574, or the ‘574 patent, entitled Information Distribution System. The complaint alleged that we manufacture, use, distribute and/or offer for sale products and/or systems that infringe one or more claims in the ‘574 patent, or induce and/or contribute to the infringement of the ‘574 patent by others. The complaint asserted that the ‘574 patent relates to products distributed on portable, read-only storage devices that include a link to retrieve additional data via the Internet. The parties have reached a tentative settlement that will not have a material effect on our financial position or results of operations.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

During the three months ended June 30, 2007, there were no material changes to the risk factors that were disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

A stock repurchase program was approved by the Company’s board of directors effective May 1, 2007 and publicly announced on April 26, 2007. Under this program, the Company is authorized to repurchase up to $100 million of its common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. The following table is a summary of the stock repurchases under this program during the quarter ended June 30, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
May 1 – May 11, 2007	706,001	$33.52	706,001	$76,335

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 16, 2007. At the meeting, David A. Krall and Pamela F. Lenehan were re-elected as Class II Directors. The vote with respect to each nominee is set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Krall	37,075,998	1,893,453
Ms. Lenehan	37,077,095	1,892,356

The additional directors whose term of office continued after the meeting were George H. Billings, Elizabeth M. Daley, John V. Guttag, Nancy Hawthorne and Youngme E. Moon.

In addition, the stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors by a vote of 38,865,683 shares for, 39,705 shares against and 64,063 shares abstaining.

ITEM 6.	EXHIBITS

*10.1	Amendment No. 2 to the Company’s 2005 Stock Incentive Plan.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	By:	/s/ Joel E. Legon
Joel E. Legon Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*10.1	Amendment No. 2 to the Company’s 2005 Stock Incentive Plan.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith