Form 10-Q
period 2007-09-30
AVID TECHNOLOGY INC
filed 2007-11-09
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant's Common Stock as of October 31, 2007 was 41,063,829.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Products	$198,817	$203,274	$583,630	$595,597
Services	28,009	27,959	87,420	75,932
Total net revenues	226,826	231,233	671,050	671,529

Cost of revenues:
Products	93,397	99,202	279,100	284,382
Services	16,054	13,968	49,487	41,095
Amortization of intangible assets	4,096	6,208	13,329	16,304
Restructuring costs	2,797	—	2,797	—
Total cost of revenues	116,344	119,378	344,713	341,781
Gross profit	110,482	111,855	326,337	329,748

Operating expenses:
Research and development	36,471	35,250	112,657	106,363
Marketing and selling	48,832	50,641	157,031	153,136
General and administrative	20,514	16,021	56,064	47,011
Amortization of intangible assets	3,432	3,298	10,295	10,940
Restructuring costs (recoveries), net	6,297	(1,620)	8,072	(554)
In-process research and development	—	569	—	879
Total operating expenses	115,546	104,159	344,119	317,775

Operating income (loss)	(5,064)	7,696	(17,782)	11,973

Interest income	2,100	1,977	6,126	6,190
Interest expense	(226)	(137)	(448)	(324)
Other income (expense), net	106	(8)	220	(183)
Income (loss) before income taxes	(3,084)	9,528	(11,884)	17,656
Provision for (benefit from) income taxes, net	2,769	5,935	(52)	8,018
Net income (loss)	$(5,853)	$3,593	$(11,832)	$9,638

Net income (loss) per common share – basic	$(0.14)	$0.09	$(0.29)	$0.23
Net income (loss) per common share – diluted	$(0.14)	$0.08	$(0.29)	$0.22

Weighted-average common shares outstanding – basic	40,798	41,531	40,963	41,978
Weighted-average common shares outstanding – diluted	40,798	42,281	40,963	42,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$152,089	$96,279
Marketable securities	45,150	75,828
Accounts receivable, net of allowances of $19,164 and $23,087 at
September 30, 2007 and December 31, 2006, respectively	140,363	138,578
Inventories	133,732	144,238
Deferred tax assets, net	1,303	1,254
Prepaid expenses	10,044	8,648
Other current assets	21,989	19,114
Total current assets	504,670	483,939

Property and equipment, net	45,780	40,483
Intangible assets, net	78,425	102,048
Goodwill	360,550	360,143
Other assets	11,983	10,421
Total assets	$1,001,408	$997,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,442	$34,108
Accrued compensation and benefits	29,073	22,246
Accrued expenses and other current liabilities	50,935	52,801
Income taxes payable	11,254	13,284
Deferred revenues	82,159	73,743
Total current liabilities	208,863	196,182

Long-term liabilities	19,029	20,471
Total liabilities	227,892	216,653

Contingencies (Note 11)

Stockholders' equity:
Common stock	423	423
Additional paid-in capital	964,330	952,763
Accumulated deficit	(158,799)	(134,708)
Treasury stock at cost, net of reissuances	(44,536)	(43,768)
Accumulated other comprehensive income	12,098	5,671
Total stockholders' equity	773,516	780,381
Total liabilities and stockholders' equity	$1,001,408	$997,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(11,832)	$9,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,200	43,527
Provision for (recoveries of) doubtful accounts	742	(609)
Non-cash provision for restructuring	2,857	—
In-process research and development	—	879
(Gain) loss on disposal of fixed assets	(109)	147
Compensation expense from stock grants and options	12,091	13,256
Equity in loss of non-consolidated company	—	203
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(2,854)	(1,582)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	643	(1,083)
Inventories	8,409	(34,740)
Prepaid expenses and other current assets	(3,484)	1,098
Accounts payable	1,066	(3,357)
Accrued expenses, compensation and benefits and other liabilities	4,895	(11,039)
Income taxes payable	(2,333)	7,559
Deferred revenues	8,695	(1,230)
Net cash provided by operating activities	58,986	22,667

Cash flows from investing activities:
Purchases of property and equipment	(20,253)	(14,711)
Payments for other long-term assets	(1,467)	(886)
Payments for business acquisitions, including transaction costs, net of cash acquired	(529)	(43,351)
Purchases of marketable securities	(6,351)	(53,198)
Proceeds from sales of marketable securities	40,789	82,422
Net cash provided by (used in) investing activities	12,189	(29,724)

Cash flows from financing activities:
Payments on capital lease obligations	(51)	(74)
Purchases of common stock for treasury	(23,687)	(50,043)
Proceeds from issuance of common stock under employee stock plans	10,139	5,736
Net cash used in financing activities	(13,599)	(44,381)

Effect of exchange rate changes on cash and cash equivalents	(1,766)	1,112
Net increase (decrease) in cash and cash equivalents	55,810	(50,326)
Cash and cash equivalents at beginning of period	96,279	123,073
Cash and cash equivalents at end of period	$152,089	$72,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, "Avid" or the "Company"). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2006 was derived from Avid's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2006 in its 2006 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax asset valuation allowances. Actual results could differ from the Company's estimates.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(5,853)	$3,593	$(11,832)	$9,638

Weighted-average common shares outstanding - basic	40,798	41,531	40,963	41,978
Weighted-average potential common stock:
Options	—	750	—	867
Weighted-average common shares outstanding - diluted	40,798	42,281	40,963	42,845

Net income (loss) per common share – basic	$(0.14)	$0.09	$(0.29)	$0.23
Net income (loss) per common share – diluted	$(0.14)	$0.08	$(0.29)	$0.22

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are considered anti-dilutive securities and are excluded from the diluted net income per share calculations because the exercise price per share is greater than the average market price of our common stock for the relevant period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options	2,855	2,618	2,818	2,554
Warrant	1,155	1,155	1,155	1,155
Non-vested restricted stock and restricted stock units	107	226	29	176
Anti-dilutive potential common shares	4,117	3,999	4,002	3,885

The following table sets forth (in thousands) common stock equivalents excluded from the calculation of diluted net loss per share for the three- and nine-month periods ended September 30, 2007 because the effect would be anti-dilutive due to the net loss for the periods.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Options	397	520
Non-vested restricted stock and restricted stock units	38	38
Anti-dilutive common stock equivalents	435	558

3.	ACQUISITIONS

Sibelius

In July 2006 the Company acquired all the outstanding shares of Sibelius Software Limited ("Sibelius") for cash, net of cash acquired, of $20.3 million plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. In the third quarter of 2006, the Company performed an allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process research and development ("R&D") and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. During the fourth quarter of 2006, the Company received a cash refund of $0.3 million related to the settlement of a purchase price adjustment clause in the acquisition agreement that was recorded as a decrease to goodwill. Also during the fourth quarter of 2006 and the first three months of 2007, the Company continued its analysis of the fair values of certain assets and liabilities, primarily deferred tax assets and tax reserves, and recorded an increase in the value of net assets acquired of $0.3 million with a corresponding decrease to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $6.6 million, customer relationships valued at $1.8 million and a trade name valued at $0.8 million. Amortization expense for these intangibles totaled $0.5 million and $0.3 million, respectively, for the three-month periods ended September 30, 2007 and 2006, and $1.6 million and $0.3 million, respectively, for the nine-month periods ended September 30, 2007 and 2006. Accumulated amortization was $2.4 million at September 30, 2007. The allocation of $0.5 million to in-process R&D was expensed at the time of acquisition and represents technology that had not yet reached technological feasibility and had no alternative future use.

Sundance

In April 2006 the Company acquired all the outstanding shares of Sundance Digital, Inc. ("Sundance") for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. In the second quarter of 2006, the Company performed an allocation of the purchase price to the net tangible and intangible assets of Sundance based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the remainder of 2006 and the first three months of 2007, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accounts receivable reserves. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a net increase of $0.5 million in the value of the net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $3.9 million, customer relationships valued at $1.0 million, non-competition agreements valued at $0.4 million and trademarks and a trade name valued at $0.3 million. Amortization expense for these intangibles totaled $0.5 million and $0.4 million, respectively, for the three-month periods ended September 30, 2007 and 2006, and $1.5 million and $0.8 million, respectively, for the nine-month periods ended September 30, 2007 and 2006. Accumulated amortization was $2.7 million at September 30, 2007.

Medea

In January 2006 the Company acquired all the outstanding shares of Medea Corporation ("Medea") for cash of $8.9 million plus transaction costs of $0.2 million. In the first quarter of 2006, the Company performed an allocation of the purchase price to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the remainder of 2006, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accruals for employee terminations and a facility closure. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in net liabilities assumed and a corresponding increase to goodwill.

The amortizable identifiable intangible assets include developed technology valued at $2.7 million, customer relationships valued at $0.7 million, order backlog valued at $0.3 million and non-competition agreements valued at $0.1 million. Amortization expense for these intangibles totaled $0.4 million and $0.4 million, respectively, for the three-month periods ended September 30, 2007 and 2006, and $1.1 million and $1.3 million, respectively, for the nine-month periods ended September 30, 2007 and 2006. Accumulated amortization for the customer relationships, non-competition agreements and developed technology was $2.4 million at September 30, 2007. The order backlog, which had an estimated useful life of six months, was fully amortized during the first two quarters of 2006. The allocation of $0.3 million to in-process R&D was expensed at the time of acquisition.

Pinnacle

In August 2005 the Company completed the acquisition of Pinnacle Systems, Inc. ("Pinnacle") for $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. During 2005 the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $90.8 million to amortizable identifiable intangible assets, $32.3 million to in-process R&D and the remaining $226.5 million to goodwill. As of December 31, 2005, $135.9 million of goodwill was assigned to the Company's Consumer Video segment and $90.6 million was assigned to the Professional Video segment.

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

During the first three months of 2007, the Company recorded a further $0.3 million reduction in the deferred tax liabilities assumed and a corresponding decrease in goodwill. At September 30, 2007, the total goodwill was $160.5 million with $78.0 assigned to the Consumer Video segment and $82.5 million assigned to the Professional Video segment.

The amortizable identifiable intangible assets include developed technology valued at $41.2 million, customer relationships valued at $34.4 million and trade names valued at $15.2 million. Amortization expense for these intangibles totaled $4.4 million and $6.5 million, respectively, for the three-month periods ended September 30, 2007 and 2006, and $14.5 million and $19.1 million, respectively, for the nine-month periods ended September 30, 2007 and 2006. Accumulated amortization was $51.5 million at September 30, 2007.

Wizoo

In August 2005 the Company acquired all the outstanding shares of Wizoo Sound Design GmbH ("Wizoo") for a total purchase price of $5.1 million allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. During 2006 three engineering milestones were met and €0.6 million ($0.8 million) was recorded as additional purchase price. During the first quarter of 2007, the final milestone was met and an additional €0.4 million ($0.5 million) was recorded as additional purchase price. Also, during 2006, goodwill was reduced by $0.5 million primarily as a result of an increase in the value of net assets acquired due to the utilization of Wizoo deferred tax assets, resulting in a goodwill balance of $5.2 million at September 30, 2007.

Amortizable Identifiable Intangible Assets

As a result of the above acquisitions, as well as the acquisitions of M-Audio, Avid Nordic AB and NXN Software in prior years, amortizable identifiable intangible assets consisted of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,727	$(50,335)	$15,392	$66,298	$(36,984)	$29,314
Customer relationships and order backlog	71,701	(22,870)	48,831	72,041	(16,204)	55,837
Trade names	21,316	(7,486)	13,830	21,316	(5,093)	16,223
Non-compete covenants	1,704	(1,573)	131	1,704	(1,384)	320
License agreements	560	(319)	241	560	(206)	354
	$161,008	$(82,583)	$78,425	$161,919	$(59,871)	$102,048

Amortization expense related to all intangible assets in the aggregate was $7.5 million and $9.5 million, respectively, for the three-month periods ended September 30, 2007 and 2006, and $23.6 million and $27.2 million, respectively, for the nine-month periods ended September 30, 2007 and 2006. The Company expects amortization of these intangible assets to be approximately $7 million for the remainder of 2007, $21 million in 2008, $15 million in 2009, $12 million in 2010, $10 million in 2011, $5 million in 2012 and $8 million thereafter.

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

(in thousands except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net revenues	$232,249	$680,902
Net income	$3,867	$7,025

Net income per share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.16

4.	INCOME TAXES

In June 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the Company to accrue interest and penalties as applicable on its unrecognized tax positions.

FIN 48 was effective for the Company's fiscal year beginning January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, Avid had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company's effective tax rate if recognized. In March 2007 a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, Avid recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the nine months ended September 30, 2007. At September 30, 2007, the Company's unrecognized tax benefits totaled $4.2 million, of which $2.0 million would affect the Company's effective tax rate if recognized. The remaining balance of $2.2 million, if recognized, would reduce goodwill. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007 and January 1, 2007, respectively, Avid had approximately $0.6 million and $0.7 million of accrued interest related to uncertain tax positions.

The tax years 2000 through 2006 remain open to examination by the taxing authorities in the jurisdictions in which the Company operates.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts receivable	$159,527	$161,665
Less:
Allowance for doubtful accounts	(2,532)	(2,583)
Allowance for sales returns and rebates	(16,632)	(20,504)
	$140,363	$138,578

The accounts receivable balances as of September 30, 2007 and December 31, 2006, exclude approximately $45.0 million and $40.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

6.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$31,915	$41,937
Work in process	7,440	9,140
Finished goods	94,377	93,161
	$133,732	$144,238

As of September 30, 2007 and December 31, 2006, the finished goods inventory includes inventory at customer locations of $29.9 million and $23.3 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Computer and video equipment and software	$125,793	$117,654
Manufacturing tooling and testbeds	8,498	8,067
Office equipment	4,016	3,890
Furniture and fixtures	13,612	13,413
Leasehold improvements	30,306	26,371
	182,225	169,395
Less accumulated depreciation and amortization	136,445	128,912
	$45,780	$40,483

8.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Long-term deferred tax liabilities	$8,659	$11,116
Long-term deferred revenue	4,175	3,851
Long-term deferred rent	3,122	3,396
Long-term accrued restructuring	3,073	2,108
	$19,029	$20,471

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company's common stock, generally at the market price on the date of grant. Some plans allow for options to be granted at below-market prices under certain circumstances, although this is typically not the Company's practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. Stock awards typically vest over four years. As of September 30, 2007, 1,732,930 shares of common stock remain available to cover future stock option grants under the Company's stock-based compensation plans, including 1,565,579 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

In accordance with SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), Share-Based Payment, the Company records stock-based compensation expense for the fair value of stock options. Stock-based compensation expense resulting from the adoption of SFAS No. 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units was included in the following captions in the Company's condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Products cost of revenues	$ 182	$ 128	$ 505	$ 398
Services cost of revenues	248	196	696	623
Research and development expense	1,018	1,280	3,415	3,887
Marketing and selling expense	1,092	1,232	3,228	3,765
General and administrative expense	1,448	1,560	4,247	4,583
Total stock-based compensation expense	$3,988	$4,396	$12,091	$13,256

As of September 30, 2007, the Company had $39.6 million of total unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $4.5 million during the remainder of 2007, $14.6 million in 2008, $11.2 million in 2009 and $9.3 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.56 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.63%	4.97%	4.77%	4.89%
Expected volatility	30.0%	34.6%	32.4%	35.5%
Expected life (in years)	4.27	4.29	4.35	4.43
Weighted-average fair value of options granted	$10.49	$13.24	$11.56	$14.61

Based primarily on the Company's historical turnover rates, an annualized estimated forfeiture rate of 6.5% has been used in calculating the estimated compensation cost for the three- and nine-month periods ended September 30, 2007 and 2006. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

The following table summarizes changes in the Company's stock option plans during the nine-month period ended September 30, 2007:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	3,972,043	$38.17

Granted	749,470	$33.75
Exercised	(595,991)	$16.63
Forfeited	(413,611)	$40.52
Canceled	(263,823)	$51.30
Options outstanding at September 30, 2007	3,448,088	$39.67	5.84	$6,884
Options vested at September 30, 2007 or expected to vest	3,312,438	$39.65	5.74	$6,863
Options exercisable at September 30, 2007	2,295,227	$39.61	4.68	$6,604

The aggregate intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006 was approximately $7.7 million and $5.8 million, respectively. Cash received from the exercise of stock options was $9.9 million and $4.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The

Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods ended September 30, 2007 and 2006 due to the full valuation allowance on the Company's U.S. deferred tax assets.

The following tables summarize the changes in the Company's non-vested restricted stock units and non-vested restricted stock during the nine-month period ended September 30, 2007:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	181,619	$47.01

Granted	684,477	$33.85
Vested	(58,164)	$47.01
Forfeited	(128,348)	$38.10
Non-vested at September 30, 2007	679,584	$35.60	3.28	$18,396

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2006	10,618	$48.84

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	(2,000)	$56.72
Non-vested at September 30, 2007	6,463	$47.01	2.43	$175

The Company's Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of September 30, 2007, 260,362 shares remain available for issuance under this plan. Based on the plan design, the Company's Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS No. 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company's board of directors effective May 1, 2007. Under this program, the Company is authorized to repurchase up to $100 million of the Company's common stock through transactions on the open market, in block trades or otherwise. Between May 1, 2007 and May 11, 2007, the Company repurchased 706,001 shares of the Company's common stock for a total purchase price of $23.7 million. The average price per share, including commissions, paid for these shares was $33.55. Subsequent to September 30, 2007, from October 30, 2007 through November 2, 2007, the Company repurchased an additional 103,235 shares of the Company's common stock for a total purchase price of $2.9 million. The average price per share, including commissions, paid for these shares was $28.60. This stock repurchase program is being funded using the Company's working capital.

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

At September 30, 2007 and December 31, 2006, treasury shares held by the Company totaled 1.3 million shares and 1.2 million shares, respectively.

11.	CONTINGENCIES

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216 (the "216 patent"), entitled Iconic Audiovisual Data Editing Environment. The complaint asserted that Avid develops, markets and sells software that infringes one or more claims in the 216 patent. On March 12, 2007, Avid filed an answer, denying infringement and making counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable. On November 8, 2007, the parties reached a final settlement that did not have a material effect on the Company's financial position or results of operations.

On April 10, 2007, Disc Link Corporation filed a complaint against the Company and 25 other defendants in the U.S. District Court, Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574 (the "574 patent"), entitled Information Distribution System. The complaint alleged that Avid manufactures, uses, distributes and/or offers for sale products and/or systems that infringe one or more claims in the 574 patent, or induces and/or contributes to the infringement of the 574 patent by others. On August 7, 2007, the parties reached a final settlement that did not have a material effect on the Company's financial position or results of operations.

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company's Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys' fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17.7 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification and remanded the case for a new damages trial with instructions that would limit the potential award to a sum significantly lower than the amount demanded in the Engelkes’ complaint against Pinnacle. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company's financial position or results of operations.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the lease for the Company's Daly City, California office. In the event of default on this lease, the landlord would, as of September 30,

2007, be eligible to draw against this letter of credit up to a maximum of $0.8 million. The letter of credit will remain in effect in the amount of $0.8 million throughout the remaining lease period, which extends to September 2014. As of September 30, 2007, the Company was not in default under the terms of the lease.

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2007 and December 31, 2006, Avid's maximum recourse exposure totaled approximately $9.2 million and $11.0 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At September 30, 2007 and December 31, 2006, the Company's accrual for estimated losses was $1.1 million and $1.5 million, respectively.

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

The following table sets forth activity for the Company's product warranty accrual (in thousands):

	Nine Months Ended September 30,
	2007	2006
Accrual balance at beginning of period	$6,072	$6,190

Acquired product warranties	—	67
Accruals for product warranties	4,022	3,994
Cost of warranty claims	(4,252)	(4,253)
Accrual balance at end of period	$5,842	$5,998

12.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company's comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(5,853)	$3,593	$(11,832)	$9,638
Net changes in:
Foreign currency translation adjustment	4,006	(446)	6,423	3,300
Unrealized gains (losses) on securities	(22)	98	4	(4)
Total comprehensive income (loss)	$(1,869)	$3,245	$(5,405)	$12,934

13.	SEGMENT INFORMATION

The Company's organizational structure consists of three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2007, the Company revised the methodology it uses to allocate certain general and administrative and shared facility expenses among these segments. This change in methodology was implemented to allow for more consistent allocation of such expenses on a worldwide basis. Accordingly, the corresponding amounts for 2006 have been reclassified to conform to the current allocation method. As a result, for the nine months ended September 30, 2006, operating income for the Professional Video segment increased by $3.1 million, operating income for the Audio segment decreased by $2.6 million and operating loss for the Consumer Video segment increased by $0.5 million. The change in methodology did not affect the Company's consolidated operating results.

The following is a summary of the Company's operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Professional Video:
Net revenues	$118,855	$126,579	$351,844	$361,642
Operating income	9,976	14,711	13,892	33,111

Audio:
Net revenues	$77,320	$74,189	$233,006	$221,199
Operating income	7,797	8,391	21,495	26,481

Consumer Video:
Net revenues	$30,651	$30,465	$86,200	$88,688
Operating loss	(1,877)	(2,625)	(5,210)	(7,006)

Combined Segments:
Net revenues	$226,826	$231,233	$671,050	$671,529
Operating income	15,896	20,477	30,177	52,586

Certain expenses are not considered when evaluating the operating results of the reportable segments and have, therefore, been excluded from the calculation of segment operating income (loss). The following table reconciles operating income (loss) for reportable segments to the total consolidated amounts for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total operating income for reportable segments	$15,896	$20,477	$30,177	$52,586
Unallocated amounts:
Amortization of acquisition-related intangible assets	(7,528)	(9,506)	(23,624)	(27,244)
Stock-based compensation	(3,988)	(4,326)	(12,091)	(13,044)
Restructuring (costs) recoveries, net	(9,094)	1,620	(10,869)	554
Other costs	(350)	—	(1,375)	—
In-process research and development	—	(569)	—	(879)
Consolidated operating income (loss)	$(5,064)	$7,696	$(17,782)	$11,973

14.	RESTRUCTURING COSTS AND ACCRUALS

On July 26, 2007, the Company announced corporate restructuring programs, including programs begun in the second quarter of 2007, that are intended to reduce costs and enable the Company's Professional Video and Consumer Video segments to better serve their respective customers. In connection with these restructurings, the Company intends to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. The restructuring programs include a net reduction in force of approximately 100 employees, reductions in office space at various Company facilities and the Company's exit from the transmission server business. The Company anticipates that it will complete the restructurings by December 31, 2007.

During the quarter ended September 30, 2007, the Company recorded restructuring charges of $9.1 million, of which $8.4 million related to actions taken under the Company's 2007 restructuring programs within the Professional Video and Consumer Video segments, as well as corporate operations. As a result of these actions, approximately 105 employees, primarily from the research and development teams and marketing and selling teams, were notified that their employment would be terminated, and the Company closed portions of facilities in Tewksbury, Massachusetts and Montreal, Canada. The estimated costs for the employee terminations and facilities closures were $4.0 million and $1.5 million, respectively, and $0.1 million was recorded for non-cash fixed asset disposals. Additionally, as a result of the decision to exit the transmission server business, the Company recorded charges of $2.8 million in cost of revenues for the write-down of inventory. The remaining third-quarter restructuring charge of $0.7 million was the result of revised estimates for certain costs related to 2006 and prior restructuring programs.

During the quarter ended June 30, 2007, the Company recorded restructuring charges of $1.5 million, of which $1.3 million related to actions taken under the Company's 2007 restructuring programs within the Professional Video and Consumer Video segments, as well as corporate operations. As a result of these actions, approximately 20 employees, primarily in the marketing and selling and general and administrative teams, were notified that their employment would be terminated, and the Company closed facilities in Munich, Germany and Chicago, Illinois. The estimated costs for the employee terminations were $0.8 million and the costs for the facility closures were $0.5 million.

During the fourth quarter of 2006, the Company implemented restructuring programs within both the Professional Video and Consumer Video segments resulting in restructuring charges of $2.9 million and $0.9 million, respectively. The purpose of both programs was to reduce costs and improve the effectiveness of each segment. As a result of the Professional Video restructuring program, approximately 40 employees worldwide, primarily in the management and selling teams, were notified that their employment would be terminated, and the Company closed an office in Australia. The total estimated costs recorded in 2006 were $2.8 million for the employment terminations and $0.1 million for the facility closure. During the first and second quarters of 2007, the Company recorded revisions to the estimate for this restructuring resulting in additional restructuring charges of $0.2 million. As a result of the Consumer Video restructuring program, approximately 10 employees worldwide, primarily in the selling and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Braunschweig, Germany was vacated. The total estimated costs recorded in 2006 were $0.8 million for the employment terminations and $0.1 million for the facility closure.

Also during the fourth quarter of 2006, the Company sublet a portion of a United Kingdom facility vacated as part of a 1999 restructuring program. This resulted in a lower estimate of the restructuring accrual required for this facility and a recovery of $0.6 million was recorded in the Company's statement of operations during 2006.

During the third quarter of 2006, the lease for the Company's Daly City, California facility was amended and the term of the lease extended through September 2014. Based on the terms of the amendment and the Company's changing facilities requirements, the Company determined that it would re-occupy space in this building that had previously been vacated under a 2002 restructuring program. Accordingly, the $1.5 million restructuring accrual for that facility was reversed during 2006.

In March 2006 the Company implemented a restructuring program within the Consumer Video segment under which the employment of approximately 25 employees worldwide, primarily in the marketing and selling and research and development teams, was terminated. The purpose of this program was to reduce costs and improve the effectiveness of the segment. In connection with this action, the Company recorded a charge of $1.1 million. Payments to these employees were completed during 2006, and approximately $0.1 million remaining in the related restructuring accrual was reversed.

In December 2005 the Company implemented a restructuring program under which the employment of approximately 20 employees worldwide was terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, the Company recorded charges of $0.8 million for employee terminations and $0.5 million for continuing rent obligations on excess space vacated, net of potential sublease income. During the second quarter of 2007, the Company increased its estimate for the restructuring costs for the Montreal facility resulting in a restructuring charge of $0.1 million. The revision was the result of the Company's increased estimate of the time it would take to sublet the vacated space.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These amounts are reflected in the purchase price allocations for each acquisition. Decreases in the cost estimates for such acquisition-related restructuring activities are recorded as adjustments to goodwill indefinitely, while increases in the estimates are recorded as goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses in the Company's statement of operations thereafter. Accordingly, during the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle restructuring and a corresponding restructuring charge in the Company's statement of operations. Similarly, in the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge.

The following table sets forth the activity in the restructuring and other costs accruals for the nine-month period ended September 30, 2007 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2006	$2,433	$1,594	$932	$1,504	$6,463
New restructuring charges – operating expenses	4,884	1,957	—	—	6,841
New restructuring charges – cost of revenues	—	2,797	—	—	2,797
Revisions of estimated liabilities	320	69	(366)	1,208	1,231
Accretion	—	81	—	25	106
Cash payments for employee-related charges	(5,298)	—	(549)	—	(5,847)
Cash payments for facilities, net of sublease income	—	(702)	—	(562)	(1,264)
Non-cash charges	—	(2,906)	—	(53)	(2,959)
Foreign exchange impact on ending balance	62	114	10	49	235
Accrual balance at September 30, 2007	$2,401	$3,004	$27	$2,171	$7,603

The employee-related accruals at September 30, 2007 represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption "accrued expenses and other current liabilities" in the condensed consolidated balance sheet at September 30, 2007.

The facilities-related accruals at September 30, 2007 represent estimated losses on subleases of space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, will extend through 2011 unless the Company is able to negotiate earlier terminations. The non-cash restructuring charges of $2.9 million included in the non-acquisition-related facilities and other activity resulted from the write-down of inventory, related to the Company's decision to exit the transmission server business, and the disposal of fixed assets. Of the total facilities-related accruals, $2.1 million is included in the caption "accrued expenses and other current liabilities" and $3.1 million is included in the caption "long-term liabilities" in the condensed consolidated balance sheet at September 30, 2007.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the Company's fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006 the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF Issue No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies. The Company's policy is to present revenues net of any such taxes.

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

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. These business units are also our reportable segments. The following is an overview of our business units and the markets they serve.

Professional Video.  This business unit offers innovative video- and film-editing systems, as well as 3D and special-effects software, which allow users to manipulate moving pictures and sound in fast, creative and cost-effective ways. Our solutions include integrated workflow and asset management tools and a comprehensive range of services, from product support and training to consultancy and managed services. We market these solutions to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment and documentary programming, and industrial videos, as well as professional character animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, such as the National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation, DirectTV and Comcast networks including E!, Golf Channel and Versus, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

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

Financial Summary

Our revenues for the three months ended September 30, 2007 were $226.8 million, a decrease of 1.9% compared to the same quarter last year. Broken down by business unit, compared to the third quarter last year, Professional Video revenues decreased 6%, Audio revenues increased 4%, primarily due to our July 2006 acquisition of Sibelius, and Consumer Video revenues were up slightly. The revenues of each business unit are discussed in further detail in the section titled "Results of Operations" below.

Year over year for both the three- and nine-month periods ended September 30, 2007, decreases in our revenues, coupled with increased operating expenses, resulted in an overall decline in operating income. To address our increasing operating expenses, we announced restructuring programs in the third quarter of 2007, primarily in our Professional Video and Consumer Video segments, that are meant to improve operational efficiencies and align key business skill sets with future opportunities. In the second and third quarters of 2007, we recorded restructuring charges of $9.7 million related to these programs. We expect to record additional restructuring charges of approximately $1 million in the fourth quarter of 2007.

During the third quarter, we also announced that we have engaged the consulting firm Bain and Company to assist us in evaluating our processes, systems, strategies and culture in order to position ourselves for future growth. Through a collaborative review process, referred to as Avid 20|20, we have identified a number of potential initiatives to focus on operational efficiency and strategic analysis and improvements. Through the third quarter, the costs for this consulting arrangement have been $1.6 million and we expect to incur additional costs of approximately $1.7 million for the remainder of this year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2006 Annual Report on Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies and Estimates." In June 2006 the Financial Standards Accounting Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. As a result of our adoption of FIN 48 on January 1, 2007, our critical accounting policy titled "Income Tax Assets" has been revised as follows.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets as of September 30, 2007 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

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

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires us to accrue interest and penalties as applicable on our unrecognized tax positions. We recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

RESULTS OF OPERATIONS

Net Revenues

Our net revenues are derived mainly from sales of computer-based digital, nonlinear, media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and software maintenance contracts.

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 91,474	40.3%	$ 98,789	42.7%	($7,315)	(7.4%)
Services revenues	27,381	12.1%	27,790	12.0%	(409)	(1.5%)
Total	118,855	52.4%	126,579	54.7%	(7,724)	(6.1%)

Audio:
Product revenues	76,692	33.8%	74,020	32.0%	2,672	3.6%
Services revenues	628	0.3%	169	0.1%	459	271.6%
Total	77,320	34.1%	74,189	32.1%	3,131	4.2%

Consumer Video:
Product revenues	30,651	13.5%	30,465	13.2%	186	0.6%
Total	30,651	13.5%	30,465	13.2%	186	0.6%

Total net revenues:	$226,826	100.0%	$231,233	100.0%	($4,407)	(1.9%)

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$265,943	39.6%	$286,501	42.7%	($20,558)	(7.2%)
Services revenues	85,901	12.8%	75,141	11.2%	10,760	14.3%
Total	351,844	52.4%	361,642	53.9%	(9,798)	(2.7%)

Audio:
Product revenues	231,487	34.5%	220,408	32.8%	11,079	5.0%
Services revenues	1,519	0.2%	791	0.1%	728	92.0%
Total	233,006	34.7%	221,199	32.9%	11,807	5.3%

Consumer Video:
Product revenues	86,200	12.9%	88,688	13.2%	(2,488)	(2.8%)
Total	86,200	12.9%	88,688	13.2%	(2,488)	(2.8%)

Total net revenues:	$671,050	100.0%	$671,529	100.0%	($479)	(0.1%)

The decrease in Professional Video product revenues for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to decreased revenues from our video-editing products. The decrease in Professional Video product revenues for the nine months ended September 30, 2007, compared to the same period in 2006, was also primarily due to decreased revenues from our video-editing products and, to a lesser extent, decreased revenues from our broadcast products. The decrease in product revenues from our video-editing products was associated with Media Composer Adrenaline migration issues that caused longer than expected customer transitions to the latest versions, decreased revenues from our Avid DS and Symphony Nitris product family and a shift in product mix in our Media Composer product family.

In the second quarter of 2006, we introduced a software-only version of Media Composer that has significantly lower average selling prices than the Media Composer Adrenaline product. Although total unit sales for the Media Composer product family increased for the nine-month period ended September 30, 2007 compared to the same period in 2006, the shift in product mix to the software-only version led to a revenues decrease for this product family. The decrease in revenues from our broadcast products for the nine-month period ended September 30, 2007 was primarily the result of weakness in revenues from our transmission server products. In the third quarter of 2007, as part of our restructuring programs, we made a decision to exit our transmission server business because we believe we are best suited to serve our customers by delivering products that integrate with third-party transmission server offerings. We will continue to service and support our transmission server customers after the product is discontinued. The overall decrease in Professional Video product revenues for the nine-month period ended September 30, 2007, compared to the same period in 2006, was partially mitigated by increased revenues from our workgroup tools and, to a lesser extent, our shared-storage systems.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The increase in services revenues for the nine months ended September 30, 2007, as compared to the same period in 2006, was due to increased revenues generated from maintenance contracts sold in connection with our products, as well as increased revenues from professional and installation services, primarily the result of a customer's acceptance of a large broadcast installation during the quarter ended June 30, 2007.

Of the total $2.7 million and $11.1 million increases in Audio product revenues during the three and nine months ended September 30, 2007, approximately $2.3 million and $8.9 million, respectively, related to our acquisition of Sibelius in late July 2006. Audio product revenues for the three- and nine-month periods ended September 30, 2007 also included increased revenues from Digidesign products, including the ICON studio systems, Venue live sound mixing consoles and Pro Tools LE and Pro Tools M-Powered product lines. Revenues from the Pro Tools|HD hardware upgrade business declined from the prior year due to a large number of existing users having upgraded over several years. The increases in

Digidesign product revenues were partially offset by a decrease in M-Audio revenues. While M-Audio’s keyboard and speaker sales increased, audio interface sales and related software sales decreased due to increased competition and delayed M-Audio product introductions.

Consumer Video product revenues were up slightly for the three months ended September 30, 2007 and down $2.5 million for the nine months ended September 30, 2007, compared to the same periods in 2006. In the second quarter of 2006, revenues from our TV-viewing products were relatively high due to the release of new PCTV products in Europe and increased consumer demand due to the 2006 World Cup tournament. In the absence of these revenue drivers, TV-viewing revenues were lower for the nine months ended September 30, 2007 compared to the same period last year. This decrease was partially offset by revenues of our video-editing products, which were up slightly for both 2007 periods as a result of the release of Studio version 11 in May 2007.

Net revenues derived through indirect channels were 72% and 70% of total net revenues, respectively, for the three- and nine-month periods ended September 30, 2007, compared to 70% and 72% of total net revenues, respectively, for the same periods in 2006.

International sales accounted for 57% and 58% of our net revenues, respectively, for the three- and nine-month periods ended September 30, 2007, compared to 56% for both comparable periods in 2006.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 Pinnacle acquisition and, to a lesser extent, other acquisitions we have made since August 2004. Amortization of technology is described further in the "Amortization of Intangible Assets" section below. For the three and nine months ended September 30, 2007, cost of revenues includes a restructuring charge of $2.8 million related to the write-down of inventory resulting from our decision to exit the transmission server business.

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

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 93,397	53.0%	$ 99,202	51.2%	1.8%
Services cost of revenues	16,054	42.7%	13,968	50.0%	(7.3%)
Amortization of intangible assets	4,096	–	6,208	–	–
Restructuring costs	2,797	–	–	–	–
Total	$116,344	48.7%	$119,378	48.4%	0.3%

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$279,100	52.2%	$284,382	52.3%	(0.1%)
Services cost of revenues	49,487	43.4%	41,095	45.9%	(2.5%)
Amortization of intangible assets	13,329	–	16,304	–	–
Restructuring costs	2,797	–	–	–	–
Total	$344,713	48.6%	$341,781	49.1%	(0.5%)

The increase in product gross margin percentage for the three-month period ended September 30, 2007, compared to the same period in 2006, primarily reflected a shift in product mix to increased revenues from higher margin software products and increased sales volumes.

The following factors influenced our product gross margins for the three- and nine-month periods ended September 30, 2007, when compared to the same periods in 2006.

•

Sales resulting from our July 2006 acquisition of Sibelius, which markets and sells higher margin software products, had a positive effect on our Audio segment product gross margins for both the three- and nine-month periods ended September 30, 2007.

•

A shift in product mix to an increased percentage of higher margin video-editing products had a positive effect on our Consumer Video segment product gross margins for both the three- and nine-month periods ended September 30, 2007.

•

During the three months ended June 30, 2007, one large Professional Video broadcast installation had a gross margin that was lower than our usual margin for such deals, due in part to the larger proportion of lower margin third-party products included in the arrangement. While having a positive effect on revenues overall, and for services revenues in particular, this transaction had a negative effect on our Professional Video product gross margin for the nine months ended September 30, 2007.

The decreases in the services gross margin for both the three- and nine-month periods ended September 30, 2007, compared to the same periods in 2006, primarily resulted from increased services personnel and facilities costs.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$36,471	$35,250	$1,221	3.5%

As a percentage of net revenues	16.1%	15.2%	0.9%

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$112,657	$106,363	$6,294	5.9%

As a percentage of net revenues	16.8%	15.8%	1.0%

The increases in research and development expenses for the three- and nine-month periods ended September 30, 2007, compared to the same periods in 2006, were due to higher personnel-related costs, as well as increased hardware development and computer equipment costs. The higher personnel-related costs were primarily the result of our 2006 acquisitions and a decrease in the amount of research and development costs transferred to cost of product revenues in connection with work performed on complex solution sales. The personnel-related costs increased $1.0 million and $3.8 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The increases in personnel-related costs include offsetting effects of some employee terminations resulting from our 2007 restructuring programs. Hardware development and computer equipment costs increased $0.2 million and $1.4 million for the three- and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006, and were primarily the result of increased expenses for the development of high-end video-editing products. The increases in research and development expenses as a percentage of revenues for the three- and nine-month periods were also related to the spending increases noted, as revenues for both comparative periods did not change significantly.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$48,832	$50,641	($1,809)	(3.6%)

As a percentage of net revenues	21.5%	21.9%	(0.4%)

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$157,031	$153,136	$3,895	2.5%

As a percentage of net revenues	23.4%	22.8%	0.6%

The decrease in marketing and selling expenses for the three-month period ended September 30, 2007 was largely due to decreased advertising, tradeshow and other promotional expenses, as well as favorable foreign exchange translations, partially offset by increased personnel-related costs. The decrease in advertising, tradeshow and other promotional expenses was $3.1 million and the increase in personnel-related costs was $2.2 million for the three-month period ended September 30, 2007, compared to the same period in 2006. Also in the third quarter of 2007, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $0.8 million, compared to net foreign exchange losses of $0.4 million in the third quarter of 2006. The increase in marketing and selling expenses for the nine-month period ended September 30, 2007 was largely due to higher personnel-related costs and higher bad debt expense, partially offset by a decrease in advertising, tradeshow and other promotional expenses. The increase in personnel-related costs was $6.4 million and bad debt expenses increased $1.2 million for the nine-month period ended September 30, 2007, compared to the same period in 2006. The decrease in advertising, tradeshow and other promotional expenses was $3.7 million for the nine-month period ended September 30, 2007, compared to the same period in 2006. The increases in personnel-related costs for both the three- and nine-month periods were largely the result of our 2006 acquisitions. The decreases in advertising, tradeshow and other promotional expenses were primarily due to fewer new product introductions in the 2007 periods, compared to same periods in 2006, combined with the results of our cost-reduction initiatives. The increase in bad debt expenses for the nine-month period was the result of favorable adjustments to the allowance for bad debts in the first nine months of 2006, compared to more typical provisions recorded during the first nine months of 2007. The favorable adjustments were recorded in 2006 as a result of improved bad debt experience rates. The changes in marketing and selling expenses as a percentage of revenues for the three- and nine-month periods were also related to these changes in spending, as revenues for both comparative periods did not change significantly.

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

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$20,514	$16,021	$4,493	28.0%

As a percentage of net revenues	9.0%	6.9%	2.1%

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$56,064	$47,011	$9,053	19.3%

As a percentage of net revenues	8.4%	7.0%	1.4%

The increases in general and administrative expenses for the three- and nine-month periods ended September 30, 2007 were due to increased consulting and outside services costs, as well as higher personnel-related costs that resulted primarily from our 2006 acquisitions and executive management severance and bonus compensation paid in the third quarter of 2007. The consulting and outside services costs increased $3.0 million and $4.3 million, respectively, for the three- and nine-month periods ended September 30, 2007, compared to the same periods in 2006, largely as a result of our consulting arrangement with Bain and Company and the increased use of temporary employees for short-term projects. The personnel-related costs increased $2.4 million and $5.4 million, respectively, for the three- and nine-month periods ended September 30, 2007, compared to the same periods in 2006. The increases in general and administrative expenses as a percentage of revenues for the three- and nine-month periods were also related to these spending increases, as revenues for both comparative periods did not change significantly.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology's remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$4,096	$6,208	($2,112)	(34.0%)
Amortization of intangible assets recorded in operating expenses	3,432	3,298	134	4.1%
Total amortization of intangible assets	$7,528	$9,506	($1,978)	(20.8%)

Total amortization of intangible assets as a percentage of net revenues	3.3%	4.1%	(0.8%)

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$13,329	$16,304	($2,975)	(18.2%)
Amortization of intangible assets recorded in operating expenses	10,295	10,940	(645)	(5.9%)
Total amortization of intangible assets	$23,624	$27,244	($3,620)	(13.3%)

Total amortization of intangible assets as a percentage of net revenues	3.5%	4.1%	(0.6%)

The decrease in amortization of intangible assets for both the three- and nine-month periods ended September 30, 2007 was primarily the result of the completion during 2007 of the amortization of certain developed technologies related to our acquisition of Pinnacle in 2005 and the completion during 2006 of the amortization of certain intangible assets related to the acquisition of M-Audio.

Restructuring Costs (Recoveries), Net

During 2007 we implemented restructuring programs within our Professional Video and Consumer Video segments, as well as corporate operations, that resulted in restructuring charges of $1.3 million and $8.4 million, respectively, in the second and third quarters. In connection with these actions, we notified approximately 125 employees, 20 in the second quarter and 105 in the third quarter, that their employment would be terminated. The terminated employees were primarily from the research and development teams and marketing and selling teams. As part of these restructuring programs, we expect to add approximately 25 new employees with skill sets, or at locations, that better fit our future plans. Actions under these programs also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts and Montreal, Canada, and our exit from the transmission server business. The charges for the estimated costs for the employee terminations totaled $4.0 million and $0.8 million, respectively, for the three-month periods ended September 30 and June 30, 2007, and the costs for the facility closures totaled $1.5 million and $0.5 million, respectively, for the same periods. These programs also include the closure of a portion of our facility in Mountain View, California, which is expected to take place in the fourth quarter of 2007. We expect to complete the restructuring programs by December 31, 2007 with additional fourth-quarter restructuring charges of approximately $1 million for additional facility closures. As a result of exiting the transmission server business, in the third quarter we recorded charges totaling $2.8 million in cost of revenues for the write-down of inventory. The purpose of these restructuring programs is to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. We expect annual cost savings of between $10 million and $12 million to result from actions taken under these restructuring programs.

Also during the third quarter of 2007, we recorded restructuring charges totaling $0.7 million as a result of our increased estimate for the restructuring costs related to our Pinnacle acquisition. The revision was primarily the result of an increase in the estimated costs for the closure of a facility in Uxbridge, England, based on our conclusion that we will be unable to find a subtenant at any time during the remaining term of our lease for that facility.

During the second quarter of 2007, we recorded restructuring charges totaling $0.1 million as a result of our increased estimate for the restructuring costs for the vacated portion of our Montreal facility, which was part of a restructuring that took place in December 2005. The revision was the result of our increased estimate of the time it will take to find a subtenant for the vacated space.

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

During the three months ended September 30, 2006, we reached an agreement with the landlord of our Daly City, California facility and executed an amendment to the existing lease for that office space which extended the lease through September 2014. Based on the new terms of the amended lease and our changing facilities requirements, we have determined that we will re-occupy the space in this facility that had previously been vacated under a restructuring program. Accordingly, the existing $1.5 million restructuring accrual for that facility was reversed during the three months ended September 30, 2006.

In-Process Research and Development

We recorded in-process research and development, or R&D, charges of $0.5 million during the third quarter of 2006 related to the acquisition of Sibelius, and $0.3 million during the first quarter of 2006 related to the acquisition of Medea. These in-process R&D charges represent product development efforts that were underway at Sibelius and Medea at the time of the respective acquisitions for which technological feasibility had not yet been established. Technological feasibility is established when either detailed program design has been completed, documented and traced to product specifications and high-risk development issues have been resolved, or a working model of the product has been finished and determined to be complete and consistent with the product design. As of the acquisition dates, Sibelius and Medea had not completed product designs or working models for the in-process technologies, and we determined that the in-process technologies had no future alternative use beyond the stated purposes of the specific R&D projects. Therefore, the fair values of the in-process R&D efforts were expensed at the time of the respective acquisitions.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$1,980	$1,832	$148	8.1%

As a percentage of net revenues	0.9%	0.8%	0.1%

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$5,898	$5,683	$215	3.8%

As a percentage of net revenues	0.9%	0.8%	0.1%

The increase in other income and expense for the three months ended September 30, 2007 was primarily the result of increased interest income earned on higher average cash and marketable securities balances. Cash and marketable securities balances were lower in the quarter ended September 30, 2006 as a result of $50.0 million in cash used to repurchase 1.4 million shares of our common stock during the third quarter of 2006.

The increase in other income and expense for the nine months ended September 30, 2007 was primarily due to a $0.2 million loss recorded for an unconsolidated company in the second quarter of 2006 with no corresponding income or loss recorded during the first nine months of 2007.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for income taxes, net	$2,769	$5,935	($3,166)

As a percentage of net revenues	1.2%	2.6%	(1.4%)

	Nine Months Ended September 30, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for (benefit from) income taxes, net	($52)	$8,018	($8,070)

As a percentage of net revenues	(0.0%)	1.2%	(1.2%)

Our effective tax rate, which is our tax provision (benefit) as a percentage of income (loss) before income taxes, was 0.4%, representing a tax benefit, for the nine-month period ended September 30, 2007. Our effective tax rate was 45.4%, representing a tax provision, for the nine-month period ended September 30, 2006. The decrease in the effective tax rate resulted primarily from (1) a discrete tax benefit of $3.0 million resulting from the favorable settlement of a Canadian research and development credit audit, (2) a discrete tax benefit resulting from the release of a deferred tax liability in our German entity and (3) our inability to recognize a tax benefit on U.S. losses.

Excluding the impact of our valuation allowance, our effective tax rate would have been 0.6% and 49.0%, respectively, for the nine-month periods ended September 30, 2007 and 2006. These rates differ from the federal statutory rate of 35% due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, and the net benefits recorded for discrete tax items as discussed above.

No adjustment in the liability for unrecognized income tax benefits resulted from our adoption of FIN 48 on January 1, 2007. At the adoption date, we had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect our effective tax rate if recognized.

In March 2007 a Canadian research and development tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, we recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefit for the nine-month period ended September 30, 2007. As of September 30, 2007, our unrecognized tax benefits totaled $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of September 30, 2007, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $197.2 million.

Net cash provided by operating activities was $59.0 million for the nine months ended September 30, 2007, compared to $22.7 million for the same period in 2006. For the nine months ended September 30, 2007, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in inventory and an increase in deferred revenue. For the nine months ended September 30, 2006, net cash provided by operating activities primarily reflected net income adjusted for depreciation and amortization and stock-based compensation, partially offset by an increase in inventories and a decrease in accrued expenses.

Accounts receivable increased by $1.8 million to $140.4 million at September 30, 2007 from $138.6 million at December 31, 2006. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable increased from 52 days at December 31, 2006 to 56 days at September 30, 2007. The increase in days sales outstanding was due in part to the relative proportion of solution sales in each period, which was higher in the quarter ended December 31, 2006 than in the quarter ended September 30, 2007. These sales are typically paid prior to recognition and therefore lower our days sales outstanding in the period when revenue is recognized. To a lesser extent, the increase in days sales outstanding was due to a slight increase in the average collection period for all customer types.

At September 30, 2007 and December 31, 2006, we held inventory in the amounts of $133.7 million and $144.2 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. The decrease of approximately $10.5 million resulted from a reduction in our stockroom inventory, including the write-down of inventory related to our decision to exit the transmission server business, partially offset by an increase in inventory at customer locations. We expect our net inventory balance to decline further during the rest of this year. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow provided by investing activities was $12.2 million for the nine months ended September 30, 2007, compared to $29.7 million used in investing activities for the same period in 2006. The net cash flow provided by investing activities for the nine months ended September 30, 2007 primarily reflected net proceeds of $34.4 million resulting from the timing of the sale and purchase of marketable securities, partially offset by $20.3 million for the purchase of property and equipment. The net cash flow used in investing activities for the nine months ended September 30, 2006 was the result of $43.4 million in cash for acquisitions and $14.7 million for property and equipment purchases, partially offset by net proceeds of $29.2 million resulting from the timing of the sale and purchase of marketable securities. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the nine months ended September 30, 2007, cash used in financing activities was $13.6 million, compared to $44.4 million for the first nine months of 2006. The cash used in financing activities in 2007 is primarily the result of $23.7 million used for our stock repurchase program in the second quarter of 2007, partially offset by proceeds from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. The stock repurchase program was approved by our board of directors effective May 1, 2007. Under this program, we are authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. During the second quarter of 2007, we repurchased 706,001 shares of common stock under the program at an average price per share, including commissions, of $33.55. As of September 30, 2007, $76.3 million remained authorized for future stock repurchases under the program. Subsequent to September 30, 2007, we repurchased an additional 103,235 shares at an average price per share, including commissions, of $28.60, leaving $73.4 million authorized for future stock repurchases under the program. The stock repurchase program is being funded through working capital. The cash used in financing activities in 2006 was primarily the result of $50.0 million used to repurchase 1,432,327 shares of our common stock under a stock repurchase program approved and completed in the third quarter of 2006, partially offset by proceeds from the issuance of stock related to the exercise of stock options and our employee stock purchase plan.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded severance obligations of $0.7 million and $0.5 million for lease termination costs. As of September 30, 2007, we had future cash obligations of approximately $1.5 million under leases for which we had vacated the underlying facilities and restructuring accruals of $2.2 million related to acquisition-related lease obligations. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010.

In connection with non-acquisition-related restructuring activities during 2007 and prior periods, as of September 30, 2007, we had restructuring accruals of $3.0 million and $2.4 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $8.6 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations. The severance payments will be made during the next 12 months. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the Condensed Consolidated Financial

Statements in Item 1 of this report for the restructuring costs accrual activity for the nine months ended September 30, 2007.

On July 26, 2007, we announced corporate restructuring programs that are intended to reduce costs and enable our Professional Video and Consumer Video business units to better serve their respective customers. In connection with the restructurings, we intend to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. The restructuring programs include a net reduction in force of approximately 100 employees; reductions in office space at our facilities in Tewksbury, Massachusetts; Mountain View, California; Montreal, Canada; Munich, Germany; and Chicago, Illinois; and our exit from the transmission server business. During the second and third quarters of 2007, restructuring charges of $9.7 million were recorded that were related to these activities. With the exception of non-cash expenses of $2.9 million for the write-down of inventory and the disposal of fixed assets, these charges represented cash expenditures. We expect to record additional restructuring charges of approximately $1 million in the fourth quarter of 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 15 to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

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

At September 30, 2007, we had foreign currency forward contracts outstanding with an aggregate notional value of $52.6 million, denominated in the euro, British pound, Canadian dollar and Japanese yen, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances. For the nine months ended September 30, 2007, net losses of $1.2 million resulting from forward contracts were included in results of operations, offset by $1.7 million of net transaction and remeasurement gains on the related assets and liabilities.

As of September 30, 2007, we also had a foreign currency forward contract with a notional value of $24.4 million to hedge our net investment in our Canadian subsidiary. At September 30, 2007, the fair value of this forward contract was

($1.6) million. The currency effect of the net investment hedge is deemed effective and is, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Interest effects of this hedge are reported in interest income. The contract for this net investment hedge ended on October 1, 2007, and we have no plans to continue this hedging program.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2007, we held $197.2 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as "available for sale" and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 16, 2006, Trevor Blumenau filed a complaint against us in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216, or the 216 patent, entitled Iconic Audiovisual Data Editing Environment. The complaint asserted that we develop, market and sell software that infringes one or more claims in the 216 patent. On March 12, 2007, we filed our answer, denying infringement and making counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable. On November 8, 2007, the parties reached a final settlement that did not have a material effect on our financial position or results of operations.

On April 10, 2007, Disc Link Corporation filed a complaint against us and 25 other defendants in the U.S. District Court, Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574, or the 574 patent, entitled Information Distribution System. The complaint alleged that we manufacture, use, distribute and/or offer for sale products and/or systems that infringe one or more claims in the 574 patent, or induce and/or contribute to the infringement of the 574 patent by others. On August 7, 2007, the parties reached a final settlement that did not have a material effect on our financial position or results of operations.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

During the three months ended September 30, 2007, there were no material changes to the risk factors that were disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	EXHIBITS

*10.1	Form of Incentive Stock Option Grant Terms and Conditions.

#10.2	Separation Agreement, dated as of July 15, 2007, between David A. Krall and the Company (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on July 19, 2007).

*#10.3	Executive Employment Agreement between the Company and Gregory A. Estes, dated as of July 18, 2007.

*#10.4	Change-in-Control Agreement between the Company and Gregory A. Estes, dated as of July 18, 2007.

*#10.5	Executive Employment Agreement between the Company and Joel Legon, dated as of July 19, 2007.

*#10.6	Change-in-Control Agreement between the Company and Joel Legon, dated as of July 19, 2007.

*#10.7	Executive Employment Agreement between the Company and Gregory A. Munster, dated as of August 3, 2007.

*#10.8	Change-in-Control Agreement between the Company and Gregory A. Munster, dated as of August 3, 2007.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	By:	/s/ Joel E. Legon
Joel E. Legon Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*10.1	Form of Incentive Stock Option Grant Terms and Conditions.

#10.2	Separation Agreement, dated as of July 15, 2007, between David A. Krall and the Company (incorporated by reference to our Current Report on Form 8-K as filed with the Commission on July 19, 2007).

*#10.3	Executive Employment Agreement between the Company and Gregory A. Estes, dated as of July 18, 2007.

*#10.4	Change-in-Control Agreement between the Company and Gregory A. Estes, dated as of July 18, 2007.

*#10.5	Executive Employment Agreement between the Company and Joel Legon, dated as of July 19, 2007.

*#10.6	Change-in-Control Agreement between the Company and Joel Legon, dated as of July 19, 2007.

*#10.7	Executive Employment Agreement between the Company and Gregory A. Munster, dated as of August 3, 2007.

*#10.8	Change-in-Control Agreement between the Company and Gregory A. Munster, dated as of August 3, 2007.

*31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________

* Documents filed herewith

# Management contract or compensatory plan