Form 10-K
period 2007-12-31
AVID TECHNOLOGY INC
filed 2008-02-29
CIK 896841

 V

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(978) 640-6789

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Exchange on which registered NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,433,896,005 based on the closing price of the Common Stock on the NASDAQ National Market on June 29, 2007.  The number of shares outstanding of the registrant’s Common Stock as of February 27, 2008 was 37,959,750.

Documents Incorporated by Reference

Document Description Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders	10-K Part III

AVID TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products empower users, from the home hobbyist to film studios and media-production companies, to realize their creative vision, whether they aspire to edit blockbuster feature films, write and record hit songs, or design animated characters for games or movies. Our technology also improves customer workflows by enabling collaboration, streamlining processes and securely managing digital assets and allows users to distribute media over multiple platforms, including airwaves, cable and the Internet.

In order to serve the needs of our customers, we are organized into strategic business units that reflect the principal markets into which our products are sold: Professional Video, Audio and Consumer Video. These business units also reflect our reportable segments and collectively encompass seven brands: Avid Video, Digidesign, M-Audio, Pinnacle, Sibelius, Softimage and Sundance Digital. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three years, see our consolidated financial statements included in this annual report of Form 10-K, including Note O thereto. The following is an overview of the business units and the markets they serve.

Professional Video.  This business unit offers innovative solutions including video- and film-editing systems, integrated storage, workflow and asset management tools, 3D and special-effects software and a comprehensive range of services, from product support and training to consultancy and managed services. We market these solutions under the brand names Avid Video, Softimage and Sundance Digital to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment programs, documentaries and industrial videos, as well as professional animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, such as the National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation, DirectTV and Comcast networks including E!, the Golf Channel and Versus, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

Audio.  Under the Digidesign, M-Audio and Sibelius brand names, this business unit offers solutions for audio creation, mixing, post-production, collaboration, distribution and scoring to a range of users from home studio novices to award-winning, multi-platinum recording artists. We also sell our solutions to professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, “new media” production studios (for example, creators of DVD and web content), performance venues, corporations, governmental entities and educational institutions. Customers use our audio products and solutions for a wide variety of tasks in both studio and live environments, including recording, editing, mixing, processing, mastering, composing and performing.

Consumer Video.  This business unit markets, under the Pinnacle brand name, video-editing and digital lifestyle products to the home user who wants to create, edit, share, publish and view video content easily, creatively and effectively. This segment's two vertical markets consist of home video editing and TV-over-PC viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions. Our home video-editing solutions are used by more than 10 million customers who want to edit, enhance and preserve their videos and share those videos on DVD or over the Internet. The TV-over-PC viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer. With the emergence of digital television, we are now selling approximately one million TV-over-PC viewing solutions a year.

STRATEGY

Our strategy consists of four key elements: deliver best-of-breed products; deliver an integrated workflow for customers with multiple systems; support open standards for media; and deliver excellent customer service.

Deliver Best-of-Breed Products to Content Creators for Stand-Alone or Integrated Use.

We focus on markets where media is digitally created, edited, stored, managed and distributed. Each of our business units develops best-of-breed products for stand-alone or integrated use. These products fall into three main categories:

•

Content Creation – products used for making media, including our professional and consumer video- and audio-editing tools, compositing and graphics systems, animation solutions and audio-mixing consoles.

•

Content Management and Storage – products used for storing, sharing, managing, searching, archiving, encoding or transcoding digital media files, as well as systems used for automating production tasks.

•	Content Distribution – products that enable users to move digital media files over terrestrial, satellite and cable broadcast networks, as well as LAN, WAN and wireless networks.

Achieving best-in-breed status requires staying ahead of the market. To support our strategy and enable our company and customers to benefit from important industry trends, including the move to HD television production, the switch to all-digital broadcast production, the growth of home audio studios, the move to digital audio mixing in both studio and live environments, and the growth of consumer video editing and consumption, we continue to focus on strategically enhancing and broadening our product offerings either through internal development or acquisitions.

Deliver an Integrated Workflow for Customers Who Work with Multiple Systems or within Multiple-Media Disciplines.

We continue to invest significant resources to enhance the interoperability of our broad array of products and are committed to delivering integrated solutions. For example, our Avid Unity ISIS network-based collaborative workgroups enable many of our Professional Video and Audio products to connect to one another to seamlessly share storage and metadata. Powered by Interplay, this collaborative production environment promotes the sharing of media-production assets and information about the media, or metadata, in a seamless workflow that encompasses all the disciplines in content creation – acquisition, editing, image manipulation, graphics, audio, mastering, encoding and distribution. An Avid Unity for News solution can facilitate all the tasks required to create news stories for broadcast by leveraging the aggregate power of our tools. The entire process, including capturing news feeds; managing scripts and sound tracks; editing video, audio and graphics; delivering the finished product to a video server for playback; automated repurposing of the story for web distribution; and streaming the repurposed content to the consumer, can be accomplished seamlessly by an array of our products working together, connected in an Avid Unity workgroup.

Support Open Standards for Media, Metadata and Application Programming Interfaces (APIs).

Because collaboration and interoperability are important to our customers, we seek to design all of our products so that they support a variety of established industry-wide standards, including computer platforms, operating systems, networking protocols, data compression and digital media handling formats. We are a leader in defining and developing industry standards, including Advanced Authoring Format, or AAF, a multimedia file format that enables content creators to exchange digital media and metadata across platforms and between systems and applications. AAF saves time, simplifies project management and preserves valuable metadata. We also offer a patented high-definition, or HD, encoding format, known as Avid DNxHD, which is the first codec compliant with the new SMPTE (Society of Motion Picture and Television Engineers) VC-3 standard. DNxHD enables customers to transfer and store HD content with the same storage bandwidth and capacity requirements as uncompressed standard-definition, or SD, files. Although the size of Avid DNxHD files is similar to SD files, the quality of the original HD image is preserved. The source code for Avid DNxHD technology is licensable free-of-charge on our website, for users to compile, without modifications, on any platform. We also license Avid DNxHD for a fee to parties who enhance and distribute the source code as part of their products. Our workflow solutions also interchange data with external systems by supporting a comprehensive set of application programming interfaces, or APIs, including the Avid Interplay Web Services interface.

Deliver Excellent Customer Service, Support and Training.

In order to succeed, we must provide experienced, accessible and knowledgeable customer service. We strive to create a culture at Avid that encourages every employee to focus on providing exceptional customer service. We seek to train our service personnel on a broad range of applications, operating systems and storage and networking solutions to enable them to meet our customers' diverse needs and requirements. Our staff of consultants and technicians provides media industry professional and installation services, as well as technical support, and we offer technical training throughout the world through a network of experienced educational specialists. In addition, we train our global resellers to deliver application and hardware support directly to end users.

To help us achieve our strategic goals, we have over the past several years acquired many companies:

•	Medea Corporation, Sibelius Software Limited, and Sundance Digital, Inc. in 2006;

•	Pinnacle Systems Inc. and Wizoo Sound Design GmbH in 2005; and

•	Midiman, Inc., d/b/a M-Audio, in 2004.

PRODUCTS

The following section describes the core products within each of our business units, which are also our reportable segments. Information about our reportable segments, including total revenues, operating income and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Footnote O to our Consolidated Financial Statements in Item 8.

PROFESSIONAL VIDEO

Our Professional Video segment markets products under the Avid Video, Softimage and Sundance Digital brand names. The product categories discussed below may include products marketed under more than one brand.

Video and Film Editing and Finishing

Media Composer Family

This group of digital nonlinear editing products includes Media Composer with Avid Mojo SDI and Media Composer Adrenaline systems, as well as Media Composer software. These products are widely used during the “offline” editing stage in the creation of prime-time television programs, commercials and films, during which editors assemble storylines by cutting different scenes together in sequential order. This product family accounted for approximately 8%, 9% and 12% of our consolidated net revenues in 2007, 2006 and 2005, respectively.

Avid Xpress Family

The Avid Xpress family is made up of portable software-based editing systems that run on Macintosh and Windows computers and includes the Avid Xpress Pro and Avid Xpress Studio systems. All Avid Xpress Pro solutions can be enhanced with Avid Mojo or Avid Mojo SDI hardware accelerators to perform the compression and decompression of video signals, as well as other tasks, freeing up host-computer processing for other video operations. The Avid Xpress family is designed to meet the needs of independent media professionals, video and film educators, Internet video developers and others involved with video and multimedia production.

Avid DS and Symphony Nitris Family

Many professionals who use our Media Composer products to create feature films, television programs, commercials and music videos also use the Avid Symphony Nitris, Avid DS Nitris and Avid DS Assist systems during the “online” or “finishing” stage, during which editors and specialists work with high resolution media files to augment the storyline with graphics, special effects, colorgrading and other sophisticated visual enhancements. These real-time, uncompressed HD and SD solutions provide an environment for high-quality finishing and mastering.

Storage & Workgroups

Avid Unity Media Network Family

Our shared media networks offer collaborative workflows that support a wide range of digital video SD and HD formats, including the Avid DNxHD format. This product line includes the enterprise level Avid Unity ISIS (Infinitely Scalable Intelligent Storage) system, which provides high scalability and availability based on industry-standard gigabit ethernet networking; the 4-gigabit fibre channel-based Avid Unity MediaNetwork for high performance in facility-class environments; and the Avid Unity LANshare system for smaller broadcast operations and post-production customers. This product family accounted for approximately 10% of our consolidated net revenues in each of 2007, 2006 and 2005.

Avid Interplay Family

Avid Interplay workgroup tools bring together creative, production and business processes by fusing integrated asset management, workflow automation and security control into a single system that delivers a business-wide workflow for post-production and broadcast settings of any size. The flexible set of Avid Interplay components and services paired with the Avid Interplay nonlinear workflow engine streamline collaboration by automating complex workflow processes so that users can focus on creating compelling content rather than spending time to manually address labor-intensive production tasks.

Broadcast

Avid production, newsroom, on-air graphics, play-to-air and automation device control solutions are designed to help broadcasters accelerate the production process; research, create, manage and deliver television news programs; develop and deliver real-time graphics for broadcast television; and manage, control and play back television programming.

3D Graphics and Animation

Our Softimage character and face animation solutions meet the needs of the most demanding 3D production environments, including next-generation, 3D game pipelines and state-of-the-art VFX and film studios. The Softimage Alienbrain Studio software is a multi-user file and asset management solution that allows 3D professionals to import, manage and share any kind of file, monitor the health of their database systems and control access in a collaborative environment, facilitating improved productivity for game creation and other complex workflows.

Support, Service, Training & Consulting

Avid Support is our maintenance support offering for our Professional Video products. Avid Support provides software and application support to meet the product maintenance needs of our customers, including isolating hardware issues, resolving software issues, providing software upgrades and generally helping our customers utilize their applications fully. In addition to Avid Support, we provide installation services for our products and media-industry consulting services for the planning, integration and operation of our customers systems. We also offer a variety of training programs at sites around the globe and over the Internet.

AUDIO

Our Audio segment markets products under the Digidesign, M-Audio and Sibelius brand names. The product categories discussed below may include products marketed under more than one brand.

Professional Audio

Pro Tools Digital Audio Workstation

Pro Tools is a multi-track, non-linear digital audio workstation comprising a variety of hardware options and bundled software that runs on Macintosh and Windows platforms. Pro Tools workstations provide solutions for the entire audio production process, including recording, editing, signal processing, sound synthesis, integrated surround mixing and mastering, and reference video playback. Pro Tools users work in the professional or aspiring professional music, film, television, radio, multimedia, DVD and Internet production markets. Pro Tools systems support a rich third-party development environment, with more than 100 development partners providing a variety of additional software and hardware add-on options.

Digidesign Pro Tools systems are offered in a variety of price points and configurations, ranging from Pro Tools|HD systems for professional music and post-production environments, to the affordable Mbox 2 and 003 product families for home production studios. The hardware offerings of these product lines are typically bundled with industry-standard Pro Tools software, but can also run third-party software applications. Customers can choose to use Pro Tools with a wide range of audio peripherals, including a variety of mixing control surfaces such as our newly introduced C|24 or those from our ICON family, and our post-production Pro Tools customers can choose a qualified Avid Video peripheral to provide reference video recording and playback.

The Pro Tools product family accounted for approximately 15%, 15% and 18% of our consolidated net revenues in 2007, 2006 and 2005, respectively.

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

Live Sound

VENUE Mixing Consoles

The VENUE product family includes products for mixing sound at live concert and theater performances, and other public address events. VENUE systems can be interconnected with Pro Tools systems to make live recordings. They also offer the ability to run Digidesign and third-party signal and effects processing software plug-ins. In keeping with our strategy of delivering superior integration, we continued to extend the hardware interface options and software capabilities of this product line in 2007. A VENUE console was used by four of the top eight highest-grossing concert tours in North America during 2007.

Aspiring Professional and Home Studio Audio

We offer a number of product lines specifically designed to meet the price-sensitive needs of a range of aspiring music industry users, including the home hobbyist with a personal home studio and the up-and-coming professional. Our Digidesign Pro Tools LE family of audio interfaces and M-Audio family of digital audio and ancillary hardware and software solutions enable electronic musicians and home enthusiasts to manage the production of their own material from creation and recording to the editing, processing and mixing required to produce the final result.

Audio Interfaces

Our M-Audio interfaces dovetail with the Digidesign Pro Tools LE product line, allowing users to get high-quality sound in and out of a computer at affordable prices. Users can create audio recordings on their personal computers using optional Pro Tools M-Powered software or with third-party software. We continued to expand the software and interface capabilities of this product family in 2007, including the addition of compatibility with newer technologies such as USB 2.0.

Keyboards

Our M-Audio USB, FireWire and wireless keyboards allow users to send MIDI messages directly to a personal computer, access sound-creation software and control a variety of other musical functions without the need for additional MIDI interface peripherals. A line of M-Audio sound-producing keyboards was introduced during 2007. This line includes the KeyStudio 49i, a combination controller, audio interface and digital piano.

Speakers, Microphones, Mixers and Add-On Software

We offer a variety of in-ear reference earphone monitors and self-powered monitor speakers that provide stereo or multi-channel surround monitoring aimed at the recording studio, home music hobbyist, personal computer, gaming and home-theater markets. Under the M-Audio brand name, we also offer condenser and dynamic microphones and the recently introduced the NRV10, a desktop analog mixing console with built-in audio interface capability. We also distribute a selection of third-party software product lines that allow customers to purchase complete home recording packages from a single supplier.

Notation Products

Our Sibelius software allows written musical scores to be created, edited and published electronically and is used by composers, arrangers and other media professionals. We also offer student versions of the Sibelius notation software to assist in the teaching of music composition and score writing.

CONSUMER VIDEO

Our Consumer Video segment markets products under the Pinnacle brand name.

Home Video-Editing and Capture Products

Our consumer video-editing and capture products offer a wide range of features that streamline the three-step “capture, enhance and share” process. For example, consumers can drag and drop clips to create video sequences in the order they desire, insert transitions between scenes, and add simple graphics, titles, music or narration to their personal productions.

Video-Capture Products

Our consumer video-capture products include a wide range of hardware-based solutions that enable consumers to capture analog video from VHS or camcorder tapes, live TV signals or any other analog source and turn it into a variety of digital formats for archiving or editing. Our Pinnacle Studio and Dazzle video capture solutions are available for either Windows or Macintosh users. We also offer Pinnacle Video Transfer, a stand-alone device that does not require a computer in order to capture video from any analog video source and transfer content to a mobile video player (such as an iPod), a hard drive or a flash memory stick.

Pinnacle Software Products

Our Pinnacle software offerings consist of nonlinear video-editing software products that run on the Windows operating system. Our Pinnacle Studio editing line is available in three configurations, Pinnacle Studio, Pinnacle Studio Plus and Pinnacle Studio Ultimate. Pinnacle Studio is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends. Pinnacle Studio Plus and Pinnacle Studio Ultimate are intended for advanced video enthusiasts who require additional power, control and quality to create more professional looking results by offering additional features such as HD editing and HD output to disc. Pinnacle Studio products are available as stand-alone software products or bundled with a variety of video input/output hardware. Our recently announced VideoSpin editing product is available by free download and allows users to easily create movies in minutes simply by dragging and dropping videos, pictures and music from their personal computer hard drive onto a timeline and adding transitions and titles as they wish.

TV-Over-PC Viewing Products

Our TV-over-PC viewing products allow Windows or Macintosh users to view television programming on their computers wherever and whenever they choose. A television program can be viewed or recorded on its own using the Pinnacle TV Center software or in conjunction with applications such as Windows Media Center. The Pinnacle PCTV line, available for HD format in certain markets, consists of a family of USB sticks with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users.

SALES AND SERVICE CHANNELS

We market and sell our products through a combination of direct and indirect sales channels, including a network of more than 3,000 independent distributors, value-added resellers and dealers. Our direct sales channel consists of internal sales representatives serving select customers and markets, as well as our Internet sales programs.

We have significant international operations with offices in 23 countries around the world. We believe this geographic diversity allows us to draw on business and technical expertise from a global workforce and provides stability to our operations and revenue streams to offset regional economic trends. Revenues from our international operations accounted for 58%, 57% and 57% of our total net revenues for 2007, 2006 and 2005, respectively.

We generally ship our products shortly after the receipt of an order, which is typical for our industry. Historically, a high percentage of our revenues has been generated in the third month of each fiscal quarter and is concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and have not been recognized as revenue. Backlog that may exist at the end of any quarter is not a reliable indicator of future sales levels.

We have historically experienced increased sales for our consumer products in the fourth quarter due to holiday season demand. This historical pattern may not be a reliable indicator of future sales levels.

We provide customer service and support directly through regional telephone support centers and major-market field service representatives and indirectly through strategically located dealers, value-added resellers and authorized third-party service providers. Depending on the product, customers may choose from a variety of support offerings, including telephone support, quick-response on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition, we offer media-industry consultation and installation services. We also offer customer training, which is available directly from us or through certified Avid training centers around the world. Revenues from service and support offerings represented 13%, 11% and 11% of our consolidated net revenues in 2007, 2006 and 2005, respectively.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on independent contractors to manufacture some of our products and certain components and subassemblies, in each case to our specifications, both in the United States and overseas. Our products undergo testing and quality assurance at the final assembly stage. We depend on a number of sole source vendors for certain key hardware components of our products. For the risks associated with our reliance upon certain vendors, see Item 1A “Risk Factors.”

Our manufacturing facilities are located in: Tewksbury, Massachusetts; Dublin, Ireland; Menlo Park, California; Mountain View, California; and Irwindale, California. We also contract with third-party manufacturing facilities in the United States and overseas for the manufacture of some of our products and certain component parts.

Avid Green Initiative

In order to comply with environmental directives, such as those recently adopted or currently proposed in the European Union, China, Japan, Korea and various states within the United States, we must provide for the recycling of our products and removal of specific toxic substances that may be found in our products sold in these jurisdictions. During 2007 we began and made significant progress with our “Avid Green Initiative,” including hiring a corporate environmental officer. This officer initially focused on the Waste Electrical and Electronic Equipment Directive, or WEEE, and Restriction of the use of certain Hazardous Substances in electrical and electronic equipment, or RoHS, compliance initiatives. We have also begun work on a “Design for Environment” program, which incorporates environmental considerations into products from initial concept to end-of-life. In addition, we expect to finalize in 2008 a Corporate Environment Management System and Environmental Policy Statement, which will ensure that we as an organization incorporate conservation, energy management, waste management and other environmental concerns into our business process.

In 2007 and 2006, we incurred costs of approximately $0.6 million and $3.3 million, respectively, to comply with the various environmental regulations, including WEEE and RoHS. In 2005 the expense for such compliance was immaterial. The environmental compliance costs were significantly higher in 2006 as a result of the initial costs of complying with WEEE and RoHS, both of which went into effect in that year. We expect our 2008 environmental compliance costs to remain approximately the same as the 2007 costs. However, because these regulations are new and some jurisdictions have not yet finalized their implementation rules, it is difficult to predict the exact cost of compliance for 2008 and beyond, and the actual amount is subject to change. Any amounts spent for compliance will result in decreased earnings, but are required in order to allow us to continue selling our products in these jurisdictions.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. As of December 31, 2007, we held 246 U.S. patents, with expiration dates through 2024, and had 89 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Media Composer, NewsCutter, Digidesign, Pro Tools, M-Audio, Softimage, XSI, Sibelius and Pinnacle Systems. Although we believe ownership of our patents, copyrights, trademarks, service marks and trade secrets is an important factor in our business, our success relies primarily on the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain copy-protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as well as for the software industry in general. This problem is particularly acute in international markets. We participate in an anti-piracy program through the Business Software Alliance, or BSA, an external association of software vendors.

RESEARCH AND DEVELOPMENT

We are known as a pioneer and innovator in the media industry with research and development, or R&D, centers across North America and Europe. Our R&D expenditures for 2007, 2006 and 2005 were $150.7 million, $141.4 million and $111.3 million, respectively.

Our R&D efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. We are committed to delivering best-in-class video, film, 3D animation and audio editing systems to meet the needs of professionals in the television, film, music, broadcast production and industrial post-production markets, and the needs of end-users in the educational, consumer and corporate markets. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. Our systems are designed to include technology for encoding and streaming media over the Internet.

Our R&D operations are located in: Tewksbury, Massachusetts; Daly City, California; Mountain View, California; Irwindale, California; Madison, Wisconsin; Rochelle Park, New Jersey; Dallas, Texas; Braunschweig, Germany; Munich, Germany; Montreal, Canada; Edmonton, Canada; and London, England. We also employ independent contractors in the United States and abroad for R&D activities.

COMPETITION

The markets for our products are highly competitive and subject to rapid change. Our competition is fragmented, with a large number of competitors providing different types of products to different markets.

PROFESSIONAL VIDEO

Video and Film Editing and Finishing

In the TV, video and film post-production markets, we compete primarily with vendors that offer similar digital editing and effects products based on standard computer platforms. These competitors include Apple Inc., Adobe Systems Incorporated, AJA Video Systems Inc., Blackmagic Design Pty. Ltd., Autodesk, Inc., Quantel Inc., Dayang Technology Development Inc. and Sony Corporation. In the 3D animation sector, we compete with Autodesk, Inc. and NewTek, Inc.

Broadcast

In the broadcast production area, we compete with vendors of video servers and traditional broadcast equipment that offer nonlinear editing and shared storage systems, such as Apple Inc., Harris Corporation, Thomson Grass Valley, Quantel Inc. and Sony Corporation. Other vendors of competitive products targeting these markets include 360 Systems and Bit Central, Inc. Primary competitors with respect to newsroom solutions are The Associated Press (ENPS) and Dalet Digital Media Systems. In on-air graphics, principal competitors are Chyron Corporation, Harris Corporation and Vizrt Ltd. Our primary competitors in play-to-air servers are Thomson Grass Valley, Harris Corporation, Omneon Video Networks, EVS Broadcast Equipment and SeaChange International, Inc. We expect continued competition from these vendors as they develop and introduce digital media products. In addition, as more disciplines move toward rich video content, we expect to see competition from companies like International Business Machines Corporation (IBM) and Accenture, which approach solving customers' problems by bundling multiple off-the-shelf and custom systems.

Storage & Workgroups and Digital Asset Management

We compete in the data storage market with companies such as Advanced Digital Information Corporation (ADIC), Apple Inc., Ciprico Inc., EditShare LLC, EMC Corporation, Hewlett-Packard Development Company L.P., IBM, Isilon Systems, Inc., Facilis Technology Inc., Omneon Video Networks and Rorke Data (a subsidiary of Bell Microproducts, Inc.). In digital asset management, we compete with products primarily from Cinegy GmbH, Thomson Grass Valley, Ardendo AB (a Vizrt company) and Dalet Digital Media Systems.

AUDIO

In the Audio segment, we compete primarily with suppliers of disk-based digital audio workstation software and hardware products, such as Apple Inc., MOTU, Inc. (Mark of the Unicorn), Line 6, Inc., Merging Technologies Inc. and Steinberg Media Technologies GmbH (a subsidiary of Yamaha Corporation). We also compete with manufacturers of professional analog and digital mixing consoles for studio production and live-sound mixing, including AMS Neve Ltd., DiGiCo Limited, Euphonix, Inc., Midas (a division of Telex Communications, Inc.), Solid State Logic Ltd. and Yamaha Corporation. We also compete with manufacturers of low-cost, computer-connected audio I/O hardware, such as Creative Technology Ltd., PreSonus Audio Electronics, Inc., Loud Technologies, Inc., Roland Corporation, Tascam (a division of TEAC Corporation) and Yamaha Corporation. In addition, M-Audio also competes in the categories of MIDI keyboard/controllers, MIDI interfaces, speakers, pre-amplifiers and microphones with many of these companies and others. Our Sibelius products compete with products offered by MakeMusic Inc., Notion and others.

CONSUMER VIDEO

In the Consumer Video segment, we compete primarily with video-editing software providers Adobe Systems, Inc., Sony Corporation, Ulead Systems, Inc. (a subsidiary of Corel Corporation), Sonic Solutions, and Magix AG. In the market for TV-over-PC viewing, we compete with Hauppauge Computer Works, Inc., ATI Technologies, Inc. and TerraTec Electronic GmbH.

OPERATIONS

Avid is headquartered in Tewksbury, Massachusetts, with operations spanning the United States, Canada, South America, Europe and Asia. Avid employed approximately 2,728 people worldwide as of December 31, 2007.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is filed with the Securities and Exchange Commission. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website: www.sec.gov.

Avid brands can be accessed at www.avid.com, www.digidesign.com, www.m-audio.com, www.pinnaclesys.com, www.sibelius.com, www.softimage.com and www.sundancedigital.com.

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

Our revenues and operating results depend on several variables and may fluctuate from period to period.

Our revenues and operating results depend on several variables, which include, but are not limited to:

•	size, timing and volume of significant orders and shipments;

•	mix of products and services sold;

•	our ability to recognize revenues from large solution-based sales;

•	length of sales cycles and associated costs;

•	global macroeconomic conditions;

•	timing and acceptance of new product introductions by us and our competitors;

•	competitive pressure on product pricing;

•	remedial costs and reputational harm associated with product defects or errors;

•	price discounts and sales promotions;

•	cost and proportion of third-party technology or components incorporated into or bundled with products sold;

•	reliance on third-party reseller and distribution channels;

•	changes in operating expenses;

•	seasonal factors, such as higher consumer demand at year-end;

•	changes in foreign currency exchange rates; and

•	price protections and provisions for inventory obsolescence extended to resellers and distributors.

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

The markets in which we operate are dynamic and rapidly evolving. We continuously develop new products, as well as strategically upgrade or enhance our existing products, in an attempt to capitalize on market trends. Any new or upgraded product may require months or years of development prior to its actual introduction and may involve substantial investments of resources. Development can be a complex and uncertain process, and we may experience design, manufacturing or other difficulties that delay or prevent the introduction of products or result in even greater resource outlays. Additionally, we may fail to predict market trends correctly, fall short of customer expectations or encounter product quality issues, in which case our new or upgraded product introductions may fail. New or upgraded product introductions may also have a negative impact on the market for our existing products.

The markets in which we operate are highly competitive, and our competitors may be able to draw upon a greater depth and breadth of resources than those which are available to us.

We operate in highly competitive markets characterized by pressure to expand feature sets and functionality, accelerate new product releases and reduce prices. Some markets, including many of the consumer markets in which we compete, also have limited barriers to entry. Customers consider many factors when evaluating our products relative to those of our competitors, including reliability, performance, ease of use, feature sets, functionality, reputation, training and support, and we may not compare favorably against our competitors in all cases. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in market demand, devote greater resources to the development, marketing and sale of their products, or price their products more aggressively than we can. The superior resources of these competitors may also allow them to realize economies of scale or other cost-saving advantages that allow them to price their products aggressively relative to our products, in which case our product sales may decline and our revenues and operating results may suffer.

Competition for technical and management personnel is intense in our industry, and our business may suffer if we are unable to attract or retain key personnel.

Our success depends in part upon our ability to attract and retain talented and dedicated personnel, including members of our management team and employees in key technical positions. Competition for managerial and technical talent in the markets and geographic areas in which we operate is intense and turnover rates can be high. Our compensation, incentive and development practices may be inadequate for purposes of retaining personnel or attracting needed talent. Additionally, companies with which we compete for talent may offer potential recruits a more dynamic work environment or greater opportunity to work with, or train on, cutting-edge technology than we are able to offer. In the past, we have relied on stock option grants as one mechanism for recruiting and retaining highly skilled talent, however, a decline in the market price for our common stock may cause stock options that we have issued to be of little or no value. If we fail to provide adequate compensation and incentives, we may be unable to compete successfully for talented and dedicated employees and our business may suffer.

Our Avid 20|20 initiatives, focusing on operational efficiency and strategic analysis and improvements, may not achieve their intended results.

Through a collaborative review process, referred to as Avid 20|20, we identified a number of potential initiatives that focus on operational efficiency and strategic analysis and improvements. We have undertaken, or plan to undertake, many of these initiatives. Pursuit of these initiatives may divert management’s time and attention from day-to-day operational matters and may require significant investment. We cannot be certain that these initiatives will achieve improved operational efficiency or other intended results. Additionally, these initiatives may be misplaced or insufficient for purposes of positioning us for future growth, in which case our long-term competitive position may suffer.

We may have difficulty accurately forecasting quarterly revenues and operating results.

We have in the past had, and may in the future have, difficulty accurately forecasting quarterly revenues and operating results due, in part, to an historically high concentration of sales activity near quarter-end. Additionally, many of our larger enterprise or solution sales include complex customer acceptance terms that may delay, or make difficult to predict the timing of, revenue recognition. If any of our quarterly forecasts of revenues or operating results proves to be inaccurate, we may fail to meet the expectations of investors and securities analysts, and the market price of our common stock may decline.

Potential acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

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

To the extent we derive significant revenues from consumer markets, we may experience lower profit margins and greater revenues seasonality.

As a result of acquisitions and new product initiatives, we derive significant revenues from sales to consumers of home video and audio products. The market for consumer video and audio products is highly competitive and changes rapidly, and we may not have sufficient skill or experience to continue to compete effectively. Additionally, competitive and consumer-driven pricing pressure may result in lower consumer profit margins that could lower our overall profit margins. Similarly, our revenues may exhibit greater seasonality because sales of consumer electronics typically increase in the latter half of the year.

Our products may, from time to time, experience quality problems that could negatively impact our customer relationships, our market reputation and our operating results.

We offer sophisticated and complex products. Our software products, as is typical of high-end software, generally include coding defects or errors, often referred to as “bugs,” which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products, from time to time, may include design or manufacturing defects that could cause them to malfunction. Although we employ various quality control measures, they may be inadequate, particularly if other business considerations, such as meeting target release-to-market dates, limit the amount of time or resources available to devote to such measures. We cannot be certain that we will be able to detect or remedy all such defects that may exist in our products. Any such defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense.

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

Our ability to compete successfully and achieve future revenues growth depends in part on our ability to protect our proprietary technology. Software piracy is an ongoing concern for us, particularly with respect to our consumer products, where we have limited ability to track license usage and transfers. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We also design some of our products to include anti-piracy features, such as required hardware components or security keys. These legal and security practices may prove to be inadequate or subject to circumvention. Additionally, the laws of certain countries in which we operate may not protect our proprietary technology to the same extent as do the laws of the United States. The unauthorized use or copying of our proprietary technology results in lost revenues to our business, and enforcement actions or litigation that we may pursue to protect our technology may be costly and time-consuming.

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

We distribute many of our Professional Video products, and substantially all of our Audio and Consumer Video products, indirectly through third-party resellers and distributors. With respect to our Audio and Consumer Video products, relatively few resellers and distributors account for a significant portion of our revenues. The loss of one or more of these or other key resellers or distributors may significantly reduce our revenues. Increasingly, we are distributing our products directly to customers, which could put us in competition with our resellers and distributors and adversely affect these relationships. Additionally, in response to this or similar direct sales strategies that we may undertake, or for other business reasons, resellers and distributors may choose to resell our competitors’ products in addition to, or in place of, ours. Resellers and distributors of our Audio and Consumer Video products typically have limited rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon product shipment, based upon our historical experience. To date, actual returns of our Audio and Consumer Video products have not differed materially from management’s estimates. To the extent returns of our Audio or Consumer Video products exceed such estimated levels, our revenues and operating results may be adversely impacted.

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

We depend on sole source suppliers for certain key hardware components of our products. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these hardware components. If any of our sole source suppliers ceases, suspends or otherwise limits production or shipment of its hardware components, or adversely modifies our terms or pricing structures, our ability to sell and service our own products may be impaired. We cannot be certain that we will be able to obtain these hardware components, or acceptable substitutes, from alternative sources or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any hardware component or accommodate the inclusion of any substitute hardware component, in which case our operating results may suffer.

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

Many of our products are subject to international, federal and state laws and regulations governing the presence of chemical substances in, and the proper recycling of, such products. Our product design and procurement operations are becoming increasingly complex as we adjust to new and future requirements relating to the composition and energy consumption of our products, including similar legislation recently adopted or currently proposed in the European Union, China, Japan, Korea and various states within the United States. Our potential liability resulting from environmental legislation may be substantial and may have an adverse effect on our operating results.

Our websites may subject us to legal claims that could harm our business.

Some of our websites provide interactive information and services to our customers, including content generated or posted by members of the public. To the extent that materials may be posted on or downloaded from our websites and distributed to others, we may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories of liability based on the nature, content, publication or distribution of such materials. In addition, we may also be subject to claims for indemnification by end users in the event that the security of our websites is compromised. Our websites are available on a worldwide basis and may potentially be subject to a wide variety of international laws. The potential impact of these risks on our business could be substantial.

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

We lease office space in Daly City, California for our Audio headquarters, including its administrative, sales and marketing and R&D activities, and in Mountain View, California, for our Consumer Video headquarters including its administrative, sales and marketing and R&D activities. In Europe we lease facilities in Iver Heath, United Kingdom for our European headquarters, including administrative, sales and support functions; in Munich, Germany for R&D, sales and administrative support; and in Braunschweig, Germany to accommodate the European engineering operations for our Consumer Video products. In Asia, we lease facilities in Singapore for our Asian headquarters. We also lease facilities in Dublin, Ireland and Menlo Park, California for the manufacture and distribution of our products.

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of each of our executive officers, the position(s) currently held by each person and the principal occupation held by each person for at least the past five years.

EXECUTIVE OFFICER	AGE	POSITION(S)
Gary G. Greenfield	53	Chairman of the Board of Directors and Chief Executive Officer
Kirk E. Arnold	48	Executive Vice President and General Manager, Professional Video
Gregory A. Estes	47	Vice President and Chief Marketing Officer
Nancy A. Grant	48	Vice President and Corporate Controller
David M. Lebolt	51	Vice President and General Manager, Audio
Joel E. Legon	57	Vice President and Chief Financial Officer
Gregory A. Munster	46	Chief Information Officer and Vice President of Business Process Transformation
Paige Parisi	43	Vice President, General Counsel and Corporate Secretary
Sharad Rastogi	40	Vice President of Corporate Development and Interim General Manager, Consumer Video
Kenneth A. Sexton	54	Executive Vice President and Chief Administrative Officer

GARY G. GREENFIELD.  Mr. Greenfield has served as Chairman of the Board of Directors and Chief Executive Officer since December 2007. Prior to joining us, Mr. Greenfield was Chief Executive Officer of GXS, Inc., a provider of business-to-business integration, synchronization and collaboration solutions, since December 2003. Also during that period, he was an Operating Partner with Francisco Partners, a technology-focused private equity firm. From June 2002 to August 2003, Mr. Greenfield served as Chief Executive Officer of Peregrine Systems, Inc., an infrastructure management software company. From December 2001 to March 2003, Mr. Greenfield also served as an advisor to JMI Equity Fund. Prior to that, Mr. Greenfield served as President and Chief Executive Officer of MERANT PLC and, prior to that, was the President and Chief Executive Officer of INTERSOLV, Inc., during which time it merged with Micro Focus Group PLC to form MERANT.

KIRK E. ARNOLD.  Ms. Arnold has served as Executive Vice President and General Manager of Professional Video since February 2008. Prior to joining us, Ms. Arnold was Vice Chairman, Chief Executive Officer and President of Keane Inc., a global consulting and outsourcing firm, from January 2007 to June 2007. Prior to that, she was at Fidelity Investments, serving as Executive Vice President of Product, Marketing and Strategy for the Human Resources Outsourcing Group, Fidelity’s business process outsourcing unit, from June 2004 to January 2007, and as Senior Vice President of Sales and Market for Fidelity Institutional Retirement Services Company from June 2003 to June 2004. Prior to joining Fidelity, Ms. Arnold served as President and Chief Executive Officer of NerveWire, Inc., a venture-backed information technology services business that she helped launch, from February 2002 to February 2003, and as NerveWire’s President and Chief Operating Officer from February 2000 to February 2002.

GREGORY A. ESTES.  Mr. Estes has served as Vice President and Chief Marketing Officer since December 2006. Previously, Mr. Estes served as a marketing consultant to us. Prior to that, from July 1990 to March 2006, he was Vice President of Global Marketing at Silicon Graphics Inc., a provider of high-performance computing and data management solutions. Mr. Estes was also a founding member of RasterOps Corp., which developed the first color graphics boards and video capture devices for the Macintosh II in the late 1980's.

NANCY A. GRANT.  Ms. Grant has served as Vice President and Corporate Controller since December 2007. Since joining us in 1992, Ms. Grant has previously served as Corporate Accounting Manager from 1992 to 1997, Director of Order Administration from 1997 to 1998, and Director of Corporate Finance and Assistant Corporate Controller from 1998 until December 2007. Prior to joining us, Ms. Grant served as an Audit Manager at Deloitte and Touche LLC.

DAVID M. LEBOLT.  Mr. Lebolt has served as Vice President and General Manager of Audio since July 2002. Previously, Mr. Lebolt held a variety of positions at our Digidesign, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999 and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production and has received both Clio and Emmy awards for his production work.

JOEL E. LEGON.  Mr. Legon has served as Vice President and Chief Financial Officer since July 2007. From March 2006 to July 2007, Mr. Legon was Vice President and Corporate Controller for Avid. Prior to joining us, Mr. Legon served in the following positions at Parametric Technology Corporation, a lifecycle management software solutions company: from January 2004 to March 2006 as Senior Vice President of Finance and Corporate Controller; from November 1999 to January 2004 as Vice President of Finance and Corporate Controller; and from March 1998 to November 1999 as Corporate Controller. Prior to that, Mr. Legon held finance positions at Computervision Corporation, NEC America, Inc., Chesebrough-Ponds, Inc. and Richardson-Vicks Inc.

GREGORY A. MUNSTER.  Mr. Munster has served as Chief Information Officer and Vice President of Business Process Transformation since July 2007. Previously, Mr. Munster served as a business process consultant to us beginning in March 2007. Prior to that, from April 2005 until January 2007, Mr. Munster served as Executive Director of Corporate Strategy at Lenovo International, a designer and manufacturer of personal computer products. Prior to the divestiture of its Personal Computer Group to Lenovo, Mr. Munster served from January 1999 until April 2005 in several executive positions at IBM, most recently as a Vice President of Marketing and Strategy for its Asia-Pacific operations based in Tokyo, Japan.

PAIGE PARISI.  Ms. Parisi has served as Vice President, General Counsel and Corporate Secretary since May 2006. From June 2003 to May 2006, Ms. Parisi was Corporate Counsel for us. Ms. Parisi also served as our outside counsel while in private practice at Wilmer Cutler Pickering Hale and Dorr LLP from 1997 to 2003. Prior to beginning her law career, Ms. Parisi was a news producer for the CBS Evening News and NBC Nightly News.

SHARAD RASTOGI.  Mr. Rastogi has served as Vice President of Corporate Development since August 2005 and as Interim General Manager of Consumer Video since July 2007. From January 2004 until August 2005, he was Vice President of Strategic Planning and New Business Development. Prior to joining us, Mr. Rastogi was a Vice President and Partner at the management consulting firm Bain & Company, Inc. from September 1996 until December 2003. Prior to that, Mr. Rastogi was senior automation engineer at hard-disk manufacturer Komag, Inc.

KENNETH A. SEXTON.  Mr. Sexton has served as Executive Vice President and Chief Administrative Officer since January 2008. Prior to joining us, in 2007 Mr. Sexton served as Executive Vice President and Chief Financial Officer of webMethods, Inc., a provider of business integration solutions. In 2006 he was Executive Vice President and Chief Financial Officer of Infor, Inc., a private software company focused on enterprise resource planning software solutions. From 2004 to 2005, Mr. Sexton was Chief Executive Officer and Chairman of the Board of Axentis, Inc., a privately-held provider of enterprise governance, risk and compliance management software. From 2002 to 2004, Mr. Sexton was Executive Vice President and Chief Financial Officer of Peregrine Systems, Inc., an infrastructure management software company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2006 and 2007.

2006	High	Low
First Quarter	$59.10	$41.65
Second Quarter	$44.45	$32.95
Third Quarter	$43.95	$32.05
Fourth Quarter	$40.68	$35.56

2007	High	Low
First Quarter	$38.36	$31.90
Second Quarter	$38.78	$32.00
Third Quarter	$38.34	$25.55
Fourth Quarter	$29.58	$24.79

On February 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $23.35 per share. The approximate number of holders of record of our common stock at February 20, 2008 was 434. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

A stock repurchase program was approved by the Company’s board of directors and publicly announced on April 26, 2007. Under this program, the Company was authorized to repurchase up to $100 million of its common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. The following table is a summary of the stock repurchases under this program during the quarter ended December 31, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands)
October 30 – October 31, 2007	50,735	$28.63	50,735	$74,882
November 1 – November 2, 2007	52,500	$28.51	52,500	$73,385
	103,235	$28.57	103,235	$73,385

Subsequent to December 31, 2007, from February 5, 2008 through February 21, 2008, we repurchased an additional 3,454,197 shares of our common stock for a total purchase price of $73.4 million, which completed the stock repurchases then authorized under the repurchase program. The average price per share, including commissions, paid for these shares was $21.28. The average price per share, including commissions, of the total repurchase of 4,263,433 shares of our common stock was $23.49. On February 27, 2008, we announced our board of directors' approval of a $100 million increase in the authorized funds for the repurchase of our common stock under this program.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2002 through December 31, 2007 with the cumulative return during the period for:

•	the NASDAQ Computer, Data Processing Index, and

•	the NASDAQ Index (all companies traded on NASDAQ Capital, Global or Global Select Markets).

This comparison assumes the investment of $100 on December 31, 2002 in our common stock, the NASDAQ Index and the NASDAQ Computer, Data Processing Index and assumes that dividends, if any, were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this filing. See Footnote G to our Consolidated Financial Statements in Item 8 for information regarding our acquisitions that affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

(in thousands except per share data)

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Net revenues	$929,570	$910,578	$775,443	$589,605	$471,912
Cost of revenues	480,427	465,894	364,687	255,496	209,373
Gross profit	449,143	444,684	410,756	334,109	262,539
Operating expenses:
Research and development	150,707	141,363	111,334	94,940	85,552
Marketing and selling	210,456	203,967	170,787	130,123	105,735
General and administrative	77,463	63,250	47,147	35,468	27,177
Amortization of intangible assets	13,726	14,460	9,194	3,641	1,316
Impairment of goodwill and intangible assets	—	53,000	—	1,187	—
Restructuring costs, net	9,410	2,613	3,155	—	3,194
In-process research and development	—	879	32,390	—	—
Total operating expenses	461,762	479,532	374,007	265,359	222,974
Operating income (loss)	(12,619)	(34,848)	36,749	68,750	39,565
Interest and other income, net	7,637	7,274	5,586	1,339	1,874
Income (loss) before income taxes	(4,982)	(27,574)	42,335	70,089	41,439
Provision for (benefit from) income taxes	2,997	15,353	8,355	(1,612)	550
Net income (loss)	$(7,979)	$(42,927)	$33,980	$71,701	$40,889

Net income (loss) per common share – basic	$(0.19)	$(1.03)	$0.90	$2.21	$1.40
Net income (loss) per common share – diluted	$(0.19)	$(1.03)	$0.86	$2.05	$1.25

Weighted-average common shares outstanding - basic	40,974	41,736	37,762	32,485	29,192
Weighted-average common shares outstanding - diluted	40,974	41,736	39,517	35,003	32,653

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2007	2006	2005	2004	2003
Cash, cash equivalents and marketable securities	$224,460	$172,107	$238,430	$155,419	$196,309
Working capital	308,589	287,757	299,276	176,384	196,605
Total assets	1,005,953	997,034	1,062,046	576,234	348,119
Long-term liabilities	17,495	20,471	20,048	1,689	607
Total stockholders' equity	779,783	780,381	839,597	424,621	227,105

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Markets and Strategy

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products empower users, from the home hobbyist to film studios and media-production companies, to realize their creative vision, whether they aspire to edit blockbuster feature films, write and record hit songs, or design animated characters for games or movies. Our technology also improves customer workflows by enabling collaboration, streamlining processes and securely managing digital assets and allows users to distribute media over multiple platforms, including airwaves, cable and the Internet.

In order to serve the needs of these customers, we are organized into strategic business units that reflect the principal markets into which our products are sold: Professional Video, Audio and Consumer Video. These business units also reflect our reportable segments and collectively encompass seven brands: Avid Video, Digidesign, M-Audio, Pinnacle, Sibelius, Softimage and Sundance Digital. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three years, see our consolidated financial statements included in this annual report of Form 10-K, including Note O thereto. The following is an overview of the business units and the markets they serve.

Professional Video.  This business unit offers innovative solutions including video- and film-editing systems, integrated storage, workflow and asset management tools, 3D and special-effects software and a comprehensive range of services, from product support and training to consultancy and managed services. We market these solutions under the brand names Avid Video, Softimage and Sundance Digital to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment programs, documentaries, and industrial videos, as well as professional animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, such as the National Broadcasting Company, Reuters, CBS News, Fox Television, the British Broadcasting Corporation, DirectTV and Comcast networks including E!, the Golf Channel and Versus, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

Audio.  Under the Digidesign, M-Audio and Sibelius brand names, this business unit offers solutions for audio creation, mixing, post-production, collaboration, distribution and scoring to a range of users from home studio novices to award-winning, multi-platinum recording artists. We also sell our solutions to professional music studios, project studios, film and television production and post-production facilities, television and radio broadcasters, “new media” production studios (for example, creators of DVD and web content), performance venues, corporations, governmental entities and educational institutions. Customers use our audio products and solutions for a wide variety of tasks in both studio and live environments, including recording, editing, mixing, processing, mastering, composing and performing.

Consumer Video.  This business unit markets, under the Pinnacle brand name, video-editing and digital-lifestyle products to the home user who wants to create, edit, share, publish and view video content easily, creatively and effectively. This segment's two vertical markets consist of home video editing and TV-over-PC viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions. Our home video-editing solutions are used by more than 10 million customers who want to edit, enhance and preserve their videos and share those videos on DVD or over the Internet. The TV-over-PC viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer. With the emergence of digital television, we are now selling approximately one million TV-over-PC viewing solutions a year.

Our strategy consists of four key elements:

•	deliver best-of-breed, stand-alone products to content creators;

•	deliver an integrated workflow for customers who work with multiple systems or within multiple media disciplines;

•	support open standards for media, metadata and application program interfaces; and

•	deliver excellent customer service, support and training.

We continue to focus on strategically enhancing our existing products and broadening our product offerings to satisfy customer demand for new technology across the spectrum of educational to consumer to professional markets. We continue to position ourselves and deliver new products and services to benefit from a number of important industry trends, including the move to HD television production, the switch to all-digital broadcast production, the growth of home audio studios, the move to digital audio mixing and the growth of consumer video editing and consumption.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
Product revenues	86.7%	88.8%	89.3%
Service revenues	13.3%	11.2%	10.7%
Total revenues	100.0%	100.0%	100.0%

Cost of revenues	51.7%	51.2%	47.0%
Gross profit	48.3%	48.8%	53.0%
Operating expenses:
Research and development	16.2%	15.5%	14.3%
Marketing and selling	22.7%	22.4%	22.0%
General and administrative	8.3%	6.9%	6.1%
Amortization of intangible assets	1.5%	1.6%	1.2%
Impairment of goodwill	—	5.8%	—
Restructuring costs, net	1.0%	0.3%	0.4%
In-process research and development	—	0.1%	4.2%
Total operating expenses	49.7%	52.6%	48.2%
Operating income (loss)	(1.4%)	(3.8%)	4.8%
Interest and other income (expense), net	0.8%	0.8%	0.7%
Income (loss) before income taxes	(0.6%)	(3.0%)	5.5%
Provision for income taxes	0.3%	1.7%	1.1%
Net income (loss)	(0.9%)	(4.7%)	4.4%

Total net revenues for the year ended December 31, 2007 were $929.6 million, an increase of $19.0 million, or 2%, compared to the year ended December 31, 2006. Broken down by business unit, compared to 2006, Professional Video revenues increased 1%, Audio revenues increased 5%, primarily due to our July 2006 acquisition of Sibelius, and Consumer Video revenues decreased 1%. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

For the year ended December 31, 2007, we incurred a net loss of $8.0 million, compared to a net loss of $42.9 million for 2006. The net loss for 2007 includes $30.6 million of acquisition-related costs for intangible asset amortization expenses, compared to $89.5 million of acquisition-related costs in 2006, including intangible asset amortization expenses of $35.6 million, a goodwill impairment charge of $53.0 million and in-process research and development expenses of $0.9 million. This decrease in acquisition-related costs was partially offset by an increase in other operating expenses and to a lesser extent from slightly decreased gross margins. To address our increasing operating expenses, we announced restructuring programs in the third quarter of 2007, primarily in our Professional Video and Consumer Video segments, that are meant to improve operational efficiencies and align key business skill sets with future opportunities. During 2007 we recorded restructuring charges of $12.2 million related to these programs.

Following an in-depth internal analysis and with the assistance of Bain and Company, we have identified a number of initiatives that focus on operational efficiency and strategic analysis and improvements. We have undertaken, or plan to undertake, many of these initiatives and expect to make significant investments in these initiatives in 2008. The 2007 costs for the Bain and Company consulting arrangement were $3.4 million.

Our operating activities continue to generate positive cash flows with cash of $94.1 million provided by operating activities in 2007, compared to $33.7 million in 2006. Our cash provided by operating activities in 2007 primarily reflected non-cash adjustments to our net loss for depreciation and amortization and stock-based compensation expense, as well as a decrease in inventory and an increase in deferred revenues.

We derive a significant percentage of our revenues from sales to customers outside the United States. International sales accounted for 58% of our net revenues in 2007, compared to 57% of our net revenues for both 2006 and 2005. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the customers. Therefore, we are exposed to the risk that changes in foreign currency could materially impact, either positively or adversely, our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into short-term foreign currency forward-exchange contracts. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting transaction and remeasurement gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

A significant portion of our operating expenses are fixed in the short term and we plan our expense run rate based on our expectations of future revenues. In addition, a significant percentage of our sales transactions are completed during the final weeks or days of each quarter, and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate effect on our overall earnings.

See Item 1A “Risk Factors” for additional risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; allowances for bad debts and reserves for recourse under financing transactions; the valuation of inventories, business combinations, and goodwill and other intangible assets; and income tax assets. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

We generally recognize revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended, are met. In addition, for certain transactions where our services are non-routine or essential to the delivered products, we record revenues upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within our Professional Video segment, much of our Audio segment and our Consumer Video segment, we follow the guidance of SOP 97-2 for revenue recognition because our products and services are software or software related. However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenues based on satisfying the criteria in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables.

In connection with many of our product sale transactions, customers may purchase a maintenance and support agreement. We recognize revenues from maintenance contracts on a ratable basis over their term. We recognize revenues from training, installation or other services as the services are performed.

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

In most cases, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, certain transactions, typically those involving orders from end users, such as news broadcasters, for a significant number of products for a single customer site require that we perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenues for either the products shipped or the installation services until the installation is complete. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. We defer the fair value of this support period and recognize the related revenues ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment, and provided that we have vendor specific objective evidence regarding the fair value of the undelivered element, we defer the fair value of the specified upgrade, product or enhancement and recognize that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

In 2007 approximately 70% of our revenues were derived from indirect sales channels, including authorized resellers and distributors. Within our Professional Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, distributors of our Media Composer software, Avid Xpress Pro and Avid Mojo products have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. In contrast, some channel partners, particularly our Audio and certain of our Consumer Video channel partners, are offered limited rights of return, stock rotation and price protection. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, we record a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of our revenues for any period may be impacted if actual product returns or other reseller credits prove to be materially different from our estimates.

A portion of our revenues from sales of Consumer Video products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners is recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

From time to time, we offer rebates on purchases of certain products or based on purchasing volume that are accounted for as reductions to revenues upon shipment or expected achievement of purchasing volumes. In accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), consideration given to customers or resellers under the rebate program is recorded as a reduction to revenues because we do not receive an identifiable benefit that is sufficiently separable from the sale of our products.

At the time of a sales transaction, we make an assessment of the collectibility of the amount due from the customer. Revenues are recognized only if we are reasonably assured that collection will occur in a timely manner. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based on our credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenue is recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

We record as revenues all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. We record reimbursements received from customers for out-of-pocket expenses as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to a government authority.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of, and started to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We adopted SFAS 123(R) using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and non-employee directors in fixed amounts and with fixed exercise prices at least equal to the market price of our common stock at the date of grant. In connection with our acquisition of M-Audio in August 2004, we assumed options to certain M-Audio employees at exercise prices that were less than the market price of our common stock at the date of acquisition. We recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation was expensed over the vesting period of the options. Additionally, deferred compensation was recorded for restricted stock granted to employees based on the market price of our common stock at the date of grant, which was being expensed over the period in which the restrictions lapse. In connection with the adoption of SFAS 123(R) on January 1, 2006, we reversed the remaining deferred compensation of $1.8 million, with the offset to additional paid-in capital.

On October 26, 2005, in anticipation of the adoption of SFAS 123(R), our board of directors approved a partial acceleration of the vesting of all outstanding options to purchase our common stock that were granted on February 17, 2005. Vesting was accelerated for options to purchase 371,587 shares of our common stock with an exercise price of $65.81 per share, including options to purchase 157,624 shares of our common stock held by our executive officers. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these out-of-the-money options in our future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in our statements of operations had the vesting of these options not been accelerated is approximately $4.4 million.

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on the historical volatility of the underlying stock. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Based on our historical turnover rates, an annualized estimated forfeiture rate of 6.5% was used in calculating the estimated compensation cost of most of the stock-based awards for the year ended December 31, 2007 and all of the stock-based awards for the year ended December 31, 2006. In December 2007, we granted a stock option to purchase 725,000 shares of our common stock and 100,000 shares of restricted stock award to our newly hired chief executive officer. The compensation cost for these grants was estimated using a 0% forfeiture rate. Additional expense will be recorded if the actual forfeiture rates are lower than estimated, and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

The stock option to purchase 725,000 shares granted to our chief executive officer in December 2007 included 625,000 shares that vest based on performance and market conditions. The vesting of 300,000 shares is tied to our stock price. The vesting of the remaining 325,000 shares is tied to both our stock price and improvements in our return on equity. The fair value of these options was determined using the Monte Carlo valuation method.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and Monte Carlo models, may not provide reliable measures of the fair values of our stock-based compensation. See Footnote L to our Consolidated Financial Statements in Item 8 for further information regarding our adoption of SFAS 123(R).

During 2007 we granted both restricted stock units and stock options as part of our annual stock-based compensation program, and during 2006 we granted only restricted stock units as part of this program. During both 2007 and 2006, we granted stock options to new hires and restricted stock to newly hired executives. The vesting of stock option grants may be based on time, performance or market conditions. In the future, we may grant either stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

We provide third-party lease financing options to some of our customers. We are not generally a party to the leases; however, during the terms of these leases, which are generally three years, we remain liable for any unpaid principal balance upon default by the end user, but such liability is limited in the aggregate. We record revenues from these transactions upon the shipment of our products because we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated these programs for over ten years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. While we have experienced insignificant losses from defaults to date under this program, deterioration in the financial condition of our customers who participate in the program could require additional reserves. See Footnote J to our Consolidated Financial Statements in Item 8 for further information regarding third-party lease financing.

Inventories

Inventory in the digital media market, including our inventory, is subject to rapid technological change or obsolescence. We regularly review inventory quantities on hand and write down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand (generally for the following twelve months) and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory write-downs may be required.

Business Combinations

When we acquire new businesses, we allocate the purchase price of the acquired businesses to the assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangible assets is based on estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and certain indefinite-lived intangible assets. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organizational structure is based on strategic business units aligned with the principal markets in which our products are sold: Professional Video, Audio and Consumer Video. Our reporting units equate to these strategic business units. All three of the reporting units include goodwill.

We complete our annual impairment tests as of the end of the fourth quarter of each year. In our goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We generally use a discounted cash flow valuation model to determine the fair values of our reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a multiple of revenue. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. For reporting units composed primarily of acquired businesses, we utilize the same technique as was used to value the acquisition assuming it is consistent with the objective of measuring fair value. If the reporting unit’s carrying value exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value. In the fourth quarter of 2006, our impairment testing determined that the carrying value of our Consumer Video reporting unit exceeded its fair value. The fair value of the Consumer Video unit was based on a multiple-of-revenues technique similar to that used in valuing the Pinnacle acquisition, updated for current revenues projections. The estimated fair value was then allocated among the assets and liabilities of the Consumer Video business, with the excess fair value representing the implied fair value of goodwill. Because the book value of Consumer Video's goodwill exceeded the implied fair value by $53 million, we recorded this amount as an impairment loss.

In our identifiable intangible asset impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In connection with the goodwill impairment charge taken for the Consumer Video reporting unit in 2006, we also reviewed the Consumer Video identifiable intangible assets for possible impairment. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video business that would not otherwise be subject to impairment testing, because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within our company. The result of this analysis was that the undiscounted cash flows of the Consumer Video net asset groups exceeded the carrying value, indicating no impairment loss had occurred.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets as of December 31, 2007 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

Our assessment of the valuation allowance on our U.S. deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. If the valuation allowance of $140.5 million as of December 31, 2007 were to be removed in its entirety, a $101.4 million non-cash reduction in income tax expense and a $39.1 million credit to goodwill related to Pinnacle net operating losses, tax credit carryforwards and temporary differences would be recorded. To the extent some or all of our valuation allowance is reversed, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are fully utilized. For 2007 there was no impact to goodwill from the utilization of acquired U.S. deferred tax assets. For 2006 the impact to goodwill resulting from the utilization of acquired U.S. deferred tax assets was $9.8 million.

In addition to the tax assets described above, we have deferred tax assets resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS 123(R), recognition of these assets would occur upon their utilization to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. As a result of the exercise of employee stock options, we recorded increases to additional paid-in capital of $0.3 million and $4.1 million in 2007 and 2006, respectively.

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires us to accrue interest and penalties as applicable on our unrecognized tax positions. We recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

RESULTS OF OPERATIONS

In the first quarter of 2006, with the adoption of SFAS 123(R), we began to record stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $15.9 million, $16.8 million and $2.4 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following in our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively:

	Years Ended December 31, (in thousands)
	2007	2006	2005
Product cost of revenues	$679	$516	$—
Service cost of revenues	829	801	—
Research and development expenses	4,521	4,925	272
Marketing and selling expenses	4,470	4,833	772
General and administrative expenses	5,450	5,766	1,403
	$15,949	$16,841	$2,447

In addition, stock-based compensation totaling $180,000 was included in the caption “restructuring costs, net” during 2006 related to stock-based compensation expense for the acceleration of vesting for certain employees who were terminated in a restructuring program.

As of December 31, 2007, there was $46.3 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under our stock-based compensation plans. This cost will be recognized over the next four years. We expect this cost to be amortized as follows: $17.1 million in 2008, $14.1 million in 2009, $11.0 million in 2010 and $4.1 million thereafter. See Footnotes B and L to our Consolidated Financial Statements in Item 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2005.

Net Revenues

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$363,980	39.1%	$379,097	41.7%	($15,117)	(4.0%)
Service revenues	121,206	13.1%	100,286	11.0%	20,920	20.9%
Total	485,186	52.2%	479,383	52.7%	5,803	1.2%

Audio:
Product revenues	316,732	34.1%	303,072	33.3%	13,660	4.5%
Service revenues	2,261	0.2%	1,290	0.1%	971	75.3%
Total	318,993	34.3%	304,362	33.4%	14,631	4.8%

Consumer Video:
Product revenues	125,391	13.5%	126,833	13.9%	(1,442)	(1.1%)
Total	125,391	13.5%	126,833	13.9%	(1,442)	(1.1%)

Total net revenues:	$929,570	100.0%	$910,578	100.0%	$18,992	2.1%

Professional Video product revenues decreased $15.1 million from 2006 to 2007 due to lower revenues from our video- and film-editing products and broadcast products. The decrease in product revenues for our video- and film-editing products was partially due to Media Composer Adrenaline migration issues that caused longer than expected customer transitions to the latest versions of that product, as well as a shift in product mix to a software-only version of our Media Composer product that has significantly lower average selling prices than our other editing products. The decrease in revenues for our broadcast products was related to our transmission server product line. As part of our 2007 restructuring programs, we made a decision to exit this product line. The overall decrease in Professional Video product revenues for 2007, as compared to 2006, was partially mitigated by increased revenues from our storage and workgroups product families.

Professional Video service revenues are derived primarily from maintenance contracts, professional and installation services, and training. The $20.9 million increase in service revenues for 2007, as compared to 2006, was due to increased revenues generated from maintenance contracts sold in connection with our products.

Of the total $14.6 million increase in our Audio segment product revenues in 2007, as compared to 2006, approximately $9.6 million related to our acquisition of Sibelius in July 2006. Audio product revenues for 2007 also included increased revenues from Digidesign products, including the Venue live sound mixing consoles, Pro Tools systems, and ICON control surfaces, partially offset by a slight decrease in M-Audio product revenues. The overall increase in Audio segment product revenues was primarily the result of increased sales volumes.

Consumer Video product revenues decreased $1.4 million from 2006 to 2007, primarily due to decreased revenues from our TV-over-PC viewing products. Revenues from our TV-over-PC viewing products were lower in 2007 because of the lack of revenue drivers that existed in 2006, such as new product releases and increased consumer demand due to the 2006 World Cup tournament. The decrease in revenues from our TV-over-PC viewing products was partially offset by increased revenues from our video-editing products, which was primarily related to our release of Pinnacle Studio version 11 in May 2007. These changes in revenues were primarily related to changes in sales volumes.

Overall, net revenues derived through indirect channels were approximately 70% for 2007 compared to 72% for 2006. The decrease in indirect sales resulted from increased direct sales of our Professional Video products. Revenues from direct sales of our Professional Video products can vary significantly based on the relative proportion of revenues recognized from large solution sales in any period.

Sales to international customers accounted for 58% of our net revenues in 2007, compared to 57% in 2006 and increased by $25.0 million, or 4.8%, from 2006 to 2007. The increase in international sales in 2007 occurred primarily in Europe, and to a lesser extent in Asia.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Net Revenues	% of Consolidated Net Revenues	2005 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$379,097	41.7%	$366,074	47.2%	$13,023	3.6%
Service revenues	100,286	11.0%	82,214	10.6%	18,072	22.0%
Total	479,383	52.7%	448,288	57.8%	31,095	6.9%

Audio:
Product revenues	303,072	33.3%	267,616	34.5%	35,456	13.2%
Service revenues	1,290	0.1%	442	0.1%	848	191.9%
Total	304,362	33.4%	268,058	34.6%	36,304	13.5%

Consumer Video:
Product revenues	126,833	13.9%	59,097	7.6%	67,736	NM (a)
Total	126,833	13.9%	59,097	7.6%	67,736	NM (a)

Total net revenues:	$910,578	100.0%	$775,443	100.0%	$135,135	17.4%

(a)	Comparison is not meaningful as the Consumer Video segment was formed in August 2005 with the acquisition of Pinnacle Systems.

Professional Video product revenues increased $13.0 million from 2005 to 2006. For 2006, products we acquired in the Pinnacle acquisition accounted for $47.4 million of Professional Video product revenues, compared to $31.6 million for 2005. The increase in these product revenues was offset by a net decrease of $2.8 million for all other product families, including decreased revenues from our video- and film-editing products and broadcast products. The decrease in revenues was due to lower revenues from large solution sales as a result of several factors, including the increasing size and complexity of our customer projects, delays in delivering specific customer commitments and customer logistics delays, including changes to “on-air” dates. These decreased revenues were partially offset by increased revenues from our storage and workgroups products, primarily related to new product introductions.

Service revenues consist primarily of maintenance contracts, installation services and training. Professional Video service revenues resulting from the Pinnacle acquisition were $12.9 million and $6.8 million for 2006 and 2005, respectively. The remaining increase of $12.0 million in 2006, as compared to 2005, was primarily due to an increase in maintenance contracts sold in connection with our products, as well as increased revenues generated from professional services, such as installation services provided in connection with large broadcast news deals.

Of the total $35.5 million increase in our Audio segment product revenues in 2006, as compared to 2005, approximately $6.9 million related to our acquisition of Sibelius in July 2006. The remaining increase represented increased revenues from both our M-Audio family of products and our Digidesign products. Sales of Digidesign’s Pro Tools|HD systems slowed in the third quarter of 2006 due to a transition to the Intel-based Macintosh platform, but improved in the fourth quarter, resulting in an overall increase in these revenues from 2005 to 2006. We believe that customers delayed their Pro Tools|HD purchases pending evaluation of the new Mac Pro desktop computers and a new version of Pro Tools software designed to support the new computers, as well as a lack of updated third-party software plug-in products that supported the new machines.

The Consumer Video segment was formed during the third quarter of 2005 with our acquisition of Pinnacle, and, therefore, revenues for this segment for 2006 and 2005 are not comparable. Net revenues, which are primarily derived from our home video-editing and TV-over-PC viewing product lines, were lower than expected for 2006, due in large part to product quality issues in our home video-editing product line. We focused on several operating initiatives during 2006 to address the product reliability issues and improve the operating efficiency of the business. Revenues for our home video-editing product line increased steadily during the third and fourth quarters of 2006, which we believe resulted from improvements that we made to the Pinnacle Studio product, including our release of the Pinnacle Studio 10 Anniversary edition in Europe during the third quarter of 2006. Revenues from our TV-over-PC viewing products were particularly strong during the second and fourth quarters of 2006. We believe the second quarter was strong as a result of new TV-over-PC viewing product releases across Europe and increased consumer demand during the 2006 World Cup tournament. Increased sales in the fourth quarter were the result of the release of the Pinnacle PCTV HD Pro Stick in the United States in the third quarter coupled with strong holiday sales in the fourth quarter.

Net revenues derived through indirect channels were approximately 72% for 2006 compared to 70% for 2005. The increase in indirect selling was due primarily to the acquisition of Pinnacle, which sells products almost exclusively through indirect channels, and the growth in revenues from our Audio segment, which also sells a large percentage of products through indirect channels.

Sales to international customers accounted for 57% of our net revenues for both 2006 and 2005. International sales increased by $74.4 million, or 16.8%, in 2006 compared to 2005. The increase in international sales in 2006 occurred primarily in Europe, and to a lesser extent in Asia, and is primarily due to the acquisition of Pinnacle, which has a significant portion of its sales in Europe and Asia.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	post-sales customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 Pinnacle acquisition and, to a lesser extent, the M-Audio, Sibelius, Sundance Digital, Medea and Wizoo acquisitions, and is described further in the Amortization of Intangible Assets section below. For 2007, cost of revenues includes a charge of $4.3 million related to the write-down of inventory resulting from our decision to exit the transmission server product line.

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

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$390,725	51.5%	$388,483	52.0%	(0.5%)
Service cost of revenues	68,529	44.5%	56,218	44.7%	(0.2%)
Amortization of intangible assets	16,895	—	21,193	—	—
Restructuring costs	4,278	—	—	—	—
Total	$480,427	48.3%	$465,894	48.8%	(0.5%)

The decrease in product gross margin percentage in 2007, as compared to 2006, primarily reflected price reductions due to competitive pressures, decreased margins from certain large broadcast installations and the write-down of inventory related to the discontinuation of a product line. These negative influences on gross margin were partially offset by a shift in product mix to increased revenues from higher margin software products and increased sales volumes. During 2007 a few large Professional Video broadcast installations had gross margins that were lower than our usual margin for broadcast transactions of similar size, due in part to the inclusion of a high percentage of lower margin third-party products. These transactions had a negative effect on our Professional Video product gross margins for 2007. In our Consumer Video segment, we made a decision in the fourth quarter of 2007 to discontinue a TV-over-PC viewing product sold exclusively to an original equipment manufacturer. This decision resulted in a write-off of $1.7 million in inventory and had a negative impact on the Consumer Video segment's 2007 gross margins.

The slight decrease in the service gross margin in 2007, as compared to 2006, primarily reflected a 22% increase in service costs and expenses, including a $4.6 million increase in service personnel costs and a $1.3 million increase in facilities costs, and an increase of 22% for the corresponding service revenues.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	Gross Margin	2005	Gross Margin	Gross Margin % Change
Product cost of revenues	$388,483	52.0%	$308,386	55.5%	(3.5%)
Service cost of revenues	56,218	44.7%	45,274	45.2%	(0.5%)
Amortization of intangible assets	21,193	—	11,027	—	—
Total	$465,894	48.8%	$364,687	53.0%	(4.2%)

The decrease in the product gross margin percentage in 2006, as compared to 2005, primarily reflected changes in the mix of products sold in our Professional Video and Consumer Video segments, as well as reduced product pricing resulting from competitive pressures, which were partially offset by increased volumes. In our Professional Video segment, net revenues in 2006 reflected an increased percentage of products with lower gross margin relative to 2005, including products acquired from the Pinnacle and Medea businesses. In our Consumer Video segment, the percentage of revenues from our hardware-based TV-over-PC viewing products, which have lower gross margins than our home-editing products, increased in 2006 compared to 2005.

The decrease in the service gross margin in 2006, as compared to 2005, primarily reflects higher personnel-related costs of $9.2 million, which increased significantly in the last quarter of 2006, compared to the same period in 2005, without a corresponding increase in service revenues.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$150,707	$141,363	$9,344	6.6%

As a percentage of net revenues	16.2%	15.5%	0.7%

The increase in R&D expenses in 2007, as compared to 2006, was primarily due to increases in personnel-related costs of $6.3 million and hardware development and computer equipment costs of $2.9 million. The increase in personnel-related costs was primarily the result of our 2006 acquisitions and a decrease in the amount of R&D costs transferred to cost of product revenues in connection with work performed on complex solution sales. The increase in hardware development and computer equipment costs was primarily the result of the write-off of certain assets related to changes in our Professional Video segment's development strategy. The increase in R&D expense as a percentage of revenues was also related to the spending increases noted, as the 7% increase in R&D expenses was greater than the 2% increase in revenues for the comparative periods.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Research and development	$141,363	$111,334	$30,029	27.0%

As a percentage of net revenues	15.5%	14.4%	1.1%

The increase in R&D expenses in 2006, as compared to 2005, was primarily due to increases in personnel-related costs of $18.9 million and facilities costs of $3.4 million, primarily resulting from our acquisitions in 2005 and 2006. We also incurred increased stock-based compensation expense of $4.7 million in 2006, as compared to 2005, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in R&D expenses as a percentage of revenues was also related to the spending increases noted, as the 27% increase in R&D expenses was greater than the 17% increase in revenues for the comparative periods.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for sales, marketing and pre-sales customer support personnel, as well as commissions, travel expenses, advertising and promotional expenses, and facilities costs.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$210,456	$203,967	$6,489	3.2%

As a percentage of net revenues	22.7%	22.4%	0.3%

The increase in marketing and selling expenses during 2007, as compared to 2006, was largely due to an increase in personnel-related costs of $10.8 million, partially offset by a decrease in advertising, tradeshow and other promotional expenses of $4.5 million. The increase in personnel-related costs, which includes salaries and related taxes, benefits and commissions, was largely the result of our 2006 acquisitions. The decrease in advertising, tradeshow and other promotional expenses was primarily the result to fewer new product introductions in 2007, compared to 2006, combined with the results of several cost-reduction initiatives. The increase in marketing and selling expense as a percentage of revenues was also related to the spending increases noted, as the 3% increase in marketing and selling expenses was greater than the 2% increase in revenues for the comparative periods.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Marketing and selling	$203,967	$170,787	$33,180	19.4%

As a percentage of net revenues	22.4%	22.0%	0.4%

The increase in marketing and selling expenses during 2006, as compared 2005, was primarily due to higher personnel-related costs of $14.7 million, including salaries and related taxes, benefits, commissions and travel expenses, which resulted in large part from the acquisitions that occurred in 2005 and 2006, as well as higher spending for advertising, trade shows and other marketing programs totaling $4.5 million. We also spent $2.1 million more on consulting and other outside services, as compared to 2005. In addition, we incurred increased stock-based compensation expense of $4.1 million in 2006, as compared to 2005, as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in marketing and selling expense as a percentage of revenues was also related to the spending increases noted, as the 19% increase in marketing and selling expenses was greater than the 17% increase in revenues for the comparative periods.

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

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$77,463	$63,250	$14,213	22.5%

As a percentage of net revenues	8.3%	6.9%	1.4%

The increase in general and administrative expenditures in 2007, as compared to 2006, was due to increased personnel-related costs of $8.7 million, as well as higher consulting and outside services costs of $6.6 million. The increased personnel-related costs primarily resulted from our 2006 acquisitions, as well as executive management severance and bonus compensation paid in the third and fourth quarters of 2007 and profit sharing accrued in the fourth quarter of 2007. The increased consulting and outside services costs were largely the result of our consulting arrangement with Bain and Company and the increased use of temporary employees for short-term projects. The increase in general and administrative expense as a percentage of revenues was also related to the spending increases noted, as the 23% increase in general and administrative expenses was greater than the 2% increase in revenues for the comparative periods.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
General and administrative	$63,250	$47,147	$16,103	34.2%

As a percentage of net revenues	6.9%	6.1%	0.8%

The increase in general and administrative expenditures in 2006, as compared to 2005, was due in large part to higher personnel-related costs of $10.6 million, as well as higher facilities-related costs of $4.5 million and depreciation of $2.1 million, all primarily resulting from our acquisitions that occurred in 2005 and 2006. We also incurred increased stock-based compensation expense of $4.4 million in 2006 as a result of the adoption of SFAS 123(R) on January 1, 2006. The increase in general and administrative expense as a percentage of revenues was also related to the spending increases noted, as the 34% increase in general and administrative expenses was greater than the 17% increase in revenues for the comparative periods.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and the straight-line method over each developed technology's remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$16,895	$21,193	($4,298)	(20.3%)
Amortization of intangible assets recorded in operating expenses	13,726	14,460	(734)	(5.1%)
Total amortization of intangible assets	$30,621	$35,653	($5,032)	(14.1%)

As a percentage of net revenues	3.3%	3.9%	(0.6%)

The decrease in amortization of intangible assets for 2007, as compared to 2006, was primarily the result of the completion during 2007 of the amortization of certain developed technologies related to our acquisition of Pinnacle in 2005 and the completion during 2006 of the amortization of certain intangible assets related to our acquisition of M-Audio and other prior acquisitions.

The unamortized balance of the identifiable intangible assets relating to all acquisitions was $71.4 million at December 31, 2007. We expect amortization of these intangible assets to be approximately $21 million in 2008, $15 million in 2009, $12 million in 2010 and $23 million thereafter. See Footnote G to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006 Expenses	2005 Expenses	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$21,193	$11,027	$10,166	92.2%
Amortization of intangible assets recorded in operating expenses	14,460	9,194	5,266	57.3%
Total amortization of intangible assets	$35,653	$20,221	$15,432	76.3%

As a percentage of net revenues	3.9%	2.6%	1.3%

The increase in amortization of intangible assets for 2006, as compared to 2005, was primarily the result of a full year of amortization related to our acquisition of Pinnacle in August 2005 and, to a lesser extent, amortization related to our acquisitions of Sibelius, Sundance Digital and Medea in 2006. In the purchase price allocation for the Pinnacle acquisition, we recorded amortizing identifiable intangible assets totaling $90.8 million. For the Sibelius, Sundance Digital and Medea acquisitions, we recorded amortizing identifiable intangible assets totaling $9.2 million, $5.6 million and $3.8 million, respectively.

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

Restructuring Costs, Net

During 2007 we implemented restructuring programs within our Professional Video and Consumer Video segments, as well as corporate operations, that resulted in restructuring charges of $12.2 million. In connection with these actions, we notified approximately 125 employees that their employment would be terminated. The terminated employees were primarily from the research and development teams and marketing and selling teams. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring programs also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and our exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, we recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. We also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. The purpose of these restructuring programs was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. We expect annual cost savings of between $10 million and $12 million to result from actions taken under these restructuring programs.

During 2007 we also recorded restructuring charges totaling $0.7 million and $0.1 million, respectively, as a result of our increased estimates for the facilities restructuring costs related to our Pinnacle and Medea acquisitions, and $0.4 million primarily as a result of our increased estimate for the restructuring costs associated with the vacated portion of our Montreal facility that was part of a restructuring that took place in December 2005. The revised estimate related to the Pinnacle acquisition was primarily the result of an increase in the estimated costs for the closure of Pinnacle's Uxbridge, U.K. facility based on our conclusion that we will be unable to find a subtenant at any time during the remaining term of our lease for that facility. The revised estimate related to the Montreal facility was primarily the result of a buy-out of the lease for the vacated portion of the facility.

During the fourth quarter of 2006, we implemented restructuring programs within both our Professional Video and Consumer Video segments, resulting in restructuring charges of $2.9 million and $0.9 million, respectively. As a result of the Professional Video restructuring program, approximately 40 employees worldwide, primarily in the management and selling teams, were notified that their employment would be terminated and a small leased office in Australia was closed. The total estimated costs for the employee terminations were $2.8 million and the total costs for the facility closure were $0.1 million. As a result of the Consumer Video restructuring program, approximately 10 employees worldwide, primarily in the selling and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs for the employee terminations were $0.8 million and the total costs for the facility closure were $0.1 million. The purpose of these programs was to improve the effectiveness of each segment. During the first and second quarters of 2007, we recorded in our statement of operations additional restructuring charges totaling $0.3 million for revisions to the estimated liabilities for the Professional Video restructuring program.

During the first quarter of 2006, we implemented a restructuring program within our Consumer Video segment under which approximately 25 employees worldwide, primarily in the marketing and selling teams and research and development teams, were notified that their employment would be terminated. The purpose of the program was to improve efficiency. In connection with this action, we recorded a charge of $1.1 million in the statement of operations for the three months ended March 31, 2006. During the three months ended September 30, 2006, we completed the payments under this restructuring and reversed approximately $0.1 million remaining in the related restructuring accrual.

Also during 2006, we executed an amendment to the existing lease for our Daly City, California facility that extended the lease through September 2014, and a new subtenant was found for a portion of our London, U.K. facility vacated as part of a 1999 restructuring program. Based on the new terms of the amended lease for the Daly City facility and our changing facilities requirements, we determined that we would re-occupy the space in this facility that had previously been vacated under a restructuring program. Accordingly, the existing restructuring accrual for that facility was reversed during the three months ended September 30, 2006, and a restructuring recovery of $1.5 million was recorded in our statement of operations. As a result of finding a subtenant for the London facility, a restructuring recovery of $0.6 million was recorded in our statement of operations during the three months ended December 31, 2006.

In December 2005, we implemented a restructuring program within our Professional Video segment under which approximately 20 employees worldwide were terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, we recorded charges of $0.8 million for employment terminations and $0.5 million for facilities costs. Also during 2005, we recorded restructuring charges totaling $1.8 million, primarily as a result of our increased estimate for the restructuring costs associated with our London facility that was vacated as part of a restructuring plan in 1999. The revision became necessary when one of the subtenants in the facility gave notice of their intention to discontinue their sublease.

In-process Research and Development

We recorded in-process R&D charges of:

•	$0.5 million in the third quarter of 2006 related to the acquisition of Sibelius,

•	$0.3 million in the first quarter of 2006 related to the acquisition of Medea,

•	$32.3 million in the third quarter of 2005 related to the acquisition of Pinnacle, and

•	$0.1 million in the third quarter of 2005 related to the acquisition of Wizoo.

These in-process R&D charges represent product development efforts that were under way at Sibelius, Medea, Pinnacle and Wizoo at the time of the respective acquisitions for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: 1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved; or 2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the respective acquisition dates, Sibelius, Medea, Pinnacle and Wizoo had not completed product designs or working models for the in-process technology, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific R&D projects. The fair value of each in-process R&D effort was, therefore, expensed at the time of the respective acquisitions.

The key assumptions used in the in-process R&D valuations consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenues and expense projections assuming future release of the product, and a risk-adjusted discount rate. The discount rate is based on the weighted-average cost of capital adjusted for risks such as delays or uncertainties in bringing the products to market and competitive pressures. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the applications of the acquired technology. Projections of revenues and expenses, the estimated costs to complete the projects and the determination of the appropriate discount rate reflect management's best estimates of such factors at the time of the valuation. For purposes of valuing the in-process R&D of Sibelius, Medea, Pinnacle and Wizoo, we used discount rates of 19%, 20%, 17% and 22%, respectively.

Interest and Other Income (Expense), Net

Comparison of 2007 to 2006

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	% Change	% Change
Interest and other income (expense), net	$7,637	$7,274	$363	5.0%

As a percentage of net revenues	0.8%	0.8%	0.0%

The increase in interest and other income, net, for 2007, as compared to 2006, was primarily due to increased interest income earned due to increased rates of return on cash and marketable securities balances.

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	2005	Change	% Change
Interest and other income (expense), net	$7,274	$5,586	$1,688	30.2%

As a percentage of net revenues	0.8%	0.7%	0.1%

The increase in interest and other income, net, for 2006, as compared to 2005, was primarily due to increased interest income earned due to increased rates of return on cash and marketable securities balances.

Provision for Income Taxes, Net

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for income taxes, net	$2,997	$15,353	($12,356)

As a percentage of net revenues	0.3%	1.7%	(1.4%)

Comparison of 2006 to 2005

	Years Ended December 31, 2006 and 2005
	(dollars in thousands)
	2006	2005	Change
Provision for income taxes, net	$15,353	$8,355	$6,998

As a percentage of net revenues	1.7%	1.1%	0.6%

The net tax provision of $3.0 million for 2007 reflected a current tax provision of $6.3 million and a deferred tax benefit of $3.3 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and to a release of a deferred tax liability in our German entity. The net tax provision of $15.4 million for 2006 reflected a current tax provision of $10.9 million and a non-cash deferred tax charge of $7.9 million related to the utilization of acquired net operating loss carryforwards and other acquired timing differences, partially offset by a $3.4 million deferred tax benefit related to the foreign amortization of non-deductible acquisition-related intangible assets. The net tax provision of $8.4 million for 2005 reflected a current tax provision of $8.6 million and a non-cash deferred tax charge of $1.8 million related to utilization of acquired net operating loss carryforwards, partially offset by a $1.2 million deferred tax benefit related to the amortization of non-deductible acquisition-related intangible assets and other deferred benefits totaling $0.8 million.

Our effective tax rate, which is our tax provision as a percentage of profit or loss before tax, was 60%, 56% and 20%, respectively, for 2007, 2006 and 2005. Although there was a significant decrease in the provision for income taxes in 2007, there was a slight increase in the effective tax rate in 2007, as compared to 2006. The decrease in the provision for income taxes in 2007, as compared to 2006, resulted primarily from: (1) a discrete tax benefit of $3.0 million resulting from the favorable settlement of a Canadian R&D credit audit; (2) a discrete tax benefit of $1.0 million resulting from the release of a deferred tax liability in our German entity; and (3) our inability to recognize a tax benefit on U.S. losses. The increase in the effective tax rate for 2006, as compared to 2005, resulted from a non-deductible impairment of goodwill charge and an increase in deferred taxes related to the utilization of acquired net operating losses and acquired timing differences, partially offset by a reduction in tax contingency reserves. We generally recognize no significant U.S. tax benefit from acquisition-related amortization. Except for a minimal amount of state tax payments, the federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carryforwards related to stock option deductions and acquisition-related net operating loss carryforwards.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2007 and the level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets.

Our assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. To the extent there is a reversal of some or all of the valuation allowance, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are all used to reduce current taxes payable.

Excluding the impact of the valuation allowance, our effective tax rate would have been (187)%, 50% and 59%, respectively, for the years 2007, 2006 and 2005. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible impairment of goodwill expenses, and non-deductible acquisition-related expenses.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations in recent years through cash flows from operations as well as through stock option exercises from our employee stock plans. As of December 31, 2007, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $224.5 million.

Net cash provided by operating activities was $94.1 million in 2007, compared to $33.7 million in 2006 and $49.8 million in 2005. In 2007 cash provided by operating activities primarily reflected non-cash adjustments to our net loss for depreciation and amortization and stock-based compensation expense, as well as a decrease in inventory and an increase in deferred revenues. In 2006 cash provided by operating activities primarily reflected non-cash adjustments to our net loss for depreciation and amortization, impairment of goodwill, and stock-based compensation expense, partially offset by increased inventories and decreases in accounts payable and accrued expenses, all net of the impact of acquisitions. In 2005 cash provided by operating activities primarily reflected net income adjusted for depreciation and amortization and the write-off of in-process R&D, partially offset by increases in accounts receivable and inventories and a decrease in accrued expenses, all net of the impact of acquisitions.

Accounts receivable increased by $0.1 million to $138.7 million at December 31, 2007, from $138.6 million at December 31, 2006, driven primarily by the increase in net revenues of 8% in the fourth quarter of 2007 when compared to the same period of 2006. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable was 48 days at December 31, 2007, compared to 52 days at December 31, 2006. The days sales outstanding at December 31, 2007 was unusually low due to the recognition of revenues in the fourth quarter of 2007 from a number of large broadcast deals for which payment had already been received.

At December 31, 2007 and 2006, we held inventory in the amounts of $117.3 million and $144.2 million, respectively. These balances include stockroom, spare parts and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenue. The decrease in inventory of $26.9 million from December 31, 2006 to December 31, 2007 was the result of various 2007 operating initiatives, as well as approximately $6.4 million related to the write-off of inventories for discontinued products. The 2007 initiatives were launched in response to significant increases in our inventories in 2006. As a result of these initiatives, we increased utilization of outsourced manufacturing programs in Asia and focused on reducing our inventories through improved procurement and manufacturing forecasting.

Net cash flow provided by investing activities was $35.6 million in 2007, while in 2006 and 2005 we used cash of $25.5 million and $19.4 million, respectively, for investing activities. We hold our excess cash in short-term marketable securities and convert them to cash as needed. The net cash flow provided by investing activities for 2007 primarily reflected net proceeds of $63.6 million resulting from the timing of the sale and purchase of such marketable securities, partially offset by purchases of property and equipment. The net cash flow used in investing activities in 2006 primarily reflected cash paid, net of cash acquired, of $20.7 million, $11.4 million and $9.3 million for our acquisitions of Sibelius, Sundance Digital and Medea, respectively, and purchases of property and equipment, partially offset by net proceeds resulting from the sale and purchase of marketable securities. The net cash flow used in investing activities in 2005 primarily reflected the timing of purchases and sales of marketable securities, which resulted in net purchases in the period, and the purchase of property and equipment, partially offset by net cash acquired of $24.9 million related to our acquisition of Pinnacle. We purchased $26.1 million of property and equipment during 2007, compared to $20.8 million during 2006 and $17.8 million in 2005. Purchases of property and equipment in all years consisted primarily of computer hardware and software to support R&D activities and our information systems. Our capital spending in 2008 is currently expected to be approximately $35 million, including approximately $12 million for investment in projects related to Avid 20|20 initiatives. These amounts could increase in the event we enter into strategic business acquisitions or for other reasons.

Net cash flow used in financing activities was $15.3 million and $37.8 million, respectively, in 2007 and 2006, while in 2005 cash of $18.0 million was provided by financing activities. The cash used in financing activities in 2007 reflected a $26.6 million repurchase of our common stock in the second and fourth quarters of 2007, partially offset by proceeds of $11.1 million from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. The stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. Under this program, we were authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. During the second and fourth quarters of 2007, respectively, we repurchased 706,001 shares and 103,235 shares of common stock under the program at an average price per share, including commissions, of $32.92. As of December 31, 2007, $73.4 million remained authorized for future stock repurchases under the program. Subsequent to December 31, 2007, from February 5, 2008 through February 21, 2008, we repurchased an additional 3,454,197 shares of our common stock at an average price per share, including commissions, of $21.28, which completed the stock repurchases then authorized under the program. The average price per share, including commissions, of the total repurchase of 4,263,433 shares of our common stock was $23.49. On February 27, 2008, we announced our board of directors' approval of a $100 million increase in the authorized funds for the repurchase of our common stock under this program. The stock repurchase program is being funded through working capital. The cash used in financing activities in 2006 was primarily the result of $50.0 million used to repurchase 1,432,327 shares of our common stock under a stock repurchase program approved and completed in the third quarter of 2006, partially offset by proceeds of $8.2 million from the issuance of stock related to the exercise of stock options and our employee stock purchase plan.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with our Medea acquisition in 2006, we recorded severance obligations of $0.7 million and $0.5 million for lease termination costs. As of December 31, 2007, we had future cash obligations of approximately $1.3 million under leases for which we had vacated the underlying facilities and restructuring accruals of $2.0 million related to acquisition-related lease obligations. Lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010.

In 2007 we implemented corporate restructuring programs that are intended to reduce costs and enable our Professional Video and Consumer Video business units to better serve their respective customers through the elimination of duplicative business functions, improvement in operational efficiencies and alignment of key business skill sets with future opportunities. In connection with the restructurings, approximately 125 employees, primarily from the research and development teams and marketing and selling teams, were notified that their employment would be terminated; we reduced office space at our facilities in Tewksbury, Massachusetts; Mountain View, California; Montreal, Canada; Munich, Germany; and Chicago, Illinois; and we exited from the transmission server product line. During 2007 we recorded restructuring charges of $12.2 million related to these activities and charges of $1.5 million for revisions to estimates for restructuring plans initiated in prior years. With the exception of non-cash expenses of $4.4 million for the write-down of inventory and the disposal of fixed assets, these charges represented cash expenditures.

In connection with non-acquisition-related restructuring activities during 2007 and prior periods, as of December 31, 2007, we have future cash obligations of approximately $9.4 million under leases for which we have vacated the underlying facilities, and restructuring accruals of $1.2 million and $3.3 million related to severance and lease obligations, respectively. The lease accrual represents the excess of our lease commitments on space no longer used by us over expected payments to be received on subleases of such facilities. Severance payments will be made during the next twelve months. Lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations.

All payments related to restructuring actions are expected to be funded through working capital. See Footnote N to our Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for 2007.

Our cash requirements vary depending on factors such as our growth, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so or that we could do so on favorable terms.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS INCLUDING OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth future payments that we are obligated to make as of December 31, 2007 under existing lease agreements and commitments to purchase inventory (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$118,421	$28,461	$42,135	$23,714	$24,111
Unconditional purchase obligations	60,870	60,870	—	—	—
	$179,291	$89,331	$42,135	$23,714	$24,111

Other contractual arrangements that may result in cash payments consist of the following (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	All Other
Transactions with recourse	$ 8,800	$8,800	—	—	$ —	$ —
FIN 48 liability and interest (a)	4,700	—	—	—	—	4,700
Stand-by letter of credit	750	—	—	—	750	—
	$14,250	$8,800	—	—	$750	$4,700

(a)

As of December 31, 2007, our FIN 48 liability related to unrecognized tax positions and related interest was $4.7 million, and we were unable to reasonably estimate the timing of our FIN 48 liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of the positions.

Through a third party, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end-user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2007, our maximum exposure under this program was $8.8 million.

We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of December 31, 2007, of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. As of December 31, 2007, we were not in default of this lease.

We conduct our business globally and, consequently, our results from operations are exposed to movements in foreign- currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange exposures of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2007, we had foreign currency forward contracts outstanding with an aggregate notional value of $53.8 million, denominated in the euro, British pound, Canadian dollar and Japanese yen, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), or SFAS 141(R), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer's financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on our accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions made at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires that a noncontrolling interest, or minority interest, be recognized as equity in the consolidated financial statements and that it be presented separately from the parent’s equity. Also, the amounts of net income attributable to the parent and to the noncontrolling interest must be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary constitute equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, with that gain or loss measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests; all other requirements may only be applied prospectively. Adoption of SFAS No. 160 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

At December 31, 2007, we had foreign currency forward contracts outstanding with an aggregate notional value of $53.8 million, denominated in the euro, British pound, Canadian dollar and Japanese yen, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances. For the year ended December 31, 2007, net losses of $2.0 million resulting from forward contracts were included in results of operations, offset by $3.3 million of net transaction and remeasurement gains on the related assets and liabilities.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2007, we held $224.5 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	48

Reports of Independent Registered Public Accounting Firms	49

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	52

Consolidated Balance Sheets as of December 31, 2007 and 2006	53

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	54

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	55

Notes to Consolidated Financial Statements	56

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	F-1

Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that as of December 31, 2007 the Company’s internal control over financial reporting is effective based on the criteria set forth by the COSO.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal controls over financial reporting as of December 31, 2007. Please see page 49.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Avid Technology, Inc.

We have audited Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avid Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the index in Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note B to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avid Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Avid Technology, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein with respect to the year ended December 31, 2005 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, MA

March 7, 2006

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005
Net revenues:
Products	$806,103	$809,002	$692,787
Services	123,467	101,576	82,656
Total net revenues	929,570	910,578	775,443

Cost of revenues:
Products	390,725	388,483	308,386
Services	68,529	56,218	45,274
Amortization of intangible assets	16,895	21,193	11,027
Restructuring costs	4,278	—	—
Total cost of revenues	480,427	465,894	364,687
Gross profit	449,143	444,684	410,756

Operating expenses:
Research and development	150,707	141,363	111,334
Marketing and selling	210,456	203,967	170,787
General and administrative	77,463	63,250	47,147
Amortization of intangible assets	13,726	14,460	9,194
Impairment of goodwill	—	53,000	—
Restructuring costs, net	9,410	2,613	3,155
In-process research and development	—	879	32,390
Total operating expenses	461,762	479,532	374,007

Operating income (loss)	(12,619)	(34,848)	36,749

Interest income	8,256	7,991	5,244
Interest expense	(603)	(489)	(367)
Other income (expense), net	(16)	(228)	709
Income (loss) before income taxes	(4,982)	(27,574)	42,335
Provision for income taxes, net	2,997	15,353	8,355
Net income (loss)	$(7,979)	$(42,927)	$33,980

Net income (loss) per common share – basic	$(0.19)	$(1.03)	$0.90
Net income (loss) per common share – diluted	$(0.19)	$(1.03)	$0.86

Weighted-average common shares outstanding – basic	40,974	41,736	37,762
Weighted-average common shares outstanding – diluted	40,974	41,736	39,517

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$208,619	$96,279
Marketable securities	15,841	75,828
Accounts receivable, net of allowances of $20,784 and $22,331 at December 31, 2007 and 2006, respectively	138,692	138,578
Inventories	117,324	144,238
Deferred tax assets, net	1,873	1,254
Prepaid expenses	9,967	8,648
Other current assets	24,948	19,114
Total current assets	517,264	483,939

Property and equipment, net	46,160	40,483
Intangible assets, net	71,427	102,048
Goodwill	360,584	360,143
Other assets	10,518	10,421
Total assets	$1,005,953	$997,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,992	$34,108
Accrued compensation and benefits	30,724	22,246
Accrued expenses and other current liabilities	49,319	52,801
Income taxes payable	13,869	13,284
Deferred revenues	79,771	73,743
Total current liabilities	208,675	196,182

Long-term liabilities	17,495	20,471
Total liabilities	226,170	216,653

Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares issued at December 31, 2007 and 2006; and 41,094 and 41,095 outstanding at December 31, 2007 and 2006, respectively	423	423
Additional paid-in capital	968,339	952,763
Accumulated deficit	(155,722)	(134,708)
Treasury stock at cost, net of reissuances, 1,245 shares and 1,244 shares at December 31, 2007 and 2006, respectively	(45,823)	(43,768)
Accumulated other comprehensive income	12,566	5,671
Total stockholders’ equity	779,783	780,381
Total liabilities and stockholders’ equity	$1,005,953	$997,034

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Issued	In Treasury
Balances at December 31, 2004	34,837	—	$ 348	$ 546,849	($122,775)	$ —	($4,392)	$ 4,591	$ 424,621

Stock issued pursuant to employee stock plans	1,010		10	18,104					18,114
Issuance of common stock in connection with acquisition	6,250		63	362,799					362,862
Amortization of and reversal of deferred compensation	(2)			(195)			2,562		2,367
Tax benefits on stock options				1,146					1,146
Comprehensive income:
Net income					33,980				33,980
Net change in unrealized gain (loss) on marketable securities								92	92
Translation adjustment								(3,585)	(3,585)
Other comprehensive income									(3,493)
Comprehensive income									30,487
Balances at December 31, 2005	42,095	—	421	928,703	(88,795)	—	(1,830)	1,098	839,597

Stock repurchased		(1,432)		(43)		(50,000)			(50,043)
Stock issued pursuant to employee stock plans	244	204	2	4,334	(2,986)	6,885			8,235
Stock-based compensation				15,191			1,830		17,021
Tax benefits on stock options				4,080					4,080
Issuance (recovery) of common stock in connection with acquisitions		(12)		498		(493)			5
Stock recovery for payment of withholding tax		(4)				(160)			(160)
Comprehensive loss:
Net loss					(42,927)				(42,927)
Net change in unrealized gain (loss) on marketable securities								37	37
Translation adjustment								4,536	4,536
Other comprehensive income									4,573
Comprehensive loss									(38,354)
Balances at December 31, 2006	42,339	(1,244)	423	952,763	(134,708)	(43,768)	—	5,671	780,381

Stock repurchased		(809)		(24)		(26,615)			(26,639)
Stock issued pursuant to employee stock plans		810		(639)	(13,035)	24,617			10,943
Stock-based compensation				15,949					15,949
Tax benefits on stock options				290					290
Recovery of common stock in connection with acquisitions		(1)				(34)			(34)
Stock recovery for payment of withholding tax		(1)				(23)			(23)
Comprehensive loss:
Net loss					(7,979)				(7,979)
Net change in unrealized gain (loss) on marketable securities								11	11
Translation adjustment								6,884	6,884
Other comprehensive income									6,895
Comprehensive loss									(1,084)
Balances at December 31, 2007	42,339	(1,245)	$ 423	$ 968,339	($155,722)	($45,823)	$ —	$ 12,566	$ 779,783

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,979)	$(42,927)	$33,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,186	57,381	37,488
Provision for (recoveries of) doubtful accounts	220	(618)	753
Non-cash provision for restructuring	4,440	—	—
In-process research and development	—	879	32,390
Impairment of goodwill	—	53,000	—
(Gain) loss on disposal of fixed assets	(88)	220	21
Compensation expense from stock grants and options	15,949	17,021	2,447
Tax benefit of stock option exercises	—	—	1,146
Equity in loss (income) of non-consolidated company	130	203	(291)
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(2,980)	4,499	(226)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	3,574	10,118	(38,081)
Inventories	23,899	(43,612)	(22,649)
Prepaid expenses and other current assets	(5,882)	(785)	26
Accounts payable	496	(14,236)	6,625
Accrued expenses, compensation and benefits and other liabilities	3,826	(13,954)	(14,867)
Income taxes payable	(1,398)	1,472	5,153
Deferred revenues	6,693	5,059	5,910
Net cash provided by operating activities	94,086	33,720	49,825

Cash flows from investing activities:
Purchases of property and equipment	(26,129)	(20,773)	(17,766)
Payments for other long-term assets	(1,344)	(1,117)	(1,624)
Payments for business acquisitions, including transaction costs, net of cash acquired	(529)	(43,128)	(6,419)
Cash received in business acquisition, including transaction costs, net of cash paid	—	—	24,942
Purchases of marketable securities	(10,185)	(53,454)	(104,354)
Proceeds from sales of marketable securities	73,790	92,971	85,865
Net cash provided by (used in) investing activities	35,603	(25,501)	(19,356)

Cash flows from financing activities:
Payments on capital lease obligations	(51)	(107)	(85)
Purchases of common stock for treasury	(26,639)	(50,043)	—
Proceeds from issuance of common stock under employee stock plans	11,059	8,235	18,114
Tax benefits of stock option exercises	290	4,080	—
Net cash (used in) provided by financing activities	(15,341)	(37,835)	18,029

Effect of exchange rate changes on cash and cash equivalents	(2,008)	2,822	(1,983)
Net increase (decrease) in cash and cash equivalents	112,340	(26,794)	46,515
Cash and cash equivalents at beginning of period	96,279	123,073	76,558
Cash and cash equivalents at end of period	$208,619	$96,279	$123,073

See Notes F, H and R for supplemental disclosures.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND OPERATIONS

Avid Technology, Inc. (“Avid” or the “Company”) develops, markets, sells and supports a wide range of software and hardware for digital media production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company’s products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by game developers and Internet professionals. Projects produced using Avid’s products include major motion pictures and prime-time television, music, video and other recordings. The Company is organized into strategic business units that reflect the principal markets into which Avid’s products are sold: Professional Video, Audio and Consumer Video. These business units also reflect the Company’s reportable segments

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

During the year ended December 31, 2006, the Company concluded that it was appropriate to classify its investments in variable rate demand note securities as marketable securities. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company revised the classification to exclude from cash and cash equivalents $10.9 million of variable rate demand note securities at December 31, 2005 and to include such amounts as marketable securities. In addition the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $8.4 million for the year ended December 31, 2005. This change in classification did not affect previously reported cash flows from operations or from financing activities.

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

The U.S. parent company and various other wholly owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies that are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Any gains and losses relating to these loans are included in the cumulative translation adjustment account in the balance sheet.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper and money market investments. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of certificates of deposit, corporate obligations, commercial paper and asset-backed securities (see Note C). The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different regions. No individual customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2007 or 2006. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out or moving-average basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand (generally for the following twelve months) and market conditions. Inventory in the digital-media market, including the Company’s inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company’s estimates.

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

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of customer relationships, trade names and developed technology, resulted from the Company’s acquisitions of the following companies or their assets: Sibelius Software Limited (“Sibelius”); Sundance Digital, Inc. (“Sundance Digital”); Medea Corporation (“Medea”); Pinnacle Systems Inc. (“Pinnacle”); Wizoo Sound Design GmbH (“Wizoo”); Midiman, Inc., d/b/a M-Audio (“M-Audio”); Avid Nordic AB (“Avid Nordic”) and NXN Software GmbH (“NXN”) (see Note G). These assets were accounted for under the purchase method. Finite-lived acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology acquired from Sibelius, Sundance Digital, Medea and Pinnacle, are amortized on a straight-line basis over their estimated useful lives of two years to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. The developed technology acquired from Sibelius, Sundance Digital, Medea and Pinnacle is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two years to four years, or the straight-line method over each product’s remaining respective useful life.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. The Company generally uses a discounted cash flow valuation model to determine the fair values of reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a multiple of revenue. These amounts are estimated by evaluating historical trends, current budgets, operating plans and industry data. For reporting units composed primarily of acquired businesses, the Company utilizes the same technique as was used to value the acquisition assuming it is consistent with the objective of measuring fair value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value is recorded.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, are met. In addition, for certain transactions where the Company's services are non-routine or essential to the delivered products, the Company records revenues upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within the Professional Video segment, much of the Audio segment and the Consumer Video segment, the Company follows the guidance of SOP 97-2 for revenue recognition on most of its product and service transactions since they are software or software-related. However, for certain offerings in the Company’s Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenues based on satisfying the criteria in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") Issue 00-21, Revenue Arrangements with Multiple Deliverables.

In connection with many of the Company’s product sale transactions, customers may purchase a maintenance and support agreement. The Company recognizes revenues from maintenance contracts on a ratable basis over their term. The Company recognizes revenues from training, installation and other services as the services are performed.

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

In most cases, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, certain transactions, typically those involving orders from end users, such as news broadcasters, for a significant number of products for a single customer site may require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenues for either the products shipped or the installation services performed until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenues are recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Telephone support, enhancements and unspecified upgrades typically are provided at no additional charge during the product’s initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenue ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, and provided that the Company has vendor specific objective evidence regarding the fair value of the undelivered element, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes that revenue only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

A significant portion of the Company’s revenues are derived from indirect sales channels, including authorized resellers and distributors. Within the Company’s Professional Video segment, resellers and distributors are generally not granted rights to return products to the Company after purchase, and actual product returns from them have been insignificant to date. However, distributors of the Avid Media Composer, Avid Xpress Pro and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on the Company’s results of operations. In contrast, some channel partners, particularly the Company’s Audio and certain Consumer Video channel partners, are offered limited rights of return, stock rotation and price protection. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, the Company records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of the Company’s revenues for any period may be impacted if actual product returns or other reseller credits prove to be materially different from the Company’s estimates. To date actual returns and other allowances have not differed from management's estimates.

A portion of the Company’s revenues from sales of Consumer Video products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners are recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume that are accounted for as reductions to revenues upon shipment of related products or expected achievement of purchasing volumes. In accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), consideration given to customers or resellers under the rebate program is recorded as a reduction to revenues because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company’s products.

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenue is recognized only if the Company is reasonably assured that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured based on the Company’s credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether there is sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

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

The Company records as revenue all amounts billed to customers for shipping and handling costs and records its actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenue, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to a government authority.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2007, 2006 and 2005 were $10.7 million, $14.8 million and $13.2 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain resellers in the Professional Video segment. Participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid. Consideration given to these resellers is included in marketing and selling expenses in accordance with EITF Issue 01-09, as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company’s products and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management’s estimates.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Capitalized software development costs amortized to cost of product revenues were $1.5 million, $1.0 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $1.6 million and $1.9 million at December 31, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007, and did not recognize any adjustments in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as non-vested restricted stock, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive. (see Note Q).

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2007 and 2006 is composed of cumulative translation adjustments of $12.6 million and $5.8 million, respectively, and net unrealized losses on debt securities of ($0.0) million and ($0.1) million, respectively.

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note L. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, the Company is required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company is also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the year ended December 31, 2005 (in thousands, except per share data):

For the Year Ended December 31, 2005
Net income as reported	$33,980
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,447
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(27,219)
Pro forma net income	$9,208

Net income per share:
Basic-as reported	$0.90
Basic-pro forma	$0.24
Diluted-as reported	$0.86
Diluted-pro forma	$0.23

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $15.9 million and $17.0 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was recorded for 2007 and 2006, respectively. (See Note L for further disclosure of stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.)

Recent Accounting Pronouncements

In December 2007, the FASB, issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer's financial statement recognition and measurement of the assets acquired; the liabilities assumed; including those arising from contractual contingencies, any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions made at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires that a noncontrolling interest, or minority interest, be recognized as equity in the consolidated financial statements and that it be presented separately from the parent’s equity. Also, the amounts of net income attributable to the parent and to the noncontrolling interest must be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, with such gain or loss measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests; all other requirements may only be applied prospectively. Adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the Company's fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position or results of operations.

C.	MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2007 and 2006 were as follows (in thousands):

	Cost	Net Unrealized Gains (Losses)	Fair Value
2007
Corporate obligations	$5,101	$(2)	$5,099
Certificates of deposit	1,000	—	1,000
Commercial paper	2,982	—	2,982
Asset-backed securities	6,802	(42)	6,760
	$15,885	$(44)	$15,841

2006
Corporate obligations	$51,259	$3	$51,262
Asset-backed securities	24,623	(57)	24,566
	$75,882	$(54)	$75,828

All fixed income securities held at December 31, 2007 and 2006 had an effective maturity of less than one year. The Company’s investments in floating-rate securities are recorded at cost, which approximates fair value due to their variable interest rates. The interest rates generally reset within 120 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate investments in floating-rate securities. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the years ended December 31, 2007, 2006 and 2005.

D.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

	December 31,
	2007	2006
Accounts receivable	$159,476	$160,909
Less:
Allowance for doubtful accounts	(2,160)	(2,583)
Allowance for sales returns and rebates	(18,624)	(19,748)
	$138, 692	$138,578

The accounts receivable balances as of December 31, 2007 and 2006, exclude approximately $24.6 million and $40.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

E.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$31,316	$41,937
Work in process	6,179	9,140
Finished goods	79,829	93,161
	$117,324	$144,238

As of December 31, 2007 and 2006, the finished goods inventory included inventory at customer locations of $22.8 million and $23.3 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

F.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Depreciable Life	December 31, 2007	December 31, 2006
Computer and video equipment and software	2 to 5 years	$116,413	$117,654
Manufacturing tooling and testbeds	2 to 8 years	7,748	8,067
Office equipment	3 to 5 years	3,741	3,890
Furniture and fixtures	3 to 13 years	13,314	13,413
Leasehold improvements	2 to 10 years	30,762	26,371
		171,978	169,395
Less accumulated depreciation and amortization		125,818	128,912
		$46,160	$40,483

Depreciation and amortization expense related to property and equipment was $21.1 million, $20.7 million and $16.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company wrote off fully depreciated assets with gross values of $19.4 million, $4.7 million and $2.3 million in 2007, 2006 and 2005, respectively.

G.	ACQUISITIONS

Sibelius

In July 2006, the Company acquired all the outstanding shares of Sibelius, a U.K.-based music applications software company and leading provider of music notation software for the educational and professional markets, for cash, net of cash acquired, of $20.3 million plus transaction costs of $0.7 million and $0.5 million for the fair value of stock options assumed. In the third quarter of 2006, the Company performed an allocation of the purchase price to the net tangible assets and intangible assets of Sibelius based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: $1.0 million to net tangible assets acquired, $9.2 million to amortizable identifiable intangible assets, $0.5 million to in-process R&D and the remaining $10.8 million to goodwill. An additional $3.2 million was recorded as goodwill for deferred tax liabilities related to non-deductible intangible asset amortization. During the fourth quarter of 2006, the Company received a cash refund of $0.3 million related to the settlement of a purchase price adjustment clause in the acquisition agreement that was recorded as a decrease to goodwill. Also during the fourth quarter of 2006 and the first quarter of 2007, the Company continued its analysis of the fair values of certain assets and liabilities, primarily deferred tax assets and tax reserves, and recorded an increase in the value of net assets acquired of $0.3 million with a corresponding decrease to goodwill. At December 31, 2007, the total goodwill was $13.4 million. The goodwill was assigned to the Company's Audio segment and is not deductible for tax purposes.

The amortizable identifiable intangible assets include developed technology of $6.6 million, customer relationships of $1.8 million and a trade name of $0.8 million. The values of the customer relationships and trade name are both being amortized on a straight-line basis over their estimated useful lives of six years. The value of the developed technology is being amortized over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and 2) the straight-line method, over the estimated useful life of four years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately five years. Amortization expense for these intangible assets totaled $2.1 million for 2007 and $0.9 million from the date of acquisition to December 31, 2006, and accumulated amortization was $3.0 million at December 31, 2007. The allocation of $0.5 million to in-process R&D was expensed at the time of acquisition and represents technology that had not yet reached technological feasibility and had no alternative future use. The Company used the income approach to determine the values of the acquired intangible assets.

Sundance Digital

In April 2006, the Company acquired all the outstanding shares of Sundance Digital, a Texas-based developer of automation and device-control software for broadcast video servers, tape transports, graphics systems and other broadcast station equipment, for cash, net of cash acquired, of $11.2 million plus transaction costs of $0.2 million. In the second quarter of 2006, the Company performed an allocation of the purchase price to the net tangible and intangible assets of Sundance Digital based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($4.0) million to net liabilities assumed, $5.6 million to amortizable identifiable intangible assets and the remaining $9.8 million to goodwill. During the remainder of 2006 and the first three months of 2007, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accounts receivable reserves. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a net increase of $0.5 million in the value of the net liabilities assumed and a corresponding increase to goodwill. At December 31, 2007, the total goodwill was $10.3 million. The goodwill was assigned to the Company's Professional Video segment and is not deductible for tax purposes.

The amortizable identifiable intangible assets include developed technology of $3.9 million, customer relationships of $1.0 million, non-compete agreements of $0.4 million and trademarks and trade name of $0.3 million. The values of the customer relationships, non-compete agreements and trademarks and trade name, which were determined using the income approach, are being amortized on a straight-line basis over their estimated useful lives of six years, two years and six years, respectively. The value of the developed technology, which was determined using the cost approach, is being amortized over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and 2) the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately four years. Amortization expense for these intangible assets totaled $2.0 million for 2007 and $1.2 million from the date of acquisition to December 31, 2006, and accumulated amortization was $3.2 million at December 31, 2007.

Medea

In January 2006, the Company acquired all the outstanding shares of Medea, a California-based provider of local storage solutions for real-time media applications, for cash of $8.9 million plus transaction costs of $0.2 million. In the first quarter of 2006, the Company performed an allocation of the purchase price to the net tangible and intangible assets of Medea based on their fair values as of the consummation of the acquisition. The purchase price was allocated as follows: ($2.1) million to net liabilities assumed, $3.8 million to amortizable identifiable intangible assets, $0.3 million to in-process R&D and the remaining $7.1 million to goodwill. During the remainder of 2006, the Company continued its analysis of the fair values of certain assets and liabilities primarily related to accruals for employee terminations and a facility closure. Accordingly, the Company recorded adjustments to these assets and liabilities resulting in a $1.1 million increase in net liabilities assumed and a corresponding increase to goodwill. At December 31, 2007, the total goodwill was $8.2 million. The goodwill was assigned to the Company's Professional Video segment and is not deductible for tax purposes.

The amortizable identifiable intangible assets include developed technology of $2.7 million, customer relationships of $0.7 million, order backlog of $0.3 million and non-compete agreements of $0.1 million. The customer relationships and non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of six years and two years, respectively. The value of the developed technology is being amortized over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and 2) the straight-line method, over the estimated useful life of two and one-half years. The order backlog, which had an estimated useful life of six months, was fully amortized during the first two quarters of 2006. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three years. Amortization expense for these intangible assets totaled $1.4 million for 2007 and $1.6 million from the date of acquisition to December 31, 2006. Accumulated amortization for the customer relationships, non-competition agreements and developed technology was $2.7 million at December 31, 2007. The allocation of $0.3 million to in-process R&D was expensed at the time of acquisition. The Company used the income approach to determine the values of the acquired intangible assets.

Pinnacle

In August 2005, Avid completed the acquisition of California-based Pinnacle, a supplier of digital video products to customers ranging from individuals to broadcasters. Avid paid $72.1 million in cash plus common stock consideration of approximately $362.9 million in exchange for all of the outstanding shares of Pinnacle. Avid also incurred $6.5 million of transaction costs. The Company incorporated Pinnacle’s broadcast and professional offerings, including the Deko on-air graphics system, into its Professional Video segment and formed a new Consumer Video segment that offers Pinnacle’s consumer products, including Pinnacle Studio and other products.

During 2005 the Company allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired; $123.1 million to identifiable intangible assets, including $32.3 million of in-process R&D; and the remaining $226.5 million to goodwill. During 2006 the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventory reserves; deferred tax assets and tax reserves; and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $12.7 million increase in the value of the net assets acquired and a corresponding decrease to goodwill. This resulted in total goodwill related to the Pinnacle acquisition of $213.8 million, with $82.7 million assigned to the Company’s Professional Video segment and $131.1 million assigned to the Consumer Video segment.

In December 2006, the Company's annual goodwill impairment testing determined that the carrying value of the Consumer Video segment goodwill exceeded its implied fair value. As described in Note B, the Company performs its annual goodwill impairment analysis in the fourth quarter of each year. This is also the quarter in which the Company completes its annual budget for the upcoming year and updates longer-range plans for each business unit. In connection with these analyses, revenue projections for the Consumer Video business unit were lowered significantly from those prepared in connection with the acquisition, indicating the fair value of the business had declined. A new estimate of the fair value of the Consumer Video unit was prepared based on a multiple-of-revenues technique similar to that used in valuing the Pinnacle acquisition, updated for these current revenue projections. This fair value was then allocated among the Consumer Video segment’s tangible and intangible assets and liabilities to determine the implied fair value of goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $53 million, the Company recorded this amount as an impairment loss, reducing Consumer Video goodwill to $78.1 million at December 31, 2006.

During the first three months of 2007, the Company recorded a further $0.3 million reduction in the deferred tax liabilities assumed and a corresponding decrease in goodwill. At December 31, 2007, the total goodwill was $160.5 million with $78.0 assigned to the Consumer Video segment and $82.5 million assigned to the Professional Video segment. The goodwill is not deductible for tax purposes.

The identifiable intangible assets, with the exception of the in-process R&D, which was expensed at the time of acquisition, are being amortized over their estimated useful lives of six and one-half years for customer relationships, seven years for the trade names and two to three years for the developed technology. The weighted-average amortization period for these intangible assets is approximately five years. These intangible assets are being amortized using the straight-line method, with the exception of developed technology. Developed technology is being amortized on a product-by-product basis over the greater of: 1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two to three years, and 2) the straight-line method over each product’s remaining respective useful life. Amortization expense for these intangible assets totaled $18.4 million, $24.5 million and $12.6 million, respectively, for the years ended December 31, 2007, 2006 and 2005, and accumulated amortization was $55.5 million at December 31, 2007.

Wizoo

In August 2005, Avid acquired all the outstanding shares of Wizoo, a Germany-based provider of virtual instruments for music producers and sound designers. The total purchase price of $5.1 million was allocated as follows: ($0.6 million) to net liabilities assumed, $1.2 million to amortizable identifiable intangible assets, $0.1 million to in-process R&D and the remaining $4.4 million to goodwill. The goodwill is reported within the Company’s Audio segment and is not deductible for tax purposes.

The amortizable identifiable intangible assets, which include developed technology of $0.6 million and license agreements of $0.6 million, are being amortized on a straight-line basis over their estimated useful lives of two to four years and three to four years, respectively. Amortization expense for these intangible assets totaled $0.3 million, $0.4 million and $0.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005, and accumulated amortization was $0.9 million at December 31, 2007. The in-process R&D of $0.1 million was expensed at the time of acquisition.

As part of the purchase agreement, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. During 2006 three engineering milestones were met and €0.6 million ($0.8 million) was recorded as additional purchase price. During the first quarter of 2007, the final milestone was met and an additional €0.4 million ($0.5 million) was recorded as additional purchase price. Also, during 2006, goodwill was reduced by $0.5 million primarily as a result of an increase in the value of net assets acquired due to the utilization of Wizoo deferred tax assets, resulting in a goodwill balance of $5.2 million at December 31, 2007.

Other Acquisitions

During the year ended December 31, 2004, the Company acquired M-Audio, Avid Nordic and NXN. As of December 31, 2007, the goodwill balances related to the M-Audio, Avid Nordic and NXN acquisitions were $120.5 million allocated to the Audio segment, $3.8 million allocated to the Professional Video segment and $34.8 million allocated to the Professional Video segment, respectively. In connection with these acquisitions, the Company allocated $50.3 million to identifiable intangible assets for customer relationships, developed technology, a trade name and a non-compete covenant, which are being amortized over their estimated useful lives of three to twelve years, four to six years, six years and two years, respectively. Amortization expense relating to these intangible assets was $6.1 million, $6.5 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Amortizing Identifiable Intangible Assets

As a result of the Company’s acquisitions, amortizing identifiable intangible assets consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,727	$(54,099)	$11,628	$66,298	$(36,984)	$29,314
Customer relationships and order backlog	71,701	(25,205)	46,496	72,041	(16,204)	55,837
Trade names	21,316	(8,284)	13,032	21,316	(5,093)	16,223
Non-compete covenants	1,704	(1,637)	67	1,704	(1,384)	320
License agreements	560	(356)	204	560	(206)	354
	$161,008	$(89,581)	$71,427	$161,919	$(59,871)	$102,048

Amortization expense related to all intangible assets in the aggregate was $30.6 million, $35.6 million and $20.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company expects amortization of these intangible assets to be approximately $21 million in 2008, $15 million in 2009, $12 million in 2010, $11 million in 2011, $4 million in 2012, and $8 million thereafter.

Pro Forma Financial Information for Acquisitions (Unaudited)

The results of operations of Sibelius, Sundance Digital and Medea have been included in the results of operations of the Company since the respective date of each acquisition. The following unaudited pro forma financial information presents the results of operations for the year ended December 31, 2006 as if the acquisitions of Sibelius and Sundance Digital had occurred at the beginning of 2006. Pro forma results of operations giving effect to the Medea acquisition are not included as they would not differ materially from reported results. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of 2006 or of future results.

(in thousands except per share data)	For the Year Ended December 31, 2006
Net revenues	$919,951
Net loss	($45,540)
Net loss per share – basic	($1.09)
Net loss per share - diluted	($1.09)

H.	INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
United States	$(23,324)	$(27,309)	$36,019
Foreign	18,342	(265)	6,316
Total income (loss) before income taxes	$(4,982)	$(27,574)	$42,335

Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$(2,779)	$2,290	$705
State	250	669	225
Foreign benefit of net operating losses	(1,270)	(364)	(2,979)
Other foreign	10,099	8,259	10,630
Total current tax expense	6,300	10,854	8,581

Deferred tax expense (benefit):
Federal	318	7,926	1,820
State	—	—	—
Foreign benefit of net operating losses	—	—	—
Other foreign	(3,621)	(3,427)	(2,046)
Total deferred tax expense (benefit)	(3,303)	4,499	(226)
Total provision for income taxes	$2,997	$15,353	$8,355

Net cash payments for income taxes in 2007, 2006 and 2005 were approximately $6.0 million, $4.9 million, and $3.1 million, respectively.

The cumulative amount of undistributed earnings of subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $123.2 million at December 31, 2007.

Net deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Tax credit and net operating loss carryforwards	$80,509	$80,982
Allowances for bad debts	315	443
Difference in accounting for:
Revenue	5,513	6,166
Costs and expenses	36,949	23,931
Inventories	5,184	5,827
Acquired intangible assets	44,791	51,910
Other	3	3
Gross deferred tax assets	173,264	169,262
Valuation allowance	(140,486)	(138,974)
Deferred tax assets after valuation allowance	32,778	30,288

Deferred tax liabilities:
Difference in accounting for:
Revenue	(6)	—
Costs and expenses	(5,974)	(2,056)
Inventories	(2,621)	(2,469)
Acquired intangible assets	(25,278)	(31,374)
Other	—	—
Gross deferred tax liabilities	(33,879)	(35,899)

Net deferred tax assets (liabilities)	$(1,101)	$(5,611)

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

For U.S. federal income tax purposes at December 31, 2007, the Company has tax credit carryforwards of approximately $55.4 million, which will expire between 2008 and 2027, and net operating loss carryforwards of approximately $226.8 million, which will expire between 2018 and 2027. These amounts include $0.8 million in Pinnacle tax credit carryforwards and $82.8 million in Pinnacle net operating loss carryforwards, both of which are subject to limitation under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Based on the level of the deferred tax assets as of December 31, 2007 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warrants a full valuation allowance at December 31, 2007.

The Company’s assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. If the valuation allowance of $140.5 million as of December 31, 2007 were to be removed in its entirety, a $101.4 million non-cash reduction in income tax expense, and a $39.1 million credit to goodwill related to Pinnacle net operating losses, tax credit carryforwards and temporary differences would be recorded. For 2007 there was no impact to goodwill resulting from the utilization of the acquired U.S. deferred tax assets. For 2006 the impact to goodwill resulting from the utilization of acquired U.S. deferred tax assets was $9.8 million.

Excluded from the above deferred tax schedule as of December 31, 2007 are tax assets totaling $67.4 million resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. As a result of the exercise of employee stock options, the Company recorded increases to additional paid-in capital of $0.3 million and $4.1 million in 2007 and 2006, respectively.

The following table sets forth a reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate:

	2007	2006	2005
Statutory rate	(35)%	(35)%	35%
Tax credits	(51)	(5)	(2)
Foreign operations	(114)	20	(5)
State taxes, net of federal benefit	3	1	3
Other	10	2	1
In process research and development	-	-	27
Goodwill impairment	-	67	-
Increase (decrease) in valuation allowance	247	6	(39)
Effective tax rate	60%	56%	20%

In June 2006, the FASB issued FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. As a result of the adoption of FIN 48 on January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, Avid had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company's effective tax rate if recognized. In March 2007, a Canadian R&D tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, Avid recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the year ended December 31, 2007. At December 31, 2007, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $4.7 million, of which $2.1 million would affect the Company's effective tax rate if recognized. The remaining balance of $2.6 million, if recognized, would reduce goodwill. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties (in thousands):

Unrecognized tax benefits at January 1, 2007	$6,200
Increases for tax positions taken during a prior period	400
Increases for tax positions taken during the current period	200
Decreases related to settlements	(2,800)
Increases (decreases) resulting from the expiration of statute of limitations	—
Unrecognized tax benefits at December 31, 2007	$4,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of both December 31 and January 1, 2007, Avid had approximately $0.7 million of accrued interest related to uncertain tax positions.

The tax years 2001 through 2006 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

I.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Long-term deferred tax liabilities, net	$7,430	$11,116
Long-term deferred revenue	4,581	3,851
Long-term deferred rent	3,008	3,396
Long-term accrued restructuring	2,476	2,108
	$17,495	$20,471

J.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2007 were as follows (in thousands):

Year
2008	$28,461
2009	23,520
2010	18,615
2011	13,555
2012	10,159
Thereafter	24,111
Total	$118,421

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases was $6.7 million as of December 31, 2007. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2011 and represent an aggregate obligation of $10.7 million through 2011. The Company has restructuring accruals of $5.3 million at December 31, 2007 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities related obligations (see Note N).

The Company's two leases for corporate office space in Tewksbury, Massachusetts, which expire in June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have early termination options, which if exercised by the Company, would result in penalties of approximately $2.5 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $22.6 million, $22.2 million and $19.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total rent received from the Company’s operating subleases was approximately $3.2 million, $3.5 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2007, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at $0.8 million throughout the remaining lease period, which extends to September 2014. As of December 31, 2007, the Company was not in default of this lease.

Purchase Commitments and Sole Source Suppliers

As of December 31, 2007, the Company had entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and in the aggregate total approximately $60.9 million.

The Company depends on sole source suppliers for certain key hardware components of its products. If any of these sole source suppliers cease, suspend or otherwise limit production or shipment of their hardware components, or adversely modify purchasing terms or pricing structures, the Company's ability to sell and service its products may be impaired. The Company procures product components and builds inventory based on forecasts of product life cycle and customer demand. If the Company is unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, the Company may have insufficient, excess or obsolete product inventory.

Transactions with Recourse

The Company, through a third party, provides lease financing options to its customers, including end-users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2007 and 2006, Avid’s maximum recourse exposure totaled approximately $8.8 million and $11.0 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on these historical default rates applied to the funded amount outstanding at period end. At December 31, 2007 and 2006, the Company’s accrual for estimated losses was $0.8 million and $1.5 million, respectively.

Contingencies

Avid receives inquiries from time to time claiming possible patent infringement by the Company. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Settlements related to any such claims are generally included in the “general and administrative expenses” caption in the Company’s consolidated statements of operations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company's Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys' fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17.7 million, was served on September 4, 2007. Pinnacle’s motion to dismiss the complaint in its entirety is scheduled for hearing on March 7, 2008. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification and remanded the case for a new damages trial with instructions that would limit the potential award to a sum significantly lower than the amount demanded in the Engelkes’ complaint against Pinnacle. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company's financial position or results of operations.

In April 2005 Avid was notified by the Korean Federal Trade Commission (“KFTC”) that a former reseller, Neat Information Telecommunication, Inc. (“Neat”), had filed a petition against a subsidiary of the Company, Avid Technology Worldwide, Inc., alleging unfair trade practices. On August 11, 2005, the KFTC issued a decision in favor of Avid regarding the complaint filed by Neat. On February 16, 2006, in response to a second petition filed by Neat, the KFTC reaffirmed its earlier decision in favor of Avid and concluded its review of the case. On October 14, 2005, Neat filed a related civil lawsuit in Seoul Central District Court against Avid Technology Worldwide, Inc. alleging tortious conduct and unfair trade practices. On August 11, 2006, Neat filed an identical complaint against Avid Technology, Inc. Neat sought alleged damages of approximately $1.1 million, plus interest and attorneys’ fees. The parties reached a settlement during 2007. Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

On August 16, 2006, Trevor Blumenau filed a complaint against the Company in the U.S. District Court, Northern District of Texas, alleging infringement of U.S. Patent 5,664,216 (the "216 patent"), entitled Iconic Audiovisual Data Editing Environment. The complaint asserted that Avid develops, markets and sells software that infringes one or more claims in the 216 patent. On March 12, 2007, Avid filed an answer, denying infringement and making counterclaims seeking a declaratory judgment that the patent is invalid and unenforceable. The parties reached a settlement during 2007. Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company’s products. These indemnification provisions generally offer perpetual coverage for infringement claims based on the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

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

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2007 and 2006 (in thousands):

Accrual balance at December 31, 2005	$6,190
Acquired product warranty	67
Accruals for product warranties	4,891
Cost of warranty claims	(5,076)
Accrual balance at December 31, 2006	6,072
Accruals for product warranties	5,351
Cost of warranty claims	(5,620)
Accrual balance at December 31, 2007	$5,803

K.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company's board of directors.

Common Stock

A stock repurchase program was approved by the Company's board of directors and publicly announced on April 26, 2007. Under this program, the Company was authorized to repurchase up to $100 million of the Company's common stock through transactions on the open market, in block trades or otherwise. Between May 1, 2007 and May 11, 2007, the Company repurchased 706,001 shares of the Company's common stock for a total purchase price of $23.7 million. The average price per share paid for these shares, including commissions, was $33.55. Between October 30, 2007 and November 2, 2007, the Company repurchased an additional 103,235 shares of the Company's common stock for a total purchase price of $2.9 million. The average price per share paid for these shares, including commissions, was $28.60. Subsequent to December 31, 2007, from February 5, 2008 through February 21, 2008, the Company repurchased an additional 3,454,197 shares of the Company's common stock for a total purchase price of $73.4 million, which completed the stock repurchases then authorized under the program. The average price per share paid for these shares, including commissions, was $21.28. The average price per share paid for the total repurchase of 4,263,433 shares of the Company’s common stock, including commissions, was $23.49. On February 27, 2008, the Company announced our board of directors' approval of a $100 million increase in the authorized funds for the repurchase of our common stock under this program. This stock repurchase program is being funded using the Company's working capital.

Previously, in 2006 a stock repurchase program was approved by the Company’s board of directors effective July 21, 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The program was completed on August 7, 2006 with 1,432,327 shares of the Company’s common stock repurchased from July 25, 2006 through the completion date. The average price per share paid for these shares, including commissions, was $34.94. The stock repurchase program was funded using the Company’s working capital.

Under some of the Company's equity compensation plans, employees have the option to satisfy any withholding tax obligations by tendering to the Company a portion of the common stock received under the award. In addition, under some of the Company's equity award agreements, employees are required to satisfy any withholding tax obligation by tendering the Company a portion of the common stock received under the award. During the years ended December 31, 2007, 2006 and 2005, the Company received approximately 684, 4,039 shares and 1,588 shares, respectively, of its common stock in exchange for $23 thousand, $0.2 million and $0.1 million, respectively, of employee withholding liabilities paid by the Company.

Warrant

In connection with the acquisition of Softimage Inc. in 1998, the Company issued to Microsoft a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock, valued at $26.2 million. The warrant became exercisable on August 3, 2000 at a price of $47.65 per share and expires on August 3, 2008.

L.	STOCK PLANS

Stock Option and Award Plans

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. Certain plans allow for options to be granted at below market price under certain circumstances, although this is typically not the Company’s practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. As of December 31, 2007, 1,790,732 shares of common stock remain available to cover future stock option grants under the Company’s stock-based compensation plans, including 1,616,650 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation.

Beginning with the adoption of SFAS 123(R) in the first quarter of 2006, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense of $15.9 million, $16.8 million and $2.4 million, resulting from the adoption of SFAS 123(R), the acquisition of M-Audio and the issuance of restricted stock and restricted stock units, was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005
Product cost of revenues	$679	$516	$—
Service cost of revenues	829	801	—
Research and development expense	4,521	4,925	272
Marketing and selling expense	4,470	4,833	772
General and administrative expense	5,450	5,766	1,403
	$15,949	$16,841	$2,447

In addition, stock-based compensation totaling $180,000 was included in the caption “restructuring costs, net” during 2006 related to stock-based compensation expense for the acceleration of vesting for certain employees whose employment was terminated in a restructuring program.

If the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards for the year ended December 31, 2005, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts shown in Note B – “Summary of Significant Accounting Policies.”

The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), the Company generally uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For stock options granted prior to 2006, the Company recognized stock-compensation expense using the graded-vesting attribution method. For options granted since the adoption of SFAS 123(R), the Company uses the straight-line attribution method.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.48%	4.84%	4.00%
Expected volatility	32.8%	34.1%	51.0%
Expected life (in years)	4.26	4.39	4.24
Weighted-average fair value of options granted	$10.76	$14.16	$22.57

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by the Company has been based on recent (six month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of the Company’s common stock, based on the implied volatility of long-term (nine to thirty-nine month term) exchange-traded options, which is consistent with the requirements of SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company believes that using a forward-looking, market-driven volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock. The risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

Based on the Company’s historical turnover rates for different types of employees, annualized estimated forfeiture rates of 0% to 6.5% were used to calculate the estimated compensation cost for grants made during the years ended December 31, 2007 and 2006. Additional expense is recorded if actual forfeitures are lower than estimated and a recovery of prior expense is recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

In December 2007, the Company granted a stock option to purchase 725,000 shares of Avid common stock and 100,000 shares of restricted stock to the Company's newly hired chief executive officer. The 725,000 share option included 625,000 shares that vest based on performance and market conditions. The vesting of 300,000 shares is tied to the Company's stock price. The vesting of the remaining 325,000 shares is tied to both stock price and improvements in the Company's return on equity. The compensation cost and derived service periods for the market-condition grants were estimated using the Monte Carlo valuation method with an assumed volatility of 32.8% and a risk free interest rate of 3.93%. The weighted-average fair value of these option shares is $6.60 and the expected lives range from 3.25 to 4.98 years.

Information with respect to options granted under all stock option plans for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2004	3,584,189	$24.19
Granted	1,792,968	$51.47
Exercised	(984,114)	$17.18
Canceled or forfeited	(172,869)	$43.06
Options outstanding at December 31, 2005	4,220,174	$36.65
Granted	412,650	$39.59
Assumed in Sibelius acquisition	34,581	$8.45
Exercised	(403,239)	$16.87
Forfeited	(242,614)	$42.78
Canceled	(49,509)	$50.70
Options outstanding at December 31, 2006	3,972,043	$38.17
Granted	1,642,370	$29.39
Exercised	(634,333)	$16.63
Forfeited	(525,300)	$40.17
Canceled	(629,600)	$49.55
Options outstanding at December 31, 2007	3,825,180	$35.83	6.42	$9,581
Options vested at December 31, 2007 or expected to vest	3,518,135	$36.26	6.32	$9,017
Options exercisable at December 31, 2007	2,020,884	$38.39	5.21	$6,950

Options assumed as a result of the acquisition of Sibelius in 2006 had exercise prices below the Company's average market price on the date of acquisition. The weighted-average fair value of the Sibelius assumed options was $27.65, which was determined using the Black-Scholes option pricing model assuming an expected volatility of 34.3%, a risk-free interest rate of 5.01% and an expected life of 2.55 years for the remaining vesting.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $8.1 million, $10.2 million and $37.0 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2007 was $10.5 million. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the year ended December 31, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2005	—	—
Granted	207,757	$47.01
Vested	(3,738)	$47.01
Forfeited	(22,400)	$47.01
Non-vested at December 31, 2006	181,619	$47.01
Granted	692,231	$33.76
Vested	(58,164)	$44.97
Forfeited	(168,185)	$37.83
Non-vested at December 31, 2007	647,501	$35.39	3.03	$18,344

Information with respect to non-vested restricted stock for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2004	20,000	$56.72
Granted	—	—
Vested	(5,000)	$56.72
Forfeited	—	—
Non-vested at December 31, 2005	15,000	$56.72
Granted	8,618	$47.01
Vested	(9,000)	$56.72
Forfeited	(4,000)	$56.72
Non-vested at December 31, 2006	10,618	$48.84
Granted	100,000	$25.41
Vested	(2,155)	$47.01
Forfeited	(2,000)	$56.72
Non-vested at December 31, 2007	106,463	$26.72	3.86	$3,016

As of December 31, 2007, there was $46.3 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. This cost will be recognized over the next four years. The Company expects this amount to be amortized as follows: $17.1 million in 2008, $14.1 million in 2009, $11.0 million in 2010 and $4.1 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.61 years.

Employee Stock Purchase Plans

The Company’s Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees at a price equal to 95% of the closing price on the applicable offering termination date. As of December 31, 2007, 250,467 shares remain available for issuance under this plan. Based on the plan design, the Company’s Amended and Restated 1996 Employee Stock Purchase Plan is considered noncompensatory under SFAS 123(R). Accordingly, the Company is not required to assign fair value to shares issued from this plan.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company's board of directors, make discretionary contributions to the plan. The Company’s contribution to the plan is 50% of up to the first 6% of an employee’s salary contributed to the plan by the employee. The Company’s contributions to the plan totaled $3.5 million, $3.4 million and $2.8 million in 2007, 2006 and 2005, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions to these plans of $2.1 million, $1.9 million and $1.4 million in 2007, 2006 and 2005, respectively.

Nonqualified Deferred Compensation Plan

The Company's board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Company's board of directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.5 million as of both December 31, 2007 and 2006 and were recorded in other current assets and accrued compensation and benefits at those dates.

N.	RESTRUCTURING COSTS AND ACCRUALS

During 2007 the Company implemented restructuring programs within the Professional Video and Consumer Video segments, as well as corporate operations, that resulted in restructuring charges of $12.2 million. In connection with these actions, approximately 125 employees, primarily from the research and development teams and marketing and selling teams, were notified that their employment would be terminated. The purpose of these programs was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring programs also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and our exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets.

During the fourth quarter of 2006, the Company implemented restructuring programs within both the Professional Video and Consumer Video segments, resulting in restructuring charges of $2.9 million and $0.9 million, respectively. As a result of the Professional Video restructuring program, approximately 40 employees worldwide, primarily in the management and selling teams, were notified that their employment would be terminated and a small leased office in Australia was closed. The total estimated costs for the employee terminations were $2.8 million and the total costs for the facility closure were $0.1 million. As a result of the Consumer Video restructuring program, approximately 10 employees worldwide, primarily in the selling and engineering teams, were notified that their employment would be terminated and a portion of a leased facility in Germany was vacated. The total estimated costs for the employee terminations were $0.8 million and the total costs for the facility closure were $0.1 million. The purpose of these programs was to improve the effectiveness of each segment. During 2007 we recorded additional restructuring charges of $0.3 million for revisions to the estimated liabilities for the Professional Video restructuring program.

During the first quarter of 2006, the Company implemented a restructuring program within our Consumer Video segment under which approximately 25 employees worldwide, primarily in the marketing and selling teams and research and development teams, were notified that their employment would be terminated. The purpose of the program was to improve efficiency. In connection with this action, the Company recorded charges of $1.1 million in the statement of operations during the first quarter of 2006. During the third quarter of 2006, the payments under this restructuring were completed and the Company recorded a restructuring recovery of approximately $0.1 million and reversed the remaining restructuring accrual related to this restructuring.

Also during 2006, the Company reached an agreement with the landlord of its Daly City, California facility and executed an amendment to the existing lease for that office space, which extended the lease through September 2014, and a new subtenant was found for a portion of the Company's London, U.K. facility vacated as part of a 1999 restructuring program. Based on the new terms of the amended lease for the Daly City facility and the Company's changing facilities requirements, the Company determined that the previously vacated space in this facility would be re-occupied. Accordingly, the existing restructuring accrual for that space was reversed during the first quarter of 2006, and a restructuring recovery of $1.5 million was recorded in the Company's statement of operations. As a result of finding a subtenant for the London facility, a restructuring recovery of $0.6 million was recorded in the Company's statement of operations during the fourth quarter of 2006.

In December 2005, the Company implemented a restructuring program under which the employment of 20 employees worldwide was terminated and a portion of a leased facility in Montreal, Canada was vacated. In connection with these actions, the Company recorded charges of $0.8 million for employee terminations and $0.5 million for continuing rent obligations on excess space vacated, net of potential sublease income. During 2007 the Company recorded additional restructuring charges of $0.1 million and $0.3 million, respectively, related to a revised estimate in the second quarter and the buy-out of the lease for the vacated space in the Montreal facility in the fourth quarter.

Also during 2005, the Company recorded a charge of $1.8 million in connection with a revised estimate of the lease obligation associated with the U.K. facility that was vacated as part of a 1999 restructuring plan. The revision was necessary due to one of the subtenants in the facility giving notice of their intention to discontinue their sublease.

The Company recorded these charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These amounts are reflected in the purchase price allocations for each acquisition. Decreases in the cost estimates for such acquisition-related restructuring activities are recorded as adjustments to goodwill indefinitely, while increases in the estimates are recorded as goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses in the Company's statement of operations thereafter. Accordingly, during the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge. Similarly, in the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle restructuring and a corresponding restructuring charge.

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2004	$—	$3,534	$—	$—	$3,534
New restructuring charges	822	501	10,013	4,428	15,764
Revisions of estimated liabilities		1,778	—	—	1,778
Cash payments for employee-related charges	(693)	—	(6,985)	—	(7,678)
Cash payments for facilities, net of sublease income	—	(1,315)	—	(1,589)	(2,904)
Foreign exchange impact on ending balance	—	(31)	(52)	(54)	(137)
Accrual balance at December 31, 2005	129	4,467	2,976	2,785	10,357
New restructuring charges	4,546	158	725	351	5,780
Revisions of estimated liabilities	(183)	(2,088)	(1,908)	(662)	(4,841)
Accretion	—	123	—	55	178
Cash payments for employee-related charges	(2,125)	—	(1,016)	—	(3,141)
Cash payments for facilities, net of sublease income	—	(1,336)	—	(1,222)	(2,558)
Foreign exchange impact on ending balance	66	270	155	197	688
Accrual balance at December 31, 2006	2,433	1,594	932	1,504	6,463
New restructuring charges – operating expenses	5,247	2,681	—	—	7,928
New restructuring charges – cost of revenues	—	4,278	—	—	4,278
Revisions of estimated liabilities	320	324	(370)	1,193	1,467
Accretion	—	122	—	44	166
Cash payments for employee-related charges	(6,916)	—	(570)	—	(7,486)
Cash payments for facilities, net of sublease income	—	(1,467)	—	(671)	(2,138)
Non-cash write-offs	—	(4,387)	—	(53)	(4,440)
Foreign exchange impact on ending balance	102	111	10	24	247
Accrual balance at December 31, 2007	$1,186	$3,256	$2	$2,041	$6,485

The employee-related accruals at December 31, 2007 represent severance and outplacement costs to former employees that will be paid out within the next 12 months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2007.

The facilities-related accruals at December 31, 2007 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $2.8 million is included in the caption “accrued expenses and other current liabilities” and $2.5 million is included in the caption “long-term liabilities” in the consolidated balance sheet at December 31, 2007.

O.	SEGMENT INFORMATION

The Company’s organizational structure is based on strategic business units aligned with the principal markets in which the Company’s products are sold. In SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated the discrete financial information that is regularly reviewed by the chief operating decision makers and determined that these business units equate to three reportable segments: Professional Video, Audio, and Consumer Video.

The Professional Video segment produces non-linear video and film editing systems to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound in a faster, easier, more creative and more cost-

effective manner than by use of traditional analog tape-based systems. The products in this operating segment are designed to provide capabilities for editing and finishing feature films, television shows, broadcast news programs, commercials, music videos, and corporate and government videos. This segment includes the Media Composer family of products, which accounted for approximately 8%, 9% and 12% of the Company’s consolidated net revenues in 2007, 2006 and 2005, respectively. Also within this segment are Shared Storage products that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology, and enable users to simultaneously share and manage media assets throughout a project or organization. This product family accounted for 10% of the Company’s consolidated net revenues in each of 2007, 2006 and 2005.

The Audio segment produces digital audio systems for the audio market. This operating segment includes products developed to provide audio recording, editing, signal processing and automated mixing. This segment includes the Pro Tools product family, which accounted for approximately 15%, 15% and 18% of the Company’s consolidated net revenues in 2007, 2006 and 2005, respectively.

The Consumer Video segment develops and markets products that are aimed primarily at the consumer market, which allow users to create, edit, view and distribute rich media content using a personal computer and to view television programming on a personal computer. This segment was formed in August 2005 and is composed of certain product lines acquired in the Pinnacle acquisition (see Note G).

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

During the year ended December 31, 2007, the Company revised the methodology it uses to allocate certain general and administrative and shared facility expenses among the segments. This change in methodology was implemented to allow for more consistent allocation of such expenses on a worldwide basis. Accordingly, the corresponding amounts for 2006 and 2005 have been reclassified to conform to the current allocation method. As a result, for the year ended December 31, 2006, operating income for the Professional Video segment increased by $4.6 million, operating income for the Audio segment decreased by $3.7 million and the operating loss for the Consumer Video segment increased by $0.9 million. For the year ended December 31, 2005, operating income for the Professional Video segment increased by $4.8 million, and the operating income for the Audio and Consumer Video segments decreased by $2.7 million and $2.1 million, respectively. The change in methodology did not affect the Company's consolidated operating results.

The following is a summary of the Company’s operations by reportable segment for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Professional Video	Audio	Consumer Video	Combined Segments
Year Ended December 31, 2007:
Net revenues	$485,186	$318,993	$125,391	$$929,570
Operating income (loss)	24,181	30,927	(5,867)	49,241
Assets as of December 31,	205,835	95,679	47,968	349,482
Depreciation	15,845	4,523	734	21,102
Capital expenditures	16,528	8,642	980	26,150

Year Ended December 31, 2006:
Net revenues	$479,383	$304,362	$126,833	$$910,578
Operating income (loss)	38,559	41,405	(6,063)	73,901
Assets as of December 31,	214,949	93,832	53,955	362,736
Depreciation	16,355	3,486	853	20,694
Capital expenditures	15,257	4,858	658	20,773

Year Ended December 31, 2005:
Net revenues	$448,288	$268,058	$59,097	$$775,443
Operating income	57,494	35,910	1,274	94,678
Assets as of December 31,	179,027	88,437	40,574	308,038
Depreciation	13,473	2,860	465	16,798
Capital expenditures	14,740	2,786	240	17,766

Certain expenses related to restructurings and acquisitions are not included in the operating results of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles operating income for reportable segments to total consolidated amounts for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Total operating income for reportable segments	$49,241	$73,901	$94,678
Unallocated amounts:
Amortization of acquisition-related intangible assets	(30,621)	(35,653)	(20,221)
Impairment of goodwill	—	(53,000)	—
Stock-based compensation	(15,949)	(16,604)	(2,163)
Restructuring costs, net	(13,688)	(2,613)	(3,155)
Other costs	(1,602)	—	—
In-process research and development	—	(879)	(32,390)
Consolidated operating income (loss)	$(12,619)	$(34,848)	$36,749

Certain assets, including cash and marketable securities and acquisition-related intangible assets, are not included in the assets of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Total assets for reportable segments	$349,482	$362,736	$308,038
Unallocated amounts:
Cash, cash equivalents and marketable securities	224,460	172,107	238,430
Acquisition-related intangible assets and goodwill	432,011	462,191	515,578
Total assets	$1,005,953	$997,034	$1,062,046

The following table summarizes the Company’s revenues by country for the years ended December 31, 2007, 2006 and 2005 (in thousands). The categorization of revenues is based on the country in which the customer resides:

	2007	2006	2005
Revenues:
United States	$387,243	$393,243	$332,520
Other countries	542,327	517,335	442,923
Total revenues	$929,570	$910,578	$775,443

The following table summarizes the Company’s long-lived assets, by country (in thousands):

	December 31,
	2007	2006
Long-lived assets:
United States	$37,700	$34,194
Other countries	18,979	16,710
Total long-lived assets	$56,679	$50,904

P.	FINANCIAL INSTRUMENTS

Foreign Currency Forward Contracts

The Company has significant international operations and, therefore, the Company's revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely impact its revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. There are two objectives of the Company's foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company's customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

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

As of December 31, 2007 and 2006, the Company had foreign currency forward contracts outstanding with notional values of $53.8 million and $69.5 million, respectively, denominated in the euro, British pound, Canadian dollar and Japanese yen, as hedges against forecasted foreign currency denominated receivables, payables and cash balances.

At December 31, 2006, the Company also had a foreign currency forward contract with a notional value of $23.2 million to hedge the Company's net investment in its Canadian subsidiary. At December 31, 2006, the fair value of this forward contract was $1.0 million. The currency effect of the net investment hedge was deemed effective and was, therefore, reflected as a component of foreign currency translation in accumulated other comprehensive income. Such cumulative translation adjustments totaled $3.7 million for the year ended December 31, 2007. Interest effects of this hedge are reported in interest income. The contract for this net investment hedge ended on October 1, 2007 and was not renewed.

Net realized and unrealized gains (losses) of $1.3 million, ($0.7) million and ($1.6) million resulting from foreign currency transactions, remeasurement and foreign currency forward contracts were included in results of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Q.	NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(7,979)	$(42,927)	$33,980

Weighted-average common shares outstanding - basic	40,974	41,736	37,762
Weighted-average potential common stock:
Options	—	—	1,663
Warrant	—	—	92
Weighted-average common shares outstanding - diluted	40,974	41,736	39,517

Net income (loss) per common share – basic	$(0.19)	$(1.03)	$0.90
Net income (loss) per common share – diluted	$(0.19)	$(1.03)	$0.86

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are considered anti-dilutive securities and are excluded from the diluted net income per share calculations because the sum of the exercise price per share and the unrecognized compensation cost per share is greater than the average market price of the Company's common stock for the relevant period.

	Year Ended December 31,
	2007	2006	2005
Options	2,794	2,579	860
Warrant	1,155	1,155	—
Non-vested restricted stock and restricted stock units	37	177	15
Anti-dilutive potential common shares	3,986	3,911	875

Stock options granted to our chief executive officer in December 2007 included shares that vest based on performance and market conditions and as a result are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are related to contingently-issuable stock options and were excluded from the calculation of diluted net loss for the year ended December 31, 2007.

Year Ended December 31, 2007
Anti-dilutive potential common shares from performance-based options	22

The following table sets forth (in thousands) common stock equivalents excluded from the calculation of diluted net loss per share for the years ended December 31, 2007 and 2006 because the effect would be anti-dilutive due to the net loss for those periods.

	Year Ended December 31,
	2007	2006
Options	445	834
Non-vested restricted stock and restricted stock units	31	—
Total anti-dilutive common stock equivalents	476	834

R.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Sibelius, Sundance Digital and Medea in 2006 and Pinnacle and Wizoo in 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Fair value of:
Assets acquired and goodwill	$—	$62,689	$492,472
Acquired incomplete technology	—	879	32,390
Payment for contingent obligations	529	802	1,370
Liabilities assumed	—	(17,498)	(78,424)
Total consideration	529	46,872	447,808

Less: cash acquired	—	(3,703)	(102,983)
Less: equity consideration and accrued payments	—	(41)	(363,348)
Net cash paid for (received from) acquisitions	$529	$43,128	$(18,523)

As part of the purchase agreement for Wizoo, Avid was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. During 2006 three engineering milestones were met and €0.6 million was recorded as additional purchase price. During 2007 the final engineering milestone was met and an additional €0.4 million was recorded as additional purchase price.

As part of the purchase agreement for Avid Nordic AB, Avid was obligated to make additional payments of up to €1.3 million contingent upon the operating results of Avid Nordic AB through August 31, 2005. During 2005 the Company paid approximately €1.1 million ($1.4 million) of additional purchase consideration and recorded an increase to goodwill.

Cash paid for interest was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

S.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarters Ended
	2007				2006
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$258,520	$226,826	$225,326	$218,898	$239,049	$231,233	$222,226	$218,070
Cost of revenues	130,667	109,451	110,445	108,691	119,224	113,170	107,631	104,676
Amortization of intangible assets	3,566	4,096	4,761	4,472	4,889	6,208	5,016	5,080
Restructuring costs	1,481	2,797	—	—	—	—	—	—
Gross profit	122,806	110,482	110,120	105,735	114,936	111,855	109,579	108,314
Operating expenses:
Research & development	38,050	36,471	38,444	37,742	35,000	35,250	35,617	35,496
Marketing & selling	53,425	48,832	56,505	51,694	50,831	50,641	52,583	49,912
General & administrative	21,399	20,514	17,698	17,852	16,239	16,021	15,853	15,137
Amortization of intangible assets	3,431	3,432	3,431	3,432	3,520	3,298	3,977	3,665
Impairment of goodwill	—	—	—	—	53,000	—	—	—
Restructuring costs (recoveries), net	1,338	6,297	1,517	258	3,167	(1,620)	—	1,066
In-process research and development	—	—	—	—	—	569	—	310
Total operating expenses	117,643	115,546	117,595	110,978	161,757	104,159	108,030	105,586
Operating income (loss)	5,163	(5,064)	(7,475)	(5,243)	(46,821)	7,696	1,549	2,728
Other income (expense), net	1,739	1,980	2,023	1,895	1,591	1,832	1,881	1,970
Income (loss) before income taxes	6,902	(3,084)	(5,452)	(3,348)	(45,230)	9,528	3,430	4,698
Provision for (benefit from) income taxes, net	3,049	2,769	547	(3,368)	7,335	5,934	731	1,353
Net income (loss)	$ 3,853	($5,853)	($5,999)	$ 20	($52,565)	$ 3,594	$ 2,699	$ 3,345

Net income (loss) per share - basic	$0.09	($0.14)	($0.15)	$0.00	($1.28)	$0.09	$0.06	$0.08
Net income (loss) per share - diluted	$0.09	($0.14)	($0.15)	$0.00	($1.28)	$0.08	$0.06	$0.08

Weighted-average common shares outstanding – basic	41,008	40,798	40,940	41,154	41,016	41,531	42,273	42,137
Weighted-average common shares outstanding – diluted	41,253	40,798	40,940	41,763	41,016	42,281	43,057	43,200

High common stock price	$29.58	$38.34	$38.78	$38.36	$40.68	$43.95	$44.45	$59.10
Low common stock price	$24.79	$25.55	$32.00	$31.90	$35.56	$32.05	$32.95	$41.65

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions, the timing of, and costs incurred in association with, the recognition of “solutions” sales to customers, marketing expenditures, promotional programs and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, and competitive pressures. Quarterly sales and operating results generally depend on the volume and timing of orders received and recognized as revenues during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid Technology, Inc., Avid Technology Park, One Park West, Tewksbury, MA 01876, Attention: Corporate Secretary. Our Code of Business Conduct and Ethics is also available in the Investor Relations section of our website at www.avid.com.

The remainder of the response to this item is contained under the caption “EXECUTIVE OFFICERS OF THE COMPANY” in Part I of this report, and in our Proxy Statement for our 2008 Annual Meeting of Stockholders, or the 2008 Proxy Statement, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in the 2008 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2008 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in the 2008 Proxy Statement under the captions “Board of Directors and Committee Meetings” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the 2008 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting

-  Reports of Independent Registered Public Accounting Firms

-  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

-  Consolidated Balance Sheets as of December 31, 2007 and 2006

-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

-  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

(a) 3.

LISTING OF EXHIBITS. The list of exhibits, which are filed or furnished with this report or which are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVID TECHNOLOGY, INC.

(Registrant)

By:	/s/ Gary G. Greenfield
Gary G. Greenfield Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary G. Greenfield	By:	/s/ Joel E. Legon	By:	/s/ Nancy A. Grant
	Gary G. Greenfield Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)		Joel E. Legon Vice President and Chief Financial Officer (Principal Financial Officer)		Nancy A. Grant Vice President and Corporate Controller (Principal Accounting Officer)

Date:	February 28, 2008	Date:	February 28, 2008	Date:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary G. Greenfield Gary G. Greenfield	Director	February 27, 2008

/s/ George H. Billings George H. Billings	Director	February 27, 2008

/s/ Elizabeth M. Daley Elizabeth M. Daley	Director	February 27, 2008

/s/ John V. Guttag John V. Guttag	Director	February 27, 2008

/s/ Nancy Hawthorne Nancy Hawthorne	Director	February 27, 2008

_____________________ Louis Hernandez, Jr.	Director	______________

/s/ Youngme E. Moon Youngme E. Moon	Director	February 27, 2008

/s/ John H. Park John H. Park	Director	February 27, 2008

AVID TECHNOLOGY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts
December 31, 2007	$ 2,583	$ 608	$ —	(a)	($1,031)	(b)	$ 2,160
December 31, 2006	4,847	(449)	415	(a)	(2,230)	(b)	2,583
December 31, 2005	4,132	513	2,361	(a)	(2,159)	(b)	4,847

Sales returns and allowances
December 31, 2007	$ 19,748	—	$39,771	(c)	($40,896)	(e)	$ 18,624
December 31, 2006	17,386	—	21,200	(c)	(18,838)	(e)	19,748
December 31, 2005	5,202	—	17,517	(d)	(5,333)	(e)	17,386

Allowance for transactions with recourse
December 31, 2007	$ 1,514	($388)	($339)	(f)	($10)	(g)	$ 777
December 31, 2006	1,842	(169)	(68)	(f)	(91)	(g)	1,514
December 31, 2005	2,199	240	162	(f)	(759)	(g)	1,842

Deferred tax asset valuation allowance
December 31, 2007	$138,974	$8,602	$ —		($7,090)		$140,486
December 31, 2006	182,121	(2,092)	35,289	(h)(i)	(76,344)	(h)(j)	138,974
December 31, 2005	140,785	(9,180)	50,516	(h)	—		182,121

(a)	Amount represents allowance recorded in purchase accounting for accounts receivable acquired in business combinations.
(b)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).
(c)	Provisions for sales returns and volume rebates are charged directly against revenue.
(d)

Includes approximately $12.0 million recorded in purchase accounting for accounts receivable acquired in business combinations. The remaining portion is for provisions for sales returns and volume rebates charged directly against revenue.

(e)	Amount represents credits for returns, volume rebates and promotions.
(f)	A portion of the provision for transactions with recourse are charged directly against revenue.
(g)	Amount represents defaults, net of recoveries.
(h)	Amount represents an adjustment to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets or liabilities.
(i)	Amount also includes the reclassification of state research and development credits and other miscellaneous items.
(j)	Amount also includes the reclassification of excess tax benefits in connection with the adoption of SFAS 123(R).

F-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
2.1	Stock and Asset Purchase Agreement among Microsoft Corporation, Softimage, Inc. and the Registrant dated June 15, 1998, together with all material exhibits thereto		10-Q	August 12, 1998	000-21174
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant		S-1	March 11, 1993*	033-57796
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Common Stock Purchase Warrant dated August 3, 1998 between the Registrant and Microsoft Corporation		10-Q	November 13, 1998	000-21174
10.1	Lease between MGI Andover Street, Inc. and the Registrant dated March 21, 1995		10-Q	May 15, 1995	000-21174
10.2	Amended and Restated Lease dated June 7, 1996 between MGI One Park West, Inc. and the Registrant		10-Q	August 14, 1996	000-21174
#10.3	1993 Director Stock Option Plan, as amended	X
#10.4	1994 Stock Option Plan, as amended		S-8	October 27, 1995	033-98692
#10.5	Amended and Restated 1996 Employee Stock Purchase Plan		10-Q	November 13, 2003	000-21174
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan	X
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	1998 Avid–Softimage Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.12	Midiman, Inc. 2002 Stock Option/Stock Issuance Plan		10-Q	November 9, 2004	000-21174
#10.13	2005 Stock Incentive Plan, as amended	X
#10.14	Rules of the Sibelius Software Limited Unapproved Discretionary Share Option Scheme 2000		10-K	March 1, 2007	000-21174

#10.15	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme		10-K	March 1, 2007	000-21174
#10.16	Form of Nonstatutory Stock Option Grant Terms and Conditions		8-K	November 20, 2006	000-21174
#10.17	Form of Nonstatutory Stock Option Grant Terms and Conditions (Form for Non-Employee Directors)		8-K	May 31, 2006	000-21174
#10.18	Form of Incentive Stock Option Grant Terms and Conditions		10-Q	November 9, 2007	000-21174
#10.19	Form of Restricted Stock Unit Award Terms and Conditions		8-K	November 20, 2006	000-21174
#10.20	Form of Restricted Stock Award Terms and Conditions		8-K	November 20, 2006	000-21174
#10.21	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.22	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.23	Amended and Restated 2007 Employee Bonus Plan		8-K	April 17, 2007	000-21174
#10.24	Executive Employment Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.25	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.26	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.27	Executive Employment Agreement dated January 21, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 22, 2008	000-21174
#10.28	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.29	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.30	Form of Executive Employment Agreement entered into by Joel E. Legon, Gregory A. Munster, Paige Parisi and Graham Sharp	X
#10.31	Form of Change-in-Control Agreement entered into by Joel E. Legon, Gregory A. Munster, Paige Parisi and Graham Sharp	X

#10.32	Form of Executive Employment Agreement entered into by Gregory A. Estes, David M. Lebolt and Sharad Rastogi	X
#10.33	Form of Change-in-Control Agreement entered into by Gregory A. Estes, David M. Lebolt and Sharad Rastogi	X
#10.34	Executive Employment Agreement dated July 24, 2002 between the Registrant and David A. Krall		10-Q	November 13, 2002	000-21174
#10.35	Change-in-Control Agreement dated July 24, 2002 between the Registrant and David A. Krall		10-Q	November 13, 2002	000-21174
#10.36	Separation Agreement dated July 15, 2007 between the Registrant and David A. Krall		8-K	July 19, 2007	000-21174
#10.37	Executive Employment Agreement dated July 24, 2002 between the Registrant and Paul Milbury		10-Q	November 13, 2002	000-21174
#10.38	Change-in-Control Agreement dated July 24, 2002 between the Registrant and Paul Milbury		10-Q	November 13, 2002	000-21174
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.