Form 10-Q
period 2008-03-31
AVID TECHNOLOGY INC
filed 2008-05-09
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2008 was 37,007,888.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Products	$168,176	$192,443
Services	30,090	26,455
Total net revenues	198,266	218,898

Cost of revenues:
Products	85,073	92,712
Services	17,387	15,979
Amortization of intangible assets	3,254	4,472
Total cost of revenues	105,714	113,163
Gross profit	92,552	105,735

Operating expenses:
Research and development	38,510	37,742
Marketing and selling	50,327	51,694
General and administrative	21,943	17,852
Amortization of intangible assets	3,387	3,432
Restructuring costs, net	1,063	258
Total operating expenses	115,230	110,978

Operating loss	(22,678)	(5,243)

Interest income	1,563	1,989
Interest expense	(136)	(124)
Other income (expense), net	54	30
Loss before income taxes	(21,197)	(3,348)
Benefit from income taxes, net	(49)	(3,368)
Net income (loss)	$(21,148)	$20

Net income (loss) per common share – basic	$(0.54)	$0.00
Net income (loss) per common share – diluted	$(0.54)	$0.00

Weighted-average common shares outstanding – basic	39,362	41,154
Weighted-average common shares outstanding – diluted	39,362	41,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$128,666	$208,619
Marketable securities	21,756	15,841
Accounts receivable, net of allowances of $20,606 and $20,784 at
March 31, 2008 and December 31, 2007, respectively	119,844	138,692
Inventories	123,204	117,324
Deferred tax assets, net	1,903	1,873
Prepaid expenses	13,501	9,967
Other current assets	20,660	24,948
Total current assets	429,534	517,264

Property and equipment, net	45,168	46,160
Intangible assets, net	64,786	71,427
Goodwill	360,486	360,584
Other assets	10,697	10,518
Total assets	$910,671	$1,005,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,761	$34,992
Accrued compensation and benefits	34,890	30,724
Accrued expenses and other current liabilities	42,378	49,319
Income taxes payable	13,097	13,869
Deferred revenues	91,092	79,771
Total current liabilities	223,218	208,675

Long-term liabilities	17,235	17,495
Total liabilities	240,453	226,170

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	968,996	968,339
Accumulated deficit	(184,833)	(155,722)
Treasury stock at cost, net of reissuances	(130,117)	(45,823)
Accumulated other comprehensive income	15,749	12,566
Total stockholders’ equity	670,218	779,783
Total liabilities and stockholders’ equity	$910,671	$1,005,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(21,148)	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,132	13,325
Provision for doubtful accounts	21	485
Loss on disposal of fixed assets	16	2
Compensation expense from stock grants and options	2,145	3,552
Dividend from non-consolidated company	(29)	—
Changes in deferred tax assets and liabilities	(185)	(1,528)
Changes in operating assets and liabilities:
Accounts receivable	20,447	4,166
Inventories	(5,883)	(1,478)
Prepaid expenses and other current assets	1,395	(3,933)
Accounts payable	6,654	762
Accrued expenses, compensation and benefits and other liabilities	(4,969)	(1,736)
Income taxes payable	(1,223)	(2,351)
Deferred revenues	11,501	9,713
Net cash provided by operating activities	20,874	20,999

Cash flows from investing activities:
Purchases of property and equipment	(3,952)	(7,069)
Payments for other long-term assets	(97)	(310)
Payments for business acquisitions	—	(529)
Purchases of marketable securities	(16,872)	(1,889)
Proceeds from sales of marketable securities	10,971	20,683
Net cash (used in) provided by investing activities	(9,950)	10,886

Cash flows from financing activities:
Payments on capital lease obligations	—	(31)
Purchases of common stock for treasury	(93,204)	—
Proceeds from issuance of common stock under employee stock plans	738	2,453
Net cash (used in) provided by financing activities	(92,466)	2,422

Effect of exchange rate changes on cash and cash equivalents	1,589	(251)
Net increase (decrease) in cash and cash equivalents	(79,953)	34,056
Cash and cash equivalents at beginning of period	208,619	96,279
Cash and cash equivalents at end of period	$128,666	$130,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2007 was derived from Avid’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2007 in its 2007 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

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

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$(21,148)	$20

Weighted-average common shares outstanding - basic	39,362	41,154
Weighted-average potential common stock:
Options	—	599
Non-vested restricted stock units	—	10
Weighted-average common shares outstanding - diluted	39,362	41,763

Net income (loss) per common share – basic	$(0.54)	$0.00
Net income (loss) per common share – diluted	$(0.54)	$0.00

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are considered anti-dilutive securities and are excluded from the diluted net income per share calculations because the sum of the exercise price per share and the unrecognized compensation cost per share is greater than the average market price of the Company’s common stock for the relevant period.

	Three Months Ended March 31,
	2008	2007
Options	2,691	2,704
Warrant	1,155	1,155
Non-vested restricted stock and restricted stock units	720	171
Anti-dilutive potential common shares	4,566	4,030

Certain stock options and restricted stock units granted to executive officers starting in the fourth quarter of 2007 include shares that vest based on performance and market conditions and as a result are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are related to such contingently-issuable stock options and restricted stock units and were excluded from the calculation of diluted net loss for the three months ended March 31, 2008.

Three Months Ended March 31, 2008
Performance-based options	902
Performance-based restricted stock units	9
Potential common shares from performance-based grants	911

The following table sets forth (in thousands) common stock equivalents excluded from the calculation of diluted net loss per share for the three months ended March 31, 2008 because the effect would be anti-dilutive due to the net loss for the period.

Three Months Ended March 31, 2008
Options	193
Non-vested restricted stock and restricted stock units	6
Anti-dilutive common stock equivalents	199

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories.

•	Level 1 – Quoted unadjusted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair-Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$61,317	$25,584	$35,733	$—
Foreign currency forward contracts	122	—	122	—
Deferred compensation plan investments	780	780	—	—

Financial Liabilities:
Deferred compensation plan	$780	$780	$—	$—

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2007	$360,584
Revised restructuring estimates	(212)
Deferred tax liability adjustments, net	114
Goodwill balance at March 31, 2008	$360,486

Amortizable Identifiable Intangible Assets

Amortizable identifiable intangible assets resulting from the Company’s acquisitions consisted of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,727	$(57,514)	$8,213	$65,727	$(54,099)	$11,628
Customer relationships	71,701	(27,540)	44,161	71,701	(25,205)	46,496
Trade names	21,316	(9,081)	12,235	21,316	(8,284)	13,032
Non-compete covenants	1,704	(1,693)	11	1,704	(1,637)	67
License agreements	560	(394)	166	560	(356)	204
	$161,008	$(96,222)	$64,786	$161,008	$(89,581)	$71,427

Amortization expense related to all intangible assets in the aggregate was $6.6 million and $7.9 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company expects amortization of these intangible assets to be approximately $14 million for the remainder of 2008, $15 million in 2009, $12 million in 2010, $11 million in 2011, $5 million in 2012, $2 million in 2013 and $6 million thereafter.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable	$140,450	$159,476
Less:
Allowance for doubtful accounts	(1,957)	(2,160)
Allowance for sales returns and rebates	(18,649)	(18,624)
	$119,844	$138,692

The accounts receivable balances as of March 31, 2008 and December 31, 2007 exclude approximately $23.6 million and $24.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

6.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$31,517	$31,316
Work in process	9,596	6,179
Finished goods	82,091	79,829
	$123,204	$117,324

As of March 31, 2008 and December 31, 2007, the finished goods inventory includes inventory at customer locations of $24.0 million and $22.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Computer and video equipment and software	$118,295	$116,413
Manufacturing tooling and testbeds	7,893	7,748
Office equipment	3,469	3,741
Furniture and fixtures	11,840	13,314
Leasehold improvements	30,986	30,762
	172,483	171,978
Less accumulated depreciation and amortization	(127,315)	(125,818)
	$45,168	$46,160

8.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Long-term deferred tax liabilities	$7,383	$7,430
Long-term deferred revenue	4,771	4,581
Long-term deferred rent	2,880	3,008
Long-term accrued restructuring	2,201	2,476
	$17,235	$17,495

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. Some plans allow for options to be granted at below-market prices under certain circumstances, although that is typically not the Company’s practice. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years. Stock awards typically vest over four years. As of March 31, 2008, 660,772 shares of common stock remained available for future stock option grants under the Company’s stock-based compensation plans, including 482,467 shares that may alternatively be issued as awards of restricted stock, restricted stock units or other forms of stock-based compensation. At the 2008 Annual Stockholder Meeting, the Company is requesting that additional shares be authorized for grant under its 2005 Stock Incentive Plan.

In accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, the Company records stock-based compensation expense for the fair value of stock options. Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Product cost of revenues	$132	$141
Service cost of revenues	98	197
Research and development expense	363	1,043
Marketing and selling expense	529	935
General and administrative expense	1,023	1,236
Total stock-based compensation expense	$2,145	$3,552

In accordance with SFAS 123(R), the Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most of the stock-based awards for the year ended December 31, 2007, the Company applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, the Company segregated non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. During the three months ended March 31, 2008, based on recent changes in the Company’s stock-based compensation structure and executive management staff, the Company determined that the executive management staff should be segregated from the rest of its employees into a separate class for the calculation of stock-based compensation. Accordingly, based on the Company’s historical turnover rates for these classes of employees and directors, for grants made during the three months ended March 31, 2008, the Company applied annualized estimated forfeiture rates of 0% to non-employee director awards, 7% to executive management staff awards and 8.75% to awards to all other employees. During the three months ended March 31, 2008, the Company also revised its estimated forfeiture rate for, and began applying these differing forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of this change in forfeiture rates, the Company recorded in its results of operations for the three months ended March 31 2008 a catch-up adjustment to reduce previously recorded stock-based compensation expense by approximately $1.1 million.

As of March 31, 2008, the Company had $61.5 million of total unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next five years.

The following table sets forth the key assumptions and fair value results for stock options with time-based vesting granted during the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	0.00%	0.00%
Weighted-average risk-free interest rate	2.39%	4.79%
Weighted-average volatility	38.7%	33.4%
Weighted-average expected life (in years)	4.30	4.30
Weighted-average fair value of options granted	$8.30	$11.90

In December 2007, the Company granted a stock option to purchase 725,000 shares of Avid common stock and 100,000 shares of restricted stock to the Company’s newly hired chief executive officer. The 725,000 share option included 625,000 shares that vest based on performance and market conditions. The vesting of 300,000 shares is tied to the Company’s stock price. The vesting of the remaining 325,000 shares is tied to both stock price and improvements in the Company’s return on equity. The compensation cost and derived service periods for these grants were estimated using the Monte Carlo valuation method with an assumed volatility of 32.80% and a risk-free interest rate of 3.93%. The weighted-average fair value of these option shares is $6.60 and the expected lives range from 3.25 to 4.98 years with a weighted average of 4.44 years.

During the three months ended March 31, 2008, the Company issued stock options to purchase 490,000 shares of Avid common stock to newly hired officers of the Company that had vesting based on performance, market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these option shares were estimated using the Monte Carlo valuation method using a weighted-average volatility of 38.44% and a risk-free interest rate of 3.42%. The weighted-average fair value of these option shares is $7.11 and the expected lives range from 2.81 to 4.97 years with a weighted average of 4.26 years.

Also during the three months ended March 31, 2008, the Company issued 27,200 restricted stock units to executives as part of the Company’s annual grant program that had vesting based on performance, market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo valuation method using a volatility of 38.95% and a risk-free interest rate of 3.29%. For restricted stock units with vesting based on a combination of performance and market conditions, compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for each vesting tranche were recorded based on the higher estimate. The weighted-average fair value of these restricted stock units is $18.61 and the derived service periods range from 3.04 to 4.75 years with a weighted average of 4.17 years.

The following table summarizes changes in the Company’s stock option plans during the three-month period ended March 31, 2008:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	3,825,180	$35.83

Granted	846,580	$23.69
Exercised	(26,190)	$17.08
Forfeited or expired	(195,088)	$46.08
Options outstanding at March 31, 2008	4,450,482	$33.19	6.85	$5,734
Options vested at March 31, 2008 or expected to vest	3,978,061	$33.73	6.74	$5,516
Options exercisable at March 31, 2008	1,959,777	$38.16	5.46	$4,508

The aggregate intrinsic value of stock options exercised during the three-month periods ended March 31, 2008 and 2007 was approximately $0.2 million and $2.7 million, respectively. Cash received from the exercise of stock options was $0.4 million and $2.2 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month periods ended March 31, 2008 and 2007 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following tables summarize the changes in the Company’s non-vested restricted stock units and non-vested restricted stock during the three-month period ended March 31, 2008:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	647,501	$35.39

Granted	698,254	$23.53
Vested	(165,960)	$35.96
Forfeited	(18,255)	$34.47
Non-vested at March 31, 2008	1,161,540	$28.35	3.03	$28,260

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	106,463	$26.72

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	—	—
Non-vested at March 31, 2008	104,308	$26.30	3.65	$2,537

The Company’s Amended and Restated 1996 Employee Stock Purchase Plan authorizes the issuance of a maximum of 1,700,000 shares of common stock in quarterly offerings to employees. Under this plan, shares have historically been offered for purchase at a price equal to 95% of the closing price on the applicable offering termination date.

Shares offered under this arrangement were considered noncompensatory under SFAS 123(R), and the Company was not required to assign fair value to shares issued from this plan. As of March 31, 2008, 238,756 shares remained available for issuance under this plan.

On February 27, 2008, the Company’s board of directors approved the Second Amended and Restated 1996 Employee Stock Purchase Plan. The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering termination date. Shares issued under the Second Amended and Restated 1996 Employee Stock Purchase Plan will be considered compensatory under SFAS 123(R). Accordingly, the Company will be required to assign fair value to, and record compensation expense for shares issued from, the Second Amended and Restated 1996 Employee Stock Purchase Plan. At the 2008 Annual Stockholder Meeting, the Company is requesting that additional shares be authorized for grant under the Second Amended and Restated 1996 Employee Stock Purchase Plan.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors and publicly announced on April 26, 2007. Under this program, the Company was authorized to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The stock repurchase program has no expiration date. On February 27, 2008, the Company announced its board of directors’ approval of a $100 million increase in the authorized funds for the repurchase of the Company’s common stock, increasing the total authorized funds for stock repurchases under the program to $200 million. During 2007, the Company repurchased 809,236 shares of the Company’s common stock for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. As of March 31, 2008, $80.3 million remained available for future stock repurchases under the program. The average price per share paid for the shares repurchased during the first quarter of 2008, including commissions, was $21.90. This stock repurchase program is being funded using the Company’s working capital.

In addition to the Company’s stock repurchase program, during the three months ended March 31, 2008, the Company repurchased 690 shares of common stock from a holder of restricted stock to satisfy tax obligations due upon vesting of that restricted stock. At March 31, 2008 and December 31, 2007, treasury shares held by the Company totaled 5.4 million shares and 1.2 million shares, respectively.

11.	CONTINGENCIES

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company’s Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys’ fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17.7 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification and remanded the case for a new damages trial with instructions that would limit the potential award to a sum significantly lower than the amount demanded in the Engelkes’ complaint against Pinnacle. Pinnacle’s motion to dismiss the complaint in its entirety, heard on March 7, 2008, was denied and Pinnacle will file a formal answer to the complaint in due course. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company’s financial position or results of operations.

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

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the lease for the Company’s Daly City, California office. In the event of default on this lease, the landlord would, as of March 31, 2008, be eligible to draw against this letter of credit up to a maximum of $0.8 million. The letter of credit will remain in effect in the amount of $0.8 million throughout the remaining lease period, which extends to September 2014. As of March 31, 2008, the Company was not in default under the terms of the lease.

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2008 and December 31, 2007, Avid’s maximum recourse exposure totaled approximately $8.9 million and $8.8 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At both March 31, 2008 and December 31, 2007, the Company’s accrual for estimated losses was $0.8 million.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Three Months Ended March 31,
	2008	2007
Accrual balance at beginning of period	$5,803	$6,072
Accruals for product warranties	2,439	2,124
Cost of warranty claims	(2,039)	(2,122)
Accrual balance at end of period	$6,203	$6,074

12.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net income and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(21,148)	$20
Net changes in:
Foreign currency translation adjustment	3,169	366
Unrealized gains on securities	14	11
Total comprehensive income (loss)	$(17,965)	$397

13.	SEGMENT INFORMATION

The Company’s organizational structure includes three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2008, the Company changed the way it reviews and manages its business by excluding certain corporate infrastructure costs and expenses, including finance, human resources, legal and some information technology expenses, when evaluating segment performance and measuring the profitability of each operating segment. Such expenses, which were previously allocated to the operating segments, are managed outside the segments and are not controllable at the segment level. The Company believes that excluding these costs provides a better measure of each segment’s performance. The Company also continues to exclude certain other costs and expenses when evaluating segment performance and profitability, including the amortization and impairment of acquired intangible assets, the write-off of acquired in-process research and development, stock-based compensation expenses, restructuring expenses and legal settlements. The Company now reports a contribution margin for each business unit that excludes these costs and has revised the prior period segment disclosures to conform to the current presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three-month periods ended March 31, 2008 and 2007 and a reconciliation of segment contribution margin to total consolidated operating loss (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Professional Video	$94,250	$112,671
Audio	73,239	78,923
Consumer Video	30,777	27,304
Total revenues	$198,266	$218,898

Contribution Margin:
Professional Video	$(1,320)	$11,601
Audio	10,870	13,153
Consumer Video	509	568
Segment contribution margin	10,059	25,322

Less unallocated costs and expenses:
Common costs and operating expenses	(22,888)	(18,851)
Amortization of acquisition-related intangible assets	(6,641)	(7,904)
Stock-based compensation	(2,145)	(3,552)
Restructuring costs, net	(1,063)	(258)
Consolidated operating loss	$(22,678)	$(5,243)

14.	RESTRUCTURING COSTS AND ACCRUALS

During the quarter ended March 31, 2008, the Company initiated corporate restructuring plans within the Company’s Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, the Company recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. The Company expects to incur total expenses, representing cash expenditures, under these restructuring plans of $3 million to $4 million and anticipates that it will complete the actions under the plans by December 31, 2008.

During 2007, the Company implemented restructuring plans within the Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. In connection with these actions, approximately 125 employees, primarily from the research and development teams and marketing and selling teams, were notified that their employment would be terminated. The purpose of these plans was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring plans also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and the Company’s exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. During the first quarter of 2008, the Company revised its previous estimated liability for the 2007 restructuring plans and recorded a restructuring recovery of $0.1 million.

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

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle restructuring and a corresponding restructuring charge in the Company’s statement of operations. Similarly, in the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge.

The following table sets forth the activity in the restructuring and other costs and accruals for the three-month period ended March 31, 2008 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2007	$1,186	$3,256	$2	$2,041	$6,485
New restructuring charges – operating expenses	1,147	—	—	—	1,147
Revisions of estimated liabilities	(84)	—	(2)	—	(86)
Accretion	—	21	—	—	21
Cash payments for employee-related charges	(1,117)	—	—	—	(1,117)
Cash payments for facilities, net of sublease income	—	(491)	—	(300)	(791)
Foreign exchange impact on ending balance	10	4	—	(7)	7
Accrual balance at March 31, 2008	$1,142	$2,790	$—	$1,734	$5,666

The employee-related accruals at March 31, 2008 represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the condensed consolidated balance sheet at March 31, 2008.

The facilities-related accruals at March 31, 2008 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $2.3 million is included in the caption “accrued expenses and other current liabilities” and $2.2 million is included in the caption “long-term liabilities” in the condensed consolidated balance sheet at March 31, 2008.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring on or after the adoption date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires that a noncontrolling interest, or minority interest, be recognized as equity in the consolidated financial statements and that it be presented separately from the parent’s equity. Also, the amounts of net income attributable to the parent and to the noncontrolling interest must be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, with such gain or loss measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests; all other requirements may only be applied prospectively. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure any additional financial instruments or other items at fair value. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

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

Professional Video.  This business unit offers innovative solutions including video- and film-editing systems, integrated storage, workflow and asset management tools, 3D and special-effects software and a comprehensive range of services, from product support and training to consultancy and managed services. We market these solutions under the brand names Avid Video, Softimage and Sundance Digital to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment programs, documentaries, and industrial videos, as well as professional animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

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

Consumer Video.  This business unit markets, under the Pinnacle brand name, video-editing and digital-lifestyle products to the home user who wants to create, edit, share, publish and view video content easily, creatively and effectively. This segment’s two vertical markets consist of home video editing and TV-over-PC viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions, who want to edit, enhance and preserve their videos and share those videos on DVD or over the Internet. The TV-over-PC viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer.

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

Financial Summary

Our revenues for the three months ended March 31, 2008 were $198.3 million, a decrease of 9% compared to the same quarter last year. By business unit, compared to the first quarter last year, Professional Video revenues decreased 16%, Audio revenues decreased 7% and Consumer Video revenues increased 13%. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

For the three-month period ended March 31, 2008, compared to the same period in 2007, decreases in our revenues and gross margins, coupled with increased operating expenses, resulted in an overall decline in operating income. Of the $4.3 million increase in our operating expenses in the first quarter of 2008, compared to the same period in 2007, approximately $3.5 million was related to investments in strategic consultants assisting management in the transformation of our business and management transition expenses. During the three-month period ended March 31, 2008, we initiated restructuring plans within our Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs. We expect to incur total expenses under these restructuring plans of $3 million to $4 million and anticipate that we will complete the actions under the plans by December 31, 2008.

During the first quarter of 2008, we used $93.2 million in cash to repurchase 4,254,397 shares of our common stock under a $100 million share repurchase program approved by our board of directors in April 2007 and increased by an additional $100 million in February 2008. In the first quarter of 2008, our operating activities provided cash flows totaling $20.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowance for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2007 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” During the three months ended March 31, 2008, primarily due to the differing types of stock-based awards that are now being granted, we revised our estimates of future forfeitures used in the calculation of estimated compensation costs for these awards. As a result, we have revised our critical accounting policy titled “Stock-Based Compensation” as follows.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of, and started to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We adopted SFAS 123(R) using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

During 2008 and 2007, we granted both restricted stock units and stock options as part of our key performer stock-based compensation program, as well as stock options and restricted stock to newly hired employees. The vesting of stock option grants may be based on time, performance or market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

In accordance with SFAS 123(R), we estimate forfeiture rates at the time awards are made based on historical turnover rates and apply these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most stock-based awards for the year ended December 31, 2007, we applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, we segregated our non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. During the three months ended March 31, 2008, based on recent changes in our stock-based compensation structure and executive management staff, we determined that the executive management staff should be segregated from the rest of our employees into a separate class for the calculation of stock-based compensation. Accordingly, based on our historical turnover rates for these classes of employees and directors, we applied annualized estimated forfeiture rates of 0% to the non-employee director awards, 7% to the executive management staff awards and 8.75% to awards to all other employees. During the three months ended March 31, 2008, we also revised our estimated forfeiture rate for, and began applying these differing forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the change in forfeiture rates, we recorded in our results of operations for the three months ended March 31, 2008 a catch-up adjustment to reduce previously recorded stock-based compensation expense by approximately $1.1 million.

In December 2007, we granted a stock option to purchase 725,000 shares of our common stock to our newly hired chief executive officer, which included 625,000 shares that vest based on performance and market conditions. The vesting of 300,000 shares is tied to our stock price. The vesting of the remaining 325,000 shares is tied to both our stock price and improvements in our return on equity. During the three months ended March 31, 2008, we issued stock options to purchase 490,000 shares of common stock to newly hired executive officers, as well as 27,200 restricted stock units to other executives, as part of our annual grant program, that also had vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for all grants with vesting based on market conditions or a combination of performance and market conditions were estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the Black-Scholes valuation method. For restricted stock grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for these stock option and restricted stock grants were recorded based on the higher estimate for each vesting tranche.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and Monte Carlo models, may not provide reliable measures of the fair values of our stock-based compensation. See Note 9 of the unaudited condensed consolidated financial statements in Item 1 of this report for further information regarding stock-based compensation.

RESULTS OF OPERATIONS

Net Revenues

Our net revenues are derived mainly from sales of computer-based digital, nonlinear, media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and software maintenance contracts.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 64,918	32.7%	$ 86,631	39.6%	($21,713)	(25.1%)
Services revenues	29,332	14.8%	26,040	11.9%	3,292	12.6%
Total	94,250	47.5%	112,671	51.5%	(18,421)	(16.3%)

Audio:
Product revenues	72,480	36.6%	78,508	35.9%	(6,028)	(7.7%)
Services revenues	759	0.4%	415	0.2%	344	82.9%
Total	73,239	37.0%	78,923	36.1%	(5,684)	(7.2%)

Consumer Video:
Product revenues	30,777	15.5%	27,304	12.4%	3,473	12.7%
Total	30,777	15.5%	27,304	12.4%	3,473	12.7%

Total net revenues:	$198,266	100.0%	$218,898	100.0%	($20,632)	(9.4%)

The decrease in Professional Video product revenues for the three months ended March 31, 2008, compared to the same period in 2007, was predominately due to lower revenues from our video-editing products and, to a lesser extent, decreased revenues from large broadcast deals. We believe the decrease in video-editing revenues was the result of a slowdown in sales in anticipation of our new editor product set, as well as price reductions announced in the first quarter of 2008 in response to competitive pressures. The effect of the price reductions was partially offset by higher unit volumes for these products. The decrease in revenues from large broadcast deals was due to the timing of customer acceptance and revenue recognition.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The increase in services revenues for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to increased revenues generated from maintenance contracts sold in connection with our products. Maintenance revenues have increased during the last 12 months due to an increase in new large deals that included maintenance contracts.

The decrease in Audio product revenues for the three-month period ended March 31, 2008, compared to the same period in 2007, was the result of a slowdown in sales of our Digidesign integrated mixing console products, which we believe was due to unfavorable macroeconomic conditions. We also experienced decreased sales from our low-end Digidesign products due to temporary delays in the release of products compatible with a new operating system.

The increase in Consumer Video product revenues for the three-month period ended March 31, 2008, compared to the same period in 2007, was primarily due to increased revenues from our consumer video-editing products, derived primarily from our recently introduced Pinnacle Video Transfer product and Pinnacle Studio 11, which was released in the second quarter of 2007. This increase was partially offset by a year-over-year decrease in revenues, primarily in Europe, from our TV-over-PC viewing products due to decreased sales volumes partially mitigated by favorable currency exchange rates.

Net revenues derived through indirect channels were 75% of total net revenues for the three-month period ended March 31, 2008, compared to 72% of total net revenues for the same period in 2007.

International sales accounted for 60% of our net revenues for the three-month period ended March 31, 2008, compared to 57% for the same period in 2007.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 acquisition of Pinnacle and, to a lesser extent, other acquisitions we have made since August 2004. Amortization of technology is described further in the “Amortization of Intangible Assets” section below.

Gross margin fluctuates based on factors such as the mix of products and services sold, the cost and proportion of third-party hardware and software included in the products sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions and currency exchange rate fluctuations.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 85,073	49.4%	$ 92,712	51.8%	(2.4%)
Services cost of revenues	17,387	42.2%	15,979	39.6%	2.6%
Amortization of intangible assets	3,254	–	4,472	–	–
Total	$105,714	46.7%	$113,163	48.3%	(1.6%)

The decrease in product gross margin percentage for the three-month period ended March 31, 2008, compared to the same period in 2007, primarily reflected decreased revenues on costs of product revenues that have a significant fixed element.

The increases in the services gross margin for the three-month period ended March 31, 2008, compared to the same period in 2007, primarily reflected the change in services revenues mix to a higher percentage of maintenance revenues, which have higher gross margins than other services revenues, as well as the overall increase in services revenues on relatively fixed services personnel and facilities costs.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$38,510	$37,742	$768	2.0%

As a percentage of net revenues	19.4%	17.2%	2.2%

The increase in research and development expenses for the three-month period ended March 31, 2008, compared to the same period in 2007, was due to higher personnel-related costs, as well as increased information systems and facilities infrastructure costs, partially offset by decreased hardware development and computer equipment costs. The higher personnel-related costs were primarily the result of our increased emphasis on the development of new products and increased accruals for our company bonus plan, partially offset by decreased stock-based compensation expenses. Personnel-related costs increased $0.9 million for the three-month period ended March 31, 2008, compared to the same period in 2007. Information systems and facilities infrastructure costs increased $0.6 million for the three-month period ended March 31, 2008, compared to the same period in 2007. Hardware development and computer equipment costs decreased $0.5 million for the three-month period ended March 31, 2008, compared to the same period in 2007, primarily as a result of increased expenses for the development of high-end video-editing products during 2007. The increase in research and development expenses as a percentage of revenues for the three-month period ended March 31, 2008 was largely the result of the decrease in revenues for that period compared to the same period in 2007.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$50,327	$51,694	($1,367)	(2.6%)

As a percentage of net revenues	25.4%	23.6%	1.8%

The decrease in marketing and selling expenses for the three-month period ended March 31, 2008, compared to the same period in 2007, was largely due to decreased advertising, tradeshow and other promotional expenses, as well as favorable foreign exchange translations, and, to a lesser extent, decreased bad debt and demonstration equipment expenses. These decreases were partially offset by increased personnel-related costs. The decrease in advertising, tradeshow and other promotional expenses was $1.2 million and the increase in personnel-related costs was $2.0 million for the three-month period ended March 31, 2008, compared to the same period in 2007. Also in the first quarter of 2008, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $0.8 million, compared to net foreign exchange losses of $0.1 million in the first quarter of 2007. The increase in marketing and selling expenses as a percentage of revenues for the three-month period ended March 31, 2008 was the result of the decrease in revenues for that period compared to the same period in 2007.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$21,943	$17,852	$4,091	22.9%

As a percentage of net revenues	11.1%	8.2%	2.9%

The increase in general and administrative expenses for the three-month period ended March 31, 2008, compared to the same period in 2007, was due to increased consulting and outside services costs, as well as higher personnel-related costs. The consulting and outside services costs increased $2.2 million for the three-month period ended March 31, 2008, compared to the same period in 2007, largely as a result of consulting costs related to the strategic review and transformation of our business. Personnel-related costs increased $2.1 million for the three-month period ended March 31, 2008, compared to the same period in 2007, primarily due to management transition expenses, including executive severance, and increased accruals for our company bonus plan in the first quarter of 2008. The increase in general and administrative expenses as a percentage of revenues for the three-month period ended March 31, 2008 was largely the result of the decrease in revenues for that period compared to the same period in 2007.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$3,254	$4,472	($1,218)	(27.2%)
Amortization of intangible assets recorded in operating expenses	3,387	3,432	(45)	(1.3%)
Total amortization of intangible assets	$6,641	$7,904	($1,263)	(16.0%)

Total amortization of intangible assets as a percentage of net revenues	3.3%	3.6%	(0.3%)

The decrease in amortization of intangible assets for the three-month period ended March 31, 2008, compared to the same period in 2007, was primarily the result of the completion during 2007 of the amortization of certain developed technologies related to our acquisition of Pinnacle in 2005.

Restructuring Costs (Recoveries), Net

During the quarter ended March 31, 2008, we initiated corporate restructuring plans within our Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling and general and administrative teams. We expect to incur total expenses, representing cash expenditures, related to the restructurings of $3 million to $4 million and anticipate that we will complete the restructurings by December 31, 2008. We expect annual cost savings of between $3 million and $4 million to result from actions taken under these restructuring plans.

During 2007, we implemented restructuring plans within our Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. The purpose of these restructuring plans was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. During the first quarter of 2008, we revised our previous estimated liability for the 2007 restructuring plans and recorded in our statement of operations a restructuring recovery of $0.1 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$1,481	$1,895	($414)	(21.8%)

As a percentage of net revenues	0.7%	0.9%	(0.2%)

The decrease in other income and expense for the three months ended March 31, 2008, compared to the same period in 2007, was primarily the result of decreased interest income due to lower interest rates paid on cash balances.

Benefit from Income Taxes, Net

	Three Months Ended March 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Benefit from income taxes, net	($49)	($3,368)	$3,319

As a percentage of net revenues	(0.0%)	(1.5%)	1.5%

Our effective tax rate, which represents our tax benefit as a percentage of loss before income taxes, was 0% and 101%, respectively, for the three-month periods ended March 31, 2008 and 2007. The decrease in our tax benefit was primarily the result of a discrete tax benefit of $3.0 million from the favorable settlement of a Canadian research and development credit audit and a discrete tax benefit of $1.0 million from the release of a deferred tax liability in our German entity, both occurring in the three-month period ended March 31, 2007, partially offset by a discrete tax benefit of approximately $0.5 million from the favorable settlement of a United Kingdom tax audit occurring in the three-month period ended March 31, 2008.

Excluding the impact of our valuation allowance, our effective tax rates would have been 68% and 124%, respectively, for the three-month periods ended March 31, 2008 and 2007. These rates differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of March 31, 2008, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $150.4 million.

Net cash provided by operating activities was $20.9 million for the three months ended March 31, 2008, compared to $21.0 million for the same period in 2007. For the three months ended March 31, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accounts receivable and increases in deferred revenue and accounts payable, partially offset by an increase in inventories and a decrease in accrued liabilities. For the three months ended March 31, 2007, net cash provided by operating activities primarily reflected our net income adjusted for depreciation and amortization and stock-based compensation, as well as changes in working capital items, in particular an increase in deferred revenue and a decrease in accounts receivable, partially offset by an increase in prepaid and other current assets.

Accounts receivable decreased by $18.9 million to $119.8 million at March 31, 2008 from $138.7 million at December 31, 2007. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. While accounts receivable decreased as a result of a decrease in revenues in the first quarter of 2008, compared to the fourth quarter of 2007, days sales outstanding in accounts receivable increased from 48 days at December 31, 2007 to 54 days at March 31, 2008. Days sales outstanding at December 31, 2007 were unusually low due to the recognition of revenues upon customer acceptance in the fourth quarter of 2007 from a number of large broadcast deals for which payment had already been received.

At March 31, 2008 and December 31, 2007, we held inventory in the amounts of $123.2 million and $117.3 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase of approximately $5.9 million primarily resulted from product revenues that were lower than forecasted in the first quarter of 2008. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to reserve or write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $10.0 million for the three months ended March 31, 2008, compared to $10.9 million provided by investing activities for the same period in 2007. The net cash flow used in investing activities for the three months ended March 31, 2008 primarily reflected net purchases of $5.9 million resulting from the timing of the sale and purchase of marketable securities, as well as $4.0 million for the purchase of property and equipment. The net cash flow provided by investing activities for the three months ended March 31, 2007 was the result of net proceeds of $18.8 million resulting from the timing of the sale and purchase of marketable securities, partially offset by $7.1 million used for property and equipment purchases. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the three months ended March 31, 2008, cash used in financing activities was $92.5 million, compared to $2.4 million provided by financing activities in the first three months of 2007. The cash used in financing activities in 2008 is primarily the result of $93.2 million used for our stock repurchase program in the first quarter of 2008. During the three months ended March 31, 2007, cash provided by financing activities of $2.4 million was derived primarily from the exercise of stock options and purchases under our employee stock purchase plan.

A stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. Under this program, we were authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. On February 27, 2008, we announced our board of directors’ approval of a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. The stock repurchase program is being funded through working capital.

In connection with non-acquisition-related restructuring activities during 2008 and prior periods, as of March 31, 2008, we had restructuring accruals of $2.8 million and $1.1 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $8.6 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations. The severance payments will be made during the next 12 months. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs accrual activity for the three months ended March 31, 2008.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with the January 2006 Medea acquisition, we recorded $0.7 million for severance obligations and $0.5 million for lease termination costs. As of March 31, 2008, we had future cash obligations of approximately $1.1 million under leases for which we had vacated the underlying facilities and restructuring accruals of $1.7 million related to acquisition-related lease obligations. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010.

Our cash requirements vary depending upon factors such as our growth, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring plans. We believe that our existing cash, cash equivalents, marketable securities and funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. In the event that we require additional financing, we believe that we will be able to obtain such financing; however, there can be no assurance that we would be successful in doing so or that we could do so on favorable terms.

Fair Value Inputs

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008. We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the fair values and the inputs used to determine the fair values of our cash and investment instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 3 and 15 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

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

At March 31, 2008, we had foreign currency forward contracts outstanding with an aggregate notional value of $53.9 million, denominated in the euro, British pound, Canadian dollar and Japanese yen, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized gain of $0.1 million at March 31, 2008. For the three months ended March 31, 2008, net losses of $2.8 million resulting from forward contracts were included in results of operations, offset by $3.6 million of net transaction and remeasurement gains on the related assets and liabilities.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2008, we held $150.4 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock.  If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

During the three months ended March 31, 2008, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

A stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. Under this program, we were authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. On February 27, 2008, we announced our board of directors’ approval of a $100 million increase in the authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. The stock repurchase program is being funded through working capital.

The following table is a summary of our stock repurchases during the quarter ended March 31, 2008:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 – January 31, 2008	–	–	–	$73,385,475
February 1 – February 29, 2008	3,454,197	$21.25	3,454,197	–
March 1 – March 31, 2008 (a)	800,890	$24.59	800,200	$80,325,905
	4,255,087	$21.87	4,254,397	$80,325,905

(a)

In March 2007, we repurchased 690 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of that restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

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

Date: May 9, 2008	By:	/s/ Joel E. Legon
Joel E. Legon Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Second Amended and Restated 1996 Employee Stock Purchase Plan	X
#10.2	2008 Executive Bonus Plan		8-K	March 24, 2008	000-21174
#10.3	Executive Employment Agreement dated January 21, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 22, 2008	000-21174
#10.4	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.5	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.6	Executive Employment Agreement dated February 6, 2008 between the Registrant and Kirk E. Arnold	X
#10.7	Executive Employment Agreement dated March 31, 2008 between the Registrant and Ed Raine	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.