Form 10-Q
period 2008-06-30
AVID TECHNOLOGY INC
filed 2008-08-07
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2008 was 37,062,055.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Products	$189,115	$192,370	$357,291	$384,813
Services	33,748	32,956	63,838	59,411
Total net revenues	222,863	225,326	421,129	444,224

Cost of revenues:
Products	92,628	92,991	177,701	185,703
Services	19,629	17,454	37,016	33,433
Amortization of intangible assets	2,270	4,761	5,524	9,233
Total cost of revenues	114,527	115,206	220,241	228,369
Gross profit	108,336	110,120	200,888	215,855

Operating expenses:
Research and development	38,972	38,444	77,482	76,186
Marketing and selling	55,259	56,505	105,586	108,199
General and administrative	19,492	17,698	41,435	35,550
Amortization of intangible assets	3,323	3,431	6,710	6,863
Restructuring costs, net	937	1,517	2,000	1,775
Total operating expenses	117,983	117,595	233,213	228,573

Operating loss	(9,647)	(7,475)	(32,325)	(12,718)

Interest income	746	2,037	2,309	4,026
Interest expense	(143)	(98)	(279)	(222)
Other income (expense), net	14	84	68	114
Loss before income taxes	(9,030)	(5,452)	(30,227)	(8,800)
Provision for (benefit from) income taxes, net	1,355	547	1,306	(2,821)
Net loss	$(10,385)	$(5,999)	$(31,533)	$(5,979)

Net loss per common share – basic and diluted	$(0.28)	$(0.15)	$(0.83)	$(0.15)

Weighted-average common shares outstanding – basic and diluted	36,904	40,940	38,133	41,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$129,437	$208,619
Marketable securities	9,025	15,841
Accounts receivable, net of allowances of $20,976 and $20,784 at
June 30, 2008 and December 31, 2007, respectively	114,080	138,692
Inventories	120,728	117,324
Deferred tax assets, net	1,894	1,873
Prepaid expenses	12,670	9,967
Other current assets	26,935	24,948
Total current assets	414,769	517,264

Property and equipment, net	44,491	46,160
Intangible assets, net	59,193	71,427
Goodwill	360,521	360,584
Other assets	11,537	10,518
Total assets	$890,511	$1,005,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,358	$34,992
Accrued compensation and benefits	34,738	30,724
Accrued expenses and other current liabilities	45,133	49,319
Income taxes payable	13,271	13,869
Deferred revenues	79,186	79,771
Total current liabilities	208,686	208,675

Long-term liabilities	17,539	17,495
Total liabilities	226,225	226,170

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	973,482	968,339
Accumulated deficit	(196,123)	(155,722)
Treasury stock at cost, net of reissuances	(128,735)	(45,823)
Accumulated other comprehensive income	15,239	12,566
Total stockholders’ equity	664,286	779,783
Total liabilities and stockholders’ equity	$890,511	$1,005,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(31,533)	$(5,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,352	27,167
Provision for doubtful accounts	941	405
Non-cash provision for restructuring	16	—
Loss on disposal of fixed assets	17	15
Compensation expense from stock grants and options	6,473	8,103
Changes in deferred tax assets and liabilities	(376)	(2,208)
Changes in operating assets and liabilities:
Accounts receivable	25,481	1,479
Inventories	(3,406)	4,186
Prepaid expenses and other current assets	(4,122)	(6,642)
Accounts payable	1,267	(2,095)
Accrued expenses, compensation and benefits and other liabilities	(2,937)	(3,846)
Income taxes payable	(1,203)	(3,243)
Deferred revenues	374	5,288
Net cash provided by operating activities	14,344	22,630

Cash flows from investing activities:
Purchases of property and equipment	(8,543)	(14,709)
Payments for other long-term assets	(1,018)	(438)
Payments for business acquisitions	—	(529)
Purchases of marketable securities	(16,872)	(2,142)
Proceeds from sales of marketable securities	23,701	35,003
Net cash (used in) provided by investing activities	(2,732)	17,185

Cash flows from financing activities:
Payments on capital lease obligations	—	(51)
Purchases of common stock for treasury	(93,187)	(23,687)
Proceeds from issuance of common stock under employee stock plans	1,205	4,245
Net cash used in financing activities	(91,982)	(19,493)

Effect of exchange rate changes on cash and cash equivalents	1,188	(1,673)
Net (decrease) increase in cash and cash equivalents	(79,182)	18,649
Cash and cash equivalents at beginning of period	208,619	96,279
Cash and cash equivalents at end of period	$129,437	$114,928

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

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, stock-based compensation, inventory valuation, income tax asset valuation allowances and purchase accounting. Actual results could differ from the Company’s estimates.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(10,385)	$(5,999)	$(31,533)	$(5,979)

Weighted-average common shares outstanding – basic and diluted	36,904	40,940	38,133	41,046

Net loss per common share – basic and diluted	$(0.28)	$(0.15)	$(0.83)	$(0.15)

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are considered anti-dilutive securities and are excluded from the diluted net loss per share calculations because the sum of the exercise price per share and the unrecognized compensation cost per share is greater than the average market price of the Company’s common stock for the relevant period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options	3,005	2,942	2,769	2,805
Warrant	1,155	1,155	1,155	1,155
Non-vested restricted stock and restricted stock units	1,174	129	1,036	6
Anti-dilutive potential common shares	5,334	4,226	4,960	3,966

Certain stock options and restricted stock units granted to executive officers starting in the fourth quarter of 2007 include shares that vest based on performance and market conditions and as a result are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are related to such contingently-issuable stock options and restricted stock units and were excluded from the calculation of diluted net loss for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Performance-based options	1,115	1,009
Performance-based restricted stock units	27	18
Potential common shares from performance-based grants	1,142	1,027

The following table sets forth (in thousands) common stock equivalents excluded from the calculation of diluted net loss per share because the effect would be anti-dilutive due to the net loss for the relevant period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options	148	527	169	576
Non-vested restricted stock and restricted stock units	4	50	4	31
Anti-dilutive common stock equivalents	152	577	173	607

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$56,855	$18,990	$37,865	$—
Deferred compensation plan investments	807	807	—	—

Financial Liabilities:
Foreign currency forward contracts	48	—	48	—
Deferred compensation plan	$807	$807	$—	$—

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2007	$360,584
Revised restructuring estimates	(345)
Deferred tax liability adjustments, net	282
Goodwill balance at June 30, 2008	$360,521

Amortizable Identifiable Intangible Assets

Amortizable identifiable intangible assets resulting from the Company’s acquisitions consisted of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,727	$(59,925)	$5,802	$65,727	$(54,099)	$11,628
Customer relationships	71,701	(29,875)	41,826	71,701	(25,205)	46,496
Trade names	21,316	(9,879)	11,437	21,316	(8,284)	13,032
Non-compete covenants	—	—	—	1,704	(1,637)	67
License agreements	560	(432)	128	560	(356)	204
	$159,304	$(100,111)	$59,193	$161,008	$(89,581)	$71,427

Amortization expense related to all intangible assets in the aggregate was $5.6 million and $8.2 million, respectively, for the three-month periods ended June 30, 2008 and 2007, and $12.2 million and $16.1 million, respectively, for the six-month periods ended June 30, 2008 and 2007. The Company expects amortization of these intangible assets to be approximately $9 million for the remainder of 2008, $15 million in 2009, $12 million in 2010, $10 million in 2011, $5 million in 2012, $2 million in 2013 and $6 million thereafter.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable	$135,056	$159,476
Less:
Allowance for doubtful accounts	(2,444)	(2,160)
Allowance for sales returns and rebates	(18,532)	(18,624)
	$114,080	$138,692

The accounts receivable balances as of June 30, 2008 and December 31, 2007 exclude approximately $23.9 million and $24.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

6.	INVENTORIES

Inventories, net of related reserves, consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$29,205	$31,316
Work in process	9,144	6,179
Finished goods	82,379	79,829
	$120,728	$117,324

As of June 30, 2008 and December 31, 2007, the finished goods inventory includes inventory at customer locations of $20.3 million and $22.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Computer and video equipment and software	$121,878	$116,413
Manufacturing tooling and testbeds	8,205	7,748
Office equipment	3,523	3,741
Furniture and fixtures	12,033	13,314
Leasehold improvements	31,145	30,762
	176,784	171,978
Less accumulated depreciation and amortization	(132,293)	(125,818)
	$44,491	$46,160

8.	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Long-term deferred tax liabilities	$7,381	$7,430
Long-term deferred revenue	5,549	4,581
Long-term deferred rent	2,724	3,008
Long-term accrued restructuring	1,885	2,476
	$17,539	$17,495

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plan

At the Company’s 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to issue, subject to adjustment in the event of stock splits and other similar events, up to 8,000,000 shares of the Company’s common stock plus:

•

an aggregate of 168,143 shares that remained available for issuance as of May 21, 2008 under the Company’s 1993 Director Stock Option Plan, as amended; the Company’s 1998 Stock Option Plan; the Company’s Amended and Restated 1999 Stock Option Plan; and the Company’s Midiman, Inc. 2002 Stock Option/Stock Issuance Plan (the “Existing Plans”); and

•

any shares subject to awards granted under the Existing Plans, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; as of May 21, 2008, there were 1,519,437 shares subject to awards granted under the Existing Plans.

No further awards will be granted under the Existing Plans from and after May 21, 2008. Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. As of June 30, 2008, 5,629,145 shares were available for issuance under the Plan, including 1,002,771 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company records stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The following table sets forth the key assumptions and fair value results for stock options with time-based vesting granted during the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.67%	4.85%	2.48%	4.80%
Expected volatility	40.9%	31.2%	39.4%	32.9%
Expected life (in years)	4.71	4.63	4.43	4.37
Weighted-average fair value of options granted	$8.67	$11.49	$8.42	$11.80

In December 2007, the Company issued a stock option to purchase 625,000 shares of Avid common stock to the Company’s new chief executive officer that has vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for this option were recorded based on a Monte Carlo valuation with an assumed volatility of 32.80% and a risk-free interest rate of 3.93%. The weighted-average fair value of this grant is $6.60 and the expected lives range from 3.25 to 4.98 years with a weighted average of 4.44 years.

During the three months ended March 31, 2008, the Company issued stock options to purchase 490,000 shares of Avid common stock to newly hired officers of the Company that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these options were recorded based on a Monte Carlo valuation with a weighted-average volatility of 38.44% and a risk-free interest rate of 3.42%. The weighted-average fair value of these grants is $7.11 and the expected lives range from 2.81 to 4.97 years with a weighted average of 4.26 years.

Also during the three months ended March 31, 2008, the Company issued 27,200 restricted stock units to executives as part of the Company’s annual grant program that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo valuation method using a volatility of 38.95% and a risk-free interest rate of 3.29%. For restricted stock units with vesting based on a combination of performance and market conditions, compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for each vesting tranche were recorded based on the higher estimate. The weighted-average fair value of these restricted stock units is $18.61 and the derived service periods range from 3.04 to 4.75 years with a weighted average of 4.17 years.

In accordance with SFAS 123(R), the Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most of the stock-based awards for the year ended December 31, 2007, the Company applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, the Company segregated non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. During the three months ended March 31, 2008, based on recent changes in the Company’s stock-based compensation structure and executive management staff, the Company determined that the executive management staff should be segregated from the rest of its employees into a separate class for the calculation of stock-based compensation. Accordingly, based on the Company’s historical turnover rates for these classes of employees and directors, for grants made during the first quarter of 2008, the Company applied annualized estimated forfeiture rates of 0% to non-employee director awards, 7% to executive management staff awards and 8.75% to awards to all other employees. Similarly, based on a review of updated historical turnover rates during the three months ended June 30, 2008, the Company determined that the annualized forfeiture rates for grants made in that quarter to the executive management staff should be increased to 8%. Accordingly, for grants made during the second quarter of 2008, the Company applied annualized estimated forfeiture rates of 0% to non-employee director awards, 8% to executive management staff awards and 8.75% to awards to all other employees.

During the first and second quarters of 2008, the Company also revised its estimated forfeiture rates for, and began applying the then current revised forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates, the Company recorded in its results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.2 million during the first six months of 2008.

The following table summarizes changes in the Company’s stock option plans during the six-month period ended June 30, 2008:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	3,825,180	$35.83

Granted	1,009,430	$23.51
Exercised	(48,253)	$14.31
Forfeited or expired	(351,285)	$44.59
Options outstanding at June 30, 2008	4,435,072	$32.57	6.53	$1,549
Options vested at June 30, 2008 or expected to vest	4,018,182	$33.29	6.41	$1,549
Options exercisable at June 30, 2008	2,074,125	$37.87	5.01	$1,549

The aggregate intrinsic value of stock options exercised during the six-month periods ended June 30, 2008 and 2007 was approximately $0.4 million and $3.5 million, respectively. Cash received from the exercise of stock options was $0.7 million and $3.7 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods ended June 30, 2008 and 2007 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following tables summarize the changes in the Company’s non-vested restricted stock units and non-vested restricted stock during the six-month period ended June 30, 2008:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	647,501	$35.39

Granted	712,254	$23.50
Vested	(171,585)	$35.46
Forfeited	(66,325)	$32.24
Non-vested at June 30, 2008	1,121,845	$28.13	1.90	$19,049

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	106,463	$26.72

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	—	—
Non-vested at June 30, 2008	104,308	$26.30	3.40	$1,771

Employee Stock Purchase Plan

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering termination date. Shares issued under the ESPP are considered compensatory under SFAS 123(R). Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering termination date, and shares offered under this arrangement were considered noncompensatory under SFAS 123(R).

The following table sets forth the key assumptions and fair value results for shares issued under the ESPP starting May 1, 2008:

Three Months Ended June 30, 2008
Expected dividend yield	0.00%
Risk-free interest rate	2.50%
Expected volatility	40.9%
Expected life (in years)	0.25
Weighted-average fair value of shares issued	$3.39

At the 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders authorized an additional 800,000 shares for issuance under the ESPP. As of June 30, 2008, 1,027,076 shares remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Products cost of revenues	$ 171	$ 182	$ 303	$ 323
Services cost of revenues	166	251	264	448
Research and development expense	1,089	1,354	1,452	2,397
Marketing and selling expense	1,109	1,201	1,638	2,136
General and administrative expense	2,053	1,563	3,076	2,799
Total stock-based compensation expense	$4,588	$4,551	$6,733	$8,103

As of June 30, 2008, the Company had $55.5 million of unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next five years.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors and publicly announced on April 26, 2007. Under this program, the Company was authorized to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The stock repurchase program has no expiration date. On February 27, 2008, the Company announced its board of directors’ approval of a $100 million increase in the authorized funds for the repurchase of the Company’s common stock, increasing the total authorized funds for stock repurchases under the program to $200 million. During 2007, the Company repurchased 809,236 shares of the Company’s common stock for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During the three months ended March 31, 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the first quarter of 2008, including commissions, was $21.90. No shares were repurchased during the three months ended June 30, 2008, and, as of June 30, 2008, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded using the Company’s working capital.

At June 30, 2008 and December 31, 2007, treasury shares held by the Company totaled 5.3 million shares and 1.2 million shares, respectively.

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company’s Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys’ fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17.7 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification and, on June 16, 2008, remanded the case for a new damages trial with instructions that would limit the potential award to a sum significantly lower than the amount demanded in the Engelkes’ complaint against Pinnacle. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company’s financial position or results of operations.

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

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2008 and December 31, 2007, Avid’s maximum recourse exposure totaled approximately $9.1 million and $8.8 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At June 30, 2008 and December 31, 2007, the Company’s accrual for estimated losses was $0.9 million and $0.8 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Six Months Ended June 30,
	2008	2007
Accrual balance at beginning of period	$5,803	$6,072
Accruals for product warranties	4,180	4,260
Cost of warranty claims	(3,800)	(4,338)
Accrual balance at end of period	$6,183	$5,994

12.	COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities. The following is a summary of the Company’s comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(10,385)	$(5,999)	$(31,533)	$(5,979)
Net changes in:
Foreign currency translation adjustment	(510)	2,051	2,659	2,417
Unrealized gains on securities	—	16	14	27
Total comprehensive loss	$(10,895)	$(3,932)	$(28,860)	$(3,535)

13.	SEGMENT INFORMATION

The Company has been organized into three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2008, the Company changed the way it reviews and manages its business by excluding certain corporate infrastructure costs and expenses, including finance, human resources, legal and some information technology expenses, when evaluating segment performance and measuring the profitability of each operating segment. Such expenses, which were previously allocated to the operating segments, are managed outside the segments and are not controllable at the segment level. The Company believes that excluding these costs provides a better measure of each segment’s performance. The Company also continues to exclude certain other costs and expenses when evaluating segment performance and profitability, including the amortization and impairment of acquired intangible assets, the write-off of acquired in-process research and development, stock-based compensation expenses, restructuring expenses and legal settlements. The Company now reports a contribution margin for each business unit that excludes these costs and has revised the prior period segment disclosures to conform to the current presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three- and six-month periods ended June 30, 2008 and 2007 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Professional Video	$115,738	$120,318	$209,988	$232,989
Audio	75,315	76,763	148,554	155,686
Consumer Video	31,810	28,245	62,587	55,549
Total revenues	$222,863	$225,326	$421,129	$444,224

Contribution Margin:
Professional Video	$10,563	$12,136	$9,243	$23,737
Audio	10,626	12,109	21,496	25,262
Consumer Video	21	1,967	530	2,535
Segment contribution margin	21,210	26,212	31,269	51,534

Less unallocated costs and expenses:
Common costs and operating expenses	(19,739)	(18,402)	(42,627)	(37,253)
Amortization of acquisition-related intangible assets	(5,593)	(8,192)	(12,234)	(16,096)
Stock-based compensation	(4,588)	(4,551)	(6,733)	(8,103)
Restructuring costs, net	(937)	(1,517)	(2,000)	(1,775)
Legal settlements	—	(1,025)	—	(1,025)
Consolidated operating loss	$(9,647)	$(7,475)	$(32,325)	$(12,718)

In July 2008, the Company announced several changes to its previous business unit structure. The Company is taking actions necessary to transition to this new business structure in the second half of 2008. The new business unit structure will be used to evaluate segment performance and measure segment profitability beginning January 1, 2009.

14.	RESTRUCTURING COSTS AND ACCRUALS

During the quarter ended March 31, 2008, the Company initiated restructuring plans within the Company’s Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, the Company recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the quarter ended June 30, 2008, the Company recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and marketing and selling teams. The Company expects to incur total expenses, representing cash expenditures, under these restructuring plans of $3 million to $4 million and anticipates that it will complete the actions under the plans by December 31, 2008.

During 2007, the Company implemented restructuring plans within the Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. In connection with these actions, the Company terminated the employment of approximately 125 employees, primarily from the research and development teams and marketing and selling teams. The purpose of these plans was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring plans also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and the Company’s exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. During the first six months of 2008, the Company revised its previous estimated liability for the 2007 restructuring plans and recorded a restructuring recovery of $0.1 million.

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

In connection with the August 2005 Pinnacle acquisition and the January 2006 Medea acquisition, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle restructuring and a corresponding restructuring charge in the Company’s statement of operations. Similarly, in the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea restructuring and a corresponding restructuring charge. During the second quarter of 2008, the Company recorded a $0.1 million decrease in the estimate for the Medea restructuring and a corresponding decrease in goodwill.

The following table sets forth the activity in the restructuring costs and accruals for the six-month period ended June 30, 2008 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2007	$1,186	$3,256	$2	$2,041	$6,485
New restructuring charges – operating expenses	2,020	137	—	—	2,157
Revisions of estimated liabilities	(76)	(44)	(2)	(170)	(292)
Accretion	—	37	—	2	39
Cash payments for employee-related charges	(1,991)	—	—	—	(1,991)
Cash payments for facilities, net of sublease income	—	(1,112)	—	(488)	(1,600)
Foreign exchange impact on ending balance	5	6	—	(4)	7
Accrual balance at June 30, 2008	$1,144	$2,280	$—	$1,381	$4,805

The employee-related accruals at June 30, 2008 represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the condensed consolidated balance sheet at June 30, 2008.

The facilities-related accruals at June 30, 2008 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.8 million is included in the caption “accrued expenses and other current liabilities” and $1.9 million is included in the caption “long-term liabilities” in the condensed consolidated balance sheet at June 30, 2008.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No 161 is effective for the Company’s fiscal year beginning January 1, 2009. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

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

We have been organized into business units that focus on products and services sold to the following markets: Professional Video, Audio and Consumer Video. These business units also reflect our reportable segments and collectively encompass seven brands: Avid Video, Digidesign, M-Audio, Pinnacle, Sibelius, Softimage and Sundance Digital. The following is an overview of the business units and the markets they serve.

Professional Video.  This business unit offers innovative solutions including video- and film-editing systems, integrated storage, workflow and asset management tools, 3D and special-effects software, and a comprehensive range of services, from product support and training to consultancy and managed services. We market these solutions under the brand names Avid Video, Softimage and Sundance Digital to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment programs, documentaries, and industrial videos, as well as professional animators, video-game developers and film studios. Our broadcast and cable customers include national and international broadcasters, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

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

In July 2008, we announced several changes to our previous business unit structure. We are taking actions necessary to transition to this new business structure in the second half of 2008. The new business unit structure will be used to evaluate segment performance and measure segment profitability beginning January 1, 2009.

We continue to focus on strategically enhancing our existing products and broadening our product offerings to satisfy customer demand for new technology across the spectrum of educational to consumer to professional markets. We also continue to position ourselves and deliver new products and services to benefit from a number of important industry trends, including the move to HD television production, the switch to all-digital broadcast production, the growth of home audio studios, the move to digital audio mixing and the growth of consumer video editing and consumption.

Financial Summary

Our revenues for the three months ended June 30, 2008 were $222.9 million, a decrease of 1% compared to the same period last year. By business unit, compared to the second quarter last year, Professional Video revenues decreased 4%, Audio revenues decreased 2% and Consumer Video revenues increased 13%. Our revenues for the six-months ended June 30, 2008 were $421.1 million, a decrease of 5% compared to the same period last year. By business unit, compared to the first half of last year, Professional Video revenues decreased 10%, Audio revenues decreased 5% and Consumer Video revenues increased 13%. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

For both the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, decreases in our revenues and gross margins, coupled with increased operating expenses, resulted in an overall decline in operating income. The $4.6 million increase in operating expenses in the first six months of 2008, compared to the same period in 2007, included increased expenses of approximately $4.9 million related to investments in strategic consultants assisting management in the transformation of our business and management transition expenses. During the first quarter of 2008, we initiated restructuring plans within our Professional Video business unit and corporate operations and recorded restructuring charges of $2.2 million under these plans during the first six months of 2008.

During the first quarter of 2008, we used $93.2 million in cash to repurchase 4,254,397 shares of our common stock. No additional shares of our common stock were repurchased during the second quarter of 2008. At June 30, 2008, we had authorization from our board of directors for additional repurchases of up to $80.3 million. In the first six months of 2008, our operating activities provided cash flows totaling $14.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowances for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2007 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” During the three months ended March 31, 2008 and June 30, 2008, primarily due to the differing types of stock-based awards that are now being granted, we revised our estimates of future forfeitures used in the calculation of estimated compensation costs for these awards. As a result, we have revised our critical accounting policy for “Stock-Based Compensation.” The revised policy is provided below.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of, and started to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), or SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS

123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We adopted SFAS 123(R) using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123(R).

During 2008 and 2007, we granted both restricted stock units and stock options as part of our key performer stock-based compensation program, as well as stock options, restricted stock units and restricted stock to newly hired employees. The vesting of stock option grants may be based on time, performance or market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

In accordance with SFAS 123(R), we estimate forfeiture rates at the time awards are made based on historical turnover rates and apply these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most stock-based awards for the year ended December 31, 2007, we applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, we segregated our non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. During the three months ended March 31, 2008, based on recent changes in our stock-based compensation structure and executive management staff, we determined that the executive management staff should be segregated from the rest of our employees into a separate class for the calculation of stock-based compensation. Accordingly, based on our historical turnover rates for these classes of employees and directors, for grants made during the first quarter of 2008, we applied annualized estimated forfeiture rates of 0% to non-employee director awards, 7% to executive management staff awards and 8.75% to awards to all other employees. Similarly, based on a review of updated historical turnover rates during the three months ended June 30, 2008, we determined that the annualized forfeiture rates for grants made in that quarter to the executive management staff should be increased to 8%. Accordingly, for grants made during the second quarter of 2008, we applied annualized estimated forfeiture rates of 0% to non-employee director awards, 8% to executive management staff awards and 8.75% to awards to all other employees

During the three-month periods ended March 31, 2008 and June 30, 2008, we also revised our estimated forfeiture rates for, and began applying the then current revised forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates, we recorded in our results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.2 million during the first six months of 2008.

In December 2007, we granted a stock option to purchase 625,000 shares of our common stock to our new chief executive officer that has vesting based on market conditions or a combination of performance and market conditions. During the three months ended March 31, 2008, we issued stock options to purchase 490,000 shares of common stock to newly hired executive officers, as well as 27,200 restricted stock units to other executives, as part of our annual grant program, that also have vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for all grants with vesting based on market conditions or a combination of performance and market conditions were estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the Black-Scholes valuation method. For restricted stock grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for these stock option and restricted stock grants were recorded based on the higher estimate for each vesting tranche.

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

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 82,761	37.1%	$ 87,838	39.0%	($5,077)	(5.8%)
Services revenues	32,977	14.8%	32,480	14.4%	497	1.5%
Total	115,738	51.9%	120,318	53.4%	(4,580)	(3.8%)

Audio:
Product revenues	74,545	33.4%	76,287	33.9%	(1,742)	(2.3%)
Services revenues	770	0.4%	476	0.2%	294	61.8%
Total	75,315	33.8%	76,763	34.1%	(1,448)	(1.9%)

Consumer Video:
Product revenues	31,810	14.3%	28,245	12.5%	3,565	12.6%
Total	31,810	14.3%	28,245	12.5%	3,565	12.6%

Total net revenues:	$222,863	100.0%	$225,326	100.0%	($2,463)	(1.1%)

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$147,679	35.1%	$174,469	39.3%	($26,790)	(15.4%)
Services revenues	62,309	14.8%	58,520	13.2%	3,789	6.5%
Total	209,988	49.9%	232,989	52.5%	(23,001)	(9.9%)

Audio:
Product revenues	147,025	34.9%	154,795	34.8%	(7,770)	(5.0%)
Services revenues	1,529	0.4%	891	0.2%	638	71.6%
Total	148,554	35.3%	155,686	35.0%	(7,132)	(4.6%)

Consumer Video:
Product revenues	62,587	14.8%	55,549	12.5%	7,038	12.7%
Total	62,587	14.8%	55,549	12.5%	7,038	12.7%

Total net revenues:	$421,129	100.0%	$444,224	100.0%	($23,095)	(5.2%)

The decreases in Professional Video product revenues for both the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, were primarily due to lower revenues from our video-editing products and, to a lesser extent, decreased revenues from large broadcast deals. We believe the decrease in video-editing revenues was the result of a slowdown in sales in early 2008 in anticipation of our new editor product set, which was released in June 2008, as well as price reductions announced in the first quarter of 2008 in response to competitive pressures. The effect of the price reductions was partially offset by higher unit volumes for these products. The decrease in revenues from large broadcast deals was due to the timing of customer acceptance and revenue recognition.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. There was no significant change in services revenues for the three-month period ended June 30, 2008, compared to the same period in 2007. The increase in services revenues for the six-month period ended June 30, 2008, compared to the same period in 2007, was primarily due to increased revenues generated from maintenance contracts sold in connection with our products and, to a lesser extent, increased revenues from installation and training services. Maintenance revenues increased starting in the second quarter of 2007 due to an increase in new large deals that included maintenance contracts.

The decreases in Audio product revenues for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, were primarily the result of decreased revenues from our entry-level Digidesign products, as well as a slowdown in sales of our Digidesign integrated mixing console products. The decreases in revenues from our entry-level Digidesign products were due to temporary delays in the release of products compatible with a new version of Apple’s Mac OS X Leopard operating system, as well as increased competitive pressure. The products compatible with the new version of the Mac OS X Leopard operating system were released late in the second quarter of 2008. We believe the slowdown in sales of our Digidesign integrated mixing console products was due to unfavorable macroeconomic conditions.

The increases in Consumer Video product revenues for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, were primarily the result of increased revenues, on increased volumes, from our TV-over-PC viewing products, as well as new revenues from our Pinnacle Video Transfer product introduced in the first quarter of 2008.

Net revenues derived through indirect channels were 68% for both the three-month periods ended June 30, 2008 and 2007, and 70% for both the six-month periods ended June 30, 2008 and 2007.

International sales accounted for 61% and 60% of our net revenues for the three- and six-month periods ended June 30, 2008, respectively, compared to 58% for both periods in 2007.

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

Gross margin fluctuates based on factors such as the mix of products and services sold, the cost and proportion of third-party hardware and software included in the products sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions and currency exchange rate fluctuations.

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 92,628	51.0%	$ 92,991	51.7%	(0.7%)
Services cost of revenues	19,629	41.8%	17,454	47.0%	(5.2%)
Amortization of intangible assets	2,270	–	4,761	–	–
Total	$114,527	48.6%	$115,206	48.9%	(0.3%)

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Product cost of revenues	$ 177,701	50.3%	$185,703	51.7%	(1.4%)
Services cost of revenues	37,016	42.0%	33,433	43.7%	(1.7%)
Amortization of intangible assets	5,524	–	9,233	–	–
Total	$220,241	47.7%	$228,369	48.6%	(0.9%)

The decreases in product gross margin percentage for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, primarily reflected decreased revenues on costs of product revenues that have a significant fixed element. A $1.2 million increase in inventory write-downs, due primarily to new product transitions, was a significant contributing factor in the decreased gross margin percentage for the three-month period ended June 30, 2008, compared to the same period in 2007.

The decreases in the services gross margin for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, primarily reflected the change in services revenues mix to a higher percentage of installation and training revenues, which have higher labor costs and lower gross margins than maintenance revenues.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$38,972	$38,444	$528	1.4%

As a percentage of net revenues	17.5%	17.1%	0.4%

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$77,482	$76,186	$1,296	1.7%

As a percentage of net revenues	18.4%	17.2%	1.2%

The increase in research and development expenses for the three-month period ended June 30, 2008, compared to the same period in 2007, was due to higher personnel-related costs, as well as increased information systems and facilities infrastructure costs, partially offset by decreased expenses due to increased capitalized research and development costs, as well as decreased costs for outside services and consulting. The higher personnel-related costs were primarily the result of our increased emphasis on the development of new products and increased accruals for our company bonus plan, partially offset by decreased stock-based compensation expenses. Personnel-related costs increased $1.3 million for the three-month period ended June 30, 2008, compared to the same period in 2007. Information systems and facilities infrastructure costs increased $0.5 million for the three-month period ended June 30, 2008, compared to the same period in 2007. The decreased expenses due to increased capitalized research and development costs were $0.6 million for the three-month period ended June 30, 2008, compared to the same period in 2007. Outside services and consulting costs decreased $0.5 million for the three-month period ended June 30, 2008, compared to the same period in 2007. The increase in research and development expenses as a percentage of revenues for the three-month period ended June 30, 2008 was the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

The increase in research and development expenses for the six-month period ended June 30, 2008, compared to the same period in 2007, was due to higher personnel-related costs, as well as increased information systems and facilities infrastructure costs. These increases were partially offset by decreased expenses due to an increase in capitalized research and development costs, as well as decreased costs for outside services and consulting and hardware development and computer equipment costs. The higher personnel-related costs were primarily the result of our increased emphasis on the development of new products and increased accruals for our company bonus plan, partially offset by decreased stock-based compensation expenses. Personnel-related costs increased $2.2 million for the six-month period ended June 30, 2008, compared to the same period in 2007. Information systems and facilities infrastructure costs increased $1.1 million for the six-month period ended June 30, 2008, compared to the same period in 2007. The decreased expenses due to increased capitalized research and development costs were $0.4 million for the six-month period ended June 30, 2008, compared to the same period in 2007. Outside services and consulting costs decreased $1.0 million for the six-month period ended June 30, 2008, compared to the same period in 2007. Hardware development and computer equipment costs decreased $0.5 million for the six-month period ended June 30, 2008, compared to the same period in 2007, primarily as a result of expenses for the development of high-end video-editing products during 2007. The increase in research and development expenses as a percentage of revenues for the six-month period ended June 30, 2008 was largely the result of the decrease in revenues for the period compared to the same period in 2007.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$55,259	$56,505	($1,246)	(2.2%)

As a percentage of net revenues	24.8%	25.1%	(0.3%)

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$105,586	$108,199	($2,613)	(2.4%)

As a percentage of net revenues	25.1%	24.4%	0.7%

The decrease in marketing and selling expenses for the three-month period ended June 30, 2008, compared to the same period in 2007, was largely due to decreased advertising, tradeshow and other promotional expenses, as well as favorable foreign exchange translations, and, to a lesser extent, decreased bad debt expenses. These decreases were partially offset by increased personnel-related costs. The decrease in advertising, tradeshow and other promotional expenses was $1.9 million, primarily due to decreased trade show expenses, and the increase in personnel-related costs was $0.8 million, primarily due to increased salaries and bonus accruals, for the three-month period ended June 30, 2008, compared to the same period in 2007. Also in the first three months of 2008, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $0.9 million, compared to net foreign exchange losses of $0.2 million in the first three months of 2007. The decrease in marketing and selling expenses as a percentage of revenues for the three-month period ended June 30, 2008 was the result of the decrease in expenses for the period compared to the same period in 2007.

The decrease in marketing and selling expenses for the six-month period ended June 30, 2008, compared to the same period in 2007, was largely due to decreased advertising, tradeshow and other promotional expenses, as well as favorable foreign exchange translations, and, to a lesser extent, decreased bad debt and demonstration equipment expenses. These decreases were partially offset by increased personnel-related costs. The decrease in advertising, tradeshow and other promotional expenses was $3.1 million, primarily due to decreased trade show expenses, and the increase in personnel-related costs was $2.7 million, primarily due to increased salaries and bonus accruals, for the six-month period ended June 30, 2008, compared to the same period in 2007. Also in the first six months of 2008, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $1.7 million, compared to net foreign exchange losses of $0.3 million in the first six months of 2007. The increase in research and development expenses as a percentage of revenues for the six-month period ended June 30, 2008 was the result of the decrease in revenues for the period compared to the same period in 2007.

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

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$19,492	$17,698	$1,794	10.1%

As a percentage of net revenues	8.7%	7.9%	0.8%

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$41,435	$35,550	5,885	16.6%

As a percentage of net revenues	9.8%	8.0%	1.8%

The increase in general and administrative expenses for the three-month period ended June 30, 2008, compared to the same period in 2007, was primarily due to increased consulting and outside services costs, as well as higher personnel-related costs, partially offset by decreased legal settlements of $1.0 million. The consulting and outside services costs increased $1.6 million for the three-month period ended June 30, 2008, compared to the same period in 2007, largely as a result of consulting costs related to the strategic review and transformation of our business. Personnel-related costs increased $1.4 million for the three-month period ended June 30, 2008, compared to the same period in 2007, primarily due to management transition expenses, including executive severance, and increased accruals for our company bonus plan in the second quarter of 2008. The increase in general and administrative expenses as a percentage of revenues for the three-month period ended June 30, 2008 was largely the result of the increase in expenses for the period compared to the same period in 2007.

The increase in general and administrative expenses for the six-month period ended June 30, 2008, compared to the same period in 2007, was primarily due to increased consulting and outside services costs, as well as higher personnel-related costs, partially offset by decreased legal settlements of $1.0 million. The consulting and outside services costs increased $3.8 million for the six-month period ended June 30, 2008, compared to the same period in 2007, largely as a result of consulting costs related to the strategic review and transformation of our business. Personnel-related costs increased $2.6 million for the six-month period ended June 30, 2008, compared to the same period in 2007, primarily due to management transition expenses, including executive severance, and increased accruals for our company bonus plan in the first six months of 2008. The increase in general and administrative expenses as a percentage of revenues for the six-month period ended June 30, 2008 was largely the result of the increase in expenses for the period compared to the same period in 2007.

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

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$2,270	$4,761	($2,491)	(52.3%)
Amortization of intangible assets recorded in operating expenses	3,323	3,431	(108)	(3.1%)
Total amortization of intangible assets	$5,593	$8,192	($2,599)	(31.7%)

Total amortization of intangible assets as a percentage of net revenues	2.5%	3.6%	(1.1%)

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 5,524	$ 9,233	($3,709)	(40.2%)
Amortization of intangible assets recorded in operating expenses	6,710	6,863	(153)	(2.2%)
Total amortization of intangible assets	$12,234	$16,096	($3,862)	(24.0%)

Total amortization of intangible assets as a percentage of net revenues	2.9%	3.6%	(0.7%)

The decreases in amortization of intangible assets for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, were primarily the result of the completion during 2007 of the amortization of certain developed technologies related to our acquisition of Pinnacle in 2005.

Restructuring Costs, Net

During the quarter ended March 31, 2008, we initiated restructuring plans within our Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the quarter ended June 30, 2008, we recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and sales and marketing teams. We expect to incur total expenses, representing cash expenditures, related to these restructurings of $3 million to $4 million and anticipate that we will complete the restructurings by December 31, 2008. We expect annual cost savings of between $4 million and $5 million to result from actions taken under these restructuring plans.

During 2007, we implemented restructuring plans within our Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. The purpose of these restructuring plans was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. During the first six months of 2008, we revised our previous estimated liability for the 2007 restructuring plans and recorded in our statement of operations restructuring recoveries of $0.1 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$617	$2,023	($1,406)	(69.5%)

As a percentage of net revenues	0.3%	0.9%	(0.6%)

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$2,098	$3,918	($1,820)	(46.5%)

As a percentage of net revenues	0.5%	0.9%	(0.4%)

The decreases in other income and expense for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, were primarily the result of decreased interest income due to lower average cash balances, as well as lower interest rates paid on the cash balances.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Provision for income taxes, net	1,355	$547	$808

As a percentage of net revenues	0.6%	0.2%	0.4%

	Six Months Ended June 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Provision for (benefit from) income taxes, net	1,306	($2,821)	$4,127

As a percentage of net revenues	0.3%	(0.6%)	0.9%

Our effective tax rate, which represents our tax provision as a percentage of loss before income taxes, was (4%) for the six-month period ended June 30, 2008. Our effective tax rate, which represents our tax benefit as a percentage of loss before income taxes, was 32% for the six-month period ended June 30, 2007. The primary reasons for the change from a tax benefit to a tax provision were a discrete tax benefit of $3.0 million from the favorable settlement of a Canadian research and development credit audit and a discrete tax benefit of $1.0 million from the release of a deferred tax liability in our German entity, both occurring in the first quarter of 2007, and other net discrete tax provisions of $0.6 million for tax return provision differences identified in the second quarter of 2008. These amounts were partially offset by a discrete tax benefit of approximately $0.5 million from the favorable settlement of a United Kingdom tax audit occurring in the first quarter of 2008.

Excluding the impact of our valuation allowance, our effective tax rates would have been 35% and 61%, respectively, for the six-month periods ended June 30, 2008 and 2007. These rates may differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of June 30, 2008, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $138.5 million.

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2008, compared to $22.6 million for the same period in 2007. For the six months ended June 30, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accounts receivable, partially offset by increases in inventories and prepaid assets and a decrease in accrued liabilities. For the six months ended June 30, 2007, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation, as well as changes in working capital items, in particular a decrease in inventories and an increase in deferred revenues, partially offset by an increase in prepaid expenses and other current assets and a decrease in accrued liabilities.

Accounts receivable decreased by $24.6 million to $114.1 million at June 30, 2008 from $138.7 million at December 31, 2007. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Accounts receivable decreased as a result of a decrease in revenues, as well as improved collections in the second quarter of 2008, compared to the fourth quarter of 2007. Days sales outstanding in accounts receivable decreased from 48 days at December 31, 2007 to 46 days at June 30, 2008.

At June 30, 2008 and December 31, 2007, we held inventory in the amounts of $120.7 million and $117.3 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase of approximately $3.4 million primarily resulted from changes in product mix from those forecasted for the second quarter of 2008, as well as increased product inventories to support the release of new products in the second quarter of 2008. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $2.7 million for the six months ended June 30, 2008, compared to $17.2 million provided by investing activities for the same period in 2007. The net cash flow used in investing activities for the six months ended June 30, 2008 primarily reflected $8.5 million used for the purchase of property and equipment, partially offset by net proceeds of $6.8 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow provided by investing activities for the six months ended June 30, 2007 primarily reflected net proceeds of $32.9 million resulting from the timing of the sale and purchase of marketable securities, partially offset by $14.7 million used for the purchase of property and equipment. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the six months ended June 30, 2008, cash used in financing activities was $92.0 million, compared to $19.5 million for the same period in 2007. The cash used in financing activities in 2008 was the result of $93.2 million used for our stock repurchase program in the first quarter of 2008, partially offset by proceeds from the exercise of stock options and purchases under our employee stock purchase plan. During the six months ended June 30, 2007, the cash used in financing activities was the result of $23.7 million used for our stock repurchase program, partially offset by proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

A stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. Under this program, we were authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. On February 27, 2008, we announced our board of directors’ approval of a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. There were no additional repurchases of our common stock during the three months ended June 30, 2008. The stock repurchase program is being funded through working capital.

In connection with non-acquisition-related restructuring activities during 2008 and prior periods, as of June 30, 2008, we had restructuring accruals of $2.3 million and $1.1 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $7.6 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of such facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations. The severance payments will be made during the next 12 months. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the six months ended June 30, 2008.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). In connection with our January 2006 Medea acquisition, we recorded $0.7 million for severance obligations and $0.5 million for lease termination costs. As of June 30, 2008, we had future cash obligations of approximately $0.8 million under leases for which we had vacated the underlying facilities and restructuring accruals of $1.4 million related to acquisition-related lease obligations. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2010.

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

Fair Value Inputs

We adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected not to measure any additional financial instruments or other items at fair value.

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

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

At June 30, 2008, we had foreign currency forward contracts outstanding with an aggregate notional value of $51.7 million, denominated in the euro, British pound and Canadian dollar, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized loss of $48 thousand at June 30, 2008. For the six months ended June 30, 2008, net losses of $2.6 million resulting from forward contracts were included in results of operations, offset by $4.3 million of net transaction and remeasurement gains on the related assets and liabilities.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At June 30, 2008, we held $138.5 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2008, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 21, 2008. At the meeting, Elizabeth M. Daley and Youngme E. Moon were re-elected as Class III Directors. The vote with respect to each nominee is set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Ms. Daley	29,496,334	4,760,593
Dr. Moon	29,492,266	4,764,661

The additional directors whose terms of office continued after the meeting were George H. Billings, Gary G. Greenfield, Nancy Hawthorne, Louis Hernandez, Jr. and John H. Park.

At the meeting, the stockholders also approved an amendment to our Second Amended and Restated 1996 Employee Stock Purchase Plan to increase from 1,700,000 to 2,500,000 the number of shares of common stock authorized for issuance under the plan by a vote of 30,828,520 shares for, 113,829 shares against, 10,701 shares abstaining, and 3,303,877 broker non-votes. The stockholders also approved our Amended and Restated 2005 Stock Incentive Plan by a vote of 17,484,326 shares for, 13,457,020 shares against, 11,703 shares abstaining, and 3,303,878 broker non-votes.

In addition, the stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 by a vote of 34,189,124 shares for, 49,447 shares against and 18,355 shares abstaining.

ITEM 6.	EXHIBITS

The list of exhibits, which are filed or furnished with this report or which are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Amended and Restated 2005 Stock Incentive Plan	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.