Form 10-Q
period 2008-09-30
AVID TECHNOLOGY INC
filed 2008-11-07
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2008 was 37,098,933.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Products	$183,686	$198,817	$540,977	$583,630
Services	33,380	28,009	97,218	87,420
Total net revenues	217,066	226,826	638,195	671,050

Cost of revenues:
Products	94,303	93,397	272,004	279,100
Services	18,744	16,054	55,760	49,487
Amortization of intangible assets	1,249	4,096	6,773	13,329
Restructuring costs	—	2,797	—	2,797
Total cost of revenues	114,296	116,344	334,537	344,713
Gross profit	102,770	110,482	303,658	326,337

Operating expenses:
Research and development	37,825	36,471	115,307	112,657
Marketing and selling	53,638	48,832	159,224	157,031
General and administrative	19,734	20,514	61,169	56,064
Amortization of intangible assets	3,307	3,432	10,017	10,295
Impairment of goodwill and intangible asset	51,257	—	51,257	—
Restructuring costs, net	2,107	6,297	4,107	8,072
Total operating expenses	167,868	115,546	401,081	344,119

Operating loss	(65,098)	(5,064)	(97,423)	(17,782)

Interest income	621	2,100	2,930	6,126
Interest expense	(134)	(226)	(413)	(448)
Other income (expense), net	20	106	88	220
Loss before income taxes	(64,591)	(3,084)	(94,818)	(11,884)
Provision for (benefit from) income taxes, net	1,800	2,769	3,106	(52)
Net loss	$(66,391)	$(5,853)	$(97,924)	$(11,832)

Net loss per common share – basic and diluted	$(1.80)	$(0.14)	$(2.59)	$(0.29)

Weighted-average common shares outstanding – basic and diluted	36,960	40,798	37,739	40,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$95,762	$208,619
Marketable securities	26,672	15,841
Accounts receivable, net of allowances of $20,390 and $20,784 at
September 30, 2008 and December 31, 2007, respectively	112,144	138,692
Inventories	122,867	117,324
Deferred tax assets, net	1,740	1,873
Prepaid expenses	10,467	9,967
Other current assets	23,476	24,948
Total current assets	393,128	517,264

Property and equipment, net	41,734	46,160
Intangible assets, net	49,980	71,427
Goodwill	313,924	360,584
Other assets	10,801	10,518
Total assets	$809,567	$1,005,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,471	$34,992
Accrued compensation and benefits	36,237	30,724
Accrued expenses and other current liabilities	41,502	49,319
Income taxes payable	11,264	13,869
Deferred revenues	79,963	79,771
Total current liabilities	198,437	208,675

Long-term liabilities	16,197	17,495
Total liabilities	214,634	226,170

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	977,735	968,339
Accumulated deficit	(264,024)	(155,722)
Treasury stock at cost, net of reissuances	(126,327)	(45,823)
Accumulated other comprehensive income	7,126	12,566
Total stockholders’ equity	594,933	779,783
Total liabilities and stockholders’ equity	$809,567	$1,005,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(97,924)	$(11,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,005	40,200
Impairment of goodwill and intangible asset	51,257	—
Provision for doubtful accounts	1,407	742
Non-cash provision for restructuring	16	2,857
Loss (gain) on disposal of fixed assets	19	(109)
Compensation expense from stock grants and options	10,829	12,091
Changes in deferred tax assets and liabilities	(561)	(2,854)
Changes in operating assets and liabilities:
Accounts receivable	21,878	643
Inventories	(5,583)	8,409
Prepaid expenses and other current assets	715	(3,484)
Accounts payable	(5,472)	1,066
Accrued expenses, compensation and benefits and other liabilities	(3,941)	4,895
Income taxes payable	(2,281)	(2,333)
Deferred revenues	225	8,695
Net cash provided by operating activities	4,589	58,986

Cash flows from investing activities:
Purchases of property and equipment	(12,449)	(20,253)
Payments for other long-term assets	(1,215)	(1,467)
Payments for business acquisitions	—	(529)
Purchases of marketable securities	(42,707)	(6,351)
Proceeds from sales of marketable securities	31,772	40,789
Net cash (used in) provided by investing activities	(24,599)	12,189

Cash flows from financing activities:
Payments on capital lease obligations	—	(51)
Purchases of common stock for treasury	(93,187)	(23,687)
Proceeds from issuance of common stock under employee stock plans	2,102	10,139
Net cash used in financing activities	(91,085)	(13,599)

Effect of exchange rate changes on cash and cash equivalents	(1,762)	(1,766)
Net (decrease) increase in cash and cash equivalents	(112,857)	55,810
Cash and cash equivalents at beginning of period	208,619	96,279
Cash and cash equivalents at end of period	$95,762	$152,089

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

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include asset impairments, restructuring costs, accounts receivable and sales allowances, stock-based compensation, inventory valuation, income tax asset valuation allowances and purchase accounting. Actual results could differ from the Company’s estimates.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(66,391)	$(5,853)	$(97,924)	$(11,832)

Weighted-average common shares outstanding – basic and diluted	36,960	40,798	37,739	40,963

Net loss per common share – basic and diluted	$(1.80)	$(0.14)	$(2.59)	$(0.29)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options	2,823	2,855	2,787	2,818
Warrant (a)	424	1,155	906	1,155
Non-vested restricted stock and restricted stock units	460	107	646	29
Anti-dilutive potential common shares	3,707	4,117	4,339	4,002

(a)

In connection with the acquisition of Softimage Inc. in 1998, the Company issued a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock at a price of $47.65 per share. Weighted-average potential common share amounts for the three and nine months ended September 30, 2008 reflect expiration of the warrant on August 3, 2008.

Certain stock options and restricted stock units granted to executive officers include shares that vest based on performance and market conditions and are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that are related to such contingently-issuable stock options and restricted stock units and were excluded from the calculation of diluted net loss for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Performance-based options	1,326	1,115
Performance-based restricted stock units	21	19
Potential common shares from performance-based grants	1,347	1,134

The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of diluted net loss per share because the effect would be anti-dilutive due to the net loss for the relevant period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options	141	397	159	520
Non-vested restricted stock and restricted stock units	57	38	19	38
Anti-dilutive common stock equivalents	198	435	178	558

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial position or results of operations. In accordance with FSP No. 157-2, the Company has not applied the provisions of SFAS No. 157 to the goodwill and intangible assets tested for impairment and measured at fair value during the three months ended September 30, 2008 (see Note 4). The Company has not yet determined the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$65,483	$15,615	$49,868	$—
Deferred compensation plan investments	750	750	—	—
Foreign currency forward contracts	36	—	36	—

Financial Liabilities:
Deferred compensation plan	$750	$750	$—	$—

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As part of the purchase accounting allocation for the August 2005 acquisition of Pinnacle, goodwill of approximately $131.1 million was allocated to the Company’s Consumer Video segment. In December 2006, the Company recorded a $53.0 million goodwill impairment charge, and the remaining goodwill balance allocated to the Consumer Video segment was $78.1 million. In September 2008, as a result of a decrease in market value for, and the expected sale of, the Company’s TV-over-PC viewing products (see Note 16), which have historically accounted for a significant portion of Consumer Video segment revenues, the Company tested the goodwill assigned to its Consumer Video segment for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. An estimate of the fair value of the Consumer Video business unit was calculated based on a multiple-of-revenues technique similar to that used in valuing the 2005 acquisition of Pinnacle and updated for current revenue projections. The fair value was then allocated among the Consumer Video tangible and intangible assets and liabilities to determine the implied fair value of the goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, the Company recorded this amount as an impairment loss, reducing the Consumer Video goodwill to $31.6 million at September 30, 2008. As a result of the Company’s annual goodwill testing in the fourth quarter and the expected sale of the Company’s TV-over-PC viewing and Softimage products, additional goodwill impairment testing will take place during the three months ending December 31, 2008, which could result in the recording of additional impairment charges.

Changes in the carrying amount of the Company’s goodwill consisted of the following for the nine months ended September 30, 2008 (in thousands):

Total
Goodwill balance at December 31, 2007	$360,584
Consumer Video impairment	(46,600)
Revised restructuring estimates	(342)
Deferred tax liability adjustments, net	282
Goodwill balance at September 30, 2008	$313,924

Amortizable Identifiable Intangible Assets

As part of the purchase accounting allocation for the August 2005 acquisition of Pinnacle, the Company recorded $123.1 million for identifiable intangible assets, including developed technology, customer relationships, trade names and in-process research and development, of which $59.4 million was related to the Company’s Consumer Video segment. In September 2008, as a result of a decrease in market value for, and the expected sale of, the Company’s TV-over-PC viewing products (see Note 16), which have historically accounted for a significant portion of Consumer Video segment revenues, the Company tested the Consumer Video identifiable intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video business that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. This analysis determined that the undiscounted cash flows of the Consumer Video net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result, the Company determined that the trade name intangible asset was impaired and recorded a charge of $4.7 million to write this asset down to its current fair value. As a result of the expected sale of the Company’s TV-over-PC viewing and Softimage products, additional identifiable intangible asset impairment testing may take place during the three months ending December 31, 2008, which could result in the recording of additional impairment charges.

Amortizable identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,727	$(61,316)	$4,411	$65,727	$(54,099)	$11,628
Customer relationships	71,701	(32,210)	39,491	71,701	(25,205)	46,496
Trade names (a)	16,659	(10,677)	5,982	21,316	(8,284)	13,032
Non-compete covenants	—	—	—	1,704	(1,637)	67
License agreements	560	(464)	96	560	(356)	204
	$154,647	$(104,667)	$49,980	$161,008	$(89,581)	$71,427

(a)	A $4.7 million trade name impairment charge recorded during the three months ended September 30, 2008 has been deducted from the September 30, 2008 gross amount.

Amortization expense related to all intangible assets in the aggregate was $4.6 million and $7.5 million, respectively, for the three-month periods ended September 30, 2008 and 2007, and $16.8 million and $23.6 million, respectively, for the nine-month periods ended September 30, 2008 and 2007. The Company expects amortization of these intangible assets to be approximately $4 million for the remainder of 2008, $15 million in 2009, $10 million in 2010, $9 million in 2011, $4 million in 2012, $2 million in 2013 and $6 million thereafter.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable	$132,534	$159,476
Less:
Allowance for doubtful accounts	(2,604)	(2,160)
Allowance for sales returns and rebates	(17,786)	(18,624)
	$112,144	$138,692

The accounts receivable balances at September 30, 2008 and December 31, 2007 excluded approximately $25.6 million and $24.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

6.	INVENTORIES

Inventories consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$27,450	$31,316
Work in process	9,214	6,179
Finished goods	86,203	79,829
	$122,867	$117,324

At September 30, 2008 and December 31, 2007, the finished goods inventory included inventory at customer locations of $19.6 million and $22.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Computer and video equipment and software	$120,255	$116,413
Manufacturing tooling and testbeds	6,899	7,748
Office equipment	3,417	3,741
Furniture and fixtures	11,639	13,314
Leasehold improvements	30,890	30,762
	173,100	171,978
Less accumulated depreciation and amortization	(131,366)	(125,818)
	$41,734	$46,160

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Long-term deferred tax liabilities	$7,492	$7,430
Long-term deferred revenue	4,609	4,581
Long-term deferred rent	2,552	3,008
Long-term accrued restructuring	1,544	2,476
	$16,197	$17,495

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plan

At the Company’s 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to issue, subject to adjustment in the event of stock splits and other similar events, up to 8,000,000 shares of the Company’s common stock plus:

•

an aggregate of 168,143 shares that remained available for issuance as of May 21, 2008 under the Company’s 1993 Director Stock Option Plan, as amended; the Company’s 1998 Stock Option Plan; the Company’s Amended and Restated 1999 Stock Option Plan; and the Company’s Midiman, Inc. 2002 Stock Option/Stock Issuance Plan (the “Existing Plans”); and

•

any shares subject to awards granted under the Existing Plans, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

No further awards will be granted under the Existing Plans from and after May 21, 2008. Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. As of September 30, 2008, 5,345,827 shares were available for issuance under the Plan, including 971,626 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company records stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.87%	4.63%	2.57%	4.77%
Expected volatility	41.9%	30.0%	40.0%	32.4%
Expected life (in years)	4.55	4.27	4.46	4.35
Weighted-average fair value of options granted	$7.63	$10.49	$8.22	$11.56

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

During the three months ended September 30, 2008, the Company issued stock options to purchase 252,000 shares of Avid common stock to newly hired officers of the Company that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these options were recorded based on a Monte Carlo valuation with a weighted-average volatility of 41.69% and a risk-free interest rate of 3.69%. The weighted-average fair value of these grants is $5.53 and the expected lives range from 2.96 to 5.09 years with a weighted average of 4.46 years.

In accordance with SFAS 123(R), the Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most of the stock-based awards for the year ended December 31, 2007, the Company applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, the Company segregated non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. In the first quarter of 2008, based on an updated review of historical turnover rates, the Company determined that the executive management staff should be segregated into a separate class for the calculation of stock-based compensation, and it applied annualized estimated forfeiture rates of 0% for non-employee director awards, 7% for executive management staff awards and 8.75% for all other employee awards made in that quarter. Based on similar reviews of updated historical turnover rates during the second and third quarters of 2008, annualized estimated forfeiture rates of 0% for non-employee director awards, 8% for executive management staff awards and 8.75% for all other employee awards were applied to grants made during the second quarter of 2008, and annualized estimated forfeiture rates of 0% for non-employee director awards and 9% for both executive management staff and all other employee awards were applied to grants made during the third quarter of 2008.

During the first, second and third quarters of 2008, the Company also revised its estimated forfeiture rates for, and began applying the then current revised forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates, the Company recorded in its results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.4 million during the first nine months of 2008.

The following table summarizes changes in the Company’s stock option plans during the nine-month period ended September 30, 2008:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	3,825,180	$35.83

Granted	1,430,380	$22.09
Exercised	(85,387)	$13.54
Forfeited or expired	(569,839)	$43.46
Options outstanding at September 30, 2008	4,600,334	$31.03	6.22	$7,220
Options vested at September 30, 2008 or expected to vest	4,073,727	$31.93	6.09	$6,411
Options exercisable at September 30, 2008	2,067,612	$37.56	4.70	$3,833

The aggregate intrinsic value of stock options exercised during the nine-month periods ended September 30, 2008 and 2007 was approximately $0.8 million and $7.7 million, respectively. Cash received from the exercise of stock options was $1.2 million and $9.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods ended September 30, 2008 and 2007 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following tables summarize changes in the Company’s non-vested restricted stock units and non-vested restricted stock during the nine-month period ended September 30, 2008:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	647,501	$35.39

Granted	784,254	$22.96
Vested	(179,143)	$34.91
Forfeited	(121,118)	$31.10
Non-vested at September 30, 2008	1,131,494	$27.42	1.70	$27,212

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	106,463	$26.72

Granted	—	—
Vested	(2,155)	$47.01
Forfeited	—	—
Non-vested at September 30, 2008	104,308	$26.30	3.15	$2,510

Employee Stock Purchase Plan

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under SFAS 123(R). Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering period termination date, and shares offered under this arrangement were considered noncompensatory under SFAS 123(R).

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP starting May 1, 2008:

	Three Months Ended September 30, 2008	Five Months Ended September 30, 2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.25%	2.36%
Expected volatility	41.5%	41.2%
Expected life (in years)	0.25	0.25
Weighted-average fair value of shares issued	$3.68	$3.56

At the 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders authorized an additional 800,000 shares for issuance under the ESPP. As of September 30, 2008, 1,004,414 shares remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of products revenues	$ 177	$ 182	$ 480	$ 505
Cost of services revenues	144	248	408	696
Research and development expense	763	1,018	2,215	3,415
Marketing and selling expense	1,470	1,092	3,108	3,228
General and administrative expense	1,803	1,448	4,879	4,247
Total stock-based compensation expense	$4,357	$3,988	$11,090	$12,091

As of September 30, 2008, the Company had $53.8 million of unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next five years.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors and publicly announced on April 26, 2007. Under this program, the Company was authorized to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The stock repurchase program has no expiration date. On February 27, 2008, the Company announced its board of directors’ approval of a $100 million increase in the authorized funds for the repurchase of the Company’s common stock, which increased the total authorized funds for stock repurchases under the program to $200 million. During 2007, the Company repurchased 809,236 shares of the Company’s common stock for a total purchase price, including commissions, of

$26.6 million, or $32.92 per share. During the three months ended March 31, 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the first quarter of 2008, including commissions, was $21.90. No shares were repurchased during the second and third quarters of 2008 to conserve cash for restructuring and transformational activities. As of September 30, 2008, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded using the Company’s working capital.

At September 30, 2008 and December 31, 2007, treasury shares held by the Company totaled 5.2 million shares and 1.2 million shares, respectively.

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

The Company, through a third party, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company remains liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2008 and December 31, 2007, Avid’s maximum recourse exposure totaled approximately $8.6 million and $8.8 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing these financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. This low default rate results because the third-party leasing company diligently screens applicants and collects amounts due, and because Avid actively monitors its exposures under the financing program and participates in the approval process for any lessees outside of agreed-upon credit-worthiness metrics. The Company maintains a reserve for estimated losses under this recourse lease program based on the historical default rates applied to the funded amount outstanding at period end. At both September 30, 2008 and December 31, 2007, the Company’s accrual for estimated losses was $0.8 million.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Nine Months Ended September 30,
	2008	2007
Accrual balance at beginning of period	$5,803	$6,072
Accruals for product warranties	6,293	6,105
Cost of warranty claims	(5,975)	(6,335)
Accrual balance at end of period	$6,121	$5,842

12.	COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(66,391)	$(5,853)	$(97,924)	$(11,832)
Net changes in:
Foreign currency translation adjustment	(7,769)	4,006	(5,110)	6,423
Unrealized gains (losses)	(344)	(22)	(330)	4
Total comprehensive loss	$(74,504)	$(1,869)	$(103,364)	$(5,405)

13.	SEGMENT INFORMATION

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

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three- and nine-month periods ended September 30, 2008 and 2007 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Professional Video	$117,202	$118,855	$327,190	$351,844
Audio	72,231	77,320	220,785	233,006
Consumer Video	27,633	30,651	90,220	86,200
Total revenues	$217,066	$226,826	$638,195	$671,050

Contribution Margin:
Professional Video	$14,852	$20,747	$24,095	$44,484
Audio	8,119	14,327	29,615	39,589
Consumer Video	(4,761)	1,218	(4,231)	3,753
Segment contribution margin	18,210	36,292	49,479	87,826

Less unallocated costs and expenses:
Common costs and operating expenses	(21,031)	(20,396)	(63,658)	(57,649)
Amortization of acquisition-related intangible assets	(4,556)	(7,528)	(16,790)	(23,624)
Impairment of goodwill and intangible asset	(51,257)	—	(51,257)	—
Stock-based compensation	(4,357)	(3,988)	(11,090)	(12,091)
Restructuring costs, net	(2,107)	(9,094)	(4,107)	(10,869)
Other costs	—	(350)	—	(1,375)
Consolidated operating loss	$(65,098)	$(5,064)	$(97,423)	$(17,782)

In July 2008, the Company announced several changes to its previous business unit structure, including the combination of the Company’s Professional Video and Consumer Video business units into a single Video segment. The Company is taking actions necessary to transition to this new business structure during 2008. The new business unit structure will be used to evaluate segment performance and measure segment profitability beginning January 1, 2009.

14.	RESTRUCTURING COSTS AND ACCRUALS

On October 23, 2008, the Company announced its commitment to a restructuring plan that includes a reduction in force of approximately 500 positions, including employees related to the Company’s recently announced divestitures (see Note 16). The restructuring plan is intended to improve operational efficiencies. In connection with this restructuring, the Company expects to incur total expenses relating to termination benefits of $21 million to $24 million, which primarily represent cash expenditures. The Company expects to record the majority of these restructuring charges during the three months ending December 31, 2008.

During the quarter ended March 31, 2008, the Company initiated restructuring plans within the Company’s Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, the Company recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the quarter ended June 30, 2008, the Company recorded restructuring charges of $1.0 million under these plans related to employee termination costs for 26 employees, primarily in the research and development teams and marketing and selling teams. During the quarter ended September 30, 2008, the Company recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees in the research and development teams and general and administrative teams. The Company expects to incur additional expenditures under these restructuring plans of $0.1 million during the quarter ending December 31, 2008 and anticipates that it will complete the actions under the plans by December 31, 2008.

During 2007, the Company implemented restructuring plans within the Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. In connection with these actions, the Company terminated the employment of approximately 125 employees, primarily from the research and development teams and marketing and selling teams. The purpose of these plans was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring plans also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and the Company’s exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. During the three months ended September 30, 2008, the Company revised its previous estimated liability for the 2007 restructuring for its Tewksbury, Massachusetts facility and recorded a $0.1 million restructuring charge. This charge was offset by restructuring recoveries of $0.1 million recorded during the first two quarters of 2008, resulting primarily from the Company’s revision of the estimated liability for employee terminations under its 2007 restructuring plans.

The Company recorded or will record these charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

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

The following table sets forth the activity in the restructuring costs and accruals for the nine-month period ended September 30, 2008 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2007	$1,186	$3,256	$2	$2,041	$6,485
New restructuring charges – operating expenses	4,027	137	—	—	4,164
Revisions of estimated liabilities	(78)	58	(2)	(167)	(189)
Accretion	—	72	—	39	111
Cash payments for employee-related charges	(2,893)	—	—	—	(2,893)
Cash payments for facilities, net of sublease income	—	(1,687)	—	(632)	(2,319)
Foreign exchange impact on ending balance	(13)	(85)	—	(130)	(228)
Accrual balance at September 30, 2008	$2,229	$1,751	$—	$1,151	$5,131

The employee-related accruals at September 30, 2008 represent severance and outplacement costs to former employees that will be paid within the next 12 months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the condensed consolidated balance sheet at September 30, 2008.

The facilities-related accruals at September 30, 2008 represent estimated losses on subleases of space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.4 million is included in the caption “accrued expenses and other current liabilities” and $1.5 million is included in the caption “long-term liabilities” in the condensed consolidated balance sheet at September 30, 2008.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No 161 is effective for the Company’s fiscal year beginning January 1, 2009. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired, the liabilities assumed (including those arising from contractual contingencies), any contingent consideration and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring on or after the adoption date.

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

16.	SUBSEQUENT EVENTS

On October 23, 2008, the Company announced plans to divest its Softimage 3D animation product line, which is part of its Professional Video segment. The Company has signed a definitive agreement to sell the product line to Autodesk, Inc. for approximately $35 million, with the proceeds subject to certain closing adjustments. The Company determined that the assets and liabilities being sold met the held-for-sale criteria of SFAS No. 144 in October 2008. As of September 30, 2008, the total assets and liabilities that will be classified as held-for-sale were approximately $2 million and ($5) million, respectively. The sale is expected to close prior to December 31, 2008, and the Company expects to realize a gain on disposal of approximately $30 million to $35 million in the fourth quarter.

On October 27, 2008, the Company announced plans to divest its TV-over-PC viewing product line, which is part of its Consumer Video segment. The Company has signed a definitive agreement to sell the product line to Hauppauge Digital, Inc. for approximately $5 million in cash, plus contingent payments based on the sell through of consigned inventory. The Company determined that the assets and liabilities being sold met the held-for-sale criteria of SFAS No. 144 in October 2008. As of September 30, 2008, the total assets and liabilities that will be classified as held-for-sale were approximately $17 million and ($2) million, respectively, including approximately $12 million of consigned inventory. The sale is expected to close prior to December 31, 2008, and the Company does not expect to realize a material gain or loss on disposal of the product line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Markets and Strategy

We develop, market, sell and support a wide range of software and hardware products for the production, management and distribution of digital media content. Our products empower users, from the home hobbyist to film studios and media-production companies, to realize their creative vision, whether they aspire to edit blockbuster feature films, write and record hit songs, or create and distribute home videos. Our technology also improves customer workflows by enabling collaboration, streamlining processes and securely managing digital assets and allows users to distribute media over multiple platforms, including airwaves, cable and the Internet.

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

Professional Video.  This business unit offers innovative solutions including video- and film-editing systems, integrated storage, workflow and asset management tools, 3D and special-effects software, and a comprehensive range of services, from product support and training to consultancy and managed services. We currently market these solutions under the brand names Avid Video, Softimage and Sundance Digital to a broad range of professional users, broadcast and cable companies, corporations, governmental entities and educational institutions. Professional users include production and post-production companies that produce feature films, music videos, commercials, entertainment programs, documentaries, and industrial videos. Our broadcast and cable customers include national and international broadcasters, as well as network affiliates, local independent television stations, web news providers and local and regional cable operators.

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

Consumer Video.  This business unit markets, under the Pinnacle brand name, video-editing and digital-lifestyle products to the home user who wants to create, edit, share, publish and view video content easily, creatively and effectively. Historically, this segment’s two vertical markets consisted of home video editing and TV-over-PC viewing. The home video-editing market includes novice and advanced home video editors, as well as corporations, governmental entities and educational institutions, who want to edit, enhance and preserve their videos and share those videos on DVD or over the Internet. The TV-over-PC viewing market includes virtually any consumer who wants to watch and record television programming on a personal computer.

In July 2008, we announced several changes to our previous business unit structure, including the combination of our Professional Video and Consumer Video business units into a single Video segment. We are taking actions necessary to transition to this new business structure during 2008. The new business unit structure will be used to evaluate segment performance and measure segment profitability beginning January 1, 2009.

On October 23, 2008, we announced plans to divest our Softimage 3D animation product line, which is part of our Professional Video segment. We have signed a definitive agreement to sell the product line to Autodesk, Inc. for approximately $35 million, with the proceeds subject to certain closing adjustments. We determined that the assets and liabilities being sold met the held-for-sale criteria of SFAS No. 144 in October 2008. As of September 30, 2008, the total assets and liabilities that will be classified as held-for-sale were approximately $2 million and ($5) million, respectively. The sale is expected to close prior to December 31, 2008, and we expect to realize a gain on disposal of approximately $30 million to $35 million in the fourth quarter.

On October 27, 2008, we announced plans to divest our TV-over-PC viewing product line, which is part of our Consumer Video segment. We have signed a definitive agreement to sell the product line to Hauppauge Digital, Inc. for approximately $5 million, plus contingent payments based on the sell through of consigned inventory. We determined that the assets and liabilities being sold met the held-for-sale criteria of SFAS No. 144 in October 2008. As of September 30, 2008, the total assets and liabilities that will be classified as held-for-sale were approximately $17 million and ($2) million, respectively, including approximately $12 million of consigned inventory. The sale is expected to close prior to December 31, 2008, and we do not expect to realize a material gain or loss on disposal of the product line.

We continue to focus on strategically enhancing our existing products and broadening our product offerings to satisfy customer demand for new technology across the spectrum of educational to consumer to professional markets. We also continue to position ourselves and deliver new products and services to benefit from a number of important industry trends, including the move to HD television production, the switch to all-digital broadcast production, the growth of home audio studios, the move to digital audio mixing and the growth of consumer video editing.

Financial Summary

Our revenues for the three months ended September 30, 2008 were $217.1 million, a decrease of 4% compared to the same period last year. By business unit, compared to the third quarter last year, Professional Video revenues decreased 1%, Audio revenues decreased 7% and Consumer Video revenues decreased 10%. Our revenues for the nine months ended September 30, 2008 were $638.2 million, a decrease of 5% compared to the same period last year. By business unit, compared to the first nine months of last year, Professional Video revenues decreased 7%, Audio revenues decreased 5% and Consumer Video revenues increased 5%. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

For both the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, decreases in our revenues and gross margins, coupled with increased operating expenses, resulted in an overall decline in operating income. Excluding goodwill and intangible asset impairment charges of $51.3 million recorded during the third quarter of 2008, the remaining increase in operating expenses in the first nine months of 2008, compared to the same period in 2007, included increased expenses of approximately $3.9 million related to investments in strategic consultants hired to assist management in the transformation of our business and management transition expenses.

On October 23, 2008, we announced our commitment to a restructuring plan that includes a reduction in force of approximately 500 positions, including employees related to our recently announced divestitures. The restructuring plan is intended to improve operational efficiencies. In connection with this restructuring, we expect to incur total expenses relating to termination benefits of $21 million to $24 million, which primarily represent cash expenditures. These cash expenditures are expected to be more than offset by the proceeds from our recently announced divestures. We expect to record the majority of these restructuring charges during the three months ending December 31, 2008.

During the first quarter of 2008, we used $93.2 million in cash to repurchase 4,254,397 shares of our common stock. No additional shares of our common stock were repurchased during the second or third quarters of 2008. At September 30, 2008, we had authorization from our board of directors for additional repurchases of up to $80.3 million.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowances for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Additional information about our critical accounting policies may be found in our 2007 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” During the three-month periods ended March 31, 2008, June 30, 2008 and September 30, 2008, primarily due to the changes in the types of stock-based awards being granted, we revised our estimates of future forfeitures used in the calculation of estimated compensation costs for these awards. As a result, we have revised our critical accounting policy for “Stock-Based Compensation.” The revised policy is provided below.

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

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic value of the award at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on January 1, 2006, the expected stock-price volatility assumption used by us has been based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

In accordance with SFAS 123(R), we estimate forfeiture rates at the time awards are made based on historical turnover rates and apply these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most stock-based awards for the year ended December 31, 2007, we applied a 6.5% estimated forfeiture rate. In the fourth quarter of 2007, based on historical turnover rates, we segregated our non-employee directors into a separate class and applied a 0% estimated forfeiture rate to the calculation of estimated compensation cost for this class. In the first quarter of 2008, based on an updated review of historical turnover rates, we determined that the executive management staff should be segregated from the rest of our employees into a separate class for the calculation of stock-based compensation, and we applied annualized estimated forfeiture rates of 0% for non-employee director awards, 7% for executive management staff awards and 8.75% for all other employee awards made in that quarter. Based on a similar review of updated historical turnover rates during the second and third quarters of 2008, annualized estimated forfeiture rates of 0% for non-employee director awards, 8% for executive management staff awards and 8.75% for all other employee awards were applied to grants made in the second quarter, and annualized estimated forfeiture rates of 0% for non-employee director awards and 9% for both executive management staff and all other employee awards were applied to grants made in the third quarter.

During the first, second and third quarters of 2008, we also revised our estimated forfeiture rates for, and began applying the then current revised forfeiture rates to, all outstanding stock options and non-vested restricted stock awards, resulting in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates, we recorded in our results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.4 million during the first nine months of 2008.

In December 2007, we granted a stock option to purchase 625,000 shares of our common stock to our new chief executive officer that has vesting based on market conditions or a combination of performance and market conditions. During the three months ended March 31, 2008, we issued stock options to purchase 490,000 shares of common stock to newly hired executive officers, as well as 27,200 restricted stock units to other executives, as part of our annual grant program, that also have vesting based on market conditions or a combination of performance and market conditions. During the three months ended September 30, 2008, we issued stock options to purchase 252,000 shares of common stock to newly hired executive officers that also have vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for all grants with vesting based on market conditions or a combination of performance and market conditions were estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the Black-Scholes valuation method. For restricted stock grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for these stock option and restricted stock grants were recorded based on the higher estimate for each vesting tranche.

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

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$ 84,522	38.9%	$ 91,474	40.3%	($6,952)	(7.6%)
Services revenues	32,680	15.1%	27,381	12.1%	5,299	19.4%
Total	117,202	54.0%	118,855	52.4%	(1,653)	(1.4%)

Audio:
Product revenues	71,531	33.0%	76,692	33.8%	(5,161)	(6.7%)
Services revenues	700	0.3%	628	0.3%	72	11.5%
Total	72,231	33.3%	77,320	34.1%	(5,089)	(6.6%)

Consumer Video:
Product revenues	27,633	12.7%	30,651	13.5%	(3,018)	(9.8%)
Total	27,633	12.7%	30,651	13.5%	(3,018)	(9.8%)

Total net revenues:	$217,066	100.0%	$226,826	100.0%	($9,760)	(4.3%)

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$232,201	36.4%	$265,943	39.6%	($33,742)	(12.7%)
Services revenues	94,989	14.9%	85,901	12.8%	9,088	10.6%
Total	327,190	51.3%	351,844	52.4%	(24,654)	(7.0%)

Audio:
Product revenues	218,556	34.2%	231,487	34.5%	(12,931)	(5.6%)
Services revenues	2,229	0.4%	1,519	0.2%	710	46.7%
Total	220,785	34.6%	233,006	34.7%	(12,221)	(5.2%)

Consumer Video:
Product revenues	90,220	14.1%	86,200	12.9%	4,020	4.7%
Total	90,220	14.1%	86,200	12.9%	4,020	4.7%

Total net revenues:	$638,195	100.0%	$671,050	100.0%	($32,855)	(4.9%)

The decreases in Professional Video product revenues for both the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were primarily due to lower revenues from our video-editing products and, to a lesser extent, decreased revenues from large broadcast deals. We believe the decrease in video-editing revenues for the three-month period was the result of price reductions announced in the first quarter of 2008 in response to competitive pressures. We believe the decrease in video-editing revenues for the nine-month period was the result of both the slowdown in sales in early 2008 in anticipation of our new editor product set, which was released in June 2008, and the price reductions announced in the first quarter of 2008. The effect of the price reductions was partially offset by higher unit volumes for these products. The decrease in revenues from large broadcast deals was due to the timing of customer acceptance and revenue recognition.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The increases in services revenues for the three- and nine-month period ended September 30, 2008, compared to the same periods in 2007, were due to increased revenues generated from maintenance contracts sold in connection with our products, as well as increased revenues from professional and installation services. Maintenance revenues increased starting in the second quarter of 2007 due to an increase in new large deals that included maintenance contracts.

The decreases in Audio product revenues for the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were primarily the result of decreased revenues from our Digidesign home-studio products, as well as a slowdown in sales of our professional integrated mixing console products. The decreases in revenues from our Digidesign home-studio products were due to increased competitive pressure for both periods and, for the nine-month period only, temporary delays in the release of products compatible with a new version of Apple’s Mac OS X Leopard operating system. The products compatible with the new version of the Mac OS X Leopard operating system were released late in the second quarter of 2008. We believe the slowdown in sales of our professional integrated mixing console products was due to unfavorable macroeconomic conditions.

The decrease in Consumer Video product revenues for the three-month period ended September 30, 2008, compared to the same period in 2007, was primarily the result of decreased revenues from our TV-over-PC viewing products, which was the result of changes in product mix. The increase in Consumer Video product revenues for the nine-month period ended September 30, 2008, compared to the same period in 2007, was primarily the result of revenues from new product introductions.

Net revenues derived through indirect channels were 71% of our net revenues for both the three- and nine-month periods ended September 30, 2008, compared to 72% and 70% of our net revenues, respectively, for the three- and nine-month periods in 2007.

International sales accounted for 60% of our net revenues for both the three- and nine-month periods ended September 30, 2008, compared to 57% and 58% of our net revenues for the three- and nine-month periods in 2007.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in the August 2005 acquisition of Pinnacle and, to a lesser extent, other acquisitions we have made since August 2004. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the three- and nine-month periods ended September 30, 2007 include a charge of $2.8 million for the write-down of inventory related to our decision to exit the transmission server product line.

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

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Cost of products revenues	$ 94,303	48.7%	$ 93,397	53.0%	(4.3%)
Cost of services revenues	18,744	43.8%	16,054	42.7%	1.1%
Amortization of intangible assets	1,249	–	4,096	–	–
Restructuring costs	—	–	2,797	–	–
Total	$114,296	47.3%	$116,344	48.7%	(1.4%)

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Cost of products revenues	$ 272,004	49.7%	$279,100	52.2%	(2.5%)
Cost of services revenues	55,760	42.6%	49,487	43.4%	(0.8%)
Amortization of intangible assets	6,773	–	13,329	–	–
Restructuring costs	—	–	2,797	–	–
Total	$334,537	47.6%	$344,713	48.6%	(1.0%)

Significant contributing factors for our decreased product gross margin percentages for both the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were the accrual of $1.2 million resulting from the expected settlement of a royalty dispute and $2.2 million of inventory write-downs both related to our Consumer Video products and a $2.5 million increase in revenues reserves related to a planned increase in our Pro Tools upgrade pricing. Additionally, a $1.2 million increase in inventory write-downs during the second quarter of 2008, due primarily to new product transitions, was a significant contributing factor in the decreased gross margin percentage for the nine-month period ended September 30, 2008, compared to the same period in 2007. In addition to these factors, price reductions in response to competitive pressures also contributed to the decreased product gross margin percentages for both the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007.

The increase in services gross margin for the three-month period ended September 30, 2008, compared to the same period in 2007, primarily resulted from an overall increase in services revenues on relatively fixed costs. The decrease in services gross margin for the nine-month period ended September 30, 2008, compared to the same period in 2007, reflected increased services infrastructure costs, partially offset by the effect of an overall increase in services revenues.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$37,825	$36,471	$1,354	3.7%

As a percentage of net revenues	17.4%	16.1%	1.3%

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$115,307	$112,657	$2,650	2.4%

As a percentage of net revenues	18.1%	16.8%	1.3%

The increase in research and development expenses for the three-month period ended September 30, 2008, compared to the same period in 2007, was due to increased costs for outside services and consulting, increased information systems and facilities infrastructure costs, and increased expenses due to less capitalization of research and development costs, partially offset by decreased expenses for hardware development and computer equipment. Outside services and consulting costs increased $0.8 million, information systems and facilities infrastructure costs increased $0.5 million, and the increase in expenses due to less capitalization of research and development costs was $0.4 million for the three-month period ended September 30, 2008, compared to the same period in 2007. Hardware development and computer equipment costs decreased $0.6 million for the three-month period ended September 30, 2008, compared to the same period in 2007, primarily as a result of expenses for the development of high-end video-editing products during 2007. The increase in research and development expenses as a percentage of revenues for the three-month period ended September 30, 2008 was the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

The increase in research and development expenses for the nine-month period ended September 30, 2008, compared to the same period in 2007, was due to higher personnel-related costs and increased information systems and facilities infrastructure costs, partially offset by a decrease in hardware development and computer equipment costs. The higher personnel-related costs were primarily the result of our increased emphasis on the development of new products and increased accruals for our company bonus plan, partially offset by decreased stock-based compensation expenses. Personnel-related costs increased $2.5 million and information systems and facilities infrastructure costs increased $1.6 million for the nine-month period ended September 30, 2008, compared to the same period in 2007. Hardware development and computer equipment costs decreased $1.0 million for the nine-month period ended September 30, 2008, compared to the same period in 2007, primarily as a result of expenses for the development of high-end video-editing products during 2007. The increase in research and development expenses as a percentage of revenues for the nine-month period ended September 30, 2008 was the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$53,638	$48,832	$4,806	9.8%

As a percentage of net revenues	24.7%	21.5%	3.2%

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$159,224	$157,031	$2,193	1.4%

As a percentage of net revenues	24.9%	23.4%	1.5%

The increase in marketing and selling expenses for the three-month period ended September 30, 2008, compared to the same period in 2007, was largely due to higher personnel-related costs; increased advertising, tradeshow and other promotional expenses; and increased expenses for outside services and consulting, as well as unfavorable foreign exchange translations. Personnel-related costs increased $2.0 million, primarily due to increases in salaries and stock-based compensation, for the three-month period ended September 30, 2008, compared to the same period in 2007, and advertising, tradeshow and other promotional expenses and expenses for outside services and consulting increased $1.1 million and $0.7 million, respectively. Also in the three-month period ended September 30, 2008, net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $0.1 million, compared to net foreign exchange gains of $0.8 million in the comparable 2007 period. The increase in marketing and selling expenses as a percentage of revenues for the three-month period ended September 30, 2008 was the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

The increase in marketing and selling expenses for the nine-month period ended September 30, 2008, compared to the same period in 2007, was largely due to higher personnel-related costs, as well as increased expenses for outside services and consulting. These increases were partially offset by decreased advertising, tradeshow and other promotional expenses, as well as favorable foreign exchange translations. Personnel-related costs increased $4.7 million, primarily due to increased salaries and bonus accruals, for the nine-month period ended September 30, 2008, compared to the same period in 2007, and expenses for outside services and consulting increased $1.3 million. The decrease in advertising, tradeshow and other promotional expenses was $2.0 million, largely the result of decreased trade show expenses. Also in the first nine months of 2008, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $1.6 million, compared to net foreign exchange gains of $0.5 million in the first nine months of 2007. The increase in marketing and selling expenses as a percentage of revenues for the nine-month period ended September 30, 2008 was the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

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

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$19,734	$20,514	($780)	(3.8%)

As a percentage of net revenues	9.1%	9.0%	0.1%

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$61,169	$56,064	5,105	9.1%

As a percentage of net revenues	9.6%	8.4%	1.2%

The decrease in general and administrative expenses for the three-month period ended September 30, 2008, compared to the same period in 2007, was primarily due to lower personnel-related costs of $0.3 million and decreased consulting and outside services costs of $0.2 million. The slight increase in general and administrative expenses as a percentage of revenues for the three-month period ended September 30, 2008 was the result of the decrease in revenues for the period compared to the same period in 2007.

The increase in general and administrative expenses for the nine-month period ended September 30, 2008, compared to the same period in 2007, was primarily due to increased consulting and outside services costs and higher personnel-related costs, partially offset by decreased legal settlements. Consulting and outside services costs increased $3.6 million for the nine-month period ended September 30, 2008, compared to the same period in 2007, largely as a result of consulting costs related to the strategic review and transformation of our business. Personnel-related costs increased $2.3 million for the nine-month period ended September 30, 2008, compared to the same period in 2007, primarily due to management transition expenses, including executive severance, and increased accruals for our company bonus plan in the first nine months of 2008. Legal settlements decreased $0.8 million for the nine-month period ended September 30, 2008, compared to the same period in 2007. The increase in general and administrative expenses as a percentage of revenues for the nine-month period ended September 30, 2008 was largely the result of both the increase in expenses and the decrease in revenues for the period compared to the same period in 2007.

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

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$1,249	$4,096	($2,847)	(69.5%)
Amortization of intangible assets recorded in operating expenses	3,307	3,432	(125)	(3.6%)
Total amortization of intangible assets	$4,556	$7,528	($2,972)	(39.5%)

Total amortization of intangible assets as a percentage of net revenues	2.1%	3.3%	(1.2%)

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 6,773	$13,329	($6,556)	(49.2%)
Amortization of intangible assets recorded in operating expenses	10,017	10,295	(278)	(2.7%)
Total amortization of intangible assets	$16,790	$23,624	($6,834)	(28.9%)

Total amortization of intangible assets as a percentage of net revenues	2.6%	3.5%	(0.9%)

The decreases in amortization of intangible assets for the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were primarily the result of the completion during 2007 and 2008 of the amortization of certain developed technologies related to our acquisition of Pinnacle in 2005, and to a lesser extent the completion during 2008 of the amortization of the developed technologies related to our acquisitions of M-Audio in 2004 and Medea in 2006.

Impairment of Goodwill and Intangible Asset

As part of the purchase accounting allocation for our August 2005 acquisition of Pinnacle, goodwill of approximately $131.1 million was allocated to our Consumer Video segment. In December 2006, we recorded a $53.0 million goodwill impairment charge, and the remaining goodwill balance allocated to the Consumer Video segment was $78.1 million. As a result of a decrease in market value for, and the expected sale of, our TV-over-PC viewing products, which have historically accounted for a significant portion of Consumer Video segment revenue, we tested the goodwill assigned to our Consumer Video segment for impairment in accordance with SFAS No. 142 and recorded an additional goodwill impairment of $46.6 million during the three months ended September 30, 2008. Also as part of the purchase accounting allocation for our August 2005 acquisition of Pinnacle, we recorded $59.4 million for identifiable intangible assets, including developed technology, customer relationships, trade names, and in-process research and development related to our Consumer Video segment. During the three months ended September 30, 2008, we tested our Consumer Video identifiable intangible assets for impairment in accordance with SFAS No. 144 and determined that the trade names intangible asset was impaired. As a result, we recorded an impairment charge of $4.7 million to write this intangible asset down to its current fair value. As a result of our annual goodwill testing in the fourth quarter and the expected sale of our TV-over-PC viewing and Softimage product lines, additional goodwill impairment testing and possible identifiable intangible asset testing will take place during the three months ending December 31, 2008, which could result in the recording of additional impairment charges. See Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of this report for further information regarding our goodwill and identifiable intangible assets.

Restructuring Costs, Net

On October 23, 2008, we announced our commitment to a restructuring plan that includes a reduction in force of approximately 500 positions, including employees related to our recently announced divestitures. The restructuring plan is intended to improve operational efficiencies. In connection with this plan, we expect to incur total expenses, representing cash expenditures, of $21 million to $24 million, with the majority of these restructuring charges recorded during the three months ending December 31, 2008. We expect annual cost savings of approximately $50 million to result from actions taken under this restructuring plan.

During the quarter ended March 31, 2008, we initiated restructuring plans within our Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the quarter ended March 31, 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the quarter ended June 30, 2008, we recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and sales and marketing teams. During the quarter ended September 30, 2008, we recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, primarily in the research and development teams and general and administrative teams. We expect to incur additional total expenses, representing cash expenditures, related to these restructurings of $0.1 million during the fourth quarter of 2008 and anticipate that we will complete the restructurings by December 31, 2008. We expect annual cost savings of approximately $5 million to result from actions taken under these restructuring plans.

During 2007, we implemented restructuring plans within our Professional Video and Consumer Video business units, as well as corporate operations, that resulted in restructuring charges of $12.2 million. The purpose of these restructuring plans was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. During the three months ended September 30, 2008, we revised our previous estimated liability for the 2007 restructuring of part of a Tewksbury, Massachusetts facility and recorded in our statement of operations a $0.1 million restructuring charge. This charge was offset by restructuring recoveries of $0.1 million recorded during the first two quarters of 2008, which resulted primarily from our revision of the estimated liability for employee terminations under our 2007 restructuring plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$507	$1,980	($1,473)	(74.4%)

As a percentage of net revenues	0.2%	0.9%	(0.7%)

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$2,605	$5,898	($3,293)	(55.8%)

As a percentage of net revenues	0.4%	0.9%	(0.5%)

The decreases in other income and expense for the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, were primarily the result of decreased interest income due to lower average cash balances, as well as lower interest rates paid on the cash balances.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Provision for income taxes, net	1,800	2,769	($969)

As a percentage of net revenues	0.8%	1.2%	(0.4%)

	Nine Months Ended September 30, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Provision for (benefit from) income taxes, net	3,106	($52)	$3,158

As a percentage of net revenues	0.5%	(0.0%)	0.5%

Our effective tax rate, which represents our tax provision as a percentage of loss before income taxes, was (3%) for the nine-month period ended September 30, 2008. Our effective tax rate, which represents our tax benefit as a percentage of loss before income taxes, was 0% for the nine-month period ended September 30, 2007. The primary reasons for the change from a tax benefit to a tax provision were a discrete tax benefit of $3.0 million from the favorable settlement of a Canadian research and development credit audit and a discrete tax benefit of $0.5 million from the release of a deferred tax liability in our German entity, both occurring in the first quarter of 2007, and other net discrete tax provisions of $0.6 million for tax return provision differences identified in the second quarter of 2008. These amounts were partially offset by a discrete tax benefit of approximately $0.5 million from the favorable settlement of a United Kingdom tax audit occurring in the first quarter of 2008. Our tax provision for the nine-month period ended September 30, 2008 is substantially composed of taxes payable by our foreign subsidiaries. No tax benefit is provided for the losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

Excluding the impact of our valuation allowance, our effective tax rates would have been 16% and 1%, respectively, for the nine-month periods ended September 30, 2008 and 2007. These rates may differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of September 30, 2008, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $122.4 million.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2008, compared to $59.0 million for the same period in 2007. For the nine months ended September 30, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization, goodwill and intangible asset impairment charges, and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and accrued liabilities. For the nine months ended September 30, 2007, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation, as well as changes in working capital items, in particular a decrease in inventories and an increase in deferred revenues.

Accounts receivable decreased by $26.6 million to $112.1 million at September 30, 2008 from $138.7 million at December 31, 2007. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Accounts receivable decreased as a result of a decrease in revenues, as well as improved collections in the third quarter of 2008, compared to the fourth quarter of 2007. Days sales outstanding in accounts receivable decreased from 48 days at December 31, 2007 to 46 days at September 30, 2008.

At September 30, 2008 and December 31, 2007, we held inventory in the amounts of $122.9 million and $117.3 million, respectively. These balances include stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase of approximately $5.6 million primarily resulted from changes in product mix from that forecasted for the third quarter of 2008. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $24.6 million for the nine months ended September 30, 2008, compared to $12.2 million provided by investing activities for the same period in 2007. The net cash flow used in investing activities for the nine months ended September 30, 2008 primarily reflected $12.4 million used for the purchase of property and equipment and net purchases of $10.9 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow provided by investing activities for the nine months ended September 30, 2007 primarily reflected net proceeds of $34.4 million resulting from the timing of the sale and purchase of marketable securities, partially offset by $20.3 million used for the purchase of property and equipment. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the nine months ended September 30, 2008, cash used in financing activities was $91.1 million, compared to $13.6 million for the same period in 2007. The cash used in financing activities in 2008 was the result of $93.2 million used for our stock repurchase program in the first quarter of 2008, slightly offset by proceeds from the exercise of stock options and purchases under our employee stock purchase plan. During the nine months ended September 30, 2007, the cash used in financing activities was the result of $23.7 million used for our stock repurchase program, partially offset by proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

A stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. Under this program, we were authorized to repurchase up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. On February 27, 2008, we announced our board of directors’ approval of a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. There were no additional repurchases of our common stock during the second and third quarters of 2008. The stock repurchase program is being funded through working capital.

On October 23, 2008, we announced plans to divest our Softimage 3D animation product line. We have signed a definitive agreement to sell the product line to Autodesk, Inc. for approximately $35 million, with the proceeds subject to certain closing adjustments. The sale is expected to close prior to December 31, 2008. Additionally, on October 27, 2008, we announced that we signed a definitive agreement to sell certain assets and liabilities related to our TV-over-PC viewing product line to Hauppauge Digital, Inc. for approximately $5 million. This sale is also expected to close prior to December 31, 2008.

On October 23, 2008, we also announced our commitment to a restructuring plan that includes a reduction in force of approximately 500 positions, including employees related to our recently announced divestitures, and is intended to improve operational efficiencies. In connection with this restructuring, we expect to incur total expenses relating to termination benefits of $21 million to $24 million, which primarily represent cash expenditures. These cash expenditures are expected to be more than offset by the proceeds from our recently announced divestures. We expect to record the majority of these restructuring charges during the three months ending December 31, 2008.

In connection with non-acquisition-related restructuring activities during 2008 and prior periods, as of September 30, 2008, we had restructuring accruals of $2.2 million and $1.8 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $6.2 million. The lease accrual represents the excess of our lease commitments on the vacated space over expected payments to be received on subleases of those facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations. The severance payments will be made during the next 12 months. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the nine months ended September 30, 2008.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). As of September 30, 2008, we had future cash obligations of approximately $0.6 million under a lease for which we had vacated the underlying facility and a restructuring accrual of $1.2 million related to this acquisition-related lease obligation. The lease payments will be made over the remaining term of the lease, which expires in 2010.

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

Fair Value Inputs

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial instruments and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected not to measure any additional financial instruments or other items at fair value.

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

At September 30, 2008, we had foreign currency forward contracts outstanding with an aggregate notional value of $31.0 million, denominated in the euro, British pound and Canadian dollar, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized gain of $36 thousand at September 30, 2008. For the three months ended September 30, 2008, net gains of $3.3 million resulting from the forward contracts were included in results of operations, offset by $3.4 million of net transaction and remeasurement losses on the related assets and liabilities.

A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2008, we held $122.4 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2008, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: November 7, 2008	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.2	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.3	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.4	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.5	Form of Restricted Stock Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.6	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.7	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.8	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 7, 2008	000-21174
#10.9	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended	X
#10.10	Executive Employment Agreement dated July 7, 2008 between the Registrant and Paul Lypaczewski	X

#10.11	Executive Employment Agreement dated July 8, 2008 between the Registrant and Gerard Schenkkan	X
#10.12	Executive Employment Agreement dated August 22, 2008 between the Registrant and Glover Lawrence	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.