Form 10-K
period 2008-12-31
AVID TECHNOLOGY INC
filed 2009-03-16
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $492,735,000 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2008.  The number of shares outstanding of the registrant’s Common Stock as of March 11, 2009 was 37,323,858.

Documents Incorporated by Reference

Document Description Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	10-K Part III

AVID TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this annual report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this annual report. In addition, the forward-looking statements contained in this annual report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

The information included under the heading “Performance Graph” in Item 5 of this annual report is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a leading provider of digital media content-creation solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life. Around the globe, feature films, primetime television shows, commercials and chart-topping music hits are made using one or more of our solutions.

We have been honored over time for our technological innovation with twelve Emmy® awards, one Grammy® award and two Oscar® statuettes: the 1998 Scientific and Technical Award for the concept, design and engineering of our Avid Film Composer system for motion picture editing, and the 2003 Scientific and Technical Award for the design, development and implementation of our Pro Tools digital audio workstation. Although we take pride in the honors bestowed upon us, greater satisfaction comes from awards given to our customers for the films, music and television shows they create using our solutions. The 2009 awards season has marked tremendous success for our customers across the music, film and television industries – with more than 55 honorees and 140 nominations representing several categories for 2009 Grammy, A.C.E. and Oscar  awards. At the 81st Annual Academy Awards, winners in the Best Motion Picture, Sound Editing, Sound Mixing, Film Editing and Music (Song and Score) categories were all created with a variety of Avid audio and video solutions. As has been the case in the past, our Avid Media Composer system was the common tool of choice for the majority of 2009 A.C.E. Eddie nominees and winners in every category at the 59th Annual A.C.E. Eddie awards. Similarly, many of this year’s Grammy award-winning songs, artists and albums relied on our Digidesign  Pro Tools platform in their creative production process.

BUSINESS TRANSFORMATION

We have customers throughout the world who rely on us to develop products tailored to their unique needs and requirements that will allow their businesses to succeed. For their long-term success and our own, we committed in 2008 to becoming a more efficient, innovative and customer-centric company. We initiated a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, reorganizing our internal structure, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. We have established a strategic and organizational foundation from which we are positioned to build momentum in our core business and expand our operating margins with the ultimate goal of sustainable profitable growth.

The presentation of our business in this annual report on Form 10-K generally reflects changes made to our business as part of our transformation efforts, except with respect to certain aspects of our financial reporting. We have traditionally operated our company as three business units, Professional Video, Audio and Consumer Video, with each corresponding to a reportable segment. As part of our transformation, we transitioned to a new business unit and reporting model on January 1, 2009. This new model, which includes a single customer-facing organization, better aligns us with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. It also enables us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. Although this transition represents a significant change to the way we operate our business, because we did not fully implement it until the beginning of 2009, we are reporting our financial results in this annual report with reference to our three traditional reportable segments to reflect the way we operated in 2008. Our full assessment of the reporting model to be used starting in 2009 is not yet complete.

CORPORATE STRATEGY

We operate our business based on the following five customer-centric strategic principles:

•	Drive customer success. We are committed to making each and every customer successful. Period. It’s that simple.

•	From enthusiasts to the enterprise. Whether performing live or telling a story to sharing a vision or broadcasting the news – we create products to support our customers at all stages.

•	Fluid, dependable workflows. Reliability. Flexibility. Ease of Use. High Performance. We provide best-in-class workflows to make our customers more productive and competitive.

•	Collaborative support. For the individual user, the workgroup, a community or the enterprise, we enable a collaborative environment for success.

•	Avid optimized in an open ecosystem. Our products are innovative, reliable, integrated and best-of-breed. We work in partnership with a third-party community resulting in superior interoperability.

CUSTOMER MARKET SEGMENTS

We provide digital media content-creation solutions to customers in the seven market segments listed below. We actively listen to and work with our customers in each market segment to provide comprehensive solutions that are tailored to their unique needs and requirements.

•

Education.  This market segment consists of elementary and secondary schools, vocational programs, colleges and universities, vocational schools, and all teachers and students. We offer customers in this market segment industry-leading tools and technologies that enable students to unleash their creativity and be prepared to succeed in a digital workplace. Our solutions support the diverse technical environments found in schools and on campuses. We sell directly into this market segment using our dedicated education sales force and via e-commerce, as well as through distributors and resellers.

•

Consumers.  This market segment is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.” For individuals in this market segment, we offer powerful, user-friendly video and audio solutions at an affordable price. These solutions are specifically designed for the home desktop or studio and have rich feature sets but minimal learning curves. We sell into this market segment through storefront and on-line retailers, through specialized resellers and directly via e-commerce.

•

Creative Independents.  This market segment is made up of artists and beginning independent professionals who are engaged in filmmaking, video or music production, live sound performances, or disc-jockeying.  We provide innovative solutions to this market segment that allow creative independents to pursue their artistic visions with professional-grade tools at a reasonable cost. These powerful, feature-rich solutions are accessible to persons of varying skill and sophistication levels. We sell into this market segment through storefront and on-line retailers, through specialized resellers and directly via e-commerce.

•

Established Professionals.  This market segment consists of independent individuals who earn their full-time living by providing professional picture and audio production services for film, television, music and media creation. We offer innovative, professional studio-quality solutions that enable customers in this market segment to produce records, films and videos with big budget production value at a reasonable cost. These are expandable solutions that provide workflow efficiency and minimal creative flow disruption. We sell into this market segment through resellers and directly via e-commerce.

•

Commercial Businesses.  This market segment comprises small post production shops, media publishers, corporate and industrial users, government agencies, houses of worship and live sound managers. We offer comprehensive, integrated and professional product solutions to commercial business, whether media creation is their primary business or only an ancillary activity. We also provide a complementary array of professional and consulting services that draw upon our deep domain expertise. We primarily sell into this market segment through resellers.

•

Post Production.  This market segment consists of both enterprise-class and boutique, independent post production facilities that offer services for the creation of audio, film and television content. For this market segment, we offer a wide range of innovative products and solutions, including scalable media storage options and collaborative workflows. Our extensive domain expertise also allows us to provide customers in this market segment with a broad range of professional services.  We sell into this market segment through our direct sales force and resellers.

•

Broadcast.  This market segment comprises both large- and small-scale broadcasters and media conglomerates. For customers in this market segment, we offer an array of broadcast production, control, automation and graphics solutions. These solutions provide leading, open architecture technologies that enable efficient and flexible end-to-end workflows. We sell into this market segment through our direct sales force, system integrators and value-added resellers.

PRODUCTS AND SERVICES

We provide a broad range of software and hardware solutions, as well as services offerings, to address the diverse needs, skills and sophistication levels found within our customer market segments. Our products and services are described below in accordance with our reportable segments: Professional Video, Audio and Consumer Video. Additional information about our reportable segments, including revenues from external customers, contribution margin and total assets, as well as a geographic breakdown of our revenues and long-lived assets, can be found in Note O to our Consolidated Financial Statements in Item 8.

Professional Video

Our Professional Video segment provides digital nonlinear hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows in a faster, easier and more cost-effective manner. We sell our Professional Video solutions through our direct sales force, system integrators and resellers, as well as via e-commerce.

Video-Editing Solutions

We offer a wide range of professional digital, nonlinear software and hardware video-editing solutions. Our Media Composer product line is widely used to edit television programs, commercials and films, while our NewsCutter and Instinct editors are designed for the fast-paced world of news production. Avid Symphony Nitris DX and Avid DS are used during the “online” or “finishing” stage of post production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks.

Our Professional Video editing solutions accounted for approximately 14%, 15% and 19% of our consolidated net revenues for 2008, 2007 and 2006, respectively.

On-Air Solutions

Our newsroom on-air graphics, ingest, play-to-air and automation device control solutions are designed to assist broadcasters as they bring programs from concept to air. These products accelerate the production process by enabling broadcasters to automate the control of ingest devices, manage teams of broadcast journalists and editors, assemble stories into news programs, develop and deliver real-time graphics for broadcast television, and automate the process of playing television programming to air. Our on-air solutions include our Deko, iNews, Sundance Digital and AirSpeed product lines.

Storage and Workflow Solutions

Avid Interplay is our scalable production asset management solution, designed to enable large-scale collaboration and workflow automation for our post production and broadcast enterprise customers. Interplay provides the core infrastructure that links creative content production teams by integrating asset management, workflow automation and security control. Interplay's modular architecture connects our editing solutions, storage solutions and ingest and playout devices to automate complex workflow processes, so that users can focus on creating content rather than spending resources on technical administration.

Our Avid Unity shared storage solutions offer modular, scalable storage systems that enable creative professionals to collaborate on a wide range of digital formats. This product line includes the enterprise-class Avid Unity ISIS system, which provides high capacity, redundant storage to large numbers of users based on industry-standard networking, and Avid Unity MediaNetwork, which is optimized for smaller workgroups requiring high-performance collaboration. Avid recently introduced Avid Unity ISIS 2.0 which delivers increased capacity, performance and ease-of-integration into industry-standard information technology infrastructures.

Our Professional Video storage and workflow solutions accounted for approximately 16%, 15% and 14% of our consolidated net revenues in 2008, 2007 and 2006, respectively.

3D Animation

During the fourth quarter of 2008, we divested our Softimage 3D animation product line, which was reported as part of our Professional Video segment prior to the divestiture. This product line accounted for approximately 1% of our consolidated net revenues in 2008.

Support, Professional Services and Training

We provide software and application support and professional services that include installation, integration, planning, consulting and training services. Our team of in-house professionals is dedicated to helping our customers improve efficiencies and realize the full potential of our solutions.

Support and services revenues accounted for approximately 15%, 13% and 11% of our consolidated net revenues in 2008, 2007 and 2006, respectively.

Consumer Video

Our Consumer Video segment was formed in 2005 and comprises certain product lines acquired in our merger with Pinnacle Systems, Inc. This segment has historically developed and marketed products aimed primarily at the consumer market that allow users to create, edit, view and distribute rich media content using a personal computer. We generally sell our Consumer Video products through retailers and via e-commerce.

Video-Editing Software Solution

Our consumer video-editing solution, Pinnacle Studio, provides consumers and entry-level videographers with the ability to easily create professional-looking videos. Our Pinnacle Studio product line is available in three configurations, Pinnacle Studio, Pinnacle Studio Plus and Pinnacle Studio Ultimate. Pinnacle Studio is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends. Pinnacle Studio Plus and Pinnacle Studio Ultimate offer additional features such as high-definition editing and output that are intended for advanced video enthusiasts who require greater power, control and quality to create more professional looking results.

TV-over-PC Viewing

During the fourth quarter of 2008, we divested our PCTV product line, which enabled users to view television programming on a personal computer. Our PCTV product line was reported as part of our Consumer Video segment prior to the divestiture, and accounted for approximately 5% of our consolidated net revenues in 2008.

Audio

Our Audio segment’s hardware and software for digital audio production systems and live sound systems provide solutions for music creation; audio recording, editing and mixing; and live performance for a broad range of customers, from consumers to professionals. We sell our Audio solutions through resellers and via e-commerce, and to a lesser extent through our direct sales force.

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, sound synthesis, integrated surround mixing and mastering, and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals or aspiring professionals in music, film, television, radio, multimedia, DVD and Internet production environments.

Aspiring or working professionals can combine our Pro Tools LE or M-Powered software with our musical instrument digital interface, or MIDI, keyboards/controllers, desktop studio monitor speakers and a wide variety of third-party products to create music and record and mix audio on their personal computers. Our Pro Tools|HD workstations are designed for the environments in which established professionals work — creative music production, broadcast, post production and commercial business settings. These systems combine the processing power available from integrated digital signal processor hardware and a computer’s internal processor core to provide scalable “power on demand.”

Our Pro Tools solutions accounted for approximately 14%, 15% and 15% of our consolidated net revenues in 2008, 2007 and 2006, respectively.

Control Surfaces

In the large-format digital mixing console category, our ICON (Integrated Console System) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. ICON systems can be customized to provide a solution for any studio, providing from 16 to 80 channels of simultaneous control. An ICON system, integrated with a Pro Tools|HD workstation, input-output and pre-amplification peripherals, and studio reference monitors (speakers) options, provides an end-to-end solution for audio professionals.

Audio Interfaces

We offer a wide range of audio interfaces that allow users to get high-quality sound in and out of their computers. Our interfaces enable users to create audio recordings on their personal computers using our Pro Tools software or third-party product offerings.

Live Sound Solutions

Our VENUE product family includes products for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE solutions that are designed for large performance settings, such as stadium concerts, as well as medium-sized theatres and houses of worship. VENUE systems allow the direct integration of Pro Tools systems to create and playback live recordings.

Our MIDI keyboards/controllers and our digital pianos are used by musicians in the recording studio and for live performances.

Desktop and Studio Monitors

We provide a wide range of speakers for use with desktop computer systems and in the studios of creative independents, established professionals, commercial businesses, post production facilities and broadcasters. These monitors provide high quality audio output at reasonable prices for those engaged in audio production or simply personal listening.

Other Software

Our Sibelius-branded software allows users to electronically create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing.

We also provide the Torq computer-based disc jockey performance software package. When combined with our purpose-built M-Audio branded disc jockey hardware interfaces, Torq offers the flexibility and immediacy of the computer music file-based world with the traditional interaction model and improvisational potential of vinyl recordings on turntables.

COMPETITION

Our customer market segments are highly competitive and subject to rapid change. Our competition is fragmented with a large number of companies providing different types of products in different market segments and geographic areas. We provide integrated solutions that compete based on features, quality, service and price. Companies with which we compete in some contexts may also act as partners in other contexts, such as large enterprise customer environments. We compete across multiple business units and market segments with companies such as Apple Inc., Adobe Systems Incorporated and Sony Corporation.

With respect to our Professional Video segment, we compete with Apple Inc., Autodesk, Inc., Sony, Harris Corporation, Thomson Grass Valley and Quantel Inc. in most of our markets. In addition, our Professional Video editing solutions compete with Adobe, and our storage and workflow solutions compete with product offerings from Bit Central Inc.

Our Consumer Video editing products compete with software products offered by Adobe and Sony, as well as Corel Corporation, Sonic Solutions and Magic AG.

In our Audio business, we compete with Apple and Yamaha Corporation in many of our markets. Competitors of our digital audio software and workstation solutions include Apple and Steinberg Media Technologies GmbH (a subsidiary of Yamaha Corporation). Other companies that compete with many of our Audio offerings include Loud Technologies, Inc. and Roland Corporation.

SALES AND SERVICE CHANNELS

We market and sell our solutions through a combination of direct and indirect sales channels, including a network of more than 3,000 independent distributors, value-added resellers, dealers and retailers. Our direct sales channel consists of internal sales representatives serving select customers and market segments, as well as our e-commerce sales programs.

We have significant international operations with offices in 22 countries around the world. Revenues from our international operations accounted for 61%, 58% and 57% of our consolidated net revenues for 2008, 2007 and 2006, respectively. For information on the risks associated with our international operations, see “Risk Factors” in Item 1A of this annual report.

We generally ship our products shortly after the receipt of an order, which is typical for our industry. Historically, a high percentage of our revenues has been generated in the third month of each fiscal quarter and is concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and have not been recognized as revenues. Backlog that may exist at the end of any quarter is not a reliable indicator of future sales levels.

We have historically experienced increased sales for our Consumer Video and certain of our Audio products in the fourth quarter due to holiday season demand. In 2008, we did not experience a fourth quarter increase in these sales, which we believe was largely the result of unfavorable macroeconomic conditions. Neither the historical pattern nor the lack of an increase in 2008 holiday sales should be considered reliable indicators of future sales levels.

We provide customer service and support directly through regional support centers and major-market field service representatives and indirectly through dealers, value-added resellers and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to support services, we offer a broad array of professional services and customer training. Training is also available at Avid-certified training centers around the world.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on a network of independent contractors around the globe to manufacture some of our products, components and subassemblies, in each case to our specifications. Our products undergo testing and quality assurance at the final assembly stage. We depend on sole source vendors for certain key hardware components. For the risks associated with our use of contractors and sole source vendors, see “Risk Factors” in Item 1A of this annual report.

Our company-operated manufacturing operations are located in: Tewksbury, Massachusetts; Dublin, Ireland; and Mountain View, California.

Avid Green Initiative

We must provide for the recycling of our products and removal of specific toxic substances that may be found in our products as required by environmental regulations. During 2007, we hired a corporate environmental manager, who initially focused on the Waste Electrical and Electronic Equipment Directive, or WEEE, and Restriction of the use of certain Hazardous Substances in electrical and electronic equipment, or RoHS, compliance initiatives. We are continuing to develop our “Design for Environment” program, which incorporates environmental considerations into products from initial concept to end-of-life, as well as our Corporate Environment Management System and Environmental Policy Statement, which will establish as a goal that we as an organization incorporate conservation, energy management, waste management and other environmental concerns into a broad array of our business processes.

In 2008, 2007 and 2006, we incurred costs of approximately $0.7 million, $0.6 million and $3.3 million, respectively, directly related to our environmental programs. Our environmental compliance costs were significantly higher in 2006 as a result of the initial costs of complying with environmental regulations in the European Union. We expect our 2009 environmental costs to remain approximately the same as our 2008 costs.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. As of December 31, 2008, we held 220 U.S. patents, with expiration dates through 2025, and had 69 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Media Composer, NewsCutter, Digidesign, Pro Tools, M-Audio, Sibelius and Pinnacle Systems. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain copy-protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as well as for the software industry in general. This problem is particularly acute in some of the international markets in which we operate.

RESEARCH AND DEVELOPMENT

We are committed to delivering best-in-class digital media content-creation solutions market-tailored to the unique needs, skills and sophistication levels of our target customer market segments. We are known as a pioneer and innovator of digital media content-creation solutions with research and development, or R&D, centers around the globe. Our R&D efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we outsource certain R&D projects to both domestic and internationally-based independent contractors. Our R&D expenditures for 2008, 2007 and 2006 were $148.6 million, $150.7 million and $141.4 million, respectively. For the risks associated with our use of independent contractors for R&D, see “Risk Factors” in Item 1A of this annual report.

Our major company-operated R&D operations are located in: Tewksbury, Massachusetts; Daly City, California; Mountain View, California; Irwindale, California; Madison, Wisconsin; and London, England.

OPERATIONS

We are headquartered in Tewksbury, Massachusetts, with operations in the United States, Canada, South America, Europe, Asia and Australia. We employed approximately 2,350 people worldwide as of January 1, 2009.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as practicable after filing with the Securities and Exchange Commission. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website at www.sec.gov.

Avid brands can be accessed at www.avid.com, www.digidesign.com, www.m-audio.com, www.pinnaclesys.com and www.sibelius.com.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report before making an investment decision regarding our common stock. If any of the following risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Our recent efforts to transform our business may not yield the intended results of improved financial performance and increased returns for our stockholders.

In 2008, we undertook a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, reorganizing our internal structure, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. Although the majority of our transformation activities are complete, the effects of the transformation are yet to be determined. While we undertook these activities with the goals of improving our financial performance and creating greater returns for our stockholders, they may be misdirected and insufficient or ill-timed, and we cannot be certain that they will yield the intended results.

The success of our transformation efforts will depend, in part, on the following:

•	the extent to which our management team has properly understood the dynamics and demands of our market in crafting the transformation;

•	our management team’s ability to execute our new corporate strategy;

•	customer acceptance of our new corporate strategy and other changes to our business;

•	our employees’ ability to adapt to our new corporate strategy and organizational structure;

•	our ability to maintain any efficiency gains for the long-term; and

•	global macroeconomic conditions.

Our success depends in significant part on our ability to provide innovative solutions in response to dynamic and rapidly evolving market demand.

To succeed in our market, we must deliver innovation. Innovation requires both that we accurately predict future market trends and customer expectations and that we possess the flexibility and nimbleness to quickly adapt our product roadmap and development efforts in response. Predicting market trends may be difficult to the extent our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, our ability to innovate and capture customer demand will suffer and our financial performance and market reputation will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only a handful of possible innovations as a result of limited research and development resources. Our success, therefore, further depends on our ability to identify and focus on only the most promising innovations. We additionally have the challenge of protecting our product roadmap and new product initiatives from leaks to competitors that might reduce or eliminate any innovative edge that we seek to gain.

Our revenues and operating results depend on several variables and may fluctuate from period to period.

Our revenues and operating results depend on several variables, which include, but are not limited to:

•	timing and acceptance of new product introductions by us and our competitors;

•	competitive pressure on product pricing;

•	mix of products and services sold;

•	our ability to recognize revenues from large or enterprise-wide sales;

•	length of sales cycles and associated costs;

•	global macroeconomic conditions;

•	changes in operating expenses;

•	changes in foreign currency exchange rates;

•	reliance on third-party reseller and distribution channels;

•	remedial costs and reputational harm associated with product defects or errors;

•	cost of third-party technology or components incorporated into or bundled with products sold;

•	seasonal factors, such as higher consumer demand at year-end; and

•	price protections and provisions for inventory obsolescence extended to resellers and distributors.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

We expect the global economic downturn to continue to have a negative impact our business, although the magnitude of that impact is uncertain.

We believe that the global economic downturn negatively affected our revenues and operating results in 2008. We expect that trend to continue in the future, although we are unable to predict the duration of the downturn or the magnitude of its impact on our business. To the extent our customers have been or expect to be negatively impacted by the economic downturn in their own businesses, we anticipate that they may delay or postpone purchases of our solutions. Of additional concern, certain of our professional customers rely on credit to finance purchases of our solutions, including through third-party leasing arrangements that we offer. Credit markets have generally tightened in recent months. To the extent credit is unavailable, even customers otherwise willing to proceed with purchases might be unable to do so unless or until they are able to arrange for alternative financing. Additionally, certain of our customers have become insolvent, and others may become so in the future. Even among our solvent customers, we have seen, and expect to continue to see, an increase in past-due accounts receivable. We may consequently be unable to maintain our historical collection rates, which would negatively affect our revenues, or, in some circumstances, we may have to consider extended or alternative payment arrangements, which could delay revenue recognition.

We may also be affected to the extent the economic downturn negatively impacts our resellers and distributors. Our resellers and distributors have in some cases, and may in the future, reduce on-hand inventory of our products as a precaution. The downturn has also caused certain of our resellers and distributors, and may cause others, particularly in the retail sector, to seek bankruptcy protection. With respect to any reseller or distributor that enters bankruptcy, we may be unable to collect from that reseller or distributor monies due to us or arrange for the return of unsold inventory.

The market segments in which we operate are highly competitive, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive market segments characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our consumer products also have limited barriers to entry. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, or price their products more aggressively than we can.

Our products may experience quality issues that could negatively impact our customer relationships, our market reputation and our operating results.

Our software products, as is typical of sophisticated, complex software, generally include coding defects or errors (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products may from time to time include design or manufacturing defects that could cause them to malfunction. Although we employ quality control measures, those measures are not designed or intended to detect and remedy all defects. The time and resources available to devote to quality control measures are, in part, dependent on other business considerations, such as meeting customer expectations with respect to release schedules. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense.

We have incurred net losses in each of our three most recently completed fiscal years and we may continue to incur net losses in future periods

We have incurred, on the basis of U.S. generally accepted accounting principles, net losses in each of the past three fiscal years: $198.2 million in 2008, $8.0 million in 2007, and $42.9 million in 2006. These losses, among other things, adversely affect our stockholders’ equity and working capital. These losses, and the principal factors or components underlying them, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. Although, as discussed above, we have undertaken efforts to transform our operations, we cannot be certain when, or if, our operations will return to profitability.

Our intellectual property and trade secrets are valuable assets that may be subject to third-party infringement and misappropriation.

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets results in lost revenues to us and thereby ultimately reduces their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, the legal regimes of certain countries in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome may be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated.

Our engagement of independent contractors for product development and manufacturing may reduce our control over those activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation.

We outsource a portion of our software development and our hardware design and manufacturing to independent contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules and quality control. Language, cultural and time zone differences further complicate effective management of contractors that are located offshore. Additionally, competition for talent in certain offshore locations may lead to high turnover rates that disrupt development or manufacturing continuity. Pricing terms offered by certain contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. Certain of our contractor relationships are based in contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical supply terms.

Many of our contractors require access to our intellectual property and confidential information to perform their services. Protection of these types of assets in relevant offshore locations is significantly less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. Although these various safeguards provide reasonable assurance of protection, they may be inadequate to prevent breaches in all circumstances. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

Certain of our contractor relationships involve complex and mission-critical dependencies. If any of the preceding risks were to occur, we might not be able to rapidly wind down these relationships or quickly transition to alternative providers.

Lengthy procurement lead times and unpredictable life cycles and customer demand for some of our products may result in significant inventory risks.

With respect to many of our products, we must procure component parts and build finished inventory far in advance of product shipments. Certain of these products may have unpredictable life cycles and encounter rapid technological obsolescence as a result of dynamic market conditions. We procure product components and build inventory based upon our forecasts of product life cycle and customer demand. If we are unable to provide accurate forecasts or manage our inventory levels in response to shifts in customer demand, the result may be insufficient, excess or obsolete product inventory. Insufficient product inventory may impair our ability to fulfill product orders and negatively affect our revenues, while excess or obsolete inventory may require a write-down on products and components to their realizable value, which would negatively affect our results of operations.

We obtain certain hardware product components under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole source suppliers for certain hardware product components, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced components. If any of our sole source suppliers were to cease, suspend or otherwise limit production or shipment of components, or adversely modify supply terms or pricing, our ability to manufacture, distribute and service our finished hardware products may be impaired. We cannot be certain that we will be able to obtain sole-sourced components, or acceptable substitutes, from alternative suppliers or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component.

We depend on the availability and proper functioning of certain third-party technology that we incorporate into or bundle with our products.

We license third-party technology for incorporation into or bundling with our products. This technology may provide us with critical or strategic feature sets or functionality. The profit margin for each of our products depends in part on the royalty, license and purchase fees we pay in connection with third-party technology. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect our product sales. Third-party technology may also include certain open source software code that if used in combination with our own software may jeopardize our intellectual property rights. If any third-party technology license expires, is terminated or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative third-party technology or developing our own substitute technology. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

Third parties have in the past, and may in the future, allege that our products infringe their intellectual property rights.

Third parties contact us from time to time alleging that our products infringe their intellectual property rights. Allegations from opportunistic patent owners often lack merit and are undertaken with the goal of inducing the alleged infringer into a quick settlement to thereby spare the alleged infringer the nuisance and expense of legal discovery and a trial. Our general practice is to mount a vigorous defense against any claim that we believe lacks merit and eschew a quick settlement. This practice may cause us to incur significant legal defense costs that could have a negative impact on our operating results. With respect to non-frivolous allegations, our general practice is to negotiate licenses to the patented inventions as appropriate, which may include back-royalties to compensate for past use or distribution of the patented invention. Additional royalties will increase our cost-of-goods-sold and reduce our operating results. To the extent licenses are not available to us on commercially reasonable terms or at all, we may be required to expend considerable time and resources to develop a non-infringing alternative. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

In addition to allegations made directly against us, in some cases we have indemnification obligations with respect to claims of infringement made against our customers and other related parties. A broadly targeted claim of infringement made against our customers or other related parties may result in significant defense costs for us.

Qualifying and supporting our products on multiple computer platforms is time-consuming and expensive.

We devote significant time and resources to qualify and support our software products on various computer platforms, including Microsoft and Apple operating systems. To the extent that any qualified and supported platform is modified or upgraded, or we need to qualify and support a new platform, we will be required to expend additional engineering time and resources, which will add significantly to our development expenses and adversely affect our operating results. Failure to achieve qualification on a timely basis may additionally adversely affect our operating results.

Our international operations expose us to significant exchange rate fluctuations, as well as regulatory, intellectual property and other risks that may adversely affect our operating results.

We derive more than half of our revenues from customers outside of the United States. Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers. We consequently are exposed to currency exchange risks that may adversely affect our revenues, operating results and cash flow. To hedge against the international exchange exposure of certain forecasted receivables, payables and cash balances of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. The success of our hedging program depends on the accuracy of our forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses.

In addition to exposing us to currency and exchange risks, our international operations require us to comply with myriad environmental, tax and export laws, as well as other business regulations. The risks associated with these laws and regulations may from time to time include, among other things, high compliance costs, rapid adoption requirements, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance. We additionally tend to encounter in our international operations longer collection cycles for accounts receivable and, as discussed in a previous risk factor, greater difficulties in protecting our intellectual property.

Our revenues and operating results depend significantly on our third-party reseller and distribution channels.

We distribute many of our products indirectly through third-party resellers and distributors. In our consumer market segment, relatively few resellers and distributors account for a significant portion of our revenues. The loss of one or more of these or other key resellers or distributors may significantly reduce our revenues. To the extent we distribute our products directly to end-user customers, we may be in competition with our resellers and distributors. In response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors’ products in addition to, or in place of, ours. Certain of resellers and distributors have limited rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns, exchanges and credits for price protection are recorded as a reduction of revenues upon applicable product shipment, based upon our historical experience. To date, actual returns of relevant products have not differed materially from our management’s estimates. To the extent returns exceed estimates, our revenues and operating results may be adversely affected.

Our success depends in part on our ability to retain competent and skilled management and technical personnel.

As part of our recent transformation efforts, we established a new management team and restructured our internal organization. Although we believe that we have the competencies and skill sets necessary to succeed long term, our ability to do so will depend in part upon our ability to retain our management and technical personnel in job markets that can be quite competitive at times. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. The value of these bonuses and awards are typically tied to our financial performance or stock price. To the extent our financial performance or stock price declines, the value of these bonuses or awards, together with their usefulness as retention mechanisms, may be diminished or eliminated. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. Nonetheless, our competitors may in some instances be able to offer a more dynamic work environment or more opportunities to work with cutting-edge technology.

Potential acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer market segments or will allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	potential loss of key employees of the acquired company;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and other intangible assets;

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal contingencies; and

•	potential dilution to existing stockholders if we issue common stock or other equity rights in the acquisition.

A catastrophic event may significantly limit our ability to conduct business as normal.

We operate a complex, geographically dispersed business, which includes a significant personnel and facilities presence in California near major earthquake fault lines. Disruption or failure of our networks or systems, or injury or damage to our personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our ability to conduct business as normal, including our ability to communicate and transact with our customers, suppliers, distributors and resellers, and negatively affect our revenues and operating results. The threat or occurrence of a catastrophic event may create additional economic and political uncertainties that could adversely affect our business and the markets in ways that cannot be predicted. We are predominantly uninsured for losses and disruptions caused by catastrophic events, and we may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has experienced volatility in the past and may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our failure to accurately forecast revenues or operating results;

•	our commencement of, or involvement in, litigation;

•	short sales, hedging or other derivative transactions involving shares of our common stock; and

•	shifts in financial markets.

Additionally, broader financial market and global economic trends may negatively affect the market price of our common stock, regardless of our operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal corporate and administrative offices, as well as significant Professional Video R&D and manufacturing activities, are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. We also lease office space in Daly City, California, primarily for Audio R&D and sales and marketing activities, and in Mountain View, California, primarily for Consumer Video R&D, sales and marketing and manufacturing activities. We lease facilities in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and a facility in Dublin, Ireland for the manufacture and distribution of our products in Europe. We also lease a facility in Singapore for our Asian headquarters.

The above descriptions of our properties are based on the primary functions located at each facility based on our historical reporting segments. Effective January 1, 2009, as a result of changes in our business unit structure, several of our facilities will increasingly support more than one of our historical reporting segments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of each of our executive officers, the position(s) currently held by each person and the principal occupation held by each person for at least the past five years.

EXECUTIVE OFFICER	AGE	POSITION(S)
Gary G. Greenfield	54	Chairman of the Board of Directors, Chief Executive Officer and President
Kirk E. Arnold	49	Executive Vice President of Customer Operations
Glover H. Lawrence	41	Vice President of Corporate Development
David M. Lebolt	52	Senior Vice President and Chief Technology Officer
Paul Lypaczewski	51	Vice President and General Manager, Video
Paige Parisi	44	Vice President, General Counsel and Corporate Secretary
Tex Schenkkan	52	Vice President and General Manager, Audio
Ken Sexton	55	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

GARY G. GREENFIELD.  Mr. Greenfield has served as Chairman of the Board of Directors and Chief Executive Officer since December 2007 and President since May 2008. Prior to joining us, Mr. Greenfield was Chief Executive Officer of GXS, Inc., a provider of business-to-business integration, synchronization and collaboration solutions, from December 2003 to December 2007. Also during that period, he was an Operating Partner with Francisco Partners, a technology-focused private equity firm. From June 2002 to August 2003, Mr. Greenfield served as Chief Executive Officer of Peregrine Systems, Inc., an infrastructure management software company. From December 2001 to March 2003, Mr. Greenfield also served as an advisor to JMI Equity Fund. Prior to that, Mr. Greenfield served as President and Chief Executive Officer of MERANT PLC and, prior to that, was the President and Chief Executive Officer of INTERSOLV, Inc., during which time it merged with Micro Focus Group PLC to form MERANT. Mr. Greenfield is currently a member of the board of directors of Vocus, Inc., a provider of public relations management software.

KIRK E. ARNOLD.  Ms. Arnold has served as Executive Vice President of Customer Operations since July 2008. Prior to that, she served as Executive Vice President and General Manager of Professional Video from February 2008 to July 2008. Prior to joining us, Ms. Arnold was Vice Chairman, Chief Executive Officer and President of Keane Inc., a global consulting and outsourcing firm, from January 2007 to June 2007. Prior to that, she was at Fidelity Investments, serving as Executive Vice President of Product, Marketing and Strategy for the Human Resources Outsourcing Group, Fidelity’s business process outsourcing unit, from June 2004 to January 2007, and as Senior Vice President of Sales and Market for Fidelity Institutional Retirement Services Company from June 2003 to June 2004. Prior to joining Fidelity, Ms. Arnold served as President and Chief Executive Officer of NerveWire, Inc., a venture-backed information technology services business that she helped launch, from February 2002 to February 2003, and as NerveWire’s President and Chief Operating Officer from February 2000 to February 2002.

GLOVER H. LAWRENCE.  Mr. Lawrence has served as Vice President of Corporate Development since August 2008. Prior to joining us, Mr. Lawrence was a Managing Director and co-founder of McNamee Lawrence and Co., a global investment banking advisor firm, from March 2002 to December 2007. Prior to that, he was a Managing Director of the Oracle Venture Fund. Mr. Lawrence began his career at Morgan Stanley & Co. as a financial analyst and member of the Technology M&A group in both New York and Tokyo.

DAVID M. LEBOLT.  Mr. Lebolt has served as Senior Vice President and Chief Technology Officer since July 2008. Prior to that, he served as Vice President and General Manager, Audio since July 2002. Previously, Mr. Lebolt held a variety of positions within our Digidesign business, including Vice President of Product Strategy from November 1999 to July 2002, Director of Product Strategy from November 1998 to November 1999 and Pro Tools Product Line Manager from February 1994 to November 1998. Before joining Digidesign in 1994, Mr. Lebolt was a professional keyboardist, producer, arranger and composer. He also has experience in music advertising and music production and has received both Clio and Emmy awards for his production work.

PAUL LYPACZEWSKI.  Mr. Lypaczewski has served as Vice President and General Manager, Video since July 2008. Prior to joining us, he was President and Chief Operating Officer for View22 Technology, Inc. from March 2007 to February 2008 and was Vice President and General Manager of ATI/AMD’s Enterprise and Multimedia graphics businesses from November 2004 to February 2007. Mr. Lypaczewski was a member of the executive management team at Autodesk, Inc. where he served as Executive Vice President and General Manager of the Discreet Division from July 2000 to June 2004. Prior to that, he was Vice President of Product Development at Alias Research, Inc. and played a key role in its merger with Wavefront Technologies at Silicon Graphics, Inc.

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

TEX SCHENKKAN.  Mr. Schenkkan has served as Vice President and General Manager, Audio since July 2008. Prior to that, and since joining us in February 2006, he was Chief Operating Officer of our Audio business unit. Mr. Schenkkan was President of Ikura, Ltd., a business consulting firm, from 2002 until joining us in 2006. From 2001 to 2002, Mr Schenkkan was Senior Vice President of the consumer electronics business of Maxtor Corporation, and from 2000 to 2001, he was Vice President and General Manager of Consumer Electronics at Quantum Corporation.

KEN SEXTON.  Mr. Sexton has served as Chief Financial Officer since July 2008 and Executive Vice President and Chief Administrative Officer since January 2008. Prior to joining us, in 2007 Mr. Sexton served as Executive Vice President and Chief Financial Officer of webMethods, Inc., a provider of business integration software solutions. In 2006, he was Executive Vice President and Chief Financial Officer of Infor, Inc., a private software company focused on enterprise resource planning software solutions. From 2004 to 2005, Mr. Sexton was Chief Executive Officer and Chairman of the Board of Axentis, Inc., a privately held provider of enterprise governance, risk and compliance management software. From 2002 to 2004, Mr. Sexton was Executive Vice President and Chief Financial Officer of Peregrine Systems, Inc., an infrastructure management software company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2008 and 2007.

	2008		2007
	High	Low	High	Low
First Quarter	$28.38	$17.61	$38.36	$31.90
Second Quarter	$25.61	$16.97	$38.78	$32.00
Third Quarter	$29.91	$16.60	$38.34	$25.55
Fourth Quarter	$25.00	$9.68	$29.58	$24.79

On March 13, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $9.65 per share. The approximate number of holders of record of our common stock at March 2, 2009 was 438. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended December 31, 2008:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
October 1 – October 31, 2008	–	–	–	$80,325,905
November 1 – November 30, 2008	–	–	–	$80,325,905
December 1 – December 31, 2008	2,837	$2.63	–	$80,325,905
	2,837	$2.63	–	$80,325,905

(a)

In December 2008, we repurchased 2,154 unvested shares of restricted stock for $0.01 per share from an employee whose employment with us ended. Also in December 2008, we repurchased 683 shares of restricted stock for $10.91 per share from the same employee to pay required withholding taxes upon the vesting of restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

(b)

A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. In February 2008, our board of directors approved a $100 million increase in the authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million. As of December 31, 2008, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2003 through December 31, 2008 with the cumulative return during the period for:

•	the NASDAQ Computer, Data Processing Index, and

•	the NASDAQ Index (all companies traded on NASDAQ Capital, Global or Global Select Markets).

This comparison assumes the investment of $100 on December 31, 2003 in our common stock, the NASDAQ Index and the NASDAQ Computer, Data Processing Index and assumes that dividends, if any, were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this filing. See Note G to our Consolidated Financial Statements in Item 8 for information regarding our acquisitions that affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

(in thousands except per share data)

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Net revenues	$844,901	$929,570	$910,578	$775,443	$589,605
Cost of revenues	452,476	480,427	465,894	364,687	255,496
Gross profit	392,425	449,143	444,684	410,756	334,109
Operating expenses:
Research and development	148,598	150,707	141,363	111,334	94,940
Marketing and selling	208,735	210,456	203,967	170,787	130,123
General and administrative	78,591	77,463	63,250	47,147	35,468
Amortization of intangible assets	12,854	13,726	14,460	9,194	3,641
Impairment of goodwill and intangible assets	129,972	—	53,000	—	1,187
Restructuring costs, net	25,412	9,410	2,613	3,155	—
In-process research and development	—	—	879	32,390	—
Gain on sale of assets	(13,287)	—	—	—	—
Total operating expenses	590,875	461,762	479,532	374,007	265,359
Operating income (loss)	(198,450)	(12,619)	(34,848)	36,749	68,750
Interest and other income, net	2,936	7,637	7,274	5,586	1,339
Income (loss) before income taxes	(195,514)	(4,982)	(27,574)	42,335	70,089
Provision for (benefit from) income taxes	2,663	2,997	15,353	8,355	(1,612)
Net income (loss)	$(198,177)	$(7,979)	$(42,927)	$33,980	$71,701

Net income (loss) per common share – basic	$(5.28)	$(0.19)	$(1.03)	$0.90	$2.21
Net income (loss) per common share – diluted	$(5.28)	$(0.19)	$(1.03)	$0.86	$2.05

Weighted-average common shares outstanding - basic	37,556	40,974	41,736	37,762	32,485
Weighted-average common shares outstanding - diluted	37,556	40,974	41,736	39,517	35,003

CONSOLIDATED BALANCE SHEET DATA:

(in thousands)

	As of December 31,
	2008	2007	2006	2005	2004
Cash, cash equivalents and marketable securities	$147,694	$224,460	$172,107	$238,430	$155,419
Working capital	191,838	308,589	287,757	299,276	176,384
Total assets	703,585	1,005,953	997,034	1,062,046	576,234
Long-term liabilities	11,823	17,495	20,471	20,048	1,689
Total stockholders' equity	492,655	779,783	780,381	839,597	424,621

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life. Around the globe, feature films, primetime television shows, commercials and chart-topping music hits are made using one or more of our solutions.

We have customers throughout the world who rely on us to develop products tailored to their unique needs and requirements that will allow their businesses to succeed. For their long-term success and our own, we committed in 2008 to becoming a more efficient, innovative and customer-centric company. We initiated a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, restructuring our internal organization, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. We have established a strategic and organizational foundation from which we are positioned to build momentum in our core business and expand our operating margins with the ultimate goal of sustainable growth.

We have traditionally operated our company as three business units, Professional Video, Audio and Consumer Video, with each corresponding to a reportable segment. As part of our transformation, we transitioned to a new business unit and reporting model on January 1, 2009. This new model, which includes a single customer-facing organization, better aligns us with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. It also enables us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. Although this transition represents a significant change to the way we operate our business, because we did not fully implement it until the beginning of 2009, we are reporting our financial results in this annual report with reference to our three traditional reportable segments to reflect the way we operated in 2008. Our full assessment of the reporting model to be used starting in 2009 is not yet complete.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Product revenues	84.5%	86.7%	88.8%
Services revenues	15.5%	13.3%	11.2%
Total revenues	100.0%	100.0%	100.0%

Cost of revenues	53.6%	51.7%	51.2%
Gross profit	46.4%	48.3%	48.8%
Operating expenses:
Research and development	17.6%	16.2%	15.5%
Marketing and selling	24.7%	22.7%	22.4%
General and administrative	9.3%	8.3%	6.9%
Amortization of intangible assets	1.5%	1.5%	1.6%
Impairment of goodwill and intangible assets	15.4%	—	5.8%
Restructuring costs, net	3.0%	1.0%	0.3%
In-process research and development	—	—	0.1%
Gain on sale of assets	(1.6%)	—	—
Total operating expenses	69.9%	49.7%	52.6%
Operating loss	(23.5%)	(1.4%)	(3.8%)
Interest and other income (expense), net	0.3%	0.8%	0.8%
Loss before income taxes	(23.2%)	(0.6%)	(3.0%)
Provision for income taxes	0.3%	0.3%	1.7%
Net loss	(23.5%)	(0.9%)	(4.7%)

Total net revenues for the year ended December 31, 2008 were $844.9 million, a decrease of $84.7 million, or 9%, compared to the year ended December 31, 2007. Compared to 2007, Professional Video revenues decreased 10%, Audio revenues decreased 8% and Consumer Video revenues decreased 10%. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

For the year ended December 31, 2008, we incurred a net loss of $198.2 million, compared to a net loss of $8.0 million for 2007. The net loss for 2008 includes charges of $130.0 million for impairment of acquisition-related goodwill and intangible assets, $20.4 million of acquisition-related costs for intangible asset amortization expenses and $27.3 million of restructuring costs. The net loss for 2007 includes $30.6 million of acquisition-related intangible amortization costs and $13.7 million of restructuring costs. The increases in impairment and restructuring costs in 2008 were partially offset by gains totaling $13.3 million related to product line divestitures.

The 2008 charges of $130.0 million for impairment of acquisition-related goodwill and intangible assets was composed of goodwill impairment losses of $54.6 million and $64.3 million for our Consumer Video and Audio segments, respectively, and impairment losses for Consumer Video intangible assets of $11.1 million. See Note G to our Consolidated Financial Statements in Item 8 for further information regarding our 2008 impairment losses.

In November 2008, we sold our Softimage 3D animation product line, which was part of our Professional Video segment, to Autodesk, Inc. We received $26.5 million of the $33.5 million dollar purchase price in the fourth quarter of 2008, with the remaining balance to be held in escrow with scheduled distribution dates in 2009 and 2010. We recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow. This product line accounted for approximately $10.7 million of our 2008 revenues.

In December 2008, we sold our PCTV product line, which was part of our Consumer Video segment, to Hauppauge Computer Works, Inc. for total proceeds of approximately $4.7 million, which included $2.2 million in cash and a note valued at $2.5 million. We recognized a gain of approximately $1.8 million as a result of this transaction. PCTV inventory valued at $7.5 million was classified as held-for-sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and included in “other current assets” in our consolidated balance sheet as of December 31, 2008. We will be reimbursed for the cost of any PCTV inventory sold by the buyer and expect the inventory to be sold during the next twelve months. The PCTV product line accounted for approximately $42.4 million of our 2008 revenues.

During 2008, we initiated restructuring plans that included reductions in force of approximately 600 positions, including employees related to our divested product lines, and the closure of five small facilities. The restructuring plan is intended to improve operational efficiencies. In connection with these plans, we recorded restructuring charges of $24.4 million related to employee termination costs and $0.7 million for the facilities closures. In addition, as a result of our decision to divest our PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. We expect annual cost savings of approximately $55 million to result from actions taken under these restructuring plans.

During the first quarter of 2008, we used $93.2 million in cash to repurchase 4,254,397 shares of our common stock. No additional shares of our common stock were repurchased during the remainder of 2008. At December 31, 2008, we had authorization from our board of directors for additional repurchases of up to $80.3 million.

We derive a significant percentage of our revenues from sales to customers outside the United States. International sales accounted for 61% of our consolidated net revenues in 2008, compared to 58% and 57% of our consolidated net revenues for 2007 and 2006, respectively. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the customers. Changes in foreign currency exchange rates could materially affect, either positively or adversely, our revenues, net income and cash flow.

A significant portion of our operating expenses are fixed in the short term, and we plan our expense run rate based on our expectations of future revenues. In addition, a significant percentage of our sales transactions are completed during the final weeks or days of each quarter, and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate effect on our overall earnings.

See “Risk Factors” in Item 1A of this annual report for additional risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; allowances for bad debts and reserves for recourse under financing transactions; the valuation of inventories, business combinations, and goodwill and other intangible assets; divestitures; fair value measurements; and income tax assets. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

We generally recognize revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended, are met. We often receive multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where our services are non-routine or essential to the delivered products, we record revenues upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within our Professional Video segment, our Consumer Video segment and much of our Audio segment, we follow the guidance of SOP 97-2 for revenue recognition because our products and services are software or software-related. However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenues based on satisfying the criteria in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables.

In connection with many of our product sale transactions, customers may purchase a maintenance and support agreement. We recognize revenues from maintenance contracts on a ratable basis over their term. We recognize revenues from training, installation or other services as the services are performed.

We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that the renewal price is substantive. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects our recent pricing experience.

In most cases, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by us. However, certain transactions for our Professional Video products, typically complex solution sales that include a significant number of products and that may involve multiple customer sites, require us to perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenues for either the products shipped or the installation services until the installation is complete. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Technical support, enhancements and unspecified upgrades typically are provided at no additional charge during the product's initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. We defer the fair value of this support period and recognize the related revenues ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment, and provided that we have vendor-specific objective evidence of fair value for the undelivered element, we defer the fair value of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

In 2008, approximately 70% of our revenues were derived from indirect sales channels, including authorized resellers and distributors. Within our Professional Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, distributors of our Media Composer software and Avid Mojo products have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on our results of operations. In contrast, certain of our Audio and Consumer Video channel partners are offered limited rights of return, stock rotation and price protection. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

A portion of our revenues from sales of consumer products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners is recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

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

At the time of a sales transaction, we make an assessment of the collectibility of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on our credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with, SFAS No. 123 (revised 2004), or SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. During 2008 and 2007, we granted both restricted stock units and stock options as part of our key performer stock-based compensation program, as well as stock options, restricted stock units and restricted stock to newly hired employees. The vesting of stock option grants may be based on time, performance or market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under SFAS No. 123 and SFAS 123(R), we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We estimate forfeiture rates at the time awards are made based on historical turnover rates and apply these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most stock-based awards for the year ended December 31, 2007, we applied a 6.5% estimated forfeiture rate. We review historical turnover rates quarterly and update estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. In 2007, based on historical turnover rates, we segregated our non-employee directors into a separate class, and in 2008, we determined that the executive management staff should be segregated from the rest of our employees into a separate class for the calculation of stock-based compensation. As of December 31, 2008, our annualized estimated forfeiture rates were 0% for non-employee director awards, 9% for executive management staff and 10% for all other employee awards. Then-current revised forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates in 2008, we recorded in our results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.9 million.

In December 2007, we granted a stock option to purchase 625,000 shares of our common stock to our chief executive officer that has vesting based on market conditions or a combination of performance and market conditions. During 2008, we issued to executives additional stock options to purchase 830,000 shares of our common stock and 27,200 restricted stock units, which also have vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for all grants with vesting based on market conditions or a combination of performance and market conditions were estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the Black-Scholes valuation method. For restricted stock grants with vesting based on a combination of performance and market conditions, the compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for these stock option and restricted stock unit grants were recorded based on the higher estimate for each vesting tranche.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes and Monte Carlo models, may not provide reliable measures of the fair values of our stock-based compensation. See Note B to our Consolidated Financial Statements in Item 8 for further information regarding stock-based compensation.

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

We provide third-party lease financing options to some of our customers. We are not generally a party to the leases; however, during the terms of these leases, which are generally three years, we may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate. We record revenues from these transactions upon the shipment of our products because we believe that our collection experience with similar transactions supports our assessment that the fee is fixed or determinable. We have operated a financing program for over ten years and to date defaults under the program have consistently ranged between 2% and 4%. We maintain reserves for estimated recourse losses under this financing program based on these historical default rates. See Note J to our Consolidated Financial Statements in Item 8 for further information regarding third-party lease financing.

Inventories

Our inventory is subject to rapid technological change or obsolescence. We regularly review inventory quantities on hand and write-down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand (generally for the following twelve months) and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory write-downs may be required.

Business Combinations

When we acquire new businesses, we allocate the purchase price to the acquired assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangible assets is based on estimates of the future performance and cash flows from the acquired business. The use of different assumptions could materially impact the purchase price allocation and our financial position and results of operations.

Goodwill and Intangible Assets

We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to the historical or projected future operating results, significant negative industry or economic trends, unanticipated competition, loss of key personnel, a more-likely-than-not expectation that a reporting unit or component thereof will be sold or otherwise disposed of, significant changes in the manner of use of the acquired assets or the strategy for our overall business, a significant decline in our stock price for a sustained period, a reduction of our market capitalization relative to our net book value and other similar circumstances.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organizational structure in 2006, 2007 and 2008 was based on three strategic business units: Professional Video, Audio and Consumer Video, which equated to our reporting units. All three of the reporting units include goodwill.

We perform our annual goodwill impairment tests as of the end of the fourth quarter of each year. In our goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We generally use a discounted cash flow valuation model to determine the fair values of our reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a constant growth valuation formula. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. We estimate the long-term discount rates based on our review of the weighted-average cost of capital and appropriate equity risk premium for each reporting unit. We also consider comparable market data based on multiples of revenue as well as the reconciliation of our market capitalization to the total fair value of our reporting units. If a reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value.

In the fourth quarter of each year, we also complete our annual budget for the upcoming year. In the fourth quarter of 2008 due to the significant decline in our stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of our PCTV product line, our impairment testing determined that the carrying values of our Audio and Consumer Video reporting units exceeded their fair values. These fair values were then allocated among the tangible and intangible assets and liabilities of the respective reporting unit to determine the implied fair value of each reporting unit’s goodwill. We estimated the fair values of the intangible assets using various valuation models based on different approaches, including the multi-period excess cash flows approach, royalty savings approach and avoided-cost approach. These approaches include assumptions for, among others, customer retention rates, trademark royalty rates, costs to complete in-process technology and long-term discount rates, all of which require significant judgments by management. Because the book values of the Audio goodwill and Consumer Video goodwill exceeded their implied fair values by $64.3 million and $8.0 million, respectively, we recorded these amounts as impairment losses during the fourth quarter of 2008. The use of different assumptions in our valuation models could result in additional impairment charges and materially impact our financial position and results of operations. Similarly, in the fourth quarter of 2006, our impairment testing determined that the carrying value of our Consumer Video reporting unit exceeded its implied fair value by $53.0 million, and this amount was recorded as an impairment loss.

Goodwill is also tested for impairment if events or circumstances exist that indicate the carrying value of the goodwill may not be recoverable. In September 2008, as a result of a decrease in market value for, and the expected sale of, our PCTV product line, which historically accounted for a significant portion of Consumer Video revenues, we tested the goodwill assigned to the Consumer Video segment for impairment in accordance with SFAS No. 142. An estimate of the fair value of the Consumer Video reporting unit was calculated using a discounted cash flow valuation model similar to that used in valuing the 2005 acquisition of Pinnacle and updated for then-current revenue projections. The fair value was then allocated among the Consumer Video tangible and intangible assets and liabilities to determine the implied fair value of the goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, we recorded this amount as an impairment loss during the third quarter of 2008.

Identifiable intangible assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if events or circumstances exist that indicate the carrying value of an asset may not be recoverable. The fair value of each asset is compared to its carrying value, and if the asset’s carrying value is not recoverable and exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In connection with the goodwill impairment losses taken for the Audio and Consumer Video reporting units in the fourth quarter of 2008, we also reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video reporting unit that would not otherwise be subject to impairment testing, because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within our company. The result of this analysis determined that Consumer Video customer relationships and trade name intangible assets were impaired, and we recorded impairment losses of $5.6 million and $0.8 million, respectively. The analysis for the Audio reporting unit determined that no impairment existed for that reporting unit’s identifiable intangible assets.

Similarly, in September 2008 as a result of a decrease in market value for, and the expected sale of, our PCTV product line, we tested the Consumer Video identifiable intangible assets for impairment. The impairment tests determined that the trade name intangible asset was impaired, and we recorded an impairment loss of $4.7 million to write this asset down to its then-current fair value.

In connection with the goodwill impairment loss taken for the Consumer Video reporting unit in 2006, we also reviewed the Consumer Video identifiable intangible assets for possible impairment. The result of this analysis was that the undiscounted cash flows of the Consumer Video net asset groups exceeded the carrying value, indicating no impairment loss had occurred.

Divestitures

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale. As discussed in Note G to our Consolidated Financial Statements in Item 8, we completed the sales of the Softimage 3D animation and PCTV product lines in the fourth quarter of 2008. PCTV inventory valued at $7.5 million was classified as held-for-sale and included in “other current assets” in our consolidated balance sheet as of December 31, 2008.

When we measure the gain (loss) on sale of a disposal group that is part of a reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business, under the guidance of EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. If the disposal group is considered a business, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining. In the fourth quarter of 2008, we determined that the Softimage 3D animation product line constituted a business; therefore, the gain on sale of this business includes an allocation of $15.8 million of goodwill from the Professional Video reporting unit. Even though it was determined that the Softimage 3D animation product line constituted a business, we concluded that this business did not represent a component of our company that would require the presentation of the divestiture as a discontinued operation. We made this determination based on the fact that the Softimage product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Professional Video reporting unit. In the fourth quarter of 2008, we determined that the PCTV product line was not a business and, therefore, should not be reported as a discontinued operation based on the fact that the asset group sold would not be able to continue to conduct normal, self-sustaining operations.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for our fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, we adopted SFAS No. 157 for our financial assets on January 1, 2008. Adoption did not have a material impact on our financial position or results of operations. In accordance with FSP No. 157-2, we deferred the application of the provisions of SFAS No. 157 to certain nonfinancial assets and liabilities including reporting units measured at fair value in goodwill impairment tests, nonfinancial assets and liabilities measured at fair value for impairment assessments and nonfinancial liabilities for restructuring activities. The adoption of SFAS No. 157, as it pertains to non-financial assets and liabilities, is not expected to have a material impact on our financial position or results of operations.

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

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by us.

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents and investment instruments. All of our cash equivalents and investment instruments are classified as either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2008. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities. Investments valued based on other observable inputs and classified as Level 2 include commercial paper, certificates of deposit, asset-backed obligations, discount notes, and corporate and agency bonds. Our foreign currency contracts are executed in the over-the-counter retail market with multi-national banks and have a relatively high level of price transparency. The valuation inputs for these instruments are based on quoted prices in active markets, and these instruments are classified as Level 2.

The valuation techniques used to determine fair values of our investment instruments are as follows:

•	Money Market: The fair value of our money market fund investment is determined using the unadjusted quoted price from an active market of identical assets.
•

Commercial Paper and Certificates of Deposit: The fair values for our commercial paper holdings and certificates of deposit are derived from a pricing model, using the straight-line amortized cost method, and incorporating observable inputs including maturity date, issue date, credit rating of the issuer, current commercial paper rate and settlement date.

•

Corporate Bonds: The determination of the fair value of corporate bonds includes the use of observable inputs from market sources and incorporating relative credit information, observed market movements and sector news into a pricing model.

•

Asset-Backed Obligations: The fair value of asset-backed obligations is determined using a pricing methodology based on observable market inputs including an analysis of pricing, spread and volatility of similar asset-backed obligations. Using the market inputs, cash flows are generated for each tranche, the benchmark yield is determined and deal collateral performance and other market information is incorporated to determine the appropriate spreads.

•

Agency Bonds & Discount Notes: The fair value of agency bonds and discount note investments is determined using observable market inputs for benchmark yields, base spreads, yield to maturity and relevant trade data.

Income Tax Assets

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets as of December 31, 2008 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

Our assessment of the valuation allowance on our U.S. deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. If the valuation allowance of $203.5 million as of December 31, 2008 were to be removed in its entirety, a $154.0 million non-cash reduction in income tax expense would be recorded. However, upon our adoption of SFAS No. 141 (revised 2007), or SFAS 141(R), Business Combinations, on January 1, 2009, changes in valuation allowances related to acquisitions will affect income tax expense. To the extent some or all of our valuation allowance is reversed, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are fully utilized. For 2008 and 2007, there was no impact to goodwill from the utilization of acquired U.S. deferred tax assets. For 2006, the impact to goodwill resulting from the utilization of acquired U.S. deferred tax assets was $9.8 million.

In addition to the tax assets described above, we have deferred tax assets resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS 123(R), recognition of these assets would occur upon their utilization to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. As a result of the exercise of employee stock options, we recorded an increase to additional paid-in capital of $0.3 million in 2007. In 2008, we recorded a decrease of $0.4 million to additional paid-in capital as a cumulative catch-up for prior year amounts recorded in excess of the final deductions reflected on our tax returns.

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109, Accounting for

Income Taxes. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires us to accrue interest and penalties as applicable on our unrecognized tax positions. We recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48. As of December 31, 2008 and 2007, we had gross unrecognized tax benefits, including interest, of $3.7 million and $4.7 million, respectively. As of December 31, 2008, $1.4 million represented the amount of unrecognized tax benefits that, if recognized, would have resulted in a reduction of our effective tax rate. However, upon our adoption of SFAS 141(R) on January 1, 2009, changes in unrecognized tax benefits related to acquisitions, including any changes associated with acquisitions that occurred prior to adoption, will generally affect income tax expense.

RESULTS OF OPERATIONS

Net Revenues

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$312,433	37.0%	$363,980	39.1%	($51,547)	(14.2%)
Services revenues	125,987	14.9%	121,206	13.1%	4,781	3.9%
Total	438,420	51.9%	485,186	52.2%	(46,766)	(9.6%)

Audio:
Product revenues	288,513	34.1%	316,732	34.1%	(28,219)	(8.9%)
Services revenues	4,682	0.6%	2,261	0.2%	2,421	107.1%
Total	293,195	34.7%	318,993	34.3%	(25,798)	(8.1%)

Consumer Video:
Product revenues	113,286	13.4%	125,391	13.5%	(12,105)	(9.7%)
Total	113,286	13.4%	125,391	13.5%	(12,105)	(9.7%)

Total net revenues:	$844,901	100.0%	$929,570	100.0%	($84,669)	(9.1%)

The decrease in Professional Video product revenues in 2008 was primarily due to lower revenues from our video-editing products and, to a lesser extent, decreased revenues from large broadcast deals. We believe unfavorable macroeconomic conditions contributed significantly to the overall decrease in Professional Video product revenues in 2008. In addition, the decrease in video-editing revenues was the result of both the slowdown in sales in early 2008 in anticipation of our new editor product set, which was released in June 2008, and the price reductions for our video editors announced in the first quarter of 2008. The effect of the price reductions was partially offset by higher unit volume sales for these products. The timing of customer acceptance and revenue recognition was also a contributing factor for the decrease in revenues from large broadcast deals in 2008.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The increase in services revenues in 2008 was due to increased revenues generated from maintenance contracts sold in connection with our products, as well as increased revenues from professional and installation services. Maintenance revenues increased starting in the second quarter of 2007 due to an increase in new large deals that included maintenance contracts.

The decrease in Audio product revenues in 2008 was primarily the result of decreased revenues from our home studio products, as well as a slowdown in sales of our professional integrated mixing console products. The decrease in revenues from our home studio products was due to increased competitive pressure and the lingering effects of temporary delays in the release of products compatible with a new version of the Mac OS X Leopard operating system. Products compatible with the new operating system were released late in the second quarter of 2008. We believe unfavorable macroeconomic conditions also contributed to the decrease in revenues for our home studio products and was the most significant factor in the slowdown in sales of our professional integrated mixing console products.

The decrease in Consumer Video product revenues in 2008 was primarily the result of decreased revenues from our PCTV products, largely due to changes in product mix, and lower overall Consumer Video revenues in the fourth quarter of 2008. The divestiture of our PCTV product line during the fourth quarter of 2008 caused a disruption in our Consumer Video distribution channels that not only affected revenues for our PCTV product line but for our video-editing products as well. Unfavorable macroeconomic conditions and a downturn in traditional holiday sales also negatively affected our 2008 Consumer Video revenues.

Net revenues derived through indirect channels were approximately 70% of our consolidated net revenues for both 2008 and 2007.

Sales to international customers accounted for 61% of our consolidated net revenues in 2008, compared to 58% in 2007. International sales decreased by $29.4 million, or 5.4%, from 2007 to 2008. The decrease in international sales occurred primarily in Europe and was partially offset by increased sales in Asia.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Net Revenues	% of Consolidated Net Revenues	2006 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Professional Video:
Product revenues	$363,980	39.1%	$379,097	41.7%	($15,117)	(4.0%)
Services revenues	121,206	13.1%	100,286	11.0%	20,920	20.9%
Total	485,186	52.2%	479,383	52.7%	5,803	1.2%

Audio:
Product revenues	316,732	34.1%	303,072	33.3%	13,660	4.5%
Services revenues	2,261	0.2%	1,290	0.1%	971	75.3%
Total	318,993	34.3%	304,362	33.4%	14,631	4.8%

Consumer Video:
Product revenues	125,391	13.5%	126,833	13.9%	(1,442)	(1.1%)
Total	125,391	13.5%	126,833	13.9%	(1,442)	(1.1%)

Total net revenues:	$929,570	100.0%	$910,578	100.0%	$18,992	2.1%

The decrease in Professional Video product revenues in 2007 was due to lower revenues from our video-editing products and broadcast products. The decrease in product revenues for our video-editing products was partially due to Media Composer Adrenaline migration issues that caused longer than expected customer transitions to the latest versions of that product, as well as a shift in product mix to a software-only version of our Media Composer product. The decrease in revenues for our broadcast products was related to our transmission server product line. As part of our 2007 restructuring programs, we made a decision to exit this product line. The overall decrease in Professional Video product revenues for 2007 was partially mitigated by increased revenues from our storage and workgroups product families.

Professional Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The increase in services revenues in 2007 was due to increased revenues from maintenance contracts.

The increase in Audio product revenues in 2007 was primarily the result of revenues of $9.6 million related to our acquisition of Sibelius in July 2006. Audio product revenues for 2007 also included increased revenues from Digidesign products, including the Venue live sound mixing consoles, Pro Tools systems, and ICON control surfaces, partially offset by a slight decrease in M-Audio product revenues. The overall increase in Audio segment product revenues was primarily the result of increased sales volumes.

The decrease in Consumer Video product revenues in 2007 was primarily due to decreased revenues from our PCTV product line, due to the lack of revenue drivers in 2007 that existed in 2006, such as new product releases and increased consumer demand during the 2006 World Cup tournament. The decrease in revenues from our PCTV product line was partially offset by an increase in revenues from our video-editing products, which was primarily related to our release of Pinnacle Studio version 11 in May 2007. These changes in revenues were primarily related to changes in sales volumes.

Overall, net revenues derived through indirect channels decreased to 70% of our consolidated net revenues in 2007 from 72% in 2006 as a result of increased direct sales of our Professional Video products. Revenues from direct sales of our Professional Video products can vary significantly based on the relative proportion of revenues recognized from large solution sales in any period.

Sales to international customers accounted for 58% of our consolidated net revenues in 2007, compared to 57% in 2006. International sales increased by $25.0 million, or 4.8%, from 2006 to 2007. The increase in international sales in 2007 occurred primarily in Europe, and to a lesser extent in Asia.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired as part of the acquisitions that have taken place since 2004 and is described further in the Amortization of Intangible Assets section below. For 2008, cost of revenues included a restructuring charge of $1.9 million related to the write-down of inventory resulting from our decision to exit the PCTV product line. Similarly, for 2007, cost of revenues included a charge of $4.3 million related to the write-down of inventory resulting from our decision to exit the transmission server product line.

Gross margin fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008	Gross Margin	2007	Gross Margin	Gross Margin % Change
Product cost of revenues	$369,186	48.3%	$390,725	51.5%	(3.2%)
Services cost of revenues	73,888	43.5%	68,529	44.5%	(1.0%)
Amortization of intangible assets	7,526	—	16,895	—	—
Restructuring costs	1,876	—	4,278	—	—
Total	$452,476	46.4%	$480,427	48.3%	(1.9%)

Significant contributing factors for our decreased product gross margin percentages for 2008 were increased royalty expenses, accrued duties related to an unfavorable tariff ruling in Europe and inventory write-downs largely related to discontinued or divested products. The decrease in product gross margin attributable to these items was 3.2%, of which approximately one-half was related to our divested Consumer Video products.

The decrease in services gross margin for 2008 primarily resulted from increased services infrastructure costs, primarily for facilities and information technology, partially offset by the effect of an overall increase in services revenues.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	Gross Margin	2006	Gross Margin	Gross Margin % Change
Product cost of revenues	$390,725	51.5%	$388,483	52.0%	(0.5%)
Services cost of revenues	68,529	44.5%	56,218	44.7%	(0.2%)
Amortization of intangible assets	16,895	—	21,193	—	—
Restructuring costs	4,278	—	—	—	—
Total	$480,427	48.3%	$465,894	48.8%	(0.5%)

The decrease in product gross margin percentage for 2007 primarily reflected price reductions due to competitive pressures, decreased margins from certain large broadcast installations and the write-down of inventory related to the discontinuation of a product line. These negative influences on gross margin were partially offset by a shift in product mix to increased revenues from higher margin software products and increased sales volumes. During 2007, a few large Professional Video broadcast installations had gross margins that were lower than our usual margin for broadcast transactions of similar size, due in part to the inclusion of a high percentage of lower margin third-party products. These transactions had a negative effect on our Professional Video product gross margins for 2007. In our Consumer Video segment, we discontinued a PCTV product sold exclusively to an original equipment manufacturer, which resulted in a write-off of $1.7 million in inventory and had a negative impact on the Consumer Video segment's 2007 gross margins.

The slight decrease in the services gross margin for 2007 primarily reflected a 22% increase in services costs and expenses, including a $4.6 million increase in services personnel costs and a $1.3 million increase in facilities costs, and an increase of 22% for the corresponding services revenues.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$148,598	$150,707	(2,109)	(1.4%)

As a percentage of net revenues	17.6%	16.2%	1.4%

The decrease in research and development expenses during 2008 was primarily due to lower hardware development and computer equipment costs, partially offset by higher corporate allocations of facility and information technology infrastructure costs. Hardware development and computer equipment costs decreased $3.4 million, due to our increased focus on the development of high-end video-editing products during 2007, and the infrastructure allocations increased by $1.4 million. The increase in research and development expenses as a percentage of revenues in 2008 was the result of lower 2008 revenues.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Research and development	$150,707	$141,363	$9,344	6.6%

As a percentage of net revenues	16.2%	15.5%	0.7%

The increase in research and development expenses during 2007 was primarily due to higher personnel costs of $6.3 million and increased hardware development and computer equipment costs of $2.9 million. The increase in personnel costs was primarily the result of our 2006 acquisitions and a decrease in the amount of research and development costs transferred to cost of product revenues in connection with work performed on complex solution sales. The increase in hardware development and computer equipment costs was primarily the result of expenses for the development of high-end video-editing products during 2007. The increase in research and development expense as a percentage of revenues for 2007 was related to the spending increases noted.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$208,735	$210,456	($1,721)	(0.8%)

As a percentage of net revenues	24.7%	22.7%	2.0%

The decrease in marketing and selling expenses during 2008 was largely due to lower advertising, tradeshow and other promotional expenses and lower corporate facility and information technology infrastructure allocations, partially offset by increased bad debt expenses and unfavorable foreign exchange translations in 2008. The decrease in advertising, tradeshow and other promotional expenses was $3.7 million, largely attributable to decreased spending on trade shows, while the decrease in corporate infrastructure allocations was $2.0 million. The increase in bad debt expense was $2.6 million, primarily due to increased payment defaults. Also during 2008, net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were ($1.0 million), compared to net foreign exchange gains of $1.3 million in 2007. The increase in marketing and selling expense as a percentage of revenues for 2008 was the result of the decrease in 2008 revenues.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
Marketing and selling	$210,456	$203,967	$6,489	3.2%

As a percentage of net revenues	22.7%	22.4%	0.3%

The increase in marketing and selling expenses during 2007 was largely due to an increase in personnel costs of $10.8 million related to our 2006 acquisitions, partially offset by a decrease in advertising, tradeshow and other promotional expenses of $4.5 million resulting from fewer new product introductions in 2007. The increase in marketing and selling expense as a percentage of revenues for 2007 was also related to the spending increases noted.

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

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
General and administrative	$78,591	$77,463	$1,128	1.5%

As a percentage of net revenues	9.3%	8.3%	1.0%

The increase in general and administrative expenditures during 2008 was primarily due to higher consulting and outside services costs of $1.3 million, largely the result of consulting costs related to the strategic review and transformation of our business. The increase in general and administrative expense as a percentage of revenues for 2008 was the result of our decrease in revenues and, to a lesser extent, the spending increases noted.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007 Expenses	2006 Expenses	Change	% Change
General and administrative	$77,463	$63,250	$14,213	22.5%

As a percentage of net revenues	8.3%	6.9%	1.4%

The increase in general and administrative expenditures during 2007 was due to increased personnel costs of $8.7 million, as well as higher consulting and outside services costs of $6.6 million. The increased personnel costs primarily resulted from our 2006 acquisitions, as well as executive management severance and bonus compensation paid in 2007 and profit sharing accrued in the fourth quarter of 2007. The increased consulting and outside services costs were largely the result of our consulting arrangement with Bain and Company and the increased use of temporary employees for short-term projects. The increase in general and administrative expense as a percentage of revenues for 2007 was also related to the spending increases noted.

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

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 7,526	$16,895	($9,369)	(55.5%)
Amortization of intangible assets recorded in operating expenses	12,854	13,726	(872)	(6.4%)
Total amortization of intangible assets	$20,380	$30,621	($10,241)	(33.4%)

As a percentage of net revenues	2.4%	3.3%	(0.9%)

The decrease in amortization of intangible assets for 2008 was primarily the result of the completion during 2008 and 2007 of the amortization of certain developed technologies related to our acquisitions of Pinnacle, M-Audio and Medea, as well as lower amortization expenses due to the decrease and resulting write-down of the fair values of Consumer Video trade name and customer relationships intangible assets during 2008.

The unamortized balance of the identifiable intangible assets relating to all acquisitions was $38.1 million at December 31, 2008. We expect amortization of these intangible assets to be approximately $11 million in 2009, $8 million in 2010, $7 million in 2011, $4 million in 2012, $2 million in 2013, and $6 million thereafter. See Note G to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

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

The decrease in amortization of intangible assets for 2007 was primarily the result of the completion during 2007 of the amortization of certain developed technologies related to our acquisition of Pinnacle and the completion during 2006 of the amortization of the non-compete covenant intangible asset related to our acquisition of M-Audio and the order backlog intangible asset related to our acquisition in Medea.

Impairment of Goodwill and Intangible Assets

We perform our annual goodwill impairment analysis in the fourth quarter of each year in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In the fourth quarter of 2008 due to the significant decline in our stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of our PCTV product line, our annual testing determined that the carrying values of the Audio and Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. Because the book values of the Audio goodwill and Consumer Video goodwill exceeded their implied fair values by approximately $64.3 million and $8.0 million, respectively, we recorded these amounts as impairment losses during the quarter ended December 31, 2008.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. In September 2008, as a result of a decrease in market value for, and the expected sale of, our PCTV product line, which have historically accounted for a significant portion of Consumer Video segment revenues, we tested the goodwill assigned to our Consumer Video reporting unit for impairment. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, we recorded this amount as an impairment loss during the quarter ended September 30, 2008.

In connection with the goodwill impairment loss taken for the Audio and Consumer Video reporting units in the fourth quarter of 2008, we also reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment in accordance with SFAS No. 144. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within our company. The result of this analysis determined that the Consumer Video customer relationships and trade name intangible assets were impaired, and we recorded impairment losses of $5.6 million and $0.8 million, respectively, to write these assets down to their then-current fair values. The analysis for the Audio reporting unit determined that no impairment existed for that reporting unit’s identifiable intangible assets.

In connection with the goodwill impairment loss taken for the Consumer Video reporting unit in the third quarter of 2008, we also tested the Consumer Video identifiable intangible assets for impairment. As a result, we determined that the trade name intangible asset was impaired, and we recorded an impairment loss of $4.7 million to write this asset down to its then-current fair value.

In 2006, our annual goodwill impairment testing determined that the carrying value of the Consumer Video reporting goodwill exceeded its implied fair value. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $53.0 million, we recorded this amount as an impairment loss during the quarter ended December 31, 2006. See Note G to our Consolidated Financial Statements in Item 8 for further information regarding our 2008 and 2006 impairment losses.

Restructuring Costs, Net

In October 2008, we initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees associated with two divestitures completed in the fourth quarter, and the closure of three small facilities. The restructuring plan is intended to improve operational efficiencies. In connection with this plan, during the fourth quarter we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the facilities closures. In addition, as a result of our decision to sell our PCTV product line, we recorded a restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. Of the total restructuring charge of $22.8 million, $9.4 million related to our Consumer Video segment, $7.5 million related to our Professional Video segment, $3.3 million related to our Audio segment and $2.6 million related to our corporate operations. We expect annual cost savings of approximately $50 million to result from actions taken under this restructuring plan.

Additionally, during the first quarter of 2008, we initiated restructuring plans within our Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the second quarter of 2008, we recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and sales and marketing teams. During the third quarter of 2008, we recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, primarily in the research and development teams and general and administrative teams. We expect annual cost savings of approximately $5 million to result from actions taken under these restructuring plans. Also during 2008, we recorded restructuring charges totaling $0.2 million for revised estimates of previously initiated restructuring plans.

During 2007, we implemented restructuring programs within our Professional Video and Consumer Video business units, as well as corporate operations, resulting in restructuring charges of $10.1 million, $1.8 million and $0.3 million, respectively. In connection with these actions, we notified approximately 125 employees that their employment would be terminated. The terminated employees were primarily from the research and development teams and marketing and selling teams. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring programs also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and our exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, we recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. We also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. The purpose of these restructuring programs was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities.

During 2007, we also recorded restructuring charges totaling $0.7 million and $0.1 million, respectively, as a result of our increased estimates for the facilities restructuring costs related to our Pinnacle and Medea acquisitions, and $0.4 million primarily as a result of our increased estimate for the restructuring costs associated with the vacated portion of our Montreal facility that was part of a restructuring that took place in December 2005. The revised estimate related to the Pinnacle acquisition was primarily the result of an increase in the estimated costs for the closure of Pinnacle's Uxbridge, U.K. facility based on our conclusion that we will be unable to find a subtenant at any time during the remaining term of our lease for that facility. The revised estimate related to the Montreal facility was primarily the result of a buy-out of the lease for the vacated portion of the facility.

During 2006, we implemented restructuring programs within both our Professional Video and Consumer Video segments, resulting in restructuring charges of $2.9 million and $1.9 million, respectively. As a result of these restructuring programs, approximately 75 employees worldwide, primarily in the management, selling and research and development teams, were notified that their employment would be terminated, and a small leased office in Australia and a portion of a facility in Germany were closed. The estimated costs for the employee terminations were $4.5 million and the costs for the facility closures were $0.2 million. The purpose of these programs was to improve the effectiveness of each segment. During the first and second quarters of 2007, we recorded in our statement of operations additional restructuring charges totaling $0.3 million for revisions to the estimated liabilities for the Professional Video restructuring program.

Also during 2006, we executed an amendment to the existing lease for our Daly City, California facility that extended the lease through September 2014, and a new subtenant was found for a portion of our London, U.K. facility vacated as part of a 1999 restructuring program. Based on the new terms of the amended lease for the Daly City facility and our changing facilities requirements, we determined that we would re-occupy the space in this facility that had previously been vacated under a restructuring program. Accordingly, the existing restructuring accrual for that facility was reversed during the third quarter of 2006, and a restructuring recovery of $1.5 million was recorded in our statement of operations. As a result of finding a subtenant for the London facility, a restructuring recovery of $0.6 million was recorded in our statement of operations during the fourth quarter of 2006.

In-process Research and Development

We recorded in-process R&D charges of $0.5 million and $0.3 million in 2006 related to the acquisitions of Sibelius and Medea, respectively. These in-process R&D charges represent product development efforts that were under way at Sibelius and Medea at the time of the respective acquisitions for which technological feasibility had not yet been established. Technological feasibility is established when either of the following criteria is met: (1) detailed program design has been completed, documented and traced to product specifications and its high-risk development issues have been resolved, or (2) a working model of the product has been finished and determined to be complete and consistent with the product design. As of the respective acquisition dates, Sibelius and Medea had not completed product designs or working models for the in-process technologies, and we determined that there was no future alternative use for the technologies beyond the stated purpose of the specific R&D projects. The fair value of each in-process R&D effort was, therefore, expensed at the time of the respective acquisitions.

The key assumptions used in the in-process R&D valuations consisted of the expected completion dates for the in-process projects, estimated costs to complete the projects, revenues and expense projections assuming future release of the products, and a risk-adjusted discount rate. The discount rate is based on the weighted-average cost of capital adjusted for risks such as delays or uncertainties in bringing the products to market and competitive pressures. Such risks vary from acquisition to acquisition based on the characteristics of the acquired company and the applications of the acquired technology. Projections of revenues and expenses, the estimated costs to complete the projects and the determination of the appropriate discount rate reflect management's best estimates of these factors at the time of the valuation. For purposes of valuing the in-process R&D of Sibelius and Medea, we used discount rates of 19% and 20%, respectively.

Gain on Sale of Assets

In the fourth quarter of 2008, we sold our Softimage 3D animation product line, which was part of our Professional Video segment, and our PCTV product line, which was part of our Consumer Video segment. The Softimage product line was sold to Autodesk, Inc., and $26.5 million of the $33.5 million dollar purchase price was received in the fourth quarter of 2008, with the remaining balance to be held in escrow with scheduled distribution dates in 2009 and 2010. In 2008, we recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow.

The PCTV product line was sold to Hauppauge Computer Works, Inc. for total proceeds of approximately $4.7 million, which included $2.2 million in cash and a note valued at $2.5 million. We recognized a gain of approximately $1.8 million as a result of this transaction. PCTV inventory valued at $7.5 million was classified as held-for-sale in accordance with SFAS, No. 144 and included in “other current assets” in our consolidated balance sheet as of December 31, 2008. We will be reimbursed for the cost of any PCTV inventory sold by the buyer and expect the inventory to be sold during the next twelve months.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$2,936	$7,637	$4,701	(61.6%)

As a percentage of net revenues	0.3%	0.8%	(0.5%)

The decrease in interest and other income, net, for 2008 was primarily due to decreased interest income earned due to decreased rates of return on cash and marketable securities balances, as well as decreased average cash and marketable securities balances resulting from our stock repurchases in early 2008.

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change	% Change
Interest and other income (expense), net	$7,637	$7,274	$363	5.0%

As a percentage of net revenues	0.8%	0.8%	0.0%

The increase in interest and other income, net, for 2007 was primarily due to increased interest income earned due to increased rates of return on cash and marketable securities balances.

Provision for Income Taxes, Net

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
Provision for income taxes, net	$2,663	$2,997	($334)

As a percentage of net revenues	0.3%	0.3%	0.0%

Comparison of 2007 to 2006

	Years Ended December 31, 2007 and 2006
	(dollars in thousands)
	2007	2006	Change
Provision for income taxes, net	$2,997	$15,353	($12,356)

As a percentage of net revenues	0.3%	1.7%	(1.4%)

The net tax provision of $2.7 million for 2008 reflected a current tax provision of $6.9 million and a deferred tax benefit of $4.2 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets, as well as the write-down of deferred tax liabilities due to goodwill and intangible asset impairments. The net tax provision of $3.0 million for 2007 reflected a current tax provision of $6.3 million and a deferred tax benefit of $3.3 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and to a release of a deferred tax liability in our German entity. The net tax provision of $15.4 million for 2006 reflected a current tax provision of $10.9 million and a non-cash deferred tax charge of $7.9 million related to the utilization of acquired net operating loss carryforwards and other acquired timing differences, partially offset by a $3.4 million deferred tax benefit related to the foreign amortization of non-deductible acquisition-related intangible assets.

Our effective tax rate, which represents our tax provision as a percentage of profit or loss before tax, was 1%, 60% and 56%, respectively, for 2008, 2007 and 2006. Compared to 2007, the provision for income taxes decreased slightly in 2008, while the effective tax rate decreased significantly as a result of the large net loss in 2008, primarily due to goodwill impairments. The 2008 provision for taxes was reduced by discrete tax benefits of $2.3 million resulting from the write-down of deferred tax liabilities due to goodwill and intangible asset impairments and an expected $0.6 million benefit from a provision of the Housing and Economic Recovery Act of 2008 that allows for the utilization of unused R&D tax credits. The decrease in the provision for income taxes in 2007, compared to 2006, resulted primarily from a discrete tax benefit of $3.0 million resulting from the favorable settlement of a Canadian R&D credit audit, a discrete tax benefit of $1.0 million resulting from the release of a deferred tax liability in our German entity, and our inability to recognize a tax benefit on U.S. losses. We generally recognize no significant U.S. tax benefit from acquisition-related amortization. Except for a minimal amount of state tax payments, the federal and state tax provisions are non-cash provisions due to the tax impact of net operating loss carryforwards related to stock option deductions and acquisition-related net operating loss carryforwards.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. We regularly review our deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of deferred tax assets as of December 31, 2008 and the level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the continued establishment of a full valuation allowance against the U.S. net deferred tax assets.

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

Excluding the impact of the valuation allowance, our effective tax rate would have been (14%), (187%) and 50%, respectively, for the years 2008, 2007 and 2006. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible impairment of goodwill expenses, and non-deductible acquisition-related expenses.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations as well as through stock option exercises from our employee stock plans. As of December 31, 2008, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $147.7 million.

Net cash provided by operating activities was $10.2 million in 2008, compared to $94.1 million in 2007 and $33.7 million in 2006. In 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization, goodwill and intangible asset impairment losses, stock-based compensation expense, and the gain on the sale of our Softimage and PCTV product lines, as well as changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in accrued expenses. In 2007, cash provided by operating activities primarily reflected non-cash adjustments to our net loss for depreciation and amortization and stock-based compensation expense, as well as a decrease in inventories and an increase in deferred revenues. In 2006, cash provided by operating activities primarily reflected non-cash adjustments to our net loss for depreciation and amortization, impairment of goodwill, and stock-based compensation expense, partially offset by increased inventories and decreases in accounts payable and accrued expenses, all net of the impact of acquisitions.

Accounts receivable decreased by $35.2 million to $103.5 million at December 31, 2008, from $138.7 million at December 31, 2007, driven by the decrease in net revenues of 20% in the fourth quarter of 2008, when compared to the same period of 2007, as well as improved collections reflected by a decrease in days sales outstanding. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable was 45 days at December 31, 2008, compared to 48 days at December 31, 2007.

At December 31, 2008 and 2007, we held inventory in the amounts of $95.8 million and $117.3 million, respectively. These balances include stockroom, spare parts and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenues. The decrease in inventory of $21.5 million from December 31, 2007 to December 31, 2008 was primarily the result of the sale of our PCTV product line, as well as our ongoing initiatives to reduce our inventories and increase our inventory turns. PCTV inventory valued at $7.5 million was classified as held-for-sale and included in “other current assets” in our consolidated balance sheet as of December 31, 2008. We will be reimbursed for the cost of any PCTV inventory sold by the buyer and expect the inventory to be sold during the next twelve months. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $1.2 million in 2008. Cash of $35.6 million was provided by investing activities in 2007, and $25.5 million was used in investing activities in 2006. We hold our excess cash in short-term marketable securities and convert them to cash as needed. The net cash flow used in investing activities for 2008 primarily reflected purchases of property and equipment and net purchases of $10.1 million resulting from the timing of the sale and purchase of marketable securities, partially offset by proceeds, net of transaction costs, of $26.3 million from the sale of our Softimage and PCTV product lines. The net cash flow provided by investing activities for 2007 primarily reflected net proceeds of $63.6 million resulting from the timing of the sale and purchase of marketable securities, partially offset by purchases of property and equipment. The net cash flow used in investing activities in 2006 primarily reflected cash paid, net of cash acquired, of $20.7 million, $11.4 million and $9.3 million for our acquisitions of Sibelius, Sundance Digital and Medea, respectively, and purchases of property and equipment, partially offset by net proceeds resulting from the sale and purchase of marketable securities. We purchased $15.4 million of property and equipment during 2008, compared to $26.1 million during 2007 and $20.8 million in 2006. Purchases of property and equipment in all years consisted primarily of computer hardware and software to support R&D activities and our information systems. Our capital spending in 2009 is currently expected to be approximately $25 million. This amount could increase in the event we enter into strategic business acquisitions or for other reasons.

Net cash flow used in financing activities was $92.4 million, $15.3 million and $37.8 million, respectively, in 2008, 2007 and 2006. A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. In February 2008, our board of directors approved a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. The stock repurchase program is being funded through working capital and has no expiration date.

The cash used in financing activities in 2008 was the result of $93.2 million used for our stock repurchase program, slightly offset by proceeds of $1.1 million from the exercise of stock options and purchases under our employee stock purchase plan. The cash used in financing activities in 2007 reflected a $26.6 million repurchase of our common stock, partially offset by proceeds of $11.1 million from the issuance of stock related to the exercise of stock options and our employee stock purchase plan. The cash used in financing activities in 2006 was primarily the result of $50.0 million used to repurchase 1,432,327 shares of our common stock under a stock repurchase program approved and completed in 2006, partially offset by proceeds of $8.2 million from the issuance of stock related to the exercise of stock options and our employee stock purchase plan.

In connection with non-acquisition-related restructuring activities during 2008 and prior periods, as of December 31, 2008, we had restructuring accruals of $15.1 million and $2.2 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $3.9 million. The lease accrual represents the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2011, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months.

In connection with our Pinnacle acquisition in 2005, we recorded restructuring accruals totaling $14.4 million related to severance ($10.0 million) and lease or other contract terminations ($4.4 million). As of December 31, 2008, we had future cash obligations of approximately $0.5 million under a lease for which we had vacated the underlying facility and a restructuring accrual of $0.8 million related to this acquisition-related lease obligation. The lease payments will be made over the remaining term of the lease, which expires in 2010.

All payments related to restructuring actions are expected to be funded through working capital. See Note N to our Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for 2008.

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

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note B to our Condensed Consolidated Financial Statements included in Item 8 of this annual report for disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we are obligated to make as of December 31, 2008 under existing lease agreements and commitments to purchase inventory (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$ 91,140	$24,252	$33,324	$20,009	$13,555
Unconditional purchase obligations	56,273	56,273	—	—	—
	$147,413	$80,525	$33,324	$20,009	$13,555

Other contractual arrangements or unrecognized tax positions that may result in cash payments consist of the following (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	All Other
Transactions with recourse	$ 4,605	$4,605	—	—	$ —	$ —
FIN 48 liability and interest (a)	3,700	—	—	—	—	3,700
Stand-by letter of credit	750	—	—	—	750	—
	$9,055	$4,605	—	—	$750	$3,700

(a)

As of December 31, 2008, our FIN 48 liability related to unrecognized tax positions and related interest was $3.7 million, and we were unable to reasonably estimate the timing of our FIN 48 liability in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of the positions.

Through third parties, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we may remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. As of December 31, 2008, our maximum exposure under these programs was $4.6 million.

We have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, as of December 31, 2008, of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. As of December 31, 2008, we were not in default of this lease.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2008, we had foreign currency forward contracts outstanding with an aggregate notional value of $39.7 million, denominated in the euro, British pound and Canadian dollar, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No 161 is effective for our fiscal year beginning January 1, 2009. Adoption of SFAS No. 161 is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer's financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on our accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions made at that time. Adoption will also have an impact on changes in deferred tax valuation allowances and income tax uncertainties related to acquisitions made before the effective date.

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

At December 31, 2008, we had foreign currency forward contracts outstanding with an aggregate notional value of $39.7 million, denominated in the euro, British pound and Canadian dollar, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized loss of $45,000 at December 31, 2008. For the year ended December 31, 2008, net losses of $0.3 million resulting from forward contracts and $0.7 million of net transaction and remeasurement losses on the related assets and liabilities were included in our results of operations.

A hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2008, we held $147.7 million in cash, cash equivalents and marketable securities, including short-term certificates of deposit, commercial paper, asset-backed securities, agency bonds and discount notes. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	48

Reports of Independent Registered Public Accounting Firm	49

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	51

Consolidated Balance Sheets as of December 31, 2008 and 2007	52

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	53

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	54

Notes to Consolidated Financial Statements	55

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	F-1

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that as of December 31, 2008 the Company’s internal control over financial reporting is effective based on the criteria set forth by the COSO.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal controls over financial reporting as of December 31, 2008. Please see page 49.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avid Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Avid Technology and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the index in Item 15(a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2009

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2008	2007	2006
Net revenues:
Products	$714,232	$806,103	$809,002
Services	130,669	123,467	101,576
Total net revenues	844,901	929,570	910,578

Cost of revenues:
Products	369,186	390,725	388,483
Services	73,888	68,529	56,218
Amortization of intangible assets	7,526	16,895	21,193
Restructuring costs	1,876	4,278	—
Total cost of revenues	452,476	480,427	465,894
Gross profit	392,425	449,143	444,684

Operating expenses:
Research and development	148,598	150,707	141,363
Marketing and selling	208,735	210,456	203,967
General and administrative	78,591	77,463	63,250
Amortization of intangible assets	12,854	13,726	14,460
Impairment of goodwill and intangible assets	129,972	—	53,000
Restructuring costs, net	25,412	9,410	2,613
In-process research and development	—	—	879
Gain on sale of assets	(13,287)	—	—
Total operating expenses	590,875	461,762	479,532

Operating loss	(198,450)	(12,619)	(34,848)

Interest income	3,435	8,256	7,991
Interest expense	(570)	(603)	(489)
Other income (expense), net	71	(16)	(228)
Loss before income taxes	(195,514)	(4,982)	(27,574)
Provision for income taxes, net	2,663	2,997	15,353
Net loss	$(198,177)	$(7,979)	$(42,927)

Net loss per common share – basic and diluted	$(5.28)	$(0.19)	$(1.03)

Weighted-average common shares outstanding – basic and diluted	37,556	40,974	41,736

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$121,792	$208,619
Marketable securities	25,902	15,841
Accounts receivable, net of allowances of $23,182 and $20,784 at December 31, 2008 and 2007, respectively	103,527	138,692
Inventories	95,755	117,324
Deferred tax assets, net	612	1,873
Prepaid expenses	9,274	9,967
Other current assets	34,083	24,948
Total current assets	390,945	517,264

Property and equipment, net	38,321	46,160
Intangible assets, net	38,143	71,427
Goodwill	225,375	360,584
Other assets	10,801	10,518
Total assets	$703,585	$1,005,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,419	$34,992
Accrued compensation and benefits	27,346	30,724
Accrued expenses and other current liabilities	64,511	49,319
Income taxes payable	9,250	13,869
Deferred revenues	68,581	79,771
Total current liabilities	199,107	208,675

Long-term liabilities	11,823	17,495
Total liabilities	210,930	226,170

Commitments and contingencies (Notes H and J)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 37,131 and 41,094 outstanding at December 31, 2008 and 2007, respectively	423	423
Additional paid-in capital	980,563	968,339
Accumulated deficit	(365,431)	(155,722)
Treasury stock at cost, net of reissuances, 5,208 shares and 1,245 shares at December 31, 2008 and 2007, respectively	(124,852)	(45,823)
Accumulated other comprehensive income	1,952	12,566
Total stockholders’ equity	492,655	779,783
Total liabilities and stockholders’ equity	$703,585	$1,005,953

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Issued	In Treasury
Balances at December 31, 2005	42,095	—	$ 421	$ 928,703	($88,795)	$ —	($1,830)	$ 1,098	$ 839,597

Stock repurchased		(1,432)		(43)		(50,000)			(50,043)
Stock issued pursuant to employee stock plans	244	204	2	4,334	(2,986)	6,885			8,235
Stock-based compensation				15,191			1,830		17,021
Tax benefit associated with stock option exercises and forfeitures				4,080					4,080
Issuance (recovery) of common stock in connection with acquisitions		(12)		498		(493)			5
Stock recovery for payment of withholding tax		(4)				(160)			(160)
Comprehensive loss:
Net loss					(42,927)				(42,927)
Net change in unrealized gain (loss) on marketable securities								37	37
Translation adjustment								4,536	4,536
Other comprehensive income									4,573
Comprehensive loss									(38,354)
Balances at December 31, 2006	42,339	(1,244)	423	952,763	(134,708)	(43,768)	—	5,671	780,381

Stock repurchased		(809)		(24)		(26,615)			(26,639)
Stock issued pursuant to employee stock plans		810		(639)	(13,035)	24,617			10,943
Stock-based compensation				15,949					15,949
Tax benefit associated with stock option exercises and forfeitures				290					290
Recovery of common stock in connection with acquisitions		(1)				(34)			(34)
Stock recovery for payment of withholding tax		(1)				(23)			(23)
Comprehensive loss:
Net loss					(7,979)				(7,979)
Net change in unrealized gain (loss) on marketable securities								11	11
Translation adjustment								6,884	6,884
Other comprehensive income									6,895
Comprehensive loss									(1,084)
Balances at December 31, 2007	42,339	(1,245)	423	968,339	(155,722)	(45,823)	—	12,566	779,783

Stock repurchased		(4,254)		(128)		(93,059)			(93,187)
Stock issued pursuant to employee stock plans		292		(1,333)	(11,532)	14,055			1,190
Stock-based compensation				14,074					14,074
Tax benefit associated with stock option exercises and forfeitures				(389)					(389)
Stock recovery for payment of withholding tax		(1)				(25)			(25)
Comprehensive loss:
Net loss					(198,177)				(198,177)
Net change in unrealized gain (loss) on marketable securities								(352)	(352)
Translation adjustment								(10,262)	(10,262)
Other comprehensive loss									(10,614)
Comprehensive loss									(208,791)
Balances at December 31, 2008	42,339	(5,208)	$ 423	$ 980,563	($365,431)	($124,852)	$ —	$ 1,952	$ 492,655

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(198,177)	$(7,979)	$(42,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,842	53,186	57,381
Provision for (recoveries of) doubtful accounts	2,583	220	(618)
Non-cash provision for restructuring	1,893	4,440	—
In-process research and development	—	—	879
Impairment of goodwill and intangible assets	129,972	—	53,000
Gain on sales of assets	(13,287)	—	—
Loss (gain) on disposal of fixed assets	17	(88)	220
Compensation expense from stock grants and options	13,941	15,949	17,021
Equity in loss of non-consolidated company	—	130	203
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(4,173)	(2,980)	4,499
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	23,992	3,574	10,118
Inventories	11,539	23,899	(43,612)
Prepaid expenses and other current assets	(64)	(5,882)	(785)
Accounts payable	(5,445)	496	(14,236)
Accrued expenses, compensation and benefits and other liabilities	15,069	3,826	(13,954)
Income taxes payable	(1,709)	(1,398)	1,472
Deferred revenues	(8,842)	6,693	5,059
Net cash provided by operating activities	10,151	94,086	33,720

Cash flows from investing activities:
Purchases of property and equipment	(15,436)	(26,129)	(20,773)
Payments for other long-term assets	(2,024)	(1,344)	(1,117)
Payments for business acquisitions, including transaction costs, net of cash acquired	—	(529)	(43,128)
Proceeds from sales of assets, net	26,307	—	—
Purchases of marketable securities	(56,907)	(10,185)	(53,454)
Proceeds from sales of marketable securities	46,855	73,790	92,971
Net cash (used in) provided by investing activities	(1,205)	35,603	(25,501)

Cash flows from financing activities:
Payments on capital lease obligations	—	(51)	(107)
Purchases of common stock for treasury	(93,187)	(26,639)	(50,043)
Proceeds from issuance of common stock under employee stock plans, net	1,133	11,059	8,235
Tax benefits (deficiencies) from stock option exercises	(389)	290	4,080
Net cash used in financing activities	(92,443)	(15,341)	(37,835)

Effect of exchange rate changes on cash and cash equivalents	(3,330)	(2,008)	2,822
Net (decrease) increase in cash and cash equivalents	(86,827)	112,340	(26,794)
Cash and cash equivalents at beginning of period	208,619	96,279	123,073
Cash and cash equivalents at end of period	$121,792	$208,619	$96,279

See Notes F, H and R for supplemental disclosures.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND OPERATIONS

Avid Technology, Inc. (“Avid” or the “Company”) develops, markets, sells and supports a wide range of software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company’s products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by Internet professionals and consumers. Projects produced using Avid’s products include major motion pictures, prime-time television programs, music, video and other recordings.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuation, divestitures, fair value measurements and income tax valuation allowances.

Since the acquisition of Pinnacle Systems, Inc. in 2005, the Company has been organized into three strategic business units, Professional Video, Audio, and Consumer Video, each of which is a reportable segment. During the first quarter of 2008, the Company changed the way it reviews and manages its business by excluding certain corporate infrastructure costs and expenses, including finance, human resources, legal and some information technology expenses, when evaluating reportable segment performance and measuring the profitability of each segment. Such expenses, which were previously allocated to the reportable segments, are managed outside the segments and are not controllable at the segment level. The Company believes that excluding these costs provides a better measure of each reportable segment’s performance. The Company also continues to exclude certain other costs and expenses when evaluating reportable segment performance and profitability, including the amortization and impairment of acquired intangible assets, the write-off of acquired in-process research and development, stock-based compensation expenses, restructuring expenses and legal settlements. The Company now reports a contribution margin for each business unit that excludes these costs and has revised the prior period reportable segment disclosures to conform to the current presentation. The change to the current presentation did not affect the Company’s consolidated operating results. In July 2008, the Company announced several changes to its business unit structure, and the Company took the actions necessary to transition to this new business structure during the second half of 2008. The new business unit structure, which includes a single customer-facing organization, will be used to evaluate reportable segment performance and measure segment profitability beginning January 1, 2009. The Company’s full assessment of the reporting model to be used starting in 2009 is not yet complete.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch and the U.S. parent and the high volume of intercompany transactions between that branch and the parent. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using the average exchange rate for the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in the euro, pound sterling, Japanese yen, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar and Korean won. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

The U.S. parent company and various other wholly-owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies that are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Any gains and losses relating to these loans are included in the cumulative translation adjustment account in the balance sheet.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper and money market investments. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of certificates of deposit, commercial paper, asset-backed securities, agency bonds and discount notes (see Note C). The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2008 or 2007. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP No. 157-2, the Company deferred the application of the provisions of SFAS No. 157 to certain nonfinancial assets and liabilities including reporting units measured at fair value in goodwill impairment tests, nonfinancial assets and liabilities measured at fair value for impairment assessments and nonfinancial liabilities for restructuring activities. As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The adoption of

SFAS No. 157, as it pertains to non-financial assets and liabilities, is not expected to have a material impact on the Company’s financial position or results of operations.

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

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 11. SFAS No. 159 permits entities to choose to measure many additional financial instruments and certain other items at fair value. The Company did not elect to measure any additional financial instruments or other items at fair value.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$83,174		$35,498	$47,676	$ —
Deferred compensation plan investments	661		661	—	—

Financial Liabilities:
Foreign currency forward contracts	$ 45	$	$ —	$ 45	$ —
Deferred compensation plan	661		661	—	—

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents and investment instruments. All of the Company’s cash equivalents and investment instruments are classified as either Level 1 or Level 2 in the fair value hierarchy as of December 31, 2008. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities. Investments valued based on other observable inputs and classified as Level 2 include commercial paper, certificates of deposit, asset-backed obligations, discount notes, and corporate and agency bonds. Foreign currency contracts are executed in the over-the-counter retail market with multi-national banks and have a relatively high level of price transparency. The valuation inputs for these instruments are based on quoted prices in active markets, and these instruments are classified as Level 2.

The Company uses the following valuation techniques to determine fair values of its investment instruments

•	Money Market: The fair value of the Company’s money market fund investment is determined using the unadjusted quoted price from an active market of identical assets.
•

Commercial Paper and Certificates of Deposit: The fair values for the Company’s commercial paper holdings and certificates of deposit are derived from a pricing model, using the straight-line amortized cost method, and incorporating observable inputs including maturity date, issue date, credit rating of the issuer, current commercial paper rate and settlement date.

•

Corporate Bonds: The determination of the fair value of corporate bonds includes the use of observable inputs from market sources and incorporating relative credit information, observed market movements and sector news into a pricing model.

•

Asset-Backed Obligations: The fair value of asset-backed obligations is determined using a pricing methodology based on observable market inputs including an analysis of pricing, spread and volatility of similar asset-backed obligations. Using the market inputs, cash flows are generated for each tranche, the benchmark yield is determined and deal collateral performance and other market information is incorporated to determine the appropriate spreads.

•

Agency Bonds & Discount Notes: The fair value of agency bonds and discount note investments is determined using observable market inputs for benchmark yields, base spreads, yield to maturity and relevant trade data.

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

Acquisition-related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of customer relationships, trade names and developed technology, resulted from the Company’s acquisitions of the following companies or their assets: Sibelius Software Limited (“Sibelius”), Sundance Digital, Inc. (“Sundance Digital”), Medea Corporation (“Medea”), Pinnacle Systems, Inc. (“Pinnacle”), Wizoo Sound Design GmbH (“Wizoo”), Midiman, Inc., d/b/a M-Audio (“M-Audio”), Avid Nordic AB (“Avid Nordic”) and NXN Software GmbH (“NXN”) (see Note G). These assets were accounted for under the purchase method. Finite-lived acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology acquired from Sibelius, Sundance Digital, Medea and Pinnacle, are amortized on a straight-line basis over their estimated useful lives of two years to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. The developed technology acquired from Sibelius, Sundance Digital, Medea and Pinnacle is being amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two years to four years, or the straight-line method over each product’s remaining respective useful life.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis compares the fair value of each reporting unit to its carrying value, including goodwill. The Company generally uses a discounted cash flow valuation model, reconciled to quoted market prices adjusted for a control premium, to determine the fair values of its reporting units. The discounted cash flow valuation model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit using a constant growth valuation formula. These amounts are estimated by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The Company also considers comparable market data based on multiples of revenue as well as the reconciliation of the Company’s market capitalization to the total fair value of its reporting units. If a reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value is recorded.

Assets Held-for-sale and Gain on Sale of Assets

Assets and liabilities of a business are classified as held-for-sale when the Company approves and commits to a formal plan of sale and it is probable that the sale will be completed. Depreciation and amortization expense associated with assets held-for-sale is ceased at that time.

When a disposal group that is part of a reporting unit is being sold, the measurement of the gain (loss) on sale includes an allocation of goodwill of the reporting unit if the disposal group constitutes a business, under the guidance of Emerging Issues Task Force (“EITF”) Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. If the disposal group is considered a business, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, are met. The Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where the Company's services are non-routine or essential to the delivered products, the Company records revenues upon satisfying the criteria of SOP 97-2 and obtaining customer acceptance. Within the Professional Video segment, the Consumer Video segment and much of the Audio segment, the Company follows the guidance of SOP 97-2 for revenue recognition on most of its product and services transactions since they are software or software-related. However, for certain offerings in the Company’s Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenues based on satisfying the criteria in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables.

In connection with many of the Company’s product sale transactions, customers may purchase a maintenance and support agreement. The Company recognizes revenues from maintenance contracts on a ratable basis over their term. The Company recognizes revenues from training, installation and other services as the services are performed.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered element, typically professional services or maintenance, is deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, in certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that such renewal price is substantive. The Company’s current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects the Company’s recent pricing experience.

In most cases, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and is not typically performed by the Company. However, certain transactions for the Company’s Professional Video products, typically those orders that include a significant number of products and may involve multiple customer sites, require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenues for either the products shipped or the installation services performed until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenues are recognized until the customer’s acceptance of the products and services has been received or the acceptance period has lapsed.

Technical support, enhancements and unspecified upgrades typically are provided at no additional charge during the product’s initial warranty period (generally between 30 days and twelve months), which precedes commencement of the maintenance contracts. The Company defers the fair value of this support period and recognizes the related revenues ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, and provided that the Company has vendor-specific objective evidence of fair value for the undelivered element, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes the related revenues only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

A significant portion of the Company’s revenues are derived from indirect sales channels, including authorized resellers and distributors. Within the Company’s Professional Video segment, resellers and distributors are generally not granted rights to return products to the Company after purchase, and actual product returns from them have been insignificant to date. However, distributors of the Avid Media Composer and Avid Mojo product lines have a contractual right to return a percentage of prior quarter purchases. The return provision for these distributors has not had a material impact on the Company’s results of operations. In contrast, certain of the Company’s Audio and Consumer Video channel partners are offered limited rights of return, stock rotation and price protection. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates. To date actual returns and other allowances have not differed materially from management's estimates.

A portion of the Company’s revenues from sales of consumer products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners are recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

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

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If the Company determines from the outset of the arrangement that collection is not probable based on the Company’s credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of SOP 97-2 and SAB No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether there is sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, then revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied.

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

The Company records as revenues all amounts billed to customers for shipping and handling costs and records its actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to a government authority.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2008, 2007 and 2006 were $10.0 million, $10.7 million and $14.8 million, respectively.

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

Research and Development Costs

Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Capitalized software development costs amortized to cost of product revenues were $1.6 million, $1.5 million and $1.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $1.2 million and $1.6 million at December 31, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007, and did not recognize any adjustments in the liability for unrecognized income tax benefits as a result of the adoption of FIN 48.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as non-vested restricted stock, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive (see Note Q).

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2008 and 2007 is composed of cumulative translation adjustments of $2.3 million and $12.6 million, respectively, and net unrealized losses on debt securities of ($0.4) million and ($0.0) million, respectively.

Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note L. The Company records stock-based compensation cost, based on the fair value estimated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting period. The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant. As permitted under SFAS 123(R), the Company generally uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The Company recognizes stock-compensation expense using the straight-line attribution method.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.49%	4.48%	4.84%
Expected volatility	41.0%	32.8%	34.1%
Expected life (in years)	4.47	4.26	4.39
Weighted-average fair value of options granted	$7.95	$10.76	$14.16

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected stock-price volatility assumption used by the Company is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of the Company’s common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options, which is consistent with the requirements of SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company believes that using a forward-looking, market-driven volatility assumption will result in the best estimate of expected volatility. The risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

In December 2007, the Company issued a stock option to purchase 625,000 shares of Avid common stock to the Company’s chief executive officer that has vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. The compensation cost and derived service periods for this option were recorded based on a Monte Carlo valuation with an assumed volatility of 32.80% and a risk-free interest rate of 3.93%. The weighted-average fair value of this grant is $6.60 and the expected lives range from 3.25 to 4.98 years with a weighted average of 4.44 years.

During 2008, the Company issued stock options to purchase 830,000 shares of Avid common stock to executives of the Company that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these options were recorded based on a Monte Carlo valuation with a weighted-average volatility of 40.35% and a risk-free interest rate of 3.53%. The weighted-average fair value of these grants is $6.44 and the expected lives range from 2.81 to 5.09 years with a weighted average of 4.33 years.

Also during 2008, the Company issued 27,200 restricted stock units to executives as part of the Company’s annual grant program that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo valuation method using a volatility of 38.95% and a risk-free interest rate of 3.29%. For restricted stock units with vesting based on a combination of performance and market conditions, compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for each vesting tranche were recorded based on the higher estimate. The weighted-average fair value of these restricted stock units is $18.61 and the derived service periods range from 3.04 to 4.75 years with a weighted average of 4.17 years.

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. For all stock-based awards for the year ended December 31, 2006 and for most of the stock-based awards for the year ended December 31, 2007, the Company applied a 6.5% estimated forfeiture rate. In 2007, based on historical turnover rates, the Company segregated non-employee directors into a separate class, and during 2008, the Company determined that the executive management staff should be segregated from the rest of its employees into a separate class for the calculation of stock-based compensation. The Company reviews historical turnover rates quarterly and updates estimated forfeiture rates to be applied to different classes for the calculation of stock-based compensation. As of December 31, 2008, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, 9% for executive management staff and 10% for all other employee awards. Then-current forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants. As a result of the application of the changes in forfeiture rates in 2008, the Company recorded in its results of operations cumulative adjustments that reduced previously recorded stock-based compensation expense of approximately $1.9 million.

Stock-based compensation expense of $14.2 million, $15.9 million and $16.8 million, was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	2008	2007	2006
Cost of products revenues	$616	$679	$516
Cost of services revenues	539	829	801
Research and development expenses	2,820	4,521	4,925
Marketing and selling expenses	4,005	4,470	4,833
General and administrative expenses	6,221	5,450	5,766
	$14,201	$15,949	$16,841

In addition, stock-based compensation totaling $180,000 was included in the caption “restructuring costs, net” during 2006 related to stock-based compensation expense for the acceleration of vesting of equity awards for certain employees whose employment was terminated in a restructuring program.

As of December 31, 2008, there was $48.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized as follows: $19.7 million in 2009, $16.7 million in 2010, $10.2 million in 2011 and $2.0 million thereafter. The weighted-average recognition period of the total unrecognized compensation cost is 1.49 years.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring on or after the adoption date. Adoption will also have an impact on changes in deferred tax valuation allowances and income tax uncertainties related to acquisitions made before the effective date.

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

C.	MARKETABLE SECURITIES

The cost (amortized cost of debt instruments) and fair value of marketable securities as of December 31, 2008 and 2007 were as follows (in thousands):

	Cost	Net Unrealized Gains (Losses)	Fair Value

2008
Certificates of deposit	$6,255	$8	$6,263
Commercial paper	13,474	14	13,488
Asset-backed securities	2,224	(73)	2,151
Agency bonds	1,000	—	1,000
Agency discount notes	2,994	6	3,000
	$25,947	$(45)	$25,902

2007
Corporate obligations	$5,101	$(2)	$5,099
Certificates of deposit	1,000	—	1,000
Commercial paper	2,982	—	2,982
Asset-backed securities	6,802	(42)	6,760
	$15,885	$(44)	$15,841

All fixed income securities held at December 31, 2008 and 2007 had an effective maturity of less than one year. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, there were no securities whose unrealized losses were deemed by the Company to be other-than-temporary impairments. The primary factors the Company considers in classifying an impairment as temporary or other-than-temporary include the extent and the time the fair value of an investment has been below cost, the expected holding and recovery period for each investment, and the Company’s intent and ability to hold each investment until recovery.

D.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following (in thousands):

	December 31,
	2008	2007
Accounts receivable	$126,709	$159,476
Less:
Allowance for doubtful accounts	(3,504)	(2,160)
Allowance for sales returns and rebates	(19,678)	(18,624)
	$103,527	$138,692

The accounts receivable balances as of December 31, 2008 and 2007, exclude approximately $8.4 million and $24.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

E. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$22,067	$31,316
Work in process	9,296	6,179
Finished goods	64,392	79,829
	$95,755	$117,324

As of December 31, 2008 and 2007, the finished goods inventory included inventory at customer locations of $17.8 million and $22.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

F.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Depreciable Life	December 31, 2008	December 31, 2007
Computer and video equipment and software	2 to 4 years	$102,457	$116,413
Manufacturing tooling and testbeds	2 to 5 years	6,601	7,748
Office equipment	3 to 6 years	3,172	3,741
Furniture and fixtures	2 to 5 years	10,714	13,314
Leasehold improvements	2 to 10 years	30,655	30,762
		153,599	171,978
Less accumulated depreciation and amortization		115,278	125,818
		$38,321	$46,160

Depreciation and amortization expense related to property and equipment was $20.9 million, $21.1 million and $20.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company wrote off fully depreciated assets with gross values of $27.6 million, $19.4 million and $4.7 million in 2008, 2007 and 2006, respectively.

G.	DIVESTITURES, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Divestitures

In November 2008, the Company sold its Softimage 3D animation product line, which was part of its Professional Video segment to Autodesk, Inc. The Company received $26.5 million of the $33.5 million dollar purchase price in the fourth quarter of 2008, with the remaining balance to be held in escrow with scheduled distribution dates in 2009 and 2010. Goodwill of $15.8 million and amortizing intangible assets of $0.2 million were included in the assets sold as part of this divestiture. The Company recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow. In accordance with the guidance of EITF Issue 98-3, the Company determined that the Softimage 3D animation product line constituted a business, and, therefore, the gain on sale of this business included an allocation of $15.8 million of goodwill from the Professional Video reporting unit. Even though the Softimage 3D animation product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the Softimage product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Professional Video reporting unit.

In December 2008, the Company sold its PCTV product line, which was part of its Consumer Video segment, to Hauppauge Computer Works, Inc. for total proceeds of approximately $4.7 million comprised of $2.2 million in cash and a note valued at $2.5 million. Amortizing intangible assets with a value of $1.6 million were included in the assets sold as part of this divestiture. PCTV inventory valued at $7.5 million was classified as held-for-sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and included in “other current assets” in the Company’s consolidated balance sheet as of December 31, 2008. The Company will be reimbursed for the cost of any PCTV inventory sold by the buyer and expects that the inventory will be sold over the next twelve months. The Company recognized a gain of approximately $1.8 million as a result of this transaction. In accordance with the guidance of EITF Issue 98-3, the Company determined that the PCTV product line would not be able to continue to conduct normal, self-sustaining operations and, therefore, did not constitute a business and also should not be reported as a discontinued operation.

Acquisitions

Pinnacle

In 2005, the Company completed the acquisition of Pinnacle and allocated the total purchase price of $441.4 million as follows: $91.8 million to net assets acquired, $90.8 million to amortizable identifiable intangible assets, $32.3 million to in-process R&D that was expensed at the time of acquisition, and the remaining $226.5 million to goodwill. During 2006, the Company continued its analysis of the fair values of certain assets and liabilities, in particular accruals for employee terminations, facilities closures and contract terminations; inventory reserves; deferred tax assets and tax reserves; and certain other accruals. Accordingly, the Company recorded adjustments to these assets and liabilities, resulting in a $12.7 million increase in the value of the net assets acquired and a corresponding decrease to goodwill. In the fourth quarter of 2006, the Company recorded a goodwill impairment charge of $53.0 million as discussed below in the Goodwill and Amortizing Identifiable Intangible Assets section of this footnote. As of December 31, 2006, total goodwill related to the Pinnacle acquisition was $213.8 million, with $82.7 million assigned to the Company’s Professional Video segment and $78.1 million assigned to its Consumer Video segment.

2006 Acquisitions

In 2006, the Company acquired Sibelius, Sundance Digital and Medea. As of December 31, 2008, the goodwill balances related to the Sibelius, Sundance Digital and Medea acquisitions were $13.2 million allocated to the Audio segment, $10.6 million allocated to the Professional Video segment and $8.1 million allocated to the Professional Video segment, respectively. In connection with these acquisitions, the Company allocated $0.9 million to in-process R&D, which was expensed at the time of acquisition, and $18.6 million to identifiable intangible assets for customer relationships, developed technology, trade names, non-compete covenants and order backlog, with estimated useful lives of six years, two and one-half to four years, six years, and one-half year, respectively.

Goodwill and Amortizing Identifiable Intangible Assets

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

	Professional Video	Audio	Consumer Video	Total
Goodwill balance at December 31, 2006	$141,252	$140,836	$78,055	$360,143
Wizoo contingency payment	—	529	—	529
Purchase accounting adjustments, net	84	2	—	86
Tax liability adjustments, net	(223)	49	—	(174)
Goodwill balance at December 31, 2007	141,113	141,416	78,055	360,584
Goodwill impairment	—	(64,300)	(54,600)	(118,900)
Allocated to Softimage divestiture	(15,780)	—	—	(15,780)
Revised restructuring estimates	(131)	(211)	—	(342)
Tax liability adjustments, net	113	—	(300)	(187)
Goodwill balance at December 31, 2008	$125,315	$76,905	$23,155	$225,375

As described in Note B, the Company performs its annual goodwill impairment analysis in the fourth quarter of each year. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, a two step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. To estimate the fair value of the reporting units for step one of SFAS No. 142, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The market approach considered comparable market data based on multiples of revenue as well as the reconciliation of the Company’s market capitalization to the total fair value of its reporting units.

In the fourth quarter of each year, the Company also completes its annual budget for the upcoming year. Due to the significant decline in the Company’s stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of the PCTV product line, the Company’s SFAS No. 142 step one testing in the fourth quarter of 2008 determined that the carrying values of the Audio and Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. No impairment was indicated for the Professional Video reporting unit. As required, the Company initiated step two of the goodwill impairment test for the Audio and Consumer Video reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. The fair values of the intangible assets were estimated using various valuation models based on different approaches, including the multi-period excess cash flows approach, royalty savings approach and avoided-cost approach. These approaches include assumptions for, among others, customer retention rates, trademark royalty rates, costs to complete in-process technology and long-term discount rates, all of which require significant judgments by management. Because the book values of the Audio goodwill and Consumer Video goodwill exceeded the implied fair values by approximately $64.3 million and $8.0 million, respectively, the Company recorded these amounts as impairment losses during the quarter ended December 31, 2008.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. In September 2008, as a result of a decrease in market value for, and the expected sale of, the Company’s PCTV product line, which have historically accounted for a significant portion of Consumer Video segment revenues, the Company tested the goodwill assigned to its Consumer Video reporting unit for impairment. An estimate of the fair value of the Consumer Video reporting unit was calculated using a discounted cash flow valuation model similar to that used in valuing the 2005 acquisition of Pinnacle and updated for then-current revenue projections. The fair value was then allocated among the Consumer Video tangible and intangible assets and liabilities to determine the implied fair value of the goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, the Company recorded this amount as an impairment loss during the quarter ended September 30, 2008.

Previously, in December 2006, the Company's annual goodwill impairment testing determined that the carrying value of the Consumer Video segment goodwill, which is all the result of the Pinnacle acquisition, exceeded its implied fair value. In connection with the preparation of the 2007 budget, revenue projections for the Consumer Video reporting unit were lowered significantly from those prepared in connection with the acquisition, indicating the fair value of the business had declined. A new estimate of the fair value of the Consumer Video reporting unit was prepared using a discounted cash flow valuation model similar to that used in valuing the Pinnacle acquisition, updated for then-current revenue projections. This fair value was then allocated among the Consumer Video segment’s tangible and intangible assets and liabilities to determine the implied fair value of goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $53.0 million, the Company recorded this amount as an impairment loss during the quarter ended December 31, 2006.

Amortizing identifiable intangible assets related to the Company’s acquisitions consisted of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents (a)	$65,357	$(62,003)	$3,354	$65,727	$(54,099)	$11,628
Customer relationships and order backlog (b)	63,072	(32,964)	30,108	71,701	(25,205)	46,496
Trade names (c)	13,714	(9,102)	4,612	21,316	(8,284)	13,032
Non-compete covenants	—	—	—	1,704	(1,637)	67
License agreements	560	(491)	69	560	(356)	204
	$142,703	$(104,560)	$38,143	$161,008	$(89,581)	$71,427

(a)	Allocations to the sale of the Softimage product line of $0.4 million and ($0.2) million, respectively, are reflected in the December 31, 2008 gross and accumulated amortization amounts.
(b)

An impairment loss of $5.6 million and allocations to the sales of the Softimage and PCTV product lines of $3.0 million are reflected in the December 31, 2008 gross amount. Allocations to the sales of the Softimage and PCTV product lines of ($1.5) million are reflected in the December 31, 2008 accumulated amortization amount.

(c)

Impairment losses of $5.5 million and an allocation to the sale of the PCTV product line of $2.1 million are reflected in the December 31, 2008 gross amount. An allocation to the sale of the PCTV product line of ($2.0) million is reflected in the December 31, 2008 accumulated amortization amount.

In connection with the goodwill impairment loss taken for the Audio and Consumer Video reporting units in the fourth quarter of 2008, the Company reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment in accordance with SFAS No. 144. This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The Audio analysis determined that the undiscounted cash flows of the long-lived assets were greater than their carrying value, indicating no impairment existed. The Consumer Video analysis determined that the undiscounted cash flows of that reporting unit’s net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result of this analysis, it was determined that the Consumer Video customer relationships and trade name intangible assets were impaired, and the Company recorded impairment losses of $5.6 million and $0.8 million, respectively.

In September 2008, as a result of a decrease in market value for, and the then expected sale of, the Company’s PCTV product line, the Company tested the Consumer Video identifiable intangible assets for impairment. The Company’s analysis determined that the undiscounted cash flows of the Consumer Video net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result, the Company determined that the trade name intangible asset was impaired and recorded an impairment loss of $4.7 million to write this asset down to its current fair value.

In connection with the goodwill impairment loss recorded for the Consumer Video reporting unit in 2006, we also reviewed the Consumer Video identifiable intangible assets for possible impairment. The result of this analysis was that the undiscounted cash flows of the Consumer Video net asset groups exceeded the carrying value, indicating no impairment loss had occurred.

Amortization expense related to all intangible assets in the aggregate was $20.4 million, $30.6 million and $35.6 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company expects amortization of these intangible assets to be approximately $11 million in 2009, $8 million in 2010, $7 million in 2011, $4 million in 2012, $2 million in 2013, and $6 million thereafter.

H.	INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Income (loss) before income taxes:
United States	$(204,796)	$(23,324)	$(27,309)
Foreign	9,282	18,342	(265)
Total income (loss) before income taxes	$(195,514)	$(4,982)	$(27,574)

Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$(404)	$(2,779)	$2,290
State	250	250	669
Foreign benefit of net operating losses	(1,777)	(1,270)	(364)
Other foreign	8,835	10,099	8,259
Total current tax expense	6,904	6,300	10,854

Deferred tax expense (benefit):
Federal	(1,058)	318	7,926
State	—	—	—
Foreign benefit of net operating losses	—	—	—
Other foreign	(3,183)	(3,621)	(3,427)
Total deferred tax expense (benefit)	(4,241)	(3,303)	4,499
Total provision for income taxes	$2,663	$2,997	$15,353

Net cash payments for income taxes in 2008, 2007 and 2006 were approximately $5.5 million, $6.0 million, and $4.9 million, respectively.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $143.9 million at December 31, 2008. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Tax credit and net operating loss carryforwards	$106,822	$80,509
Allowances for bad debts	729	315
Difference in accounting for:
Revenue	6,146	5,513
Costs and expenses	53,256	36,949
Inventories	9,128	5,184
Acquired intangible assets	45,636	44,791
Other	3	3
Gross deferred tax assets	221,720	173,264
Valuation allowance	(203,473)	(140,486)
Deferred tax assets after valuation allowance	18,247	32,778

Deferred tax liabilities:
Difference in accounting for:
Revenue	—	(6)
Costs and expenses	(3,066)	(5,974)
Inventories	—	(2,621)
Acquired intangible assets	(14,261)	(25,278)
Other	—	—
Gross deferred tax liabilities	(17,327)	(33,879)

Net deferred tax assets (liabilities)	$920	$(1,101)

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

For U.S. federal and state income tax purposes at December 31, 2008, the Company has tax credit carryforwards of approximately $62.0 million, which will expire between 2009 and 2028, and net operating loss carryforwards of approximately $287.4 million, which will expire between 2019 and 2028. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Based on the level of the deferred tax assets as of December 31, 2008 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2008.

The Company’s assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. If the valuation allowance of $203.5 million as of December 31, 2008 were to be removed in its entirety, a $154.0 million non-cash reduction in income tax expense would be recorded. However, upon the Company’s adoption of SFAS No. 141 (revised 2007), or SFAS 141(R), Business Combinations, on January 1, 2009, changes in valuation allowances related to acquisitions will affect income tax expense. For 2008 and 2007, there was no impact to goodwill resulting from the utilization of the acquired U.S. deferred tax assets.

Excluded from the above deferred tax schedule as of December 31, 2008 are tax assets totaling $67.6 million resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. As a result of the exercise of employee stock options, the Company recorded increases to additional paid-in capital of $0.3 million in 2007. In 2008, the Company recorded a decrease of $0.4 million to additional paid in capital as a cumulative catch-up for prior year amounts recorded in excess of the final deductions reflected on tax returns.

The following table sets forth a reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory rate	(35)%	(35)%	(35)%
Tax credits	(3)	(51)	(5)
Foreign operations	-	(114)	20
State taxes, net of federal benefit	-	3	1
Other	-	10	2
Goodwill impairment	21	-	67
Divestiture of Softimage product line	3	-	-
Increase (decrease) in valuation allowance	15	247	6
Effective tax rate	1%	60%	56%

In June 2006, the FASB issued FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. As a result of the adoption of FIN 48 on January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the Company had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company's effective tax rate if recognized. In March 2007, a Canadian R&D tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, the Company recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the year ended December 31, 2007. In 2008, the statute of limitations expired on previously open tax years related to certain tax filings in the U.S. and Germany. As a result, the Company recognized $0.4 million of previously unrecognized tax benefits and recorded reductions to goodwill and translation adjustment of $0.5 million and $0.2 million, respectively. Avid also settled tax audits in both Canada and the U.K. resulting in the recognition of $0.6 million of previously unrecognized tax benefits and a $0.1 million reduction in translation adjustment. At December 31, 2008, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $3.7 million, of which $1.4 million would affect the Company's effective tax rate if recognized. However, upon the Company’s adoption of SFAS 141(R) on January 1, 2009, changes in unrecognized tax benefits related to acquisitions, including any changes associated with acquisitions that occurred prior to adoption, will generally affect the Company’s income tax expense. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for uncertain tax positions could decrease by as much as $0.8 million due to the expiration of statute of limitations and other factors.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2008 and 2007 (in thousands):

Unrecognized tax benefits at January 1, 2007	$6,200
Increases for tax positions taken during a prior period	400
Increases for tax positions taken during the current period	200
Decreases for tax positions taken during a prior period	—
Decreases related to settlements	(2,800)
Unrecognized tax benefits at December 31, 2007	$4,000
Increases for tax positions taken during a prior period	900
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(1,100)
Decreases related to settlements	(700)
Unrecognized tax benefits at December 31, 2008	$3,100

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, respectively, the Company had approximately $0.6 million and $0.7 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2007 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

I.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Long-term deferred tax liabilities, net	$4,002	$7,430
Long-term deferred revenue	4,081	4,581
Long-term deferred rent	2,436	3,008
Long-term accrued restructuring	1,304	2,476
	$11,823	$17,495

J.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2008 were as follows (in thousands):

Year
2009	$24,252
2010	19,334
2011	13,990
2012	10,509
2013	9,500
Thereafter	13,555
Total	$91,140

The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases was $2.9 million as of December 31, 2008. Such sublease income amounts are not reflected in the schedule of minimum lease payments above. Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2011 and represent an aggregate obligation of $4.4 million through 2011. The Company has restructuring accruals of $3.0 million at December 31, 2008 which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations (see Note N).

The Company's two leases for corporate office space in Tewksbury, Massachusetts, which expire in June 2010, contain renewal options to extend the respective terms of each lease for an additional 60 months. The Company has other leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of approximately $1.8 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $22.9 million, $22.6 million and $22.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total rent received from the Company’s operating subleases was approximately $2.6 million, $3.2 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, as of December 31, 2007, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at $0.8 million throughout the remaining lease period, which extends to September 2014. As of December 31, 2008, the Company was not in default of this lease.

Purchase Commitments and Sole Source Suppliers

As of December 31, 2008, the Company had entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and in the aggregate total approximately $56.3 million.

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

Transactions with Recourse

The Company, through third parties, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2008 and 2007, the Company’s maximum recourse exposure totaled approximately $4.6 million and $8.8 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. The Company maintains a reserve for estimated losses under recourse lease programs based on these historical default rates applied to the funded amount outstanding at period end. At both December 31, 2008 and 2007, the Company’s accrual for estimated losses was $0.8 million.

Contingencies

The Company receives inquiries from time to time claiming possible patent infringement by the Company. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Settlements related to any such claims are generally included in the “general and administrative expenses” caption in the Company’s consolidated statements of operations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company’s Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys’ fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification and, on June 16, 2008, remanded the case for a new damages trial with instructions that would limit the potential award to a sum significantly lower than the amount demanded in the Engelkes’ complaint against Pinnacle. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company’s financial position or results of operations.

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

As permitted under Delaware law and pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for all of the Company’s products is generally 90 days to one year, but can extend up to five years depending on the manufacturer’s warranty or local law.

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2008 and 2007 (in thousands):

Accrual balance at December 31, 2006	$6,072
Accruals for product warranties	7,782
Cost of warranty claims	(8,051)
Accrual balance at December 31, 2007	5,803
Allocated to PCTV divestiture	(832)
Accruals for product warranties	8,147
Cost of warranty claims	(7,925)
Accrual balance at December 31, 2008	$5,193

K.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company's board of directors.

Common Stock

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the 2008, including commissions, was $21.90. As of December 31, 2008, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

Previously, in 2006 a stock repurchase program was approved by the Company’s board of directors in July 2006. Under this program, the Company was authorized to repurchase up to $50 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. The program was completed in August 2006, with 1,432,327 shares of the Company’s common stock repurchased. The average price per share paid for these shares, including commissions, was $34.94. The stock repurchase program was funded using the Company’s working capital.

Under some of the Company's equity compensation plans, employees have the option to satisfy any withholding tax obligations by tendering to the Company a portion of the common stock received under the award. In addition, under some of the Company's equity award agreements, employees are required to satisfy any withholding tax obligation by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2008, 2007 and 2006, the Company received approximately 1,373 shares, 684 shares and 4,039 shares, respectively, of its common stock in exchange for $25 thousand, $23 thousand and $0.2 million, respectively, of employee withholding liabilities paid by the Company.

In December 2008, the Company repurchased 2,154 unvested shares of restricted stock for $0.01 per share from an employee who left the Company. In March 2008, the Company repurchased 690 shares of restricted stock for $24.75 per share, and in December 2008, the Company repurchased 683 shares of restricted stock for $10.91 per share to pay required withholding taxes upon the vesting of restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

L.	STOCK PLANS

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

No further awards will be granted under the Existing Plans from and after May 21, 2008. Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. As of December 31, 2008, 5,576,730 shares were available for issuance under the Plan or the Existing Plans, including 1,075,937 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	3,825,180	$35.83
Granted	1,620,380	$21.28
Exercised	(89,193)	$13.48
Forfeited or canceled	(906,081)	$40.53
Options outstanding at December 31, 2008	4,450,286	$30.03	5.93	$148
Options vested at December 31, 2008 or expected to vest	3,935,154	$30.95	5.71	$147
Options exercisable at December 31, 2008	2,022,702	$37.30	3.98	$143

The weighted-average grant-date fair value of options granted during the years ended December 31 2007, and 2006 was $29.39, and $39.59, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $0.8 million, $8.1 million and $10.2 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 was approximately $1.2 million, $10.5 million and $6.8 million, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2008, 2007 or 2006 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the year ended December 31, 2008 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	647,501	$35.39
Granted	784,254	$22.96
Vested	(187,803)	$35.19
Forfeited	(254,180)	$29.86
Non-vested at December 31, 2008	989,772	$27.28	1.46	$10,789
Expected to vest	854,866	$27.45	1.37	$9,318

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2007 and 2006 was $33.76 and $47.01, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2008, 2007, and 2006, was $4.3 million, $1.9 million, and $0.1 million, respectively.

Information with respect to non-vested restricted stock for the year ended December 31, 2008 is as follows:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2007	106,463	$26.72
Granted	—	—
Vested	(4,309)	$47.01
Forfeited	(2,154)	$47.01
Non-vested at December 31, 2008	100,000	$25.41	2.97	$1,090

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2007 and 2006 was $25.41 and $47.01, respectively. The total fair value of restricted stock vested during the years ended December 31, 2008, 2007 and 2006, was $0.1 million, $0.1 million, and $0.4 million, respectively.

Employee Stock Purchase Plans

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (as amended, the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering termination date. Shares issued under the ESPP are considered compensatory under SFAS 123(R). Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering termination date, and shares offered under this arrangement were considered noncompensatory under SFAS 123(R).

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP starting May 1, 2008:

Eight Months Ended December 31, 2008
Expected dividend yield	0.00%
Risk-free interest rate	2.21%
Expected volatility	45.1%
Expected life (in years)	0.25
Weighted-average fair value of shares issued	$3.11

At the 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders authorized an additional 800,000 shares for issuance under the ESPP. As of December 31, 2008, 974,423 shares remained available for issuance under the ESPP.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company's board of directors, make discretionary contributions to the plan. The Company’s contribution to the plan is 50% of up to the first 6% of an employee’s salary contributed to the plan by the employee. The Company’s contributions to the plan totaled $3.5 million, $3.5 million and $3.4 million in 2008, 2007 and 2006, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions to these plans of $2.1 million, $2.1 million and $1.9 million in 2008, 2007 and 2006, respectively.

Nonqualified Deferred Compensation Plan

The Company's board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Company's board of directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $0.7 million and $1.5 million as of December 31, 2008 and 2007, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

N.	RESTRUCTURING COSTS AND ACCRUALS

In October 2008, the Company initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of three small facilities. The restructuring plan is intended to improve operational efficiencies. In connection with this plan, during the fourth quarter the Company recorded restructuring charges of $20.4 million related to employee termination costs and $0.6 million for the facilities closures. In addition, as a result of the decision to sell the PCTV product line, the Company recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. Of the total restructuring charge of $22.8 million, $9.4 million related to the Consumer Video segment,

$7.5 million related to the Professional Video segment, $3.3 million related to the Audio segment and $2.6 million related to corporate operations.

Additionally, during the first quarter of 2008, the Company initiated restructuring plans within its Professional Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, restructuring charges of $1.2 million were recorded under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the second quarter of 2008, the Company recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and sales and marketing teams. During the third quarter of 2008, the Company recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, primarily in the research and development teams and general and administrative teams. Also during 2008, restructuring charges totaling $0.2 million were recorded for revised estimates of previously initiated restructuring plans.

During 2007, the Company implemented restructuring plans within the Professional Video and Consumer Video business units, as well as corporate operations, resulting in restructuring charges of $10.1 million, $1.8 million and $0.3 million, respectively. In connection with these actions, the Company terminated the employment of approximately 125 employees, primarily from the research and development teams and marketing and selling teams. The purpose of these plans was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring plans also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and the Company’s exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets.

During 2006, the Company implemented restructuring programs within both its Professional Video and Consumer Video segments, resulting in restructuring charges of $2.9 million and $1.9 million, respectively. As a result of these restructuring programs, approximately 75 employees worldwide, primarily in the management, selling, and research and development teams, were notified that their employment would be terminated, and a small leased office in Australia and a portion of a facility in Germany were closed. The estimated costs for the employee terminations were $4.5 million and the costs for the facility closures were $0.2 million. The purpose of these programs was to improve the effectiveness of each segment. During the first and second quarters of 2007, the Company recorded in its statement of operations additional restructuring charges totaling $0.3 million for revisions to the estimated liabilities for the Professional Video restructuring program.

Also during 2006, the Company executed an amendment to the lease for its Daly City, California facility, which extended the lease through September 2014, and a new subtenant was found for a portion of the Company's London, U.K. facility vacated as part of a 1999 restructuring program. Based on the new terms of the amended lease for the Daly City facility and the Company's changing facilities requirements, the Company determined that previously vacated space in this facility would be re-occupied. Accordingly, the existing restructuring accrual for that space was reversed during the first quarter of 2006, and a restructuring recovery of $1.5 million was recorded in the Company's statement of operations. As a result of finding a subtenant for the London facility, a restructuring recovery of $0.6 million was recorded in the Company's statement of operations during the fourth quarter of 2006.

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Beginning in the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation of severance benefits, the Company determined that employee-related restructuring charges should be recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the 2005 Pinnacle and 2006 Medea acquisitions, the Company recorded accruals of $14.4 million and $1.1 million, respectively, related to severance agreements and lease or other contract terminations in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle accrual and a corresponding restructuring charge in the Company’s statement of operations. Similarly, in the first quarter of 2007, the Company recorded a $0.1 million increase in the estimate for the Medea accrual and a corresponding restructuring charge. During the second quarter of 2008, the Company recorded a $0.1 million decrease in the estimate for the Medea restructuring accrual and a corresponding decrease in goodwill.

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2005	$129	$4,467	$2,976	$2,785	$10,357
New restructuring charges	4,546	158	725	351	5,780
Revisions of estimated liabilities	(183)	(2,088)	(1,908)	(662)	(4,841)
Accretion	—	123	—	55	178
Cash payments for employee-related charges	(2,125)	—	(1,016)	—	(3,141)
Cash payments for facilities, net of sublease income	—	(1,336)	—	(1,222)	(2,558)
Foreign exchange impact on ending balance	66	270	155	197	688
Accrual balance at December 31, 2006	2,433	1,594	932	1,504	6,463
New restructuring charges – operating expenses	5,247	2,681	—	—	7,928
New restructuring charges – cost of revenues	—	4,278	—	—	4,278
Revisions of estimated liabilities	320	324	(370)	1,193	1,467
Accretion	—	122	—	44	166
Cash payments for employee-related charges	(6,916)	—	(570)	—	(7,486)
Cash payments for facilities, net of sublease income	—	(1,467)	—	(671)	(2,138)
Non-cash write-offs	—	(4,387)	—	(53)	(4,440)
Foreign exchange impact on ending balance	102	111	10	24	247
Accrual balance at December 31, 2007	1,186	3,256	2	2,041	6,485
New restructuring charges – operating expenses	24,413	690	—	—	25,103
New restructuring charges – cost of revenues	—	1,876	—	—	1,876
Revisions of estimated liabilities	(85)	450	(2)	(186)	177
Accretion	—	88	—	52	140
Cash payments for employee-related charges	(11,274)	—	—	—	(11,274)
Cash payments for facilities, net of sublease income	—	(2,054)	—	(739)	(2,793)
Non-cash write-offs	—	(1,892)	—	—	(1,892)
Foreign exchange impact on ending balance	849	(215)	—	(339)	295
Accrual balance at December 31, 2008	$15,089	$2,199	$—	$829	$18,117

The employee-related accruals at December 31, 2008 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet as of December 31, 2008.

The facilities-related accruals at December 31, 2008 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through

2011 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.7 million is included in the caption “accrued expenses and other current liabilities” and $1.3 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet as of December 31, 2008.

O.	SEGMENT INFORMATION

The Company’s organizational structure is based on strategic business units aligned with the principal product segments in which the Company’s products are sold. In SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated the discrete financial information that is regularly reviewed by the chief operating decision makers and determined that these business units equate to three reportable segments: Professional Video, Audio, and Consumer Video.

During the first quarter of 2008, the Company changed the way it reviews and manages its business by excluding certain corporate infrastructure costs and expenses, including finance, human resources, legal and some information technology expenses, when evaluating reportable segment performance and measuring the profitability of each operating segment. Such expenses, which were previously allocated to the operating segments, are managed outside the segments and are not controllable at the segment level. The Company believes that excluding these costs provides a better measure of each segment’s performance. The Company also continues to exclude certain other costs and expenses when evaluating segment performance and profitability, including the amortization and impairment of acquired intangible assets, the write-off of acquired in-process research and development, stock-based compensation expenses, restructuring expenses and legal settlements. The Company now reports a contribution margin for each business unit that excludes these costs and has revised the prior period segment disclosures to conform to the current presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The Professional Video segment provides digital nonlinear hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets and automate workflows in a faster, easier, and more cost-effective manner. This segment’s digital nonlinear editing software and hardware products include the Media Composer product line widely used to edit television programs, commercials and films; the NewsCutter and Instinct editors designed for the fast-paced world of news production; and Avid Symphony Nitris DX and Avid DS, which are used during the “online” or “finishing” stage of post production. Professional Video editing solutions accounted for approximately 14%, 15% and 19% of the Company’s consolidated net revenues for 2008, 2007 and 2006, respectively. The Professional Video segment also includes shared storage and workflow solutions that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology and enable users to simultaneously share and manage media assets throughout a project or organization. Professional Video storage and workflow solutions accounted for approximately 16%, 15% and 14% of the Company’s consolidated net revenues in 2008, 2007 and 2006, respectively.

The Audio segment hardware and software for digital audio production systems and live sound systems provide music creation; audio recording, editing, and mixing; and live performance solutions for a broad range of customers. This segment includes the Company’s Pro Tools products, which accounted for approximately 14%, 15% and 15% of the Company’s consolidated net revenues in 2008, 2007 and 2006, respectively.

The Consumer Video segment was formed in 2005 to include certain product lines acquired in the Pinnacle acquisition. The segment has historically developed and marketed products aimed primarily at the consumer market that allow users to create, edit, view and distribute rich media content using a personal computer. This segment’s product lines include the Pinnacle Studio video-editing product line and formerly included the PCTV product line that was sold in the fourth quarter of 2008. (see Note G).

In July 2008, the Company announced several changes to its historical business unit structure to be implemented for 2009. The Company completed the actions necessary to transition to this new business structure in the second half of 2008, and the new business unit structure, which includes a single customer-facing organization, will be used to evaluate segment performance and measure segment profitability beginning January 1, 2009. In 2009, segment reporting for 2007 and 2008 will be changed to conform to the new segment reporting model. The Company’s full assessment of the segment reporting model to be used starting in 2009 is not yet complete.

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the years ended December 31, 2008, 2007 and 2006 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Professional Video	$438,420	$485,186	$479,383
Audio	293,195	318,993	304,362
Consumer Video	113,286	125,391	126,833
Total revenues	$844,901	$929,570	$910,578

Contribution Margin:
Professional Video	$40,917	$66,502	$79,315
Audio	40,541	55,710	67,833
Consumer Video	(16,135)	6,552	2,799
Segment contribution margin	65,323	128,764	149,947

Less unallocated costs and expenses:
Common costs and operating expenses	(85,219)	(79,523)	(76,046)
Amortization of acquisition-related intangible assets	(20,380)	(30,621)	(35,653)
Impairment of goodwill and intangible assets	(129,972)	—	(53,000)
Stock-based compensation	(14,201)	(15,949)	(16,604)
Restructuring costs, net	(27,288)	(13,688)	(2,613)
In process research and development	—	—	(879)
Gain on sale of assets	13,287	—	—
Legal settlements	—	(1,602)	—
Consolidated operating loss	$(198,450)	$(12,619)	$(34,848)

Certain assets, including cash and marketable securities and acquisition-related intangible assets, are not included in the assets of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Assets:
Professional Video	$166,758	$205,835	$214,949
Audio	89,942	95,679	93,832
Consumer Video	35,673	47,968	53,955
Total assets for reportable segments	292,373	349,482	362,736
Unallocated amounts:
Cash, cash equivalents and marketable securities	147,694	224,460	172,107
Acquisition-related intangible assets and goodwill	263,518	432,011	462,191
Total assets	$703,585	$1,005,953	$997,034

The following is a summary of depreciation and capital expenditures by reportable segment for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Professional Video:
Depreciation	$12,778	$15,845	$16,355
Capital expenditures	11,381	16,528	15,257

Audio:
Depreciation	$6,175	$4,523	$3,486
Capital expenditures	4,338	8,642	4,858

Consumer Video:
Depreciation	$1,926	$734	$853
Capital expenditures	1,410	980	658

The following table summarizes the Company’s revenues by country as of December 31, 2008, 2007 and 2006 (in thousands). The categorization of revenues is based on the country in which the customer resides.

	2008	2007	2006
Revenues:
United States	$331,983	$387,243	$393,243
Other countries	512,918	542,327	517,335
Total revenues	$844,901	$929,570	$910,578

The following table summarizes the Company’s long-lived assets, by country as of December 31, 2008, 2008 and 2006 (in thousands):

	2008	2007
Long-lived assets:
United States	$33,512	$37,700
Other countries	15,610	18,979
Total long-lived assets	$49,122	$56,679

P.	FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company's revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely impact its revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. There are two objectives of the Company's foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company's customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

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

As of December 31, 2008 and 2007, the Company had foreign currency forward contracts outstanding with notional values of $39.7 million and $53.8 million, respectively, denominated in the euro, British pound, Canadian dollar and Japanese yen, as hedges against forecasted foreign currency denominated receivables, payables and cash balances.

Net realized and unrealized gains (losses) of ($1.0) million, $1.3 million and ($0.7) million resulting from foreign currency transactions, remeasurement and foreign currency forward contracts were included in results of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Q.	NET INCOME (LOSS) PER SHARE

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the diluted net loss per share calculations because the sum of the exercise price per share and the unrecognized compensation cost per share is greater than the average market price of the Company’s common stock for the relevant period.

	Year Ended December 31,
	2008	2007	2006
Options	2,929	2,794	2,579
Warrant (a)	679	1,155	1,155
Non-vested restricted stock and restricted stock units	1,056	37	177
Anti-dilutive potential common shares	4,664	3,986	3,911

(a)

In connection with the acquisition of Softimage Inc. in 1998, the Company issued a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock at a price of $47.65 per share. The weighted-average potential common share amount for 2008 reflects expiration of the warrant on August 3, 2008.

Certain stock options and restricted stock units granted to executive officers include shares that vest based on performance and market conditions and are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were related to such contingently-issuable stock options and restricted stock units and excluded from the calculation of diluted net loss for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Anti-dilutive potential common shares from contingently-issuable options	1,192	22
Anti-dilutive potential common shares from contingently-issuable restricted stock units	19	—
Total anti-dilutive potential common shares from contingently-issuable grants	1,211	22

The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of diluted net loss per share because the effect would be anti-dilutive due to the net loss for the relevant period.

	Year Ended December 31,
	2008	2007	2006
Options	128	445	834
Non-vested restricted stock and restricted stock units	11	31	—
Total anti-dilutive common stock equivalents	139	476	834

R.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Sibelius, Sundance Digital and Medea in 2006 and a contingency payment in 2007 related to the 2005 acquisition of Wizoo (in thousands). There were no supplemental cash flow investing activities in 2008.

	Year Ended December 31,
	2007	2006
Fair value of:
Assets acquired and goodwill	$—	$62,689
Acquired incomplete technology	—	879
Payment for contingent obligations	529	802
Liabilities assumed	—	(17,498)
Total consideration	529	46,872

Less: cash acquired	—	(3,703)
Less: equity consideration and accrued payments	—	(41)
Net cash paid for (received from) acquisitions	$529	$43,128

As part of the purchase agreement for Wizoo, the Company was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. These payments, if required, would be recorded as additional purchase consideration, allocated to goodwill. During 2006, three engineering milestones were met and €0.6 million was recorded as additional purchase price. During 2007, the final engineering milestone was met and an additional €0.4 million was recorded as additional purchase price.

Cash paid for interest was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

S.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarters Ended
	2008				2007
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$206,706	$217,066	$222,863	$198,266	$258,520	$226,826	$225,326	$218,898
Cost of revenues	115,310	113,047	112,257	102,460	130,667	109,451	110,445	108,691
Amortization of intangible assets	753	1,249	2,270	3,254	3,566	4,096	4,761	4,472
Restructuring costs	1,876	—	—	—	1,481	2,797	—	—
Gross profit	88,767	102,770	108,336	92,552	122,806	110,482	110,120	105,735
Operating expenses:
Research & development	33,291	37,825	38,972	38,510	38,050	36,471	38,444	37,742
Marketing & selling	49,511	53,638	55,259	50,327	53,425	48,832	56,505	51,694
General & administrative	17,422	19,734	19,492	21,943	21,399	20,514	17,698	17,852
Amortization of intangible assets	2,837	3,307	3,323	3,387	3,431	3,432	3,431	3,432
Impairment of goodwill and intangible assets	78,715	51,257	—	—	—	—	—	—
Restructuring costs, net	21,305	2,107	937	1,063	1,338	6,297	1,517	258
Gain on sale of assets	(13,287)	—	—	—	—	—	—	—
Total operating expenses	189,794	167,868	117,983	115,230	117,643	115,546	117,595	110,978
Operating income (loss)	(101,027)	(65,098)	(9,647)	(22,678)	5,163	(5,064)	(7,475)	(5,243)
Other income (expense), net	331	507	617	1,481	1,739	1,980	2,023	1,895
Income (loss) before income taxes	(100,696)	(64,591)	(9,030)	(21,197)	6,902	(3,084)	(5,452)	(3,348)
Provision for (benefit from) income taxes, net	(443)	1,800	1,355	(49)	3,049	2,769	547	(3,368)
Net income (loss)	($100,253)	($66,391)	($10,385)	($21,148)	$ 3,853	($5,853)	($5,999)	$ 20

Net income (loss) per share - basic	($2.71)	($1.80)	($0.28)	($0.54)	$0.09	($0.14)	($0.15)	$0.00
Net income (loss) per share - diluted	($2.71)	($1.80)	($0.28)	($0.54)	$0.09	($0.14)	($0.15)	$0.00

Weighted-average common shares outstanding – basic	37,012	36,960	36,904	39,362	41,008	40,798	40,940	41,154
Weighted-average common shares outstanding – diluted	37,012	36,960	36,904	39,362	41,253	40,798	40,940	41,763

High common stock price	$25.00	$29.91	$25.61	$28.38	$29.58	$38.34	$38.78	$38.36
Low common stock price	$9.68	$16.60	$16.97	$17.61	$24.79	$25.55	$32.00	$31.90

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions; the timing of, and costs incurred in association with, the recognition of large enterprise sales to customers; marketing expenditures; promotional programs; and periodic discounting due to competitive factors. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, and competitive pressures. Quarterly sales and operating results generally depend on the volume and timing of orders received and recognized as revenues during the quarter. The Company's expense levels are based in part on its forecasts of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The remainder of the response to this item is contained under the caption “Executive Officers of the Registrant” in Part I of this report, and in our Proxy Statement for our 2009 Annual Meeting of Stockholders, or the 2009 Proxy Statement, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in our 2009 Proxy Statement under the captions “Director Compensation and Stock Ownership Guidelines” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2009 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in our 2009 Proxy Statement under the captions “Board of Directors and Committee Meetings” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in our 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting

-  Reports of Independent Registered Public Accounting Firm

-  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

-  Consolidated Balance Sheets as of December 31, 2008 and 2007

-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

-  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

-  Notes to Consolidated Financial Statements

(a) 2.	FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included immediately following the signature page on page F-1:

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

AVID TECHNOLOGY, INC.

(Registrant)

By:	/s/ Gary G. Greenfield
Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary G. Greenfield	By:	/s/ Ken Sexton
	Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)

Date:	March 16, 2009	Date:	March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary G. Greenfield Gary G. Greenfield	Director	March 16, 2009

/s/ George H. Billings George H. Billings	Director	March 16, 2009

/s/ Elizabeth M. Daley Elizabeth M. Daley	Director	March 16, 2009

/s/ Nancy Hawthorne Nancy Hawthorne	Director	March 16, 2009

/s/ Louis Hernandez, Jr. Louis Hernandez, Jr.	Director	March 16, 2009

/s/ Youngme E. Moon Youngme E. Moon	Director	March 16, 2009

/s/ John H. Park John H. Park	Director	March 16, 2009

AVID TECHNOLOGY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007 and 2006

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts
December 31, 2008	$ 2,160	$ 2,224	$ —		($880)	(b)	$ 3,504
December 31, 2007	2,583	608	—		(1,031)	(b)	2,160
December 31, 2006	4,847	(449)	415	(a)	(2,230)	(b)	2,583

Sales returns and allowances
December 31, 2008	$ 18,624	$—	$34,519	(c)	($33,465)	(d)	$ 19,678
December 31, 2007	19,748	—	39,771	(c)	(40,895)	(d)	18,624
December 31, 2006	17,386	—	21,200	(c)	(18,838)	(d)	19,748

Allowance for transactions with recourse
December 31, 2008	$ 777	$359	$255	(e)	($607)	(f)	$ 784
December 31, 2007	1,514	(388)	(339)	(e)	(10)	(f)	777
December 31, 2006	1,842	(169)	(68)	(e)	(91)	(f)	1,514

Deferred tax asset valuation allowance
December 31, 2008	$140,486	$19,295	$43,692		$ —		$203,473
December 31, 2007	138,974	8,602	—		(7,090)		140,486
December 31, 2006	182,121	(2,092)	35,289	(g)(h)	(76,344)	(g)(i)	138,974

(a)	Amount represents allowance recorded in purchase accounting for accounts receivable acquired in business combinations.
(b)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).
(c)	Provisions for sales returns and volume rebates are charged directly against revenues.
(d)	Amount represents credits for returns, volume rebates and promotions.
(e)	A portion of the provision for transactions with recourse is charged directly against revenues.
(f)	Amount represents defaults, net of recoveries.
(g)	Amount represents an adjustment to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets or liabilities.
(h)	Amount also includes the reclassification of state research and development credits and other miscellaneous items.
(i)	Amount also includes the reclassification of excess tax benefits in connection with the adoption of SFAS 123(R).

F-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant		S-1	March 11, 1993*	033-57796
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
10.1	Lease between MGI Andover Street, Inc. and the Registrant dated March 21, 1995		10-Q	May 15, 1995	000-21174
10.2	Amended and Restated Lease dated June 7, 1996 between MGI One Park West, Inc. and the Registrant		10-Q	August 14, 1996	000-21174
#10.3	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.4	1994 Stock Option Plan, as amended		S-8	October 27, 1995	033-98692
#10.5	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-Q	November 7, 2008	000-21174
#10.6	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.7	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.8	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.9	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.10	1998 Avid–Softimage Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.12	Midiman, Inc. 2002 Stock Option/Stock Issuance Plan		10-Q	November 9, 2004	000-21174
#10.13	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.14	Rules of the Sibelius Software Limited Unapproved Discretionary Share Option Scheme 2000		10-K	March 1, 2007	000-21174
#10.15	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme		10-K	March 1, 2007	000-21174
#10.16	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.17	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.18	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.19	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174

#10.20	Form of Restricted Stock Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.22	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.23	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.24	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.25	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.26	2008 Executive Bonus Plan	8-K	March 24, 2008	000-21174
#10.27	Executive Employment Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield	8-K	December 19, 2007	000-21174
#10.28	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield	8-K	December 19, 2007	000-21174
#10.29	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield	8-K	December 19, 2007	000-21174
#10.30	Executive Employment Agreement dated January 21, 2008 between the Registrant and Kenneth A. Sexton	8-K	January 22, 2008	000-21174
#10.31	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton	8-K	January 28, 2008	000-21174
#10.32	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton	8-K	January 28, 2008	000-21174
#10.33	Executive Employment Agreement dated February 6, 2008 between the Registrant and Kirk E. Arnold	10-Q	May 9, 2008	000-21174
#10.34	Executive Employment Agreement dated July 7, 2008 between the Registrant and Paul Lypaczewski	10-Q	November 7, 2008	000-21174
#10.35	Executive Employment Agreement dated July 8, 2008 between the Registrant and Gerard Schenkkan	10-Q	November 7, 2008	000-21174
#10.36	Executive Employment Agreement dated August 22, 2008 between the Registrant and Glover Lawrence	10-Q	November 7, 2008	000-21174

#10.37	Form of Executive Employment Agreement entered into by Joel E. Legon, Paige Parisi and Graham Sharp		10-K	February 29, 2008	000-21174
#10.38	Form of Change-in-Control Agreement entered into by Paige Parisi		10-K	February 29, 2008	000-21174
#10.39	Form of Executive Employment Agreement entered into by David M. Lebolt and Sharad Rastogi		10-K	February 29, 2008	000-21174
#10.40	Form of Change-in-Control Agreement entered into by David M. Lebolt		10-K	February 29, 2008	000-21174
#10.41	Executive Employment Agreement dated July 24, 2002 between the Registrant and David A. Krall		10-Q	November 13, 2002	000-21174
#10.42	Separation Agreement dated July 15, 2007 between the Registrant and David A. Krall		8-K	July 19, 2007	000-21174
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.