Form 10-Q
period 2009-03-31
AVID TECHNOLOGY, INC.
filed 2009-05-08
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐        No  ☐

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2009 was 37,358,732.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Products	$123,641	$168,176
Services	27,988	30,090
Total net revenues	151,629	198,266

Cost of revenues:
Products	61,248	85,073
Services	15,839	17,387
Amortization of intangible assets	520	3,254
Restructuring costs	799	—
Total cost of revenues	78,406	105,714
Gross profit	73,223	92,552

Operating expenses:
Research and development	31,051	38,510
Marketing and selling	40,781	50,327
General and administrative	15,113	21,943
Amortization of intangible assets	2,375	3,387
Restructuring costs, net	4,222	1,063
Total operating expenses	93,542	115,230

Operating loss	(20,319)	(22,678)

Interest income	264	1,563
Interest expense	(50)	(136)
Other income (expense), net	(61)	54
Loss before income taxes	(20,166)	(21,197)
Benefit from income taxes, net	(2,889)	(49)
Net loss	$(17,277)	$(21,148)

Net loss per common share – basic and diluted	$(0.47)	$(0.54)

Weighted-average common shares outstanding – basic and diluted	37,130	39,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$98,151	$121,792
Marketable securities	33,515	25,902
Accounts receivable, net of allowances of $18,414 and $23,182 at
March 31, 2009 and December 31, 2008, respectively	80,253	103,527
Inventories	95,284	95,755
Deferred tax assets, net	581	612
Prepaid expenses	11,079	9,274
Other current assets	24,088	34,083
Total current assets	342,951	390,945

Property and equipment, net	36,985	38,321
Intangible assets, net	35,248	38,143
Goodwill	225,375	225,375
Other assets	10,732	10,801
Total assets	$651,291	$703,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,931	$29,419
Accrued compensation and benefits	26,026	27,346
Accrued expenses and other current liabilities	44,428	64,511
Income taxes payable	6,113	9,250
Deferred revenues	64,512	68,581
Total current liabilities	165,010	199,107

Long-term liabilities	11,318	11,823
Total liabilities	176,328	210,930

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	983,859	980,563
Accumulated deficit	(389,432)	(365,431)
Treasury stock at cost, net of reissuances	(117,877)	(124,852)
Accumulated other comprehensive income	(2,010)	1,952
Total stockholders’ equity	474,963	492,655
Total liabilities and stockholders’ equity	$651,291	$703,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,277)	$(21,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,750	12,132
Provision for doubtful accounts	1,011	21
Non-cash provision for restructuring	925	—
Loss on disposal of fixed assets	79	16
Compensation expense from stock grants and options	4,148	2,145
Changes in deferred tax assets and liabilities	(372)	(185)
Changes in operating assets and liabilities:
Accounts receivable	19,735	20,447
Inventories	(334)	(5,883)
Prepaid expenses and other current assets	7,216	1,395
Accounts payable	(5,442)	6,654
Accrued expenses, compensation and benefits and other liabilities	(20,830)	(3,669)
Income taxes payable	(2,957)	(1,223)
Deferred revenues	(4,444)	11,501
Net cash (used in) provided by operating activities	(10,792)	22,203

Cash flows from investing activities:
Purchases of property and equipment	(3,637)	(3,952)
Payments for other long-term assets	(571)	(126)
Purchases of marketable securities	(29,993)	(16,872)
Proceeds from sales of marketable securities	22,340	10,971
Proceeds from notes receivable	732	—
Net cash used in investing activities	(11,129)	(9,979)

Cash flows from financing activities:
Purchases of common stock for treasury	—	(93,187)
Payments related to the issuance of common stock under employee stock plans	(602)	(579)
Net cash used in financing activities	(602)	(93,766)

Effect of exchange rate changes on cash and cash equivalents	(1,118)	1,589
Net decrease in cash and cash equivalents	(23,641)	(79,953)
Cash and cash equivalents at beginning of period	121,792	208,619
Cash and cash equivalents at end of period	$98,151	$128,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2008 was derived from Avid’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2008 in its 2008 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation expenses, restructuring costs, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, fair value measurements and income tax asset valuation allowances. Actual results could differ from the Company’s estimates.

Since the acquisition of Pinnacle Systems, Inc. in 2005 and through 2008, the Company was organized into three strategic business units, Professional Video, Audio, and Consumer Video, each of which was a reportable segment. On January 1, 2009, the Company transitioned to a new business structure that combined the previous Professional Video and Consumer Video units into a single Video reporting segment. The Company also consolidated its sales and marketing teams, which had previously been aligned with the reporting segments, into a single customer-facing organization. Consequently, most marketing and selling expenses are no longer managed by or controlled at the segment level and are, therefore, excluded from the calculation of segment contribution margin. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 13 for a summary of the Company’s revenues and contribution margin by reportable segment for the three-month periods ended March 31, 2009 and 2008.

2.    NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the diluted net loss per share calculations because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period.

	Three Months Ended March 31,
	2009	2008
Options	2,820	2,691
Warrant (a)	—	1,155
Non-vested restricted stock and restricted stock units	945	720
Anti-dilutive potential common shares	3,765	4,566

(a)

In connection with the acquisition of Softimage Inc. in 1998, the Company issued a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock at a price of $47.65 per share. The warrant expired on August 3, 2008.

Certain stock options and restricted stock units granted to executive officers include shares that vest based on performance and market conditions and are considered contingently issuable. The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were related to such contingently-issuable stock options and restricted stock units and excluded from the calculation of diluted net loss for the relevant period.

	Three Months Ended March 31,
	2009	2008
Anti-dilutive potential common shares from contingently-issuable options	1,467	902
Anti-dilutive potential common shares from contingently-issuable restricted stock units	11	9
Total anti-dilutive potential common shares from contingently-issuable grants	1,478	911

The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of diluted net loss per share because the effect would be anti-dilutive due to the net loss for the relevant period.

	Three Months Ended March 31,
	2009	2008
Options	10	193
Non-vested restricted stock and restricted stock units	2	6
Anti-dilutive common stock equivalents	12	199

3.	FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP No. 157-2, the Company deferred the application of the provisions of SFAS No. 157 to certain nonfinancial assets and liabilities, including reporting units measured at fair value in goodwill impairment tests, nonfinancial assets and liabilities measured at fair value for impairment assessments and nonfinancial liabilities for restructuring activities.

The Company’s adoption of SFAS No. 157 for its financial assets and liabilities on January 1, 2008 and for its non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•	Level 1 – Quoted unadjusted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$75,224	$25,716	$49,508	$ —
Deferred compensation plan investments	577	577	—	—

Financial Liabilities:
Deferred compensation plan	577	577	—	—
Foreign currency forward contracts	456	—	456	—

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents and investment instruments. All of the Company’s cash equivalents and investment instruments were classified as either Level 1 or Level 2 in the fair value hierarchy as of March 31, 2009. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities. Investments valued based on other observable inputs and classified as Level 2 include commercial paper, certificates of deposit, asset-backed obligations, discount notes, and corporate and agency bonds. Foreign currency contracts are executed in the over-the-counter retail market with multi-national banks and have a relatively high level of price transparency. The valuation inputs for these instruments are based on quoted prices in active markets, and these instruments are classified as Level 2.

The Company uses the following valuation techniques to determine fair values of its investment instruments:

•	Money Market: The fair value of the Company’s money market fund investment is determined using the unadjusted quoted price from an active market of identical assets.
•

Commercial Paper and Certificates of Deposit: The fair values for the Company’s commercial paper holdings and certificates of deposit are derived from a pricing model using the straight-line amortized cost method and incorporate observable inputs including maturity date, issue date, credit rating of the issuer, current commercial paper rate and settlement date.

•

Corporate Bonds: The determination of the fair value of corporate bonds includes the use of observable inputs from market sources and the incorporation of relative credit information, observed market movements and sector news into a pricing model.

•

Asset-Backed Obligations: The fair value of asset-backed obligations is determined using a pricing methodology based on observable market inputs, including an analysis of pricing, spread and volatility of similar asset-backed obligations. Using the market inputs, cash flows are generated for each tranche, the benchmark yield is determined and deal collateral performance and other market information is incorporated to determine the appropriate spreads.

•

Agency Bonds & Discount Notes: The fair value of agency bonds and discount note investments is determined using observable market inputs for benchmark yields, base spreads, yield-to-maturity and relevant trade data.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009 (in thousands):

Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Facilities-related restructuring accruals (a)	$ 3,398	$—	$ 3,398	—

(a)	Includes only those facilities-related restructuring amounts measured or remeasured at fair value during the three months ended March 31, 2009.

The Company typically uses the following valuation techniques to determine fair values of assets and liabilities measured on a nonrecurring basis:

•

Goodwill: When performing goodwill impairment tests, the Company estimates the fair value of its reporting units using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments by management. The Company also considers comparable market data based on multiples of revenue as well as the reconciliation of the Company’s market capitalization to the total fair value of its reporting units. If the estimated fair value of any reporting unit is less that its carrying value, an impairment exists.

•

Intangible Assets: When performing an intangible asset impairment test, the Company estimates the fair value of the asset using a discounted cash flow methodology, which includes assumptions for, among other things, budgets and economic projections, market trends, product development cycles and long-term discount rates. If the estimated fair value of the asset is less that its carrying value, an impairment exists.

•

Assets Held-for-Sale: In accordance with SFAS No. 144, a disposal group is measured at the lower of its carrying amount or fair value less the cost to sell. The Company estimates the fair value of assets held-for-sale at the lower of cost or the average selling price in available markets.

•

Facilities-Related Restructuring Accruals: During the three months ended March 31, 2009, the Company recorded accruals, or revised estimates of previous accruals, associated with exiting certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	Video	Audio	Total
Balances at March 31, 2009 and December 31, 2008
Goodwill	$256,070	$141,205	$397,275
Accumulated impairment losses	(107,600)	(64,300)	(171,900)
	$148,470	$76,905	$225,375

Amortizable Identifiable Intangible Assets

Amortizable identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,357	$(62,665)	$2,692	$65,357	$(62,003)	$3,354
Customer relationships	63,072	(34,732)	28,340	63,072	(32,964)	30,108
Trade names	13,714	(9,539)	4,175	13,714	(9,102)	4,612
License agreements	560	(519)	41	560	(491)	69
	$142,703	$(107,455)	$35,248	$142,703	$(104,560)	$38,143

Amortization expense related to all intangible assets in the aggregate was $2.9 million and $6.6 million, respectively, for the three-month periods ended March 31, 2009 and 2008. The Company expects amortization of these intangible assets to be approximately $8 million for the remainder of 2009, $8 million in 2010, $7 million in 2011, $4 million in 2012, $2 million in 2013, $2 million in 2014 and $4 million thereafter.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable	$98,667	$126,709
Less:
Allowance for doubtful accounts	(2,925)	(3,504)
Allowance for sales returns and rebates	(15,489)	(19,678)
	$80,253	$103,527

The accounts receivable balances at March 31, 2009 and December 31, 2008 excluded approximately $18.5 million and $8.4 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

6.	INVENTORIES

Inventories consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$19,962	$22,067
Work in process	9,267	9,296
Finished goods	66,055	64,392
	$95,284	$95,755

At March 31, 2009 and December 31, 2008, the finished goods inventory included inventory at customer locations of $16.7 million and $17.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Computer and video equipment and software	$104,482	$102,457
Manufacturing tooling and testbeds	6,654	6,601
Office equipment	3,302	3,172
Furniture and fixtures	10,293	10,714
Leasehold improvements	30,129	30,655
	154,860	153,599
Accumulated depreciation and amortization	(117,875)	(115,278)
	$36,985	$38,321

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Long-term deferred tax liabilities, net	$3,630	$4,002
Long-term deferred revenue	3,700	4,081
Long-term deferred rent	2,292	2,436
Long-term accrued restructuring	1,696	1,304
	$11,318	$11,823

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. As of March 31, 2009, 5,737,056 shares were available for issuance under the Plan, including 1,072,359 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company records stock-based compensation cost, based on the fair value estimated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting period. Stock-compensation expense is recognized using the straight-line attribution method. As permitted under SFAS 123(R), the Company generally uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.48%	2.39%
Expected volatility	58.6%	38.7%
Expected life (in years)	4.55	4.30
Weighted-average fair value of options granted	$4.83	$8.30

In December 2007, the Company began issuing stock options to purchase shares of Avid common stock that had vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. At March 31, 2009, the Company had 1,500,000 options outstanding that had vesting based on either market conditions or a combination of performance and market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.10%	3.42%
Expected volatility	59.2%	38.4%
Expected life (in years)	4.08	4.26
Weighted-average fair value of options granted	$4.22	$7.11

During the first quarter of 2008, the Company issued 27,200 restricted stock units to executives as part of the Company’s annual grant program that have vesting based on market conditions or a combination of performance and market conditions. The compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo valuation method using a volatility of 38.95% and a risk-free interest rate of 3.29%. For restricted stock units with vesting based on a combination of performance and market conditions, compensation costs were also estimated using the intrinsic value on the date of grant factored for probability. Compensation costs for each vesting tranche were recorded based on the higher estimate. The weighted-average fair value of these restricted stock units is $18.61 and the derived service periods range from 3.04 to 4.75 years with a weighted average of 4.17 years.

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. As of March 31, 2009, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, 9% for executive management staff and 10% for all other employee awards.

The following table summarizes changes in the Company’s stock option plans during the three-month period ended March 31, 2009:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	4,450,286	$30.03

Granted	144,700	$9.94
Exercised	(5,515)	$8.42
Forfeited or expired	(323,629)	$33.78
Options outstanding at March 31, 2009	4,265,842	$29.09	6.08	$63
Options vested at March 31, 2009 or expected to vest	3,764,375	$30.06	5.91	$63
Options exercisable at March 31, 2009	1,855,901	$37.47	4.37	$63

The aggregate intrinsic values of stock options exercised during the three-month periods ended March 31, 2009 and 2008 were approximately $11 thousand and $0.2 million, respectively. Cash amounts received from the exercise of stock options were $46 thousand and $0.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month periods ended March 31, 2009 and 2008 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the three-month period ended March 31, 2009:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	989,772	$27.28

Granted	24,500	$9.79
Vested	(249,701)	$29.44
Forfeited	(29,878)	$28.64
Non-vested at March 31, 2009	734,693	$25.90	1.64	$6,708
Expected to vest	621,318	$25.96	1.60	$5,673

The following table summarizes changes in the Company’s non-vested restricted stock during the three-month period ended March 31, 2009:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	100,000	$25.41

Granted	—	—
Vested	(31,250)	$25.41
Forfeited	—	—
Non-vested at March 31, 2009	68,750	$25.41	2.72	$628

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

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the three-month period ended March 31, 2009:

Three Months Ended March 31, 2009
Expected dividend yield	0.00%
Risk-free interest rate	1.98%
Expected volatility	50.9%
Expected life (in years)	0.25
Weighted-average fair value of shares issued	$2.43

As of March 31, 2009, 936,864 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of product revenues	$350	$132
Cost of services revenues	390	98
Research and development expenses	470	363
Marketing and selling expenses	821	529
General and administrative expenses	2,117	1,023
Total stock-based compensation	$4,148	$2,145

As of March 31, 2009, the Company had $33.6 million of unrecognized compensation cost before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. This cost will be recognized over the next four years.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the 2008, including commissions, was $21.90. As of March 31, 2009, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

During the three months ended March 31, 2009, the Company repurchased 10,482 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

At March 31, 2009 and December 31, 2008, treasury shares held by the Company totaled 5.0 million shares and 5.2 million shares, respectively.

11.	CONTINGENCIES

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

The Company, through third parties, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2009 and December 31, 2008, the Company’s maximum recourse exposure totaled approximately $4.0 million and $4.6 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default loss has consistently been between 2% and 4% per year of the original funded amount. The Company maintains a reserve for estimated losses under recourse lease programs based on historical default rates applied to the funded amount outstanding at period end. At March 31, 2009 and December 31, 2008, the Company’s accruals for estimated losses were $1.2 million and $0.8 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Three Months Ended March 31,
	2009	2008
Accrual balance at beginning of period	$5,193	$5,803
Accruals for product warranties	1,468	2,439
Cost of warranty claims	(1,701)	(2,039)
Accrual balance at end of period	$4,960	$6,203

12.	COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(17,277)	$(21,148)
Net changes in:
Foreign currency translation adjustment	(3,921)	3,169
Unrealized gains (losses) on marketable securities	(41)	14
Total comprehensive loss	$(21,239)	$(17,965)

13.	SEGMENT INFORMATION

Since the acquisition of Pinnacle Systems, Inc. in 2005 and through 2008, the Company was organized into three strategic business units, Professional Video, Audio, and Consumer Video, each of which was a reportable segment. On January 1, 2009, the Company transitioned to a new business structure that combined the previous Professional Video and Consumer Video units into a singleVideo reporting segment. The Company also consolidated its sales and marketing teams, which had previously been aligned with the reporting segments, into a single customer-facing organization. Consequently, most marketing and selling expenses are no longer managed by or controlled at the segment level and are, therefore, excluded from the calculation of segment contribution margin. The Company also continues to exclude certain other costs and expenses when evaluating reportable segment performance and profitability, including general and administrative expenses, corporate research and development expenses, the amortization and impairment of acquired intangible assets, stock-based compensation expenses and restructuring expenses. The Company has revised the prior period segment disclosures to conform to the current presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three-month periods ended March 31, 2009 and 2008 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Video (a)	$87,502	$125,027
Audio	64,127	73,239
Total revenues	$151,629	$198,266

Contribution Margin:
Video	$21,280	$28,470
Audio	22,730	26,325
Segment contribution margin	44,010	54,795

Less unallocated costs and expenses:
Research and development	(1,754)	(1,770)
Marketing and selling	(37,515)	(46,468)
General and administrative	(12,996)	(19,386)
Amortization of acquisition-related intangible assets	(2,895)	(6,641)
Stock-based compensation	(4,148)	(2,145)
Restructuring costs, net	(5,021)	(1,063)
Consolidated operating loss	$(20,319)	$(22,678)

(a)	Video revenues for the three months ended March 31, 2009 and 2008, respectively, include revenues of $0.9 million and $18.5 million attributable to divested or exited product lines.

14.	RESTRUCTURING COSTS AND ACCRUALS

In October 2008, the Company initiated a company-wide restructuring plan (the “Plan”) that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some worldwide facilities. The restructuring plan is intended to improve operational efficiencies. In connection with the Plan, during the fourth quarter of 2008 the Company recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, the Company recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. Of the total restructuring charge of $22.8 million recorded in the fourth quarter of 2008, $16.9 million related to the Video segment, $3.3 million related to the Audio segment and $2.6 million related to corporate operations.

During the first quarter of 2009, the Company recorded new restructuring charges totaling $3.6 million under the Plan, of which $2.8 million was related to the closure of all or part of six facilities and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Also during the first quarter of 2009, the Company recorded revisions to previously recorded restructuring estimates of $1.3 million and $0.1 million for severance and facility obligations, respectively, related to the Plan. Of the total restructuring charge of $5.0 million recorded in the first quarter of 2009, $2.6 million related to the Video segment, $1.0 million related to the Audio segment and $1.4 million related to corporate operations.

During the first quarter of 2008, the Company initiated restructuring plans within its Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, restructuring charges of $1.2 million were recorded under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the second quarter of 2008, the Company recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, mainly in the research and development teams and sales and marketing teams. During the third quarter of 2008, the Company recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, mainly in the research and development teams and general and administrative teams. Also during 2008, restructuring charges totaling $0.2 million were recorded for revised estimates of previously initiated restructuring plans.

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation of severance benefits, the Company began to account for employee-related restructuring charges in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2009 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Facilities- Related	Total
Accrual balance at December 31, 2008	$15,089	$2,199	$829	$18,117
New restructuring charges – operating expenses	—	2,799	—	2,799
New restructuring charges – cost of revenues	—	799	—	799
Revisions of estimated liabilities	1,350	88	(17)	1,421
Accretion	—	24	11	35
Cash payments for employee-related charges	(9,344)	—	—	(9,344)
Cash payments for facilities, net of sublease income	—	(466)	(102)	(568)
Non-cash write-offs	—	(925)	—	(925)
Foreign exchange impact on ending balance	(833)	(41)	(18)	(892)
Accrual balance at March 31, 2009	$6,262	$4,477	$703	$11,442

The employee-related accruals at March 31, 2009 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet as of March 31, 2009.

The facilities-related accruals at March 31, 2009 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2013 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.5 million is included in the caption “accrued expenses and other current liabilities” and $1.7 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet as of March 31, 2009.

15.	FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely impact its revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company’s customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criterion of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, to be treated as hedges for accounting purposes. The following table sets forth the effect of the Company’s foreign currency forward contracts recorded in the Company’s statements of operations for the three-month periods ended March 31, 2009 and 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative for the Three Months Ended March 31,
		2009	2008
Foreign currency forward contracts	Marketing and selling expenses	$1,824	$ 779

At March 31, 2009, and December 31, 2008, the Company had foreign currency forward contracts outstanding with notional values of $20.9 million and $39.7 million, respectively, as hedges against forecasted foreign currency denominated receivables, payables and cash balances. The following table sets forth the balance sheet location and fair values of the Company’s foreign currency forward contracts at March 31, 2009 and December 31, 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under Statement 133	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008
Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$ 456	$ 45

See Note 3 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Adoption of FSP 142-3 on January 1, 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 157-4, (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP 157-4, management does not currently believe adoption will have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. Adoption of SFAS 141(R) on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations during the three months ended March 31, 2009. Adoption will have an impact on the accounting for, and the effect will depend upon the nature of, future business combinations. Adoption will also have an impact on changes in deferred tax valuation allowances and income tax uncertainties related to acquisitions made prior to adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires that a noncontrolling interest, or minority interest, be recognized as equity in the consolidated financial statements and that it be presented separately from the parent’s equity. Also, the amounts of net income attributable to the parent and to the noncontrolling interest must be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, with such gain or loss measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We create digital audio and video technology used to make the most listened to, most watched and most loved media in the world – from the most prestigious and award-winning feature films, music recordings, television shows, live concert tours and news broadcasts, to music and movies made at home. Some of our most influential and pioneering solutions include Media Composer, Pro Tools, Avid Unity, Interplay, Oxygen 8, Sibelius and Pinnacle Studio. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life.

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

We are deeply committed to the long-term success of our company and that of our customers. In 2008, we initiated a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, restructuring our internal organization, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. We have established a strategic and organizational foundation from which we are positioned to build momentum in our core business and expand our operating margins with the ultimate goal of sustainable growth.

As part of this transformation, on January 1, 2009 we transitioned to a new business structure that combined our previous Professional Video and Consumer Video business units into a single Video reporting segment and features a single customer-facing organization. The transition to a single customer-facing organization better aligns us with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. It also enables us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. See Note 13 to our unaudited condensed consolidated financial statements included in Item 1 of this report for a summary of our revenues and contribution margin by reportable segment for the three-month periods ended March 31, 2009 and 2008.

We routinely post important information for investors on the Investors page of our website at www.avid.com.

Financial Summary

Our revenues for the three months ended March 31, 2009 were $151.6 million, a decrease of 24% compared to the same period last year. By business unit, Video revenues decreased 30% and Audio revenues decreased 12%. Of the $37.5 million decrease in Video revenues, decreases of $15.9 million and $1.6 million for Video product revenues and Video services revenues, respectively, were attributable to divested or exited product lines. Unfavorable currency exchange rates and macroeconomic conditions had a significant negative impact on our first quarter 2009 Video and Audio revenues when compared to the first quarter of 2008. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

Improvements in our gross margins, coupled with decreased operating expenses, resulted in an improvement in our net loss for the three-month period ended March 31, 2009, compared to the same period in 2008. Our gross margins improved to 48.3% from 46.7% for the same period last year. For the same comparable periods, our overall reduction in operating expenses of $21.7 million, coupled with the improved gross margins, allowed us to reduce our operating loss by 10%. The decrease in our operating expenses was primarily the result of our business transformation, including our product line divestitures and the initiation of a restructuring plan in the fourth quarter of 2008.

The restructuring plan includes a reduction in force of approximately 500 positions, including employees related to our product line divestitures, and the closure of all or parts of some of our worldwide facilities. The restructuring plan is intended to improve operational efficiencies. In connection with this plan, we have incurred or expect to incur total restructuring charges of approximately $30 million, which primarily represent cash expenditures. During the fourth quarter of 2008, we recorded restructuring charges of $22.8 million related to this plan. During the first quarter of 2009, we recorded new restructuring charges totaling $3.6 million under the plan, of which $2.8 million related to the closure of all or part of six facilities and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Also during the first quarter of 2009, we recorded revisions to previously recorded restructuring estimates totaling $1.4 million. We expect annual cost savings of approximately $50 million to result from actions taken under this restructuring plan. Cash expenditures resulting from restructuring obligations totaled approximately $9.9 million in the first quarter of 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges, stock-based compensation, allowances for bad debts and reserves for recourse under financing transactions, inventories, business combinations, goodwill and intangible assets, divestitures, fair value measurements, and income tax assets. We believe these policies are critical because they are important to the portrayal of our financial condition and results of operations, and they require us to make judgments and estimates about matters that are inherently uncertain. Our critical accounting policies may be found in our 2008 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

Net Revenues

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and software maintenance contracts.

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$ 60,555	39.9%	$ 95,696	48.3%	($35,141)	(36.7%)
Services revenues	26,947	17.8%	29,331	14.8%	(2,384)	(8.1%)
Total	87,502	57.7%	125,027	63.1%	(37,525)	(30.0%)

Audio:
Product revenues	63,086	41.6%	72,480	36.5%	(9,394)	(13.0%)
Services revenues	1,041	0.7%	759	0.4%	282	37.2%
Total	64,127	42.3%	73,239	36.9%	(9,112)	(12.4%)

Total net revenues:	$151,629	100.0%	$198,266	100.0%	($46,637)	(23.5%)

The decrease in Video product revenues for the three-month period ended March 31, 2009, compared to the same period in 2008, included a decrease of $15.9 million due to divested or exited product lines. Although Video product revenues were down in all geographic regions, revenues from our European Video business decreased significantly in the first quarter, which we believe was largely attributable to a decrease in spending by broadcasters due to unfavorable macroeconomic conditions. Changes in currency exchange rates also contributed to the decrease in our Video product revenues.

Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The decrease in Video services revenues was largely attributable to a decrease of $1.6 million in services revenues related to divested product lines.

The decrease in Audio product revenues for the three-month period ended March 31, 2009, compared to the same period in 2008, was primarily the result of decreased revenues from our higher-end audio product lines and decreased revenues from foreign sources. Our Audio product revenues were down significantly in Europe, which we believe was largely attributable to unfavorable macroeconomic conditions and changes in currency exchange rates. Overall, our Pro Tools upgrade sales were strong, but sales of our ICON and VENUE product lines were down, primarily, we believe, as a result of decreased capital expenditure budgets for our customers of these high-end products.

Net revenues derived through indirect channels were 67% of our net revenues for the three-month period ended March 31, 2009, compared to 73% for the same period in 2008.

International sales accounted for 55% of our net revenues for the three-month period ended March 31, 2009, compared to 60% for the same period in 2008.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in business combinations. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the three-month period ended March 31, 2009 included a charge of $0.8 million for the write-down of inventory related to the divestiture of the PCTV in the fourth quarter of 2008.

Gross margins fluctuate based on factors such as the mix of products and services sold, the cost and proportion of third-party hardware and software included in the products sold, the offering of product upgrades, price discounts and other sales promotion programs, the distribution channels through which products are sold, the timing of new product introductions and currency exchange rate fluctuations.

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009	Gross Margin	2008	Gross Margin	Gross Margin % Change
Cost of products revenues	$ 61,248	50.5%	$ 85,073	49.4%	1.1%
Cost of services revenues	15,839	43.4%	17,387	42.2%	1.2%
Amortization of intangible assets	520	–	3,254	–	–
Restructuring costs	799	–	—	–	–
Total	$78,406	48.3%	$105,714	46.7%	1.6%

Our transition to a single company-wide production and delivery organization and the divestiture of lower margin product lines were significant contributing factors to our improved product gross margins for the three-month period ended March 31, 2009, compared to the same period last year. These improvements were partially offset by the impact on revenues of changes in foreign currency exchange rates.

The increase in services gross margin was primarily the result of improved efficiencies from our creation of a single customer-facing organization.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$31,051	$38,510	($7,459)	(19.4%)

As a percentage of net revenues	20.5%	19.4%	1.1%

The decrease in research and development expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, was primarily due to decreased personnel-related costs of $6.0 million resulting from reduced headcount. The increase in research and development expenses as a percentage of revenues was the result of the decrease in revenues for the period compared to the same period in 2008.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$40,781	$50,327	($9,546)	(19.0)%

As a percentage of net revenues	26.9%	25.4%	1.5%

The decrease in marketing and selling expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; lower corporate facility and information technology infrastructure allocations; and favorable foreign exchange translations, partially offset by increased bad debt expenses. Personnel-related costs decreased $4.7 million, primarily due to decreased headcount; advertising, tradeshow and other promotional expenses decreased $1.5 million; and corporate facility and infrastructure allocations decreased by $1.0 million. Also, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $1.8 million, compared to net foreign exchange gains of $0.8 million in the comparable 2008 period. Bad debt expense increased $1.0 million, primarily due to increased lease defaults. The increase in marketing and selling expenses as a percentage of revenues was the result of the decrease in revenues for the period compared to the same period in 2008.

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

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$15,113	$21,943	($6,830)	(31.1%)

As a percentage of net revenues	10.0%	11.1%	(1.1%)

The decrease in general and administrative expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, was due to decreased consulting and outside services costs of $3.2 million and lower personnel-related costs of $2.5 million. The decrease in consulting and outside services costs was largely the result of the absence of consulting costs, present in the first quarter of 2008, related to the strategic review and transformation of our business. The lower personnel-related costs were the result of reduced headcount. The decrease in general and administrative expenses as a percentage of revenues for the three-month period ended March 31, 2009 was the result of the decrease in expenses for the period compared to the same period in 2008.

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

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$520	$3,254	($2,734)	(84.0%)
Amortization of intangible assets recorded in operating expenses	2,375	3,387	(1,012)	(29.9%)
Total amortization of intangible assets	$2,895	$6,641	($3,746)	(56.4%)

Total amortization of intangible assets as a percentage of net revenues	1.9%	3.3%	(1.4%)

For the three-month period ended March 31, 2009, compared to the same period in 2008, the decrease in amortization of intangible assets recorded in cost of revenues was primarily the result of the completion during 2008 of the amortization of certain developed technologies related to our acquisitions of Pinnacle and M-Audio. The decrease in amortization recorded in operating expenses was primarily the result of the impairments of intangible assets recorded in the third and fourth quarters of 2008.

Restructuring Costs, Net

In October 2008, we initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees related to our product line divestitures, and the closure of all or parts of some of our worldwide facilities. The restructuring plan is intended to improve operational efficiencies. In connection with the plan, during the fourth quarter of 2008, we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. During the first quarter of 2009, we recorded new restructuring charges totaling $3.6 million under the plan, of which $2.8 million was related to the closure of all or part of six facilities and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Also during the first quarter of 2009, we recorded revisions to previously recorded restructuring estimates of $1.3 million and $0.1 million, respectively, for severance and facility obligations related to the plan. We expect annual cost savings of approximately $50 million to result from actions taken under this restructuring plan.

During the first quarter of 2008, we initiated restructuring plans within our Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, we recorded restructuring charges of $1.2 million under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the second quarter of 2008, we recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, primarily in the research and development teams and sales and marketing teams. During the third quarter of 2008, we recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, primarily in the research and development teams and general and administrative teams.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	$153	$1,481	($1,328)	(89.7%)

As a percentage of net revenues	0.1%	0.7%	(0.6%)

The decrease in interest and other income (expense), net for the three-month period ended March 31, 2009, compared to the same period in 2008, was primarily the result of lower interest rates paid on cash balances, as well as lower average cash balances.

Benefit from Income Taxes, Net

	Three Months Ended March 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
Benefit from income taxes, net	($2,889)	($49)	($2,840)

As a percentage of net revenues	(1.9%)	(0.0%)	(1.9%)

Our effective tax rate, which represents a tax benefit as a percentage of loss before income taxes, was 14% and 0%, respectively, for the three-month periods ended March 31, 2009 and 2008. Our increased tax benefit was the result of a foreign operating loss for the three-month period ended March 31, 2009, compared to a foreign operating profit for the same period in 2008. Additionally, in the three-month period ended March 31, 2009 there was a discrete tax benefit of $0.4 million resulting from the utilization of unused research and development tax credits. No tax benefit is provided for the losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

Excluding the impact of our valuation allowance, our effective tax rates would have been 41% and 68%, respectively, for the three-month periods ended March 31, 2009 and 2008. These rates may differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. As of March 31, 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $131.7 million.

Net cash used in operating activities was $10.8 million for the three months ended March 31, 2009, compared to $22.2 million provided by operating activities for the same period in 2008. For the three months ended March 31, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in accrued liabilities and accounts payable, partially offset by decreases in accounts receivable and prepaid expenses. The decrease in accrued liabilities during the first quarter of 2009 was the result of cash expenditures of $9.9 million related to restructuring obligations, as well as payments for other obligations accrued at December 31, 2008, including taxes, tariffs and royalties. For the three months ended March 31, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation, as well as changes in working capital items, in particular a decrease in accounts receivable and increases in deferred revenues and accounts payable, partially offset by an increase in inventories and a decrease in accrued liabilities.

Accounts receivable decreased by $23.2 million to $80.3 million at March 31, 2009 from $103.5 million at December 31, 2008. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. The decrease in accounts receivable was primarily the result of the decrease in revenues in the first quarter of 2009, compared to the fourth quarter of 2008. Days sales outstanding in accounts receivable increased from 45 days at December 31, 2008 to 48 days at March 31, 2009.

At March 31, 2009 and December 31, 2008, we held inventory in the amounts of $95.3 million and $95.8 million, respectively. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $11.1 million for the three months ended March 31, 2009, compared to $10.0 million for the same period in 2008. The net cash flow used in investing activities for the three months ended March 31, 2009 primarily reflected net purchases of $7.7 million resulting from the timing of the sale and purchase of marketable securities, as well as $3.6 million used for the purchase of property and equipment. The net cash flow used in investing activities for the three months ended March 31, 2008, primarily reflected net purchases of $5.9 million resulting from the timing of the sale and purchase of marketable securities, as well as $4.0 million used for the purchase of property and equipment. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the three months ended March 31, 2009, cash used in financing activities was $0.6 million, compared to $93.7 million for the same period in 2008. During the three months ended March 31, 2008, the cash used in financing activities primarily reflected the $93.2 million used for our stock repurchase program.

A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. The program has no expiration date. In February 2008, our board of directors’ approved a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During the three months ended March 31, 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. The stock repurchase program is being funded through working capital.

During the fourth quarter of 2008, we announced our commitment to a restructuring plan that includes a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some of our worldwide facilities. The plan is intended to improve operational efficiencies. In connection with this restructuring, we have incurred or expect to incur total expenses of approximately $30 million, which primarily represent cash expenditures. During the fourth quarter of 2008 and the first quarter of 2009, we recorded restructuring charges under this plan of $22.8 million and $5.0 million, respectively.

In connection with restructuring activities during 2008 and prior periods, as of March 31, 2009, we had restructuring accruals of $6.3 million and $5.2 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $5.4 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2013, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the three months ended March 31, 2009.

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

Fair Value Measurements

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note 3 to our unaudited condensed consolidated financial statements included in Item 1 of this report for the disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

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

At March 31, 2009, we had foreign currency forward contracts outstanding with an aggregate notional value of $20.9 million, denominated in the euro, British pound, Canadian dollar and Japanese yen, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized loss of $0.5 million at March 31, 2009. For the three months ended March 31, 2009, net gains of $1.6 million resulting from the forward contracts were included in results of operations, and there were $0.2 million of net transaction and remeasurement gains on the related assets and liabilities.

Assuming the above-mentioned forecast of the hedged asset and liability positions is accurate, a hypothetical 10% change in the foreign currency rates applied to both the foreign currency forward contracts and the underlying exposures would not have a material impact on our results of operations, because the impact on the forward contracts as a result of the 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2009, we held $131.7 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

During the three months ended March 31, 2009, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended March 31, 2009:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
January 1 – January 31, 2009	8,500	$11.63	–	$80,325,905
February 1 – February 28, 2009	–	–	–	$80,325,905
March 1 – March 31, 2009	1,982	$9.84	–	$80,325,905
	10,482	$11.29	–	$80,325,905

(a)	In January 2009 and March 2009, respectively, we repurchased 8,500 shares and 1,982 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)

A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. In February 2008, our board of directors approved a $100 million increase in the authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million. As of March 31, 2009, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date.

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

Date: May 8, 2009	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	2009 Executive Bonus Plan		8-K	March 23, 2009	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.