Form 10-Q
period 2009-06-30
AVID TECHNOLOGY, INC.
filed 2009-08-06
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 4, 2009 was 37,383,773.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Products	$121,912	$189,115	$245,553	$357,291
Services	28,631	33,748	56,619	63,838
Total net revenues	150,543	222,863	302,172	421,129

Cost of revenues:
Products	58,429	92,628	119,677	177,701
Services	14,090	19,629	29,929	37,016
Amortization of intangible assets	426	2,270	946	5,524
Restructuring costs	—	—	799	—
Total cost of revenues	72,945	114,257	151,351	220,241
Gross profit	77,598	108,336	150,821	200,888

Operating expenses:
Research and development	30,661	38,972	61,712	77,482
Marketing and selling	41,994	55,259	82,775	105,586
General and administrative	12,559	19,492	27,672	41,435
Amortization of intangible assets	2,622	3,323	4,997	6,710
Restructuring costs, net	5,019	937	9,241	2,000
Total operating expenses	92,855	117,983	186,397	233,213

Operating loss	(15,257)	(9,647)	(35,576)	(32,325)

Interest income	239	746	503	2,309
Interest expense	(185)	(143)	(235)	(279)
Other income (expense), net	4	14	(57)	68
Loss before income taxes	(15,199)	(9,030)	(35,365)	(30,227)
Provision for (benefit from) income taxes, net	750	1,355	(2,139)	1,306
Net loss	$(15,949)	$(10,385)	$(33,226)	$(31,533)

Net loss per common share – basic and diluted	$(0.43)	$(0.28)	$(0.89)	$(0.83)

Weighted-average common shares outstanding – basic and diluted	37,282	36,904	37,206	38,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$87,360	$121,792
Marketable securities	31,228	25,902
Accounts receivable, net of allowances of $16,631 and $23,182 at
June 30, 2009 and December 31, 2008, respectively	85,192	103,527
Inventories	93,399	95,755
Deferred tax assets, net	598	612
Prepaid expenses	9,044	9,274
Other current assets	26,890	34,083
Total current assets	333,711	390,945

Property and equipment, net	35,643	38,321
Intangible assets, net	32,200	38,143
Goodwill	225,375	225,375
Other assets	11,221	10,801
Total assets	$638,150	$703,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,785	$29,419
Accrued compensation and benefits	23,697	27,346
Accrued expenses and other current liabilities	41,450	64,511
Income taxes payable	3,950	9,250
Deferred revenues	61,566	68,581
Total current liabilities	158,448	199,107

Long-term liabilities	12,705	11,823
Total liabilities	171,153	210,930

Contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	986,197	980,563
Accumulated deficit	(406,679)	(365,431)
Treasury stock at cost, net of reissuances	(116,224)	(124,852)
Accumulated other comprehensive income	3,280	1,952
Total stockholders’ equity	466,997	492,655
Total liabilities and stockholders’ equity	$638,150	$703,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(33,226)	$(31,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,763	23,352
Provision for doubtful accounts	1,550	941
Non-cash provision for restructuring	925	16
Loss on disposal of fixed assets	74	17
Compensation expense from stock grants and options	7,042	6,473
Changes in deferred tax assets and liabilities	(372)	(376)
Changes in operating assets and liabilities:
Accounts receivable	18,256	25,481
Inventories	1,565	(3,406)
Prepaid expenses and other current assets	6,361	(4,122)
Accounts payable	(1,614)	1,267
Accrued expenses, compensation and benefits and other liabilities	(28,749)	(1,604)
Income taxes payable	(5,275)	(1,203)
Deferred revenues	(5,506)	374
Net cash (used in) provided by operating activities	(23,206)	15,677

Cash flows from investing activities:
Purchases of property and equipment	(6,101)	(8,543)
Payments for other long-term assets	(1,030)	(1,018)
Purchases of marketable securities	(43,604)	(16,872)
Proceeds from sales of marketable securities	38,315	23,701
Proceeds from notes receivable	1,364	—
Net cash used in investing activities	(11,056)	(2,732)

Cash flows from financing activities:
Purchases of common stock for treasury	—	(93,187)
Payments related to stock option purchase	(526)	—
Payments related to the issuance of common stock under employee stock plans, net	(276)	(128)
Net cash used in financing activities	(802)	(93,315)

Effect of exchange rate changes on cash and cash equivalents	632	1,188
Net decrease in cash and cash equivalents	(34,432)	(79,182)
Cash and cash equivalents at beginning of period	121,792	208,619
Cash and cash equivalents at end of period	$87,360	$129,437

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

On January 1, 2009, the Company transitioned to a new business structure that combined the previous Professional Video and Consumer Video units into a single Video reporting segment and consolidated its sales and marketing teams into a single customer-facing organization. As a result, the Company has reclassified its 2008 segment reporting to conform to the 2009 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 14 for a summary of the Company’s revenues and contribution margin by reportable segment for the three- and six-month periods ended June 30, 2009 and 2008.

The Company evaluated subsequent events through August 6, 2009, the date of issuance of these financial statements, to determine if any event since the date of these financial statements required disclosure in these statements. The evaluation determined that there were no recognized or unrecognized subsequent events, other than the disclosure included in Note 18 of these financial statements, requiring recognition or disclosure.

2.    NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented for both basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period.

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the Diluted EPS calculations either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently-issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance and market conditions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	4,217	4,120	4,264	3,778
Warrant (a)	—	1,155	—	1,155
Non-vested restricted stock and restricted stock units	748	1,201	859	1,054
Anti-dilutive potential common shares	4,965	6,476	5,123	5,987

(a)

In connection with the acquisition of Softimage Inc. in 1998, the Company issued a ten-year warrant to purchase 1,155,235 shares of the Company’s common stock at a price of $47.65 per share. The warrant expired on August 3, 2008.

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options	15	148	12	169
Non-vested restricted stock and restricted stock units	10	4	6	4
Anti-dilutive common stock equivalents	25	152	18	173

3.	FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign-currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at June 30, 2009. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Investments valued based on other observable inputs and classified as Level 2 include commercial paper, certificates of deposit, asset-backed obligations, discount notes, corporate and agency bonds, and foreign currency contracts.

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$47,814	$15,086	$$32,728	$—
Deferred compensation plan investments	658	658	—	—

Financial Liabilities:
Deferred compensation plan	$658	$658	$—	$—
Foreign currency forward contracts	671	—	671	—

The following table summarizes the costs (amortized costs of debt instruments) and fair values of the Company’s available for sale securities at June 30, 2009 (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Money market	$15,086	$—	$15,086
Certificates of deposit	3,751	9	3,760
Commercial paper	4,999	—	4,999
Municipal bonds	12,049	—	12,049
Corporate bonds	4,811	(1)	4,810
Foreign bonds	3,499	5	3,504
Asset-backed obligations	99	(12)	87
Agency bonds and discount notes	3,512	7	3,519
	$47,806	$8	$47,814

All fixed income securities held at June 30, 2009 had effective maturities of less than one year. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the three or six months ended June 30, 2009.

At June 30, 2009, there were no securities whose unrealized losses were deemed by the Company to be other-than-temporary impairments, as the Company has no intent to sell and it is not more likely than not the Company will be required to sell any investment with unrealized losses until it has recovered the full cost basis.

The Company uses the following valuation techniques to determine fair values of its investment instruments:

•	Money Market: The fair value of the Company’s money market fund investment is determined using the unadjusted quoted price from an active market of identical assets.
•

Commercial Paper and Certificates of Deposit: The fair values for the Company’s commercial paper holdings and certificates of deposit are derived from a pricing model using the straight-line amortized cost method and incorporate observable inputs, which include maturity date, issue date, credit rating of the issuer, current commercial paper rate and settlement date.

•

Corporate, Municipal and Foreign Bonds: The determination of the fair value of corporate bonds includes the use of observable inputs from market sources and the incorporation of relative credit information, observed market movements and sector news into a pricing model.

•

Asset-Backed Obligations: The fair value of asset-backed obligations is determined using a pricing methodology based on observable market inputs, which include an analysis of pricing, spread and volatility of similar asset-backed obligations. Based on the market inputs, cash flows are generated for each tranche, the benchmark yield is determined and deal collateral performance and other market information is incorporated to determine the appropriate spreads.

•

Agency Bonds & Discount Notes: The fair values of agency bonds and discount note investments are determined using observable market inputs for benchmark yields, base spreads, yield-to-maturity and relevant trade data.

See Note 16 for information on the Company’s foreign currency forward contracts that are also measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2009 (in thousands):

		Fair Value Measurements Using
	Three Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$1,517	$—	$1,517	$—	$1,517

		Fair Value Measurements Using
	Six Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,316	$—	$4,316	$—	$4,316

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

•

Assets Held-for-Sale: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a disposal group is measured at the lower of its carrying amount or fair value less the cost to sell. The Company estimates the fair value of assets held-for-sale at the lower of cost or the average selling price in available markets.

•

Facilities-Related Restructuring Accruals: During the three and six months ended June 30, 2009, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	Video	Audio	Total
Balances at June 30, 2009 and December 31, 2008
Goodwill	$256,070	$141,205	$397,275
Accumulated impairment losses	(107,600)	(64,300)	(171,900)
	$148,470	$76,905	$225,375

Amortizable Identifiable Intangible Assets

Amortizable identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$65,357	$(63,232)	$2,125	$65,357	$(62,003)	$3,354
Customer relationships	63,072	(36,500)	26,572	63,072	(32,964)	30,108
Trade names	13,714	(10,225)	3,489	13,714	(9,102)	4,612
License agreements	560	(546)	14	560	(491)	69
	$142,703	$(110,503)	$32,200	$142,703	$(104,560)	$38,143

During the three months ended June 30, 2009, the Company reduced the expected lives of certain trade name intangible assets as a result of a rebranding program initiated by the Company in April 2009. The change in the expected lives resulted in the Company recording $0.2 million of additional amortization expense in its statements of operations during the three and six months ended June 30, 2009. Amortization expense related to all intangible assets in the aggregate was $3.0 million and $5.6 million, respectively, for the three-month periods ended June 30, 2009 and 2008, and $5.9 million and $12.2 million, respectively, for the six-month periods ended June 30, 2009 and 2008. The Company expects amortization of these intangible assets to be approximately $6 million for the remainder of 2009, $9 million in 2010, $6 million in 2011, $3 million in 2012, $2 million in 2013, $2 million in 2014 and $4 million thereafter.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable	$101,823	$126,709
Less:
Allowance for doubtful accounts	(3,035)	(3,504)
Allowance for sales returns and rebates	(13,596)	(19,678)
	$85,192	$103,527

The accounts receivable balances at June 30, 2009 and December 31, 2008 excluded approximately $11.5 million and $8.4 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

6.	INVENTORIES

Inventories consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$17,707	$22,067
Work in process	6,449	9,296
Finished goods	69,243	64,392
	$93,399	$95,755

At June 30, 2009 and December 31, 2008, the finished goods inventory included inventory at customer locations of $16.1 million and $17.8 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Computer and video equipment and software	$108,646	$102,457
Manufacturing tooling and testbeds	6,719	6,601
Office equipment	3,381	3,172
Furniture and fixtures	10,746	10,714
Leasehold improvements	30,597	30,655
	160,089	153,599
Accumulated depreciation and amortization	(124,446)	(115,278)
	$35,643	$38,321

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Long-term deferred tax liabilities, net	$3,630	$4,002
Long-term deferred revenue	5,592	4,081
Long-term deferred rent	2,140	2,436
Long-term accrued restructuring	1,343	1,304
	$12,705	$11,823

9.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Option Purchase

In June 2009, the Company completed a cash tender offer for certain employee stock options. The tender offer applied to 547,133 outstanding stock options having an exercise price equal to or greater than $40.00 per share and granted under the Company’s Amended and Restated 2005 Stock Incentive Plan, Amended and Restated 1999 Stock Option Plan (including the U.K. sub-plan), 1998 Stock Option Plan, 1997 Stock Option Plan, 1997 Stock Incentive Plan, as amended, and 1994 Stock Option Plan, as amended. Members of the Company’s Board of Directors, officers who file reports under Section 16(a) of the Securities Exchange Act of 1934 and members of the executive staff were not eligible to participate in this offer. Under the offer, eligible options with exercise prices equal to or greater than $40.00 and less than $50.00 per share were eligible to receive a cash payment of $1.50 per share, and eligible options with exercise prices equal to or greater than $50.00 per share were eligible to receive a cash payment of $1.00 per share.

Options to purchase a total of 419,042 shares of the Company’s common stock, of which 366,769 shares are available for future grant, were tendered under the offer for an aggregate purchase price of approximately $0.5 million paid in exchange for the cancellation of the eligible options. As a result of the tender offer, the Company incurred stock-based compensation charges of approximately $0.1 million in its condensed consolidated statements of operations for the three and six months ended June 30, 2009. This is the first time the Company has offered to purchase outstanding stock options in exchange for cash, and there is no current intent to make another such offer in the future.

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. At June 30, 2009, 5,662,916 shares were available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan, including 1,126,365 that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.02%	2.67%	1.96%	2.48%
Expected volatility	55.9%	40.9%	56.2%	39.4%
Expected life (in years)	4.57	4.71	4.57	4.43
Weighted-average fair value of options granted	$6.36	$8.67	$6.19	$8.42

In December 2007, the Company began issuing options to purchase shares of Avid common stock that had vesting based on market conditions or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. At June 30, 2009, the Company had 1,440,260 options outstanding that had vesting based on either market conditions or a combination of performance and market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three-and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (a)	2009	2008
Expected dividend yield	0.00%	—	0.00%	0.00%
Risk-free interest rate	3.51%	—	3.32%	3.42%
Expected volatility	56.2%	—	57.6%	38.4%
Expected life (in years)	3.58	—	3.81	4.26
Weighted-average fair value of options granted	$6.07	—	$5.21	$7.11

(a)	There were no grants of stock options with vesting based on market conditions or a combination of performance and market conditions during the three months ended June 30, 2008.

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

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At June 30, 2009, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options during the six-month period ended June 30, 2009:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	4,450,286	$30.03

Granted	979,780	$12.88
Exercised	(12,252)	$9.13
Forfeited or expired (a)	(1,115,508)	$39.49
Options outstanding at June 30, 2009	4,302,306	$23.73	6.19	$922
Options vested at June 30, 2009 or expected to vest	3,691,147	$24.37	6.03	$773
Options exercisable at June 30, 2009	1,362,105	$31.84	4.08	$275

(a)

Forfeited or expired shares includes options to purchase 419,042 shares canceled as a result of the tender offer to purchase certain employee stock options completed in June 2009. See the “Stock Option Purchase” section in this note for further information on the tender offer.

The aggregate intrinsic values of stock options exercised during the six-month periods ended June 30, 2009 and 2008 were approximately $41 thousand and $0.4 million, respectively. Cash amounts received from the exercise of stock options were $0.1 million and $0.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods ended June 30, 2009 and 2008 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the six-month period ended June 30, 2009:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	989,772	$27.28

Granted (a)	34,500	$11.05
Vested	(264,076)	$28.95
Forfeited	(98,762)	$25.31
Non-vested at June 30, 2009	661,434	$26.09	1.41	$8,863
Expected to vest	572,341	$26.14	1.35	$7,669

(a)

Of the 34,500 restricted stock units granted during the first six months of 2009, 24,500 vest at the earlier of one year from the grant date or the first fiscal quarter certain performance-based criteria are met.

The following table summarizes changes in the Company’s non-vested restricted stock during the six-month period ended June 30, 2009:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	100,000	$25.41

Granted	—	—
Vested	(37,500)	$25.41
Forfeited	—	—
Non-vested at June 30, 2009	62,500	$25.41	2.47	$838

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

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the three- and six-month periods ended June 30, 2009 and the two-month period ended June 30, 2008:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Two Months Ended June 30, 2008
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.25%	1.90%	2.50%
Expected volatility	56.5%	59.9%	40.9%
Expected life (in years)	0.25	0.24	0.25
Weighted-average fair value of shares issued	$1.94	$1.83	$3.39

At June 30, 2009, 906,006 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of product revenues	$ 153	$ 171	$ 503	$ 303
Cost of services revenues	231	166	621	264
Research and development expenses	612	1,089	1,082	1,452
Marketing and selling expenses	806	1,109	1,627	1,638
General and administrative expenses	1,092	2,053	3,209	3,076
Total stock-based compensation (a)	$2,894	$4,588	$7,042	$6,733

(a)

Stock-based compensation for both the three- and six- month periods ended June 30, 2009 includes $0.1 million resulting from a tender offer, completed in June 2009, related to the purchase of certain employee stock options.

At June 30, 2009, the Company had $32.9 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. These costs will be recognized over the next four and one-half years.

10.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during 2008, including commissions, was $21.90. At June 30, 2009, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

During the six-month period ended June 30, 2009, the Company repurchased 10,482 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

At June 30, 2009 and December 31, 2008, treasury shares held by the Company totaled 4,968,760 shares and 5,207,711 shares, respectively.

11.	INCOME TAXES

During the three months ended June 30, 2009, the Company identified $0.7 million of income tax reserves related to a foreign subsidiary that were provided for, but not included in the reconciliation of uncertain tax positions presented in Note H of the consolidated financial statements for the year ended December 31, 2008 in the Company’s 2008 Annual Report on Form 10-K. During the three months ended June 30, 2009, the Company also identified $0.7 million of new tax reserves for uncertain tax positions. At June 30, 2009 and December 31, 2008, total unrecognized tax benefits were $5.3 million and $3.7 million, respectively, including $0.7 million and $0.6 million, respectively, for related accrued interest and penalties.

12.	CONTINGENCIES

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company’s Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages (and attorneys’ fees) awarded against them in litigation with a third party. The complaint, which seeks damages of approximately $17 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification, and, on remand, the Pinellas County Circuit Court on June 25, 2009 reduced the damage award to approximately $6.5 million plus interest of approximately $2.0 million. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company’s financial position or results of operations.

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

The Company, through third parties, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2009 and December 31, 2008, the Company’s maximum recourse exposure totaled approximately $2.7 million and $4.6 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default loss has consistently been between 2% and 6.5% per year of the original funded amount. The Company maintains a reserve for estimated losses under recourse lease programs based on historical default rates applied to the funded amount outstanding at period end. At June 30, 2009 and December 31, 2008, the Company’s accruals for estimated losses were $1.3 million and $0.8 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual (in thousands):

	Six Months Ended June 30,
	2009	2008
Accrual balance at beginning of period	$5,193	$5,803
Accruals for product warranties	3,377	4,180
Cost of warranty claims	(3,639)	(3,800)
Accrual balance at end of period	$4,931	$6,183

13.	COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(15,949)	$(10,385)	$(33,226)	$(31,533)
Net changes in:
Foreign currency translation adjustment	5,211	(510)	1,290	2,659
Unrealized gains	79	—	38	14
Total comprehensive loss	$(10,659)	$(10,895)	$(31,898)	$(28,860)

14.	SEGMENT INFORMATION

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

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three-and six-month periods ended June 30, 2009 and 2008 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Video (a)	$88,699	$147,548	$176,201	$272,575
Audio	61,844	75,315	125,971	148,554
Total revenues	$150,543	$222,863	$302,172	$421,129

Contribution Margin:
Video	$25,233	$43,616	$46,513	$72,086
Audio	21,831	26,460	44,561	52,785
Segment contribution margin	47,064	70,076	91,074	124,871

Less unallocated costs and expenses:
Research and development	(1,837)	(1,731)	(3,591)	(3,501)
Marketing and selling	(38,056)	(50,710)	(75,571)	(97,178)
General and administrative	(11,467)	(16,164)	(24,463)	(35,550)
Amortization of acquisition-related intangible assets	(3,048)	(5,593)	(5,943)	(12,234)
Stock-based compensation	(2,894)	(4,588)	(7,042)	(6,733)
Restructuring costs, net	(5,019)	(937)	(10,040)	(2,000)
Consolidated operating loss	$(15,257)	$(9,647)	$(35,576)	$(32,325)

(a)

Video revenues for the three months ended June 30, 2009 and 2008, respectively, include revenues of $0.8 million and $16.6 million attributable to divested or exited product lines. Video revenues for the six months ended June 30, 2009 and 2008, respectively, include revenues of $1.8 million and $35.1 million attributable to divested or exited product lines.

15.	RESTRUCTURING COSTS AND ACCRUALS

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

During the first and second quarters of 2009, respectively, the Company recorded new restructuring charges totaling $3.6 million and $4.6 million under the Plan, of which $4.3 million related to the closure of all or part of nine facilities; $3.1 million related to the termination of the employment of 48 additional employees; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Also during the first six months of 2009, the Company recorded revisions to previously recorded restructuring estimates of $1.8 million and $0.1 million for severance and facility obligations, respectively, related to the Plan. Of the total Plan restructuring charges of $10.1 million recorded in the first six months of 2009, $5.6 million related to corporate operations, $3.5 million related to the Video segment and $1.0 million related to the Audio segment.

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

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Since the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation of severance benefits, the Company has accounted for employee-related restructuring charges in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2009 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Facilities Restructuring Liabilities
	Employee- Related	Facilities- Related & Other		Total
Accrual balance at December 31, 2008	$15,089	$2,199	$829	$18,117
New restructuring charges – operating expenses	3,064	4,316	—	7,380
New restructuring charges – cost of revenues	—	799	—	799
Revisions of estimated liabilities	1,777	101	(17)	1,861
Accretion	—	79	22	101
Cash payments for employee-related charges	(14,868)	—	—	(14,868)
Cash payments for facilities, net of sublease income	—	(1,625)	(211)	(1,836)
Non-cash write-offs	—	(925)	—	(925)
Foreign exchange impact on ending balance	(563)	186	88	(289)
Accrual balance at June 30, 2009	$4,499	$5,130	$711	$10,340

The employee-related accruals at June 30, 2009 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2009.

The facilities-related accruals at June 30, 2009 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $4.5 million is included in the caption “accrued expenses and other current liabilities” and $1.3 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at June 30, 2009.

16.	FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company’s customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

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

The following table sets forth the effect of the Company’s foreign currency forward contracts recorded as marketing and selling expenses in the Company’s statements of operations during the three and six months ended June 30, 2009 and 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under Statement 133	Amount of (Loss) Gain Recognized in Income on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign currency forward contracts	($243)	$902	$1,581	$1,681

At June 30, 2009, and December 31, 2008, the Company had foreign currency forward contracts outstanding with notional values of $32.6 million and $39.7 million, respectively, as hedges against forecasted foreign currency denominated receivables, payables and cash balances. The following table sets forth the balance sheet location and fair values of the Company’s foreign currency forward contracts at June 30, 2009 and December 31, 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under Statement 133	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$ 671	$ 45

See Note 3 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for the Company’s interim period ending June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 was adopted by the Company on April 1, 2009. Adoption of FSP 157-4 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB also issued FSP SFAS 115-2 and SFAS 124-2, (“FSP 115-2 and 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, and FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, (“FSP 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 115-2 and 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhances the disclosure of financial instruments under the scope of SFAS 157 for both interim and annual periods. Adoption of FSP 115-2 and 124-2 and FSP 107 and APB 28-1 on April 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

18.	SUBSEQUENT EVENT

On July 31, 2009, the Company acquired all the outstanding shares of a company that has developed server-based media management and editing technology for cash consideration of approximately $5.5 million. The Company plans to incorporate this technology into future solution offerings.

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

As part of this transformation, on January 1, 2009 we transitioned to a new business structure that combined our previous Professional Video and Consumer Video business units into a single Video reporting segment and features a single customer-facing organization. The transition to a single customer-facing organization better aligns us with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. It also enables us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. See Note 14 to our unaudited condensed consolidated financial statements included in Item 1 of this report for a summary of our revenues and contribution margin by reportable segment for the three- and six-month periods ended June 30, 2009 and 2008.

We routinely post important information for investors on the Investors page of our website at www.avid.com.

Financial Summary

Our revenues for the three months ended June 30, 2009 were $150.5 million, a decrease of 32% compared to the same period last year. By business unit, Video revenues decreased 40% and Audio revenues decreased 18%. Our revenues for the six months ended June 30, 2009 were $302.2 million, a decrease of 28% compared to the same period last year. By business unit, Video revenues decreased 35% and Audio revenues decreased 15%.

Of the $96.4 million decrease in Video revenues during the first six months of 2009, decreases of $30.1 million and $3.3 million for Video product revenues and Video services revenues, respectively, were attributable to divested or exited product lines. Unfavorable currency exchange rates and macroeconomic conditions had a significant negative impact on our first and second quarter 2009 Video and Audio revenues when compared to the same periods of 2008. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

Our gross margins for the three- and six-month periods ended June 30, 2009 improved to 51.5% and 49.9%, respectively, from 48.6% and 47.7% for the comparable periods in 2008. These improvements were largely the result of our transition to a single company-wide production and delivery organization, the divestiture of lower margin products and the favorable adjustment of a royalty accrual.

Our operating expenses for the three- and six-month periods ended June 30, 2009 were $92.9 million and $186.4 million, respectively, compared to $118.0 million and $233.2 million for the same periods in 2008. These decreases were primarily the result of our business transformation, including our product line divestitures and the initiation of restructuring plans in 2008.

In the fourth quarter of 2008, we initiated a restructuring plan that has resulted in a reduction in force of more than 500 positions, including employees associated with our product line divestitures, and the closure of all or parts of some of our worldwide facilities. In connection with this plan, we have incurred or expect to incur total restructuring charges of approximately $33 million, which primarily represent cash expenditures. During the fourth quarter of 2008, the first quarter of 2009 and the second quarter of 2009, we recorded restructuring charges under this plan of $22.8 million, $5.0 million and $5.1 million, respectively. We expect annual cost savings of approximately $55 million to result from actions taken under this restructuring plan. Cash expenditures resulting from restructuring obligations totaled approximately $16.7 million in the first six months of 2009.

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

RESULTS OF OPERATIONS

Net Revenues

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$ 60,902	40.4%	$114,571	51.4%	($53,669)	(46.8%)
Services revenues	27,797	18.5%	32,977	14.8%	(5,180)	(15.7%)
Total	88,699	58.9%	147,548	66.2%	(58,849)	(39.9%)

Audio:
Product revenues	61,010	40.5%	74,545	33.4%	(13,535)	(18.2%)
Services revenues	834	0.6%	770	0.4%	64	8.3%
Total	61,844	41.1%	75,315	33.8%	(13,471)	(17.9%)

Total net revenues:	$150,543	100.0%	$222,863	100.0%	($72,320)	(32.5%)

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$121,457	40.2%	$210,266	49.9%	($88,809)	(42.2%)
Services revenues	54,744	18.1%	62,309	14.8%	(7,565)	(12.1%)
Total	176,201	58.3%	272,575	64.7%	(96,374)	(35.4%)

Audio:
Product revenues	124,096	41.1%	147,025	34.9%	(22,929)	(15.6%)
Services revenues	1,875	0.6%	1,529	0.4%	346	22.6%
Total	125,971	41.7%	148,554	35.3%	(22,583)	(15.2%)

Total net revenues:	$302,172	100.0%	$421,129	100.0%	($118,957)	(28.2%)

The decreases in Video product revenues for the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, included decreases of $14.2 million and $30.1 million, respectively, due to divested or exited product lines. For both periods, Video product revenues were down in all geographic regions, compared to the same periods in 2008, but the decreases were most significant in Europe, which we believe was largely attributable to a decrease in spending by broadcasters. In all regions, we believe unfavorable macroeconomic conditions were a significant factor in our decreases in revenues for both periods. Internationally, changes in currency exchange rates also contributed to the decreases in our Video product revenues for the periods.

Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The decreases in Video services revenues for the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, included decreases of $1.7 million and $3.3 million, respectively, related to divested or exited product lines. The remaining decrease of $3.5 million for the three-month period was largely the result of a decrease in professional services revenues, while the remaining decrease of $4.3 million for the six-month period was primarily the result of decreases in maintenance contract and training revenues.

The decreases in Audio product revenues for the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, were primarily the result of lower revenues from our higher-end audio product lines and decreased revenues from sales to international customers. For both periods, our Audio product revenues were down significantly in Europe, which we believe was largely attributable to unfavorable macroeconomic conditions and changes in currency exchange rates. Revenues from our higher-end audio product lines were down, primarily, we believe, as a result of decreased capital expenditure budgets for our customers of these high-end products. During the three months ended June 30, 2009, revenues from our live-sound product lines increased, compared to the same period in 2008, as a result of strong sales of the newly introduced Venue SC48 live-sound console.

Net revenues derived through indirect channels were 65% and 66% of our net revenues for the three- and six-month periods ended June 30, 2009, respectively, compared to 68% and 70% for the same periods in 2008.

Sales to customers outside the United States accounted for 56% and 55% of our net revenues for the three- and six-month periods ended June 30, 2009, respectively, compared to 61% and 60% for the same periods in 2008.

Gross Profit

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in business combinations. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the six-month period ended June 30, 2009 included a charge of $0.8 million for the write-down of inventory related to the divestiture of our PCTV product line in the fourth quarter of 2008.

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

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	Gross Margin	2008	Gross Margin	Gross Margin Change
Cost of products revenues	$58,429	52.1%	$ 92,628	51.0%	1.1%
Cost of services revenues	14,090	50.8%	19,629	41.8%	9.0%
Amortization of intangible assets	426	–	2,270	–	–
Total	$72,945	51.5%	$114,527	48.6%	2.9%

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	Gross Margin	2008	Gross Margin	Gross Margin Change
Cost of products revenues	$119,677	51.3%	$ 177,701	50.3%	1.0%
Cost of services revenues	29,929	47.1%	37,016	42.0%	5.1%
Amortization of intangible assets	946	–	5,524	–	–
Restructuring costs	799	–	—	–	–
Total	$151,351	49.9%	$220,241	47.7%	2.2%

Our transition to a single company-wide production and delivery organization and the divestiture of lower margin product lines were contributing factors to our improved product gross margins for the three- and six-month periods ended June 30, 2009, compared to the same periods last year. In addition, a favorable adjustment of $2.1 million to a royalty accrual was a significant contributing factor to the improvement in each period. These improvements were partially offset by the impact on revenues of changes in foreign currency exchange rates.

The increases in services gross margin were primarily the result of improved efficiencies from our creation of a single customer-facing organization.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$30,661	$38,972	($8,311)	(21.3%)

As a percentage of net revenues	20.4%	17.5%	2.9%

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$61,712	$77,482	($15,770)	(20.4%)

As a percentage of net revenues	20.4%	18.4%	2.0%

The decreases in research and development expenses for the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, were primarily due to decreased personnel-related costs of $7.5 million and $13.4 million, respectively, both resulting from reduced headcount. The increases in research and development expenses as a percentage of revenues for both the three- and six-month periods ended June 30, 2009 were the result of the decreases in revenues for the periods compared to the same periods in 2008.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$41,994	$55,259	($13,265)	(24.0)%

As a percentage of net revenues	27.9%	24.8%	3.1%

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$82,775	$105,586	($22,811)	(21.6)%

As a percentage of net revenues	27.4%	25.1%	2.3%

The decrease in marketing and selling expenses for the three-month period ended June 30, 2009, compared to the same period in 2008, was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; lower travel and entertainment expenses; and decreased outside services and consulting costs, partially offset by unfavorable foreign exchange translations. Personnel-related costs decreased $6.5 million, primarily due to decreased headcount; advertising, tradeshow and other promotional expenses decreased $3.8 million; travel and entertainment expenses decreased $1.2 million; and outside services and consulting costs were lower by $0.9 million. Net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by hedging gains and losses), which are included in marketing and selling expenses, were $0.2 million for the three months ended June 30, 2009, compared to net foreign exchange gains of $0.9 million in the comparable 2008 period.

The decrease in marketing and selling expenses for the six-month period ended June 30, 2009, compared to the same period in 2008, was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; and lower travel and entertainment expenses. Personnel-related costs decreased $11.2 million, primarily due to decreased headcount; advertising, tradeshow and other promotional expenses decreased $5.8 million; and travel and entertainment expenses decreased $2.5 million.

The increases in marketing and selling expenses as a percentage of revenues for both the three- and six-month periods ended June 30, 2009 were the result of the decreases in revenues for the periods compared to the same periods in 2008.

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

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$12,559	$19,492	($6,933)	(35.6%)

As a percentage of net revenues	8.3%	8.7%	(0.4%)

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$27,672	$41,435	($13,763)	(33.2%)

As a percentage of net revenues	9.2%	9.8%	(0.6%)

The decreases in general and administrative expenses for both the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, were due to lower personnel-related costs and decreases in consulting and outside services expenses. The personnel-related costs were lower by $5.0 million and $7.5 million, respectively, for the three- and six-month periods and were the result of reduced headcount. The decreases in consulting and outside services expenses for the three- and six-month periods were $1.9 million and $4.6 million, respectively, and were largely the result of the absence of consulting costs, present in the second quarter of 2008, related to the strategic review and transformation of our business.

The decreases in general and administrative expenses as a percentage of revenues for both the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, were the result of proportionally larger decreases in expenses than the decreases in revenues for the 2009 periods.

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

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 426	$2,270	($1,844)	(81.2%)
Amortization of intangible assets recorded in operating expenses	2,622	3,323	(701)	(21.1%)
Total amortization of intangible assets	$3,048	$5,593	($2,545)	(45.5%)

Total amortization of intangible assets as a percentage of net revenues	2.0%	2.5%	(0.5%)

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 946	$ 5,524	($4,578)	(82.9%)
Amortization of intangible assets recorded in operating expenses	4,997	6,710	(1,713)	(25.5%)
Total amortization of intangible assets	$5,943	$12,234	($6,291)	(51.4%)

Total amortization of intangible assets as a percentage of net revenues	2.0%	2.9%	(0.9%)

For both the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, the decreases in amortization of intangible assets recorded in cost of revenues were primarily the result of the completion during 2008 of the amortization of certain developed technologies related to our acquisitions of Pinnacle and M-Audio. The decreases in amortization recorded in operating expenses for the same periods were primarily the result of the impairments of intangible assets recorded in the third and fourth quarters of 2008.

Restructuring Costs, Net

In October 2008, we initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees related to our product line divestitures, and the closure of all or parts of some of our worldwide facilities. The restructuring plan is intended to improve operational efficiencies. In connection with the plan, during the fourth quarter of 2008, we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. During the first and second quarters of 2009, respectively, we recorded new restructuring charges totaling $3.6 million and $4.6 million under this plan, of which $4.3 million related to the closure of all or part of nine facilities; $3.1 million related to the termination of the employment of 48 additional employees; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Also during the first six months of 2009, we recorded revisions to previously recorded restructuring estimates of $1.8 million and $0.1 million for severance and facility obligations, respectively, related to this plan.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	$ 58	$617	($559)	(90.6%)

As a percentage of net revenues	0.0%	0.3%	(0.3%)

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	$211	$2,098	($1,887)	(89.9%)

As a percentage of net revenues	0.1%	0.5%	(0.4%)

The decreases in interest and other income (expense), net for the three- and six-month periods ended June 30, 2009, compared to the same periods in 2008, were primarily the result of lower interest rates paid on cash balances, as well as lower average cash balances.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
Provision for income taxes, net	$750	1,355	($605)

As a percentage of net revenues	0.5%	0.6%	(0.1%)

	Six Months Ended June 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
(Benefit from) provision for income taxes, net	($2,139)	1,306	($3,445)

As a percentage of net revenues	(0.7%)	0.3%	(1.0%)

Our effective tax rate, which represents a tax benefit as a percentage of loss before income taxes, was 6% for the six-month period ended June 30, 2009. Our effective tax rate, which represents a tax provision as a percentage of loss before income taxes, was (4%) for the six-month period ended June 30, 2008. The primary reasons for the change from a tax provision to a tax benefit were favorable discrete tax benefits of $1.7 million for cumulative adjustments of prior year tax provisions to actual tax return filings and $1.0 million from the utilization of unused research and development tax credits. No tax benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

Excluding the impact of our valuation allowance, our effective tax rates would have been 49% and 35%, respectively, for the six-month periods ended June 30, 2009 and 2008. These rates may differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States, and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. At June 30, 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $118.6 million.

Net cash used in operating activities was $23.2 million for the six months ended June 30, 2009, compared to $15.7 million provided by operating activities for the same period in 2008. For the six months ended June 30, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accrued liabilities, partially offset by a decrease in accounts receivable. The decrease in accrued liabilities during the first six months of 2009 was the result of cash expenditures of $16.7 million related to restructuring obligations, as well as payments for other obligations accrued at December 31, 2008, including taxes and tariffs. For the six months ended June 30, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation, as well as changes in working capital items, in particular a decrease in accounts receivable.

Accounts receivable decreased $18.3 million to $85.2 million at June 30, 2009 from $103.5 million at December 31, 2008. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. The decrease in accounts receivable was primarily the result of the effect of the decrease in revenues in the second quarter of 2009, compared to the fourth quarter of 2008. Days sales outstanding increased from 45 days at December 31, 2008 to 51 days at June 30, 2009. This increase is primarily attributable to a significantly higher concentration of revenue in the last month of the second quarter of 2009 compared to the fourth quarter of 2008.

At June 30, 2009 and December 31, 2008, we held inventory in the amounts of $93.4 million and $95.8 million, respectively. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $11.1 million for the six months ended June 30, 2009, compared to $2.7 million for the same period in 2008. The net cash flow used in investing activities for the six months ended June 30, 2009 primarily reflected $6.1 million used for the purchase of property and equipment, as well as net purchases of $5.3 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow used in investing activities for the six months ended June 30, 2008, primarily reflected $8.5 million used for the purchase of property and equipment, partially offset by net proceeds of $6.8 million resulting from the timing of the sale and purchase of marketable securities. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the six months ended June 30, 2009, cash used in financing activities was $0.8 million, compared to $93.3 million for the same period in 2008. During the six months ended June 30, 2009, the cash used in financing activities primarily reflected $0.5 million used to repurchase stock options during the second quarter of 2009. During the six months ended June 30, 2008, the cash used in financing activities primarily reflected the $93.2 million used for our stock repurchase program in the first quarter of that year.

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

In connection with restructuring activities during 2009 and prior periods, at June 30, 2009, we had restructuring accruals of $5.8 million and $4.5 million related to lease and severance obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $7.2 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note 15 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the six months ended June 30, 2009.

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

Fair Value Measurements

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Notes 3 and 16 to our unaudited condensed consolidated financial statements included in Item 1 of this report for the disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 3 and 17 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables, payables, sales transactions and net investments in foreign operations.

We derive more than half of our revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, we are exposed to the risks that changes in foreign currency could adversely affect our revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of our foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. The success of this hedging program depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

At June 30, 2009, we had foreign currency forward contracts outstanding with an aggregate notional value of $32.6 million, denominated in the euro, Canadian dollar and Japanese yen, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized loss of $0.7 million at June 30, 2009. For the six months ended June 30, 2009, net gains of $0.8 million resulting from the forward contracts were included in results of operations, and there were $0.7 million of net transaction and remeasurement gains on the related assets and liabilities.

Assuming the above-mentioned forecast of the hedged asset and liability positions is accurate, a hypothetical 10% change in the foreign currency exchange rates applied to both the foreign currency forward contracts and the underlying exposures would not have a material impact on our results of operations because the impact on the forward contracts as a result of the 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At June 30, 2009, we held $118.6 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2009, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 28, 2009. At the meeting, George H. Billings, Nancy Hawthorne and John H. Park were re-elected as Class I Directors. The vote with respect to each nominee is set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Billings	35,366,570	282,713
Ms. Hawthorne	34,805,526	843,757
John H. Park	27,303,856	8,345,427

The additional directors whose terms of office continued after the meeting were Elizabeth M. Daley, Gary G. Greenfield, Louis Hernandez, Jr. and Youngme E. Moon.

In addition, the stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 by a vote of 35,591,798 shares for, 28,784 shares against and 28,701 shares abstaining.

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

Date: August 6, 2009	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X