Form 10-Q
period 2009-09-30
AVID TECHNOLOGY, INC.
filed 2009-11-16
CIK 896841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2009 was 37,488,361.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Products	$123,522	$183,686	$369,075	$540,977
Services	28,597	33,380	85,216	97,218
Total net revenues	152,119	217,066	454,291	638,195

Cost of revenues:
Products	57,097	94,303	176,774	272,004
Services	13,586	18,744	43,515	55,760
Amortization of intangible assets	519	1,249	1,465	6,773
Restructuring costs	—	—	799	—
Total cost of revenues	71,202	114,296	222,553	334,537
Gross profit	80,917	102,770	231,738	303,658

Operating expenses:
Research and development	29,262	37,825	90,974	115,307
Marketing and selling	44,705	53,638	127,480	159,224
General and administrative	12,093	19,734	39,765	61,169
Amortization of intangible assets	2,782	3,307	7,779	10,017
Impairment of goodwill and intangible asset	—	51,257	—	51,257
Restructuring costs, net	7,891	2,107	17,132	4,107
Loss on sales of assets	3,398	—	3,398	—
Total operating expenses	100,131	167,868	286,528	401,081

Operating loss	(19,214)	(65,098)	(54,790)	(97,423)

Interest income	177	621	680	2,930
Interest expense	(406)	(134)	(641)	(413)
Other income (expense), net	(11)	20	(68)	88
Loss before income taxes	(19,454)	(64,591)	(54,819)	(94,818)
(Benefit from) provision for income taxes, net	(2,246)	1,800	(4,385)	3,106
Net loss	$(17,208)	$(66,391)	$(50,434)	$(97,924)

Net loss per common share – basic and diluted	$(0.46)	$(1.80)	$(1.35)	$(2.59)

Weighted-average common shares outstanding – basic and diluted	37,341	36,960	37,251	37,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$78,118	$121,792
Marketable securities	24,863	25,902
Accounts receivable, net of allowances of $15,793 and $23,182 at
September 30, 2009 and December 31, 2008, respectively	86,544	103,527
Inventories	91,692	95,755
Deferred tax assets, net	1,086	612
Prepaid expenses	7,655	9,274
Other current assets	24,637	34,083
Total current assets	314,595	390,945

Property and equipment, net	33,556	38,321
Intangible assets, net	32,451	38,143
Goodwill	227,118	225,375
Other assets	11,570	10,801
Total assets	$619,290	$703,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,744	$29,419
Accrued compensation and benefits	23,882	27,346
Accrued expenses and other current liabilities	43,123	64,511
Income taxes payable	2,703	9,250
Deferred revenues	56,748	68,581
Total current liabilities	149,200	199,107

Long-term liabilities	13,320	11,823
Total liabilities	162,520	210,930

Contingencies (Notes 13 and 14)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	989,018	980,563
Accumulated deficit	(425,337)	(365,431)
Treasury stock at cost, net of reissuances	(114,343)	(124,852)
Accumulated other comprehensive income	7,009	1,952
Total stockholders’ equity	456,770	492,655
Total liabilities and stockholders’ equity	$619,290	$703,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(50,434)	$(97,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,058	34,005
Impairment of goodwill and intangible asset	—	51,257
Provision for doubtful accounts	1,654	1,407
Non-cash provision for restructuring	2,098	16
Loss on sales of assets	3,398	—
Loss on disposal of fixed assets	46	19
Compensation expense from stock grants and options	9,908	10,829
Changes in deferred tax assets and liabilities	(2,015)	(561)
Changes in operating assets and liabilities:
Accounts receivable	19,322	21,878
Inventories	3,313	(5,583)
Prepaid expenses and other current assets	7,459	715
Accounts payable	(6,732)	(5,472)
Accrued expenses, compensation and benefits and other liabilities	(27,812)	(2,575)
Income taxes payable	(6,721)	(2,281)
Deferred revenues	(9,549)	225
Net cash (used in) provided by operating activities	(32,007)	5,955

Cash flows from investing activities:
Purchases of property and equipment	(9,631)	(12,449)
Payments for other long-term assets	(1,584)	(1,215)
Payments for business acquisitions, net of cash acquired	(4,413)	—
Purchases of marketable securities	(52,592)	(42,707)
Proceeds from sales of marketable securities	53,676	31,772
Proceeds from notes receivable	1,989	—
Net cash used in investing activities	(12,555)	(24,599)

Cash flows from financing activities:
Purchases of common stock for treasury	—	(93,187)
Payments related to stock option purchase	(526)	—
Proceeds from issuance of common stock under employee stock plans, net	111	736
Net cash used in financing activities	(415)	(92,451)

Effect of exchange rate changes on cash and cash equivalents	1,303	(1,762)
Net decrease in cash and cash equivalents	(43,674)	(112,857)
Cash and cash equivalents at beginning of period	121,792	208,619
Cash and cash equivalents at end of period	$78,118	$95,762

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

On January 1, 2009, the Company transitioned to a new business structure that combined the previous Professional Video and Consumer Video units into a single Video reporting segment and consolidated its sales and marketing teams into a single customer-facing organization. As a result, the Company has reclassified its 2008 segment reporting to conform to the 2009 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 16 for a summary of the Company’s revenues and contribution margin by reportable segment for the three- and nine-month periods ended September 30, 2009 and 2008.

The Company evaluated subsequent events through November 16, 2009, the date of issuance of these financial statements, to determine if any event since September 30, 2009, the date of these financial statements, required disclosure in these statements. Subsequent to September 30, 2009, the Audit Committee has been conducting an investigation into the business and accounting practices with regard to the shipment of products and recognition of product revenue from certain distribution centers outside the United States. Based on the results of the investigation to date, the Company has determined that it had, in certain instances, erroneously recognized revenue prior to transfer of title and risk of loss to customers. The Company has recorded the estimated errors related to this matter in the financial statements for the three- and nine-month periods ended September 30, 2009 and believes that the impact of any such errors on prior periods is not material. See also Item 4 of this Report on Form 10-Q. It is not expected that any changes to previously filed financial statements will be necessary as a result of the Audit Committee's investigation. The investigation is expected to be completed during the fourth quarter of 2009. The Company determined that no other subsequent event required recognition or disclosure in these financial statements.

2.	NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented for both basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common shares and potential common shares outstanding during the period.

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the Diluted EPS calculations either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance and market conditions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options	4,376	4,149	4,303	3,902
Warrant (a)	—	424	—	906
Non-vested restricted stock and restricted stock units	639	481	804	665
Anti-dilutive potential common shares	5,015	5,054	5,107	5,473

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options	16	141	13	159
Non-vested restricted stock and restricted stock units	19	57	9	19
Anti-dilutive common stock equivalents	35	198	22	178

3.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurements. FASB ASC topic 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign-currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at September 30, 2009. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Investments valued based on other observable inputs and classified as Level 2 include commercial paper; certificates of deposit; asset-backed obligations; discount notes; foreign currency contracts; and corporate, municipal, agency and foreign bonds.

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$39,034	$11,426	$27,608	$—
Deferred compensation plan investments	763	763	—	—

Financial Liabilities:
Deferred compensation plan	$763	$763	$—	$—
Foreign currency forward contracts	327	—	327	—

The following table summarizes the costs (amortized costs of debt instruments) and fair values of the Company’s available for sale securities at September 30, 2009 (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Money market	$11,426	$—	$11,426
Certificates of deposit	5,500	3	5,503
Commercial paper	4,749	(1)	4,748
Municipal bonds	8,543	—	8,543
Corporate bonds	2,019	3	2,022
Foreign bonds	2,487	6	2,493
Asset-backed obligations	44	(3)	41
Agency bonds and discount notes	4,254	4	4,258
	$39,022	$12	$39,034

All fixed income securities held at September 30, 2009 had effective maturities of less than one year. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the three or nine months ended September 30, 2009.

At September 30, 2009, there were no securities whose unrealized losses were deemed by the Company to be other-than-temporary impairments, as the Company has no intent to sell and it is not more likely than not the Company will be required to sell any investment with unrealized losses until it has recovered the full cost basis.

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

•

Corporate, Municipal and Foreign Bonds: The determination of the fair value of corporate, municipal and foreign bonds includes the use of observable inputs from market sources and the incorporation of relative credit information, observed market movements and sector news into a pricing model.

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

•

Agency Bonds and Discount Notes: The fair values of agency bonds and discount note investments are determined using observable market inputs for benchmark yields, base spreads, yield-to-maturity and relevant trade data.

See Note 4 for information on the Company’s foreign currency forward contracts that are also measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2009 (in thousands):

		Fair Value Measurements Using
	Three Months Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Assets:
Assets held-for-sale	$1,318	$—	$1,318	$—	$3,198

Liabilities:
Facilities-related restructuring accruals	$3,589	$—	$3,589	$—	$3,589

		Fair Value Measurements Using
	Nine Months Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Assets:
Assets held-for-sale	$1,318	$—	$1,318	$—	$3,198

Liabilities:
Facilities-related restructuring accruals	$7,905	$—	$7,905	$—	$7,905

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

•

Assets Held-for-Sale: A disposal group classified as held-for-sale is measured at the lower of its carrying amount or fair value less the cost to sell. The Company estimates the fair value of assets held-for-sale at the lower of cost or the average selling price in available markets.

•

Facilities-Related Restructuring Accruals: During the three and nine months ended September 30, 2009, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

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

The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of FASB ASC topic 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), to be treated as hedges for accounting purposes.

The following table sets forth the effect of the Company’s foreign currency forward contracts recorded as marketing and selling expenses in the Company’s statements of operations during the three and nine months ended September 30, 2009 and 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain (Loss) Recorded in Operating Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign currency forward contracts	$7	($86)	$1,588	$1,595

At September 30, 2009, and December 31, 2008, the Company had foreign currency forward contracts outstanding with notional values of $24.9 million and $39.7 million, respectively, as hedges against forecasted foreign currency denominated receivables, payables and cash balances. The following table sets forth the balance sheet location and fair values of the Company’s foreign currency forward contracts at September 30, 2009 and December 31, 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at December 31, 2008
Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$327	$45

See Note 3 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	ACQUISITION AND DIVESTITURES

Acquisition

On July 31, 2009, the Company acquired all the outstanding shares of MaxT Systems Inc. (“MaxT”), a Canada-based developer of server-based media management and editing technology, for cash, net of cash acquired, of $4.4 million. The Company performed a preliminary allocation of the purchase price resulting in $3.3 million allocated to amortizable identifiable intangible assets and the remaining $1.1 million to goodwill. In addition, the Company recorded related net deferred tax liabilities of $0.8 million, increasing the goodwill to $1.9 million. The goodwill, which reflects the value of the assembled workforce and the synergies the Company expects to realize by incorporating MaxT’s media management and editing technology into future solutions offered to customers, is reported within the Video segment and is not deductible for tax purposes.

The amortizable identifiable intangible assets acquired include developed technology of $2.3 million, customer relationships of $0.5 million, a patent of $0.3 million, non-compete agreements of $0.1 million and trade names of $0.1 million. The Company used the income approach to determine the values of the identifiable intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of MaxT’s intangible assets was 22% and the effective tax rate used was 35%.

The values of the customer relationships and trade names are both being amortized on a straight-line basis over their estimated useful lives of one-half year, and the non-compete agreements and patent are being amortized over their estimated useful lives of one year and four and one-half years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of four and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three and one-half years. Amortization expense for these intangibles totaled $0.3 million for the three- and nine-month periods ended September 30, 2009.

The Company is continuing its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of MaxT. Once this evaluation is complete, which in no event will occur more than one year from the date of acquisition, the Company will finalize the purchase price allocation.

The results of operations of MaxT have been included in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the MaxT acquisition as if it had occurred at the beginning of 2008 would not differ materially from reported results.

Divestiture

During the third quarter of 2009, the Company recorded a loss on the sale of assets of $3.2 million related to the Company’s sale of the PCTV product line, which occurred in the fourth quarter of 2008. The loss resulted from the write-down of PCTV inventory classified as held-for-sale. At September 30, 2009 and December 31, 2008, the Company had inventory classified as held-for-sale of $1.3 million and $7.5 million, respectively, that was included in “other current assets” in the Company’s consolidated balance sheets.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Video(a)	Audio	Total	Video	Audio	Total
Goodwill	$257,813	$141,205	$399,018	$256,070	$141,205	$397,275
Accumulated impairment losses	(107,600)	(64,300)	(171,900)	(107,600)	(64,300)	(171,900)
	$150,213	$76,905	$227,118	$148,470	$76,905	$225,375

(a)	Includes goodwill of $1.9 million related to the July 2009 acquisition of MaxT. See Note 5 for further information regarding the goodwill related to the MaxT acquisition.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents (a)	$68,109	$(63,894)	$4,215	$65,357	$(62,003)	$3,354
Customer relationships (a)	63,637	(38,392)	25,245	63,072	(32,964)	30,108
Trade names (a)	13,798	(10,938)	2,860	13,714	(9,102)	4,612
License agreements	560	(560)	—	560	(491)	69
Non-compete agreements (a)	158	(27)	131	—	—	—
	$146,262	$(113,811)	$32,451	$142,703	$(104,560)	$38,143

(a)

The September 30, 2009 amounts include the intangible assets related to the July 2009 acquisition of MaxT translated at the September 30, 2009 foreign currency exchange rate. See Note 5 for further information regarding the identifiable intangible assets acquired from MaxT.

During the second quarter of 2009, the Company reduced the expected lives of certain trade name intangible assets as a result of a rebranding program initiated by the Company in April 2009. As a result of the change in these expected lives, the Company will record additional amortization expense of $0.7 million during 2009. Amortization expense related to all intangible assets in the aggregate was $3.3 million and $4.6 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $9.2 million and $16.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company expects amortization of these intangible assets to be approximately $3 million for the remainder of 2009, $9 million in 2010, $7 million in 2011, $4 million in 2012, $3 million in 2013, $2 million in 2014 and $4 million thereafter.

7.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable	$102,337	$126,709
Less:
Allowance for doubtful accounts	(3,295)	(3,504)
Allowance for sales returns and rebates	(12,498)	(19,678)
	$86,544	$103,527

The accounts receivable balances at September 30, 2009 and December 31, 2008 excluded approximately $9.4 million and $8.4 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

8.	INVENTORIES

Inventories consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$15,333	$22,067
Work in process	7,077	9,296
Finished goods	69,282	64,392
	$91,692	$95,755

At September 30, 2009 and December 31, 2008, the finished goods inventory included inventory at customer locations of $16.5 million and $18.1 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Computer and video equipment and software	$111,881	$102,457
Manufacturing tooling and testbeds	6,890	6,601
Office equipment	3,477	3,172
Furniture and fixtures	10,777	10,714
Leasehold improvements	28,801	30,655
	161,826	153,599
Accumulated depreciation and amortization	(128,270)	(115,278)
	$33,556	$38,321

10.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Long-term deferred tax liabilities, net	$3,010	$4,002
Long-term deferred revenue	6,536	4,081
Long-term deferred rent	2,057	2,436
Long-term accrued restructuring	1,717	1,304
	$13,320	$11,823

11.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Option Purchase

In June 2009, the Company completed a cash tender offer for certain employee stock options. The tender offer applied to 547,133 outstanding stock options having an exercise price equal to or greater than $40.00 per share and granted under the Company’s Amended and Restated 2005 Stock Incentive Plan, Amended and Restated 1999 Stock Option Plan (including the U.K. sub-plan), 1998 Stock Option Plan, 1997 Stock Option Plan, 1997 Stock Incentive Plan, as amended, and 1994 Stock Option Plan, as amended. Members of the Company’s Board of Directors, officers who file reports under Section 16(a) of the Securities Exchange Act of 1934 and members of the Company’s executive staff were not eligible to participate in this offer. Under the offer, eligible options with exercise prices equal to or greater than $40.00 and less than $50.00 per share were eligible to receive a cash payment of $1.50 per share, and eligible options with exercise prices equal to or greater than $50.00 per share were eligible to receive a cash payment of $1.00 per share.

Options to purchase a total of 419,042 shares of the Company’s common stock, of which 366,769 shares are available for future grant, were tendered under the offer for an aggregate purchase price of approximately $0.5 million paid in exchange for the cancellation of the eligible options. As a result of the tender offer, the Company incurred stock-based compensation charges of approximately $0.1 million in its condensed consolidated statements of operations during the second quarter of 2009. This is the first time the Company has offered to purchase outstanding stock options in exchange for cash, and there is no current intent to make another such offer in the future.

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. At September 30, 2009, 5,353,712 shares were available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan, including 1,095,992 that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company records stock-based compensation cost for stock-based awards over the requisite service periods for the individual awards, which generally equals the vesting period. Stock-compensation expense is recognized using the straight-line attribution method. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The fair values of restricted stock awards, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.83%	2.87%	1.94%	2.57%
Expected volatility	52.8%	41.9%	55.7%	40.0%
Expected life (in years)	4.62	4.55	4.58	4.46
Weighted-average fair value of options granted	$5.71	$7.63	$6.12	$8.22

In December 2007, the Company began issuing options to purchase shares of Avid common stock that had vesting based on market conditions, specifically Avid’s stock price, or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. At September 30, 2009, the Company had 1,707,760 options outstanding that had vesting based on either market conditions or a combination of performance and market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three-and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.23%	3.69%	3.25%	3.51%
Expected volatility	53.1%	41.7%	54.3%	39.5%
Expected life (in years)	3.79	4.46	3.79	4.33
Weighted-average fair value of options granted	$5.48	$5.53	$5.41	$6.58

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At September 30, 2009, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options during the nine-month period ended September 30, 2009:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	4,450,286	$30.03

Granted	1,397,040	$12.82
Exercised	(27,296)	$9.09
Forfeited or expired (a)	(1,382,894)	$39.43
Options outstanding at September 30, 2009	4,437,136	$21.81	6.33 years	$2,168
Options vested at September 30, 2009 or expected to vest	3,781,808	$22.28	6.25 years	$1,786
Options exercisable at September 30, 2009	1,172,035	$29.80	4.68 years	$281

(a)

Forfeited or expired shares includes options to purchase 419,042 shares canceled as a result of the tender offer to purchase certain employee stock options completed in June 2009. See the “Stock Option Purchase” section in this note for further information on the tender offer.

The aggregate intrinsic values of stock options exercised during the nine-month periods ended September 30, 2009 and 2008 were approximately $0.1 million and $0.8 million, respectively. Cash amounts received from the exercise of stock options were $0.2 million and $1.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods ended September 30, 2009 and 2008 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the nine-month period ended September 30, 2009:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	989,772	$27.28

Granted (a)	84,500	$12.14
Vested	(278,451)	$28.51
Forfeited	(122,633)	$25.90
Non-vested at September 30, 2009	673,188	$25.16	1.27 years	$9,478
Expected to vest	590,551	$25.34	1.21 years	$8,315

(a)

Of the 84,500 restricted stock units granted during the first nine months of 2009, 24,500 vest at the earlier of one year from the grant date or the first fiscal quarter certain performance-based criteria are met.

The following table summarizes changes in the Company’s non-vested restricted stock during the nine-month period ended September 30, 2009:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	100,000	$25.41

Granted	—	—
Vested	(43,750)	$25.41
Forfeited	—	—
Non-vested at September 30, 2009	56,250	$25.41	2.22 years	$792

Employee Stock Purchase Plan

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans (formerly SFAS No. 123 (revised 2004), Share-Based Payment). Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering period termination date, and shares offered under this arrangement were considered noncompensatory.

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the three- and nine-month periods ended September 30, 2009 and the three- and five-month periods ended September 30, 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Five Months Ended September 30, 2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.25%	2.25%	1.68%	2.36%
Expected volatility	56.5%	41.5%	58.7%	41.2%
Expected life (in years)	0.25	0.25	0.25	0.25
Weighted-average fair value of shares issued	$2.11	$3.68	$1.92	$3.56

At September 30, 2009, 874,822 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of product revenues	$ 163	$ 177	$ 666	$ 480
Cost of services revenues	247	144	868	408
Research and development expenses	655	763	1,737	2,215
Marketing and selling expenses	895	1,470	2,522	3,108
General and administrative expenses	906	1,803	4,115	4,879
Total stock-based compensation (a)	$2,866	$4,357	$9,908	$11,090

(a)

Stock-based compensation for the nine-month period ended September 30, 2009 included $0.1 million resulting from a tender offer, completed in June 2009, related to the purchase of certain employee stock options.

At September 30, 2009, the Company had $31.5 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans. These costs will be recognized over the next four and one-half years.

12.	STOCK REPURCHASES

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during 2008, including commissions, was $21.90. At September 30, 2009, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

During the first and third quarters of 2009, the Company repurchased 10,482 shares and 1,983 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

At September 30, 2009 and December 31, 2008, treasury shares held by the Company totaled 4,910,245 shares and 5,207,711 shares, respectively.

13.	INCOME TAXES

During the second quarter of 2009, the Company identified $0.7 million of income tax reserves related to a foreign subsidiary that were provided for, but not included in the reconciliation of uncertain tax positions presented in Note H of the consolidated financial statements for the year ended December 31, 2008 in the Company’s 2008 Annual Report on Form 10-K. During the second quarter of 2009, the Company also identified $0.7 million of new tax reserves for uncertain tax positions. During the third quarter of 2009, the Company’s tax reserves decreased by $2.8 million, with $2.1 million of the decrease related to the completion of a foreign tax audit and $0.7 million related to tax attributes in a foreign subsidiary that were deemed more likely than not to be realized. During the third quarter, the Company also released $0.6 million of a valuation allowance on deferred tax assets in a foreign subsidiary due to additional income forecasted in the subsidiary. At September 30, 2009 and December 31, 2008, total unrecognized tax benefits were $2.5 million and $3.7 million, respectively, including $0.4 million and $0.6 million, respectively, for related accrued interest and penalties.

14.	CONTINGENCIES

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against the Company’s Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that Pinnacle breached certain contracts among them and that the Engelkes are entitled to indemnification for damages awarded against them and attorneys’ fees incurred in litigation with a third party. The complaint, which sought damages of approximately $17 million, was served on September 4, 2007. On September 28, 2007, the Florida appellate court reversed the damages award for which the Engelkes seek indemnification, and, on remand, the Pinellas County Circuit Court on June 25, 2009 reduced the damages award to approximately $6.5 million plus pre-judgment interest of approximately $2.0 million. The Engelkes have appealed the remanded judgment. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, the Company does not expect this matter to have a material effect on the Company’s financial position or results of operations.

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

The Company, through third parties, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2009 and December 31, 2008, the Company’s maximum recourse exposure totaled approximately $2.9 million and $4.6 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default loss has consistently been between 2% and 4% per year of the original funded amount. The Company maintains a reserve for estimated losses under recourse lease programs based on historical default rates applied to the funded amount outstanding at period end. At September 30, 2009 and December 31, 2008, the Company’s accruals for estimated losses were $1.3 million and $0.8 million, respectively.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for the Company’s products is generally 90 days to one year, but can extend up to five years depending on the manufacturer’s warranty or local law.

The following table sets forth activity for the Company’s product warranty accrual for the nine-month periods ended September 30 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Accrual balance at beginning of period	$5,193	$5,803
Accruals for product warranties	4,644	6,293
Cost of warranty claims	(5,098)	(5,975)
Accrual balance at end of period	$4,739	$6,121

15.	COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(17,208)	$(66,391)	$(50,434)	$(97,924)
Net changes in:
Foreign currency translation adjustment	3,722	(7,769)	5,012	(5,110)
Unrealized gains (losses) on investments	7	(344)	45	(330)
Total comprehensive loss	$(13,479)	$(74,504)	$(45,377)	$(103,364)

16.	SEGMENT INFORMATION

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

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the three-and nine-month periods ended September 30, 2009 and 2008 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Video (a)	$92,617	$144,835	$268,818	$417,410
Audio	59,502	72,231	185,473	220,785
Total revenues	$152,119	$217,066	$454,291	$638,195

Contribution Margin:
Video	$31,196	$40,791	$77,709	$112,877
Audio	20,883	23,493	65,444	76,278
Segment contribution margin	52,079	64,284	143,153	189,155

Less unallocated costs and expenses:
Corporate research and development	(1,633)	(1,890)	(5,224)	(5,391)
Marketing and selling	(41,017)	(48,841)	(116,588)	(146,019)
General and administrative	(11,187)	(16,374)	(35,650)	(51,924)
Amortization of acquisition-related intangible assets	(3,301)	(4,556)	(9,244)	(16,790)
Impairment of goodwill and intangible asset	—	(51,257)	—	(51,257)
Stock-based compensation	(2,866)	(4,357)	(9,908)	(11,090)
Restructuring costs, net	(7,891)	(2,107)	(17,931)	(4,107)
Loss on sales of assets	(3,398)	—	(3,398)	—
Consolidated operating loss	$(19,214)	$(65,098)	$(54,790)	$(97,423)

(a)

Video revenues for the three months ended September 30, 2009 and 2008, include revenues of $0.1 million and $15.1 million, respectively, attributable to divested or exited product lines. Video revenues for the nine months ended September 30, 2009 and 2008 include revenues of $1.9 million and $50.2 million, respectively, attributable to divested or exited product lines.

17.	RESTRUCTURING COSTS AND ACCRUALS

In October 2008, the Company initiated a company-wide restructuring plan (the “Plan”) that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The Plan is intended to improve operational efficiencies. In connection with the Plan, during the fourth quarter of 2008 the Company recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, the Company recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. Of the total restructuring charge of $22.8 million recorded in the fourth quarter of 2008, $16.9 million related to the Video segment, $3.3 million related to the Audio segment and $2.6 million related to corporate operations.

During the first nine months of 2009, the Company recorded new restructuring charges totaling $16.4 million under the Plan, of which $7.9 million related to the closure of all or part of eleven facilities, including non-cash charges of $1.3 million resulting from the retirement of fixed assets; $7.7 million related to the termination of the employment of approximately 200 additional employees; and a non-cash charge of $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory not included in assets held-for-sale. These charges included restructuring activities initiated during the third quarter of 2009 under the Plan, which were the result of increased economic pressures and the expansion of the Company’s global development program, resulted in charges of $4.6 million and $3.6 million related to severance and lease obligations, respectively. The third quarter activities included an additional reduction in force of approximately 150 positions and the closure of one floor of the Audio segment’s Daly City, California facility. As a result of the Daly City facility actions, the Company anticipates that additional restructuring charges of approximately $4 million, including additional non-cash charges of $1 million, will be recorded in the fourth quarter of 2009.

Also during the first nine months of 2009, the Company recorded revisions of $1.5 million and $0.1 million, respectively, to previously recorded restructuring estimates for severance and facility obligations related to the Plan. Plan restructuring charges recorded in the first nine months of 2009 included $6.4 million related to corporate operations, $5.0 million related to the Video segment and $5.0 million related to the Audio segment. In connection with restructuring actions taken under the Plan, the Company has incurred or expects to incur total restructuring charges of approximately $45 million.

During the first quarter of 2008, the Company initiated restructuring plans within its Video business unit and corporate operations to eliminate duplicative business functions and improve operational efficiencies. During the first quarter of 2008, restructuring charges of $1.2 million were recorded under these plans related to employee termination costs for 20 employees, primarily in the marketing and selling teams and general and administrative teams. During the second quarter of 2008, the Company recorded restructuring charges of $1.0 million under these plans primarily related to employee termination costs for 26 employees, mainly in the research and development teams and sales and marketing teams. During the third quarter of 2008, the Company recorded restructuring charges of $2.0 million under these plans primarily related to employee termination costs for 45 employees, mainly in the research and development teams and general and administrative teams. During the third quarter of 2009, the Company recorded a final revision for these restructuring activities that resulted in a recovery of ($0.1) million. Also during 2008, restructuring charges totaling $0.2 million were recorded for revised estimates of previously initiated restructuring plans.

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of FASB ASC topic 420, Liabilities: Exit or Disposal Cost Obligations (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). Since the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation of severance benefits, the Company has accounted for employee-related restructuring charges as an ongoing benefit arrangement in accordance with FASB ASC topic 712, Compensation – Nonretirement Postemployment Benefits (formerly SFAS No. 112, Employers’ Accounting for Postemployment Benefits). Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2009 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Facilities Restructuring Liabilities
	Employee- Related	Facilities- Related & Other		Total
Accrual balance at December 31, 2008	$15,089	$2,199	$829	$18,117
New restructuring charges – operating expenses	7,721	7,906	—	15,627
New restructuring charges – cost of revenues	—	799	—	799
Revisions of estimated liabilities	1,382	141	(18)	1,505
Accretion	—	153	31	184
Cash payments for employee-related charges	(18,311)	—	—	(18,311)
Cash payments for facilities, net of sublease income	—	(2,970)	(332)	(3,302)
Non-cash write-offs	—	(2,098)	—	(2,098)
Foreign exchange impact on ending balance	(481)	239	67	(175)
Accrual balance at September 30, 2009	$5,400	$6,369	$577	$12,346

The employee-related accruals at September 30, 2009 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2009.

The facilities-related accruals at September 30, 2009 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $5.2 million is included in the caption “accrued expenses and other current liabilities” and $1.7 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at September 30, 2009.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is incorporated into FASB ASC topic 105. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. Upon adoption the FASB Accounting Standards Codification (the “Codification”) becomes the single source for authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the financial statements for the quarterly period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for Avid. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.

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

As part of this transformation, on January 1, 2009 we transitioned to a new business structure that combined our previous Professional Video and Consumer Video business units into a single Video reporting segment and features a single customer-facing organization. The transition to a single customer-facing organization better aligns us with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. It also enables us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. See Note 16 to our unaudited condensed consolidated financial statements included in Item 1 of this report for a summary of our revenues and contribution margin by reportable segment for the three- and nine-month periods ended September 30, 2009 and 2008.

We routinely post important information for investors on the Investors page of our website at www.avid.com.

Financial Summary

Our revenues for the three months ended September 30, 2009 were $152.1 million, a decrease of 30% compared to the same period last year. By business unit, Video revenues decreased 36% and Audio revenues decreased 18%. Our revenues for the nine months ended September 30, 2009 were $454.3 million, a decrease of 29% compared to the same period last year. By business unit, Video revenues decreased 36% and Audio revenues decreased 16%. Of the $148.6 million decrease in Video revenues during the first nine months of 2009, decreases of $43.2 million and $5.2 million for Video product revenues and Video services revenues, respectively, were attributable to divested or exited product lines.

Our gross margins for the three- and nine-month periods ended September 30, 2009 improved to 53.2% and 51.0%, respectively, from 47.3% and 47.6% for the comparable periods in 2008. The improvements for both the three-and nine-month periods were largely the result of our transition to a single company-wide production and delivery organization and the divestiture of lower-margin products. The favorable adjustment of a royalty accrual in the second quarter of 2009 was also a significant contributing factor for the improvement for the nine-month period.

Our operating expenses for the three- and nine-month periods ended September 30, 2009 were $100.1 million and $286.5 million, respectively, compared to $167.9 million and $401.1 million for the same periods in 2008. Operating expenses for the 2008 periods included charges of $51.3 million for the impairment of goodwill and an intangible asset recorded in the third quarter of 2008. The remaining decreases of $16.5 million and $63.3 million, respectively, were primarily the result of our business transformation, including product line divestitures and a restructuring plan initiated in the fourth quarter of 2008. Prior to the third quarter of 2009, this restructuring plan had resulted in a reduction in force of more than 500 positions, including employees associated with product line divestitures, and the closure of all or parts of twelve facilities worldwide.

During the third quarter of 2009, as a result of increased economic pressures and the expansion of our global development program, we broadened the restructuring plan to include an additional reduction in force of approximately 150 positions and the closure of one floor of our Audio segment’s Daly City, California facility. As a result, we recorded new restructuring charges of $8.2 million in the third quarter of 2009, which included a non-cash charge of $1.0 million related to the retirement of fixed assets in Daly City. As a result of the Daly City facility action, we anticipate that additional restructuring charges of approximately $4 million, including additional non-cash charges of $1 million, will be recorded in the fourth quarter of 2009.

In connection with restructuring actions initiated in the fourth quarter of 2008 and the first nine months of 2009, we have incurred or expect to incur total restructuring charges of approximately $45 million, which primarily represent cash expenditures. We expect annual cost savings of approximately $65 million to result from these actions, some of which are already reflected in our 2009 results. Cash expenditures resulting from restructuring obligations totaled approximately $21.6 million during the first nine months of 2009. We may engage in additional cost reduction programs, including restructuring actions, in the future as a result of changing economic conditions as well as our ongoing business transformation.

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

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$ 65,124	42.8%	$112,155	51.6%	($47,031)	(41.9%)
Services revenues	27,493	18.1%	32,680	15.1%	(5,187)	(15.9%)
Total	92,617	60.9%	144,835	66.7%	(52,218)	(36.1%)

Audio:
Product revenues	58,398	38.4%	71,531	33.0%	(13,133)	(18.4%)
Services revenues	1,104	0.7%	700	0.3%	404	57.7%
Total	59,502	39.1%	72,231	33.3%	(12,729)	(17.6%)

Total net revenues:	$152,119	100.0%	$217,066	100.0%	($64,947)	(29.9%)

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$186,581	41.1%	$322,421	50.5%	($135,840)	(42.1%)
Services revenues	82,237	18.1%	94,989	14.9%	(12,752)	(13.4%)
Total	268,818	59.2%	417,410	65.4%	(148,592)	(35.6%)

Audio:
Product revenues	182,494	40.2%	218,556	34.2%	(36,062)	(16.5%)
Services revenues	2,979	0.6%	2,229	0.4%	750	33.6%
Total	185,473	40.8%	220,785	34.6%	(35,312)	(16.0%)

Total net revenues:	$454,291	100.0%	$638,195	100.0%	($183,904)	(28.8%)

The decreases in Video product revenues for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, included decreases of $13.1 million and $43.2 million, respectively, due to divested or exited product lines. For both periods, compared to the same periods in 2008, Video product revenues were down for all products in all geographic regions, largely due to lower sales volumes. We believe unfavorable macroeconomic conditions were the most significant factor in the decreases in our revenues for both periods. Throughout this year for example, broadcasters have had to deal with the financial challenges of decreasing advertising revenue, and capital expenditure budgets for many of our customers have been reduced as a result of tight credit markets. Internationally, changes in currency exchange rates also contributed to the decreases in our Video product revenues for the periods.

Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. The decreases in Video services revenues for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, included decreases of $1.9 million and $5.2 million, respectively, related to divested or exited product lines. The remaining decreases of $3.3 million and $7.6 million for the three- and nine-month periods, respectively, were largely the result of decreases in both maintenance and professional services revenues. The decreases in maintenance revenues were primarily the result of changes in currency exchange rates, while the decreases in professional services revenues were largely due to lower volumes of services provided.

The decreases in Audio product revenues for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, were primarily due to lower revenues on lower volumes of our higher-end audio product lines, which we believe largely resulted from decreased capital expenditure budgets for our customers of these high-end products. For the nine-month period, lower product revenues in Europe, which we believe were largely attributable to unfavorable macroeconomic conditions and changes in currency exchange rates, also contributed significantly to our decrease in Audio product revenues.

Net revenues derived through indirect channels were 67% and 66% of our net revenues for the three- and nine-month periods ended September 30, 2009, respectively, compared to 71% for both 2008 periods.

Sales to customers outside the United States accounted for 57% and 56% of our net revenues for the three- and nine-month periods ended September 30, 2009, respectively, compared to 60% for both 2008 periods.

Gross Margin

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in business combinations. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the nine-month period ended September 30, 2009 included a charge of $0.8 million for the write-down of inventory related to the divestiture of our PCTV product line in the fourth quarter of 2008.

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

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	Gross Margin	2008	Gross Margin	Gross Margin Change
Cost of products revenues	$57,097	53.8%	$ 94,303	48.7%	5.1%
Cost of services revenues	13,586	52.5%	18,744	43.8%	8.7%
Amortization of intangible assets	519	–	1,249	–	–
Total	$71,202	53.2%	$114,296	47.3%	5.9%

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	Gross Margin	2008	Gross Margin	Gross Margin Change
Cost of products revenues	$176,774	52.1%	$272,004	49.7%	2.4%
Cost of services revenues	43,515	48.9%	55,760	42.6%	6.3%
Amortization of intangible assets	1,465	–	6,773	–	–
Restructuring costs	799	–	–	–	–
Total	$222,553	51.0%	$334,537	47.6%	3.4%

Our transition to a single company-wide production and delivery organization and the divestiture of lower-margin product lines were contributing factors to our improved product gross margins for the three- and nine-month periods ended September 30, 2009, compared to the same periods last year. In addition, a favorable adjustment of $2.1 million to a royalty accrual recorded during the second quarter of 2009 was a significant contributing factor to the improvement for the nine-month period. These improvements were partially offset by the impact on revenues of changes in foreign currency exchange rates.

The increases in services gross margin were primarily the result of improved efficiencies from our creation of a single customer-facing service organization.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$29,262	$37,825	($8,563)	(22.6%)

As a percentage of net revenues	19.2%	17.4%	1.8%

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$90,974	$115,307	($24,333)	(21.1%)

As a percentage of net revenues	20.0%	18.1%	1.9%

The decreases in research and development expenses for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, were primarily due to decreased personnel-related costs of $6.4 million and $19.9 million, respectively, both resulting from reduced headcount. In addition, a $2.5 million decrease in computer hardware and supplies expenses was a contributing factor to the improvement for the nine-month period. The increases in research and development expenses as a percentage of revenues for both the three- and nine-month periods ended September 30, 2009 were the result of the decreases in revenues for the periods compared to the same periods in 2008.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$44,705	$53,638	($8,933)	(16.7%)

As a percentage of net revenues	29.4%	24.7%	4.7%

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$127,480	$159,224	($31,744)	(19.9%)

As a percentage of net revenues	28.1%	24.9%	3.2%

The decrease in marketing and selling expenses for the three-month period ended September 30, 2009, compared to the same period in 2008, was largely due to lower personnel-related costs and a decrease in corporate facility and information technology infrastructure allocations. Personnel-related costs decreased $5.5 million, primarily due to decreased headcount. Corporate facility and information technology infrastructure allocations decreased $1.0 million, primarily resulting from the closure of certain facilities and improved operating efficiencies related to our corporate transformation initiated in 2008.

The decrease in marketing and selling expenses for the nine-month period ended September 30, 2009, compared to the same period in 2008, was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; decreased travel and entertainment expenses; and lower corporate facility and information technology infrastructure allocations. Personnel-related costs decreased $16.7 million, primarily due to decreased headcount; advertising, tradeshow and other promotional expenses decreased $6.5 million; travel and entertainment expenses decreased $3.1 million; and corporate facility and information technology infrastructure allocations decreased $2.6 million, primarily resulting from the closure of certain facilities and improved operating efficiencies related to our corporate transformation initiated in 2008.

The increases in marketing and selling expenses as a percentage of revenues for both the three- and nine-month periods ended September 30, 2009 were the result of the decreases in revenues for the periods compared to the same periods in 2008.

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

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$12,093	$19,734	($7,641)	(38.7%)

As a percentage of net revenues	7.9%	9.1%	(1.2%)

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$39,765	$61,169	($21,404)	(35.0%)

As a percentage of net revenues	8.8%	9.6%	(0.8%)

The decreases in general and administrative expenses for both the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, were due to lower personnel-related costs and decreases in consulting and outside services expenses. The personnel-related costs were lower by $3.8 million and $11.3 million for the three- and nine-month periods, respectively, and were the result of reduced headcount. The decreases in consulting and outside services expenses for the three- and nine-month periods were $2.4 million and $7.0 million, respectively, and were largely the result of the absence of consulting costs, present in the second and third quarters of 2008, related to the strategic review and transformation of our business.

The decreases in general and administrative expenses as a percentage of revenues for both the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, were the result of proportionally larger decreases in expenses than the decreases in revenues for the 2009 periods.

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

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 519	$1,249	($730)	(58.4%)
Amortization of intangible assets recorded in operating expenses	2,782	3,307	(525)	(15.9%)
Total amortization of intangible assets	$3,301	$4,556	($1,255)	(27.5%)

Total amortization of intangible assets as a percentage of net revenues	2.2%	2.1%	0.1%

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$1,465	$ 6,773	($5,308)	(78.4%)
Amortization of intangible assets recorded in operating expenses	7,779	10,017	(2,238)	(22.3%)
Total amortization of intangible assets	$9,244	$16,790	($7,546)	(44.9%)

Total amortization of intangible assets as a percentage of net revenues	2.0%	2.6%	(0.6%)

For both the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, the decreases in amortization of intangible assets recorded in cost of revenues were primarily the result of the completion during 2008 and early 2009 of the amortization of certain developed technologies related to our acquisitions of Pinnacle, Sundance and M-Audio; partially offset by amortization resulting from the acquisition of MaxT Systems Inc. in the third quarter of 2009. The decreases in amortization recorded in operating expenses for the same periods were primarily the result of the impairments of intangible assets recorded in the third and fourth quarters of 2008.

Impairment of Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification section 350-20-35, Intangibles-Goodwill and Other: Goodwill: Subsequent Measurement (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. In September 2008, as a result of a decrease in market value for, and the expected sale of, our PCTV product line, which has historically accounted for a significant portion of Consumer Video segment revenues, we tested the goodwill assigned to our then Consumer Video reporting unit for impairment. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, we recorded this amount as an impairment loss during the quarter ended September 30, 2008. In connection with this goodwill impairment loss, we also tested the Consumer Video identifiable intangible assets for impairment. As a result, we determined that a trade name intangible asset was impaired, and we recorded an impairment loss of $4.7 million to write this asset down to its then-current fair value. During the fourth quarter of 2008, we completed the sale of our PCTV product line, and on January 1, 2009, the remainder of our Consumer Video operating unit was combined with our Professional Video business unit to form a single Video reporting segment.

Our annual goodwill impairment testing, which is scheduled to take place in the fourth quarter of 2009, could result in the recording of additional goodwill and intangible asset impairment. During the fourth quarter, we also establish our forecasts and budget for the following year. Based on the current market conditions and our forecast expectations, we do not anticipate that such impairments will be recorded; however, changes in these or other factors could result in the recording of impairments during the three months ending December 31, 2009. At our last impairment test date, the fair values of our Video and Audio reporting units exceeded their carrying values by 25% and 13%, respectively. There were no interim indicators of impairment during the three months ended September 30, 2009. See Note 6 to our unaudited condensed consolidated financial statements included in Item 1 of this report for the goodwill assigned to each of our reporting segments and details of our identifiable intangible assets. For further information regarding our policy for testing goodwill and intangible asset impairment, including the methodologies, assumptions and estimates applied to our 2008 impairment testing, please see our critical accounting policy for “Goodwill and Intangible Assets” found in our 2008 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

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

During the first nine months of 2009, we recorded new restructuring charges totaling $16.4 million, of which $7.9 million related to the closure of all or part of eleven facilities; $7.7 million related to the termination of the employment of approximately 200 additional employees; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. Restructuring activities initiated during the third quarter of 2009 include the closure of one floor of our Audio segment’s Daly City, California facility. As a result of the Daly City facility actions, we anticipate that additional restructuring charges of approximately $4 million, including additional non-cash charges of $1 million, will be recorded in the fourth quarter of 2009. Also during the first nine months of 2009, we recorded revisions of $1.5 million and $0.1 million, respectively, to previously recorded restructuring estimates for severance and facility obligations related to this plan.

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

Loss on Sales of Assets

During the third quarter of 2009, we recorded a loss on the sale of assets of $3.2 million related to our sale of the PCTV product line, which occurred in the fourth quarter of 2008. The loss resulted from the write-down of PCTV inventory classified as held-for-sale.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	$(240)	$507	($747)	(147.3%)

As a percentage of net revenues	(0.2%)	0.2%	(0.4%)

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	($29)	$2,605	($2,634)	(101.1%)

As a percentage of net revenues	(0.0%)	0.4%	(0.4%)

The decreases in interest and other income (expense), net for the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, were primarily the result of lower interest rates paid on cash balances, as well as lower average cash balances. Additionally, for the three month periods ended September 30, 2009 and 2008, an increase in interest and other expenses during the 2009 period was a significant factor in the net expense for the period.

(Benefit from) Provision for Income Taxes, Net

	Three Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
(Benefit from) provision for income taxes, net	($2,246)	1,800	($4,046)

As a percentage of net revenues	(1.5%)	0.8%	(2.3%)

	Nine Months Ended September 30, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
(Benefit from) provision for income taxes, net	($4,385)	3,106	($7,491)

As a percentage of net revenues	(1.0%)	0.5%	(1.5%)

Our effective tax rate, which represents a tax benefit as a percentage of loss before income taxes, was 8% for the nine-month period ended September 30, 2009. Our effective tax rate, which represents a tax provision as a percentage of loss before income taxes, was (3%) for the nine-month period ended September 30, 2008. The primary reasons for the change from a tax provision to a tax benefit were favorable discrete tax benefits of $2.8 million from the net release of income tax reserves primarily related to the completion of a foreign tax audit, $1.6 million for cumulative adjustments of prior year tax provisions to actual tax return filings, $1.0 million from the utilization of unused research and development tax credits and $0.6 million from the partial release of a valuation allowance on deferred tax assets in a foreign subsidiary. No tax benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

Excluding the impact of our valuation allowance, our effective tax rates would have been 48% and 16%, respectively, for the nine-month periods ended September 30, 2009 and 2008. These rates may differ from the federal statutory rate of 35% due to the net benefits recorded for discrete tax items, the impact of permanent differences in the United States, and the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations and stock option exercises. At September 30, 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $103.0 million.

Net cash used in operating activities was $32.0 million for the nine months ended September 30, 2009, compared to $6.0 million provided by operating activities for the same period in 2008. For the nine months ended September 30, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in accrued liabilities and deferred revenues, partially offset by a decrease in accounts receivable. The decrease in accrued liabilities during the first nine months of 2009 was the result of cash expenditures related to restructuring obligations, as well as payments for other obligations accrued at December 31, 2008, including taxes, royalties and tariffs. For the nine months ended September 30, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization, goodwill and intangible asset impairment charges, and stock-based compensation, as well as changes in working capital items, in particular a decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable, accrued expenses and income taxes payable.

Accounts receivable decreased $17.0 million to $86.5 million at September 30, 2009 from $103.5 million at December 31, 2008. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. The decrease in accounts receivable was primarily the result of the effect of the decrease in revenues in the third quarter of 2009, compared to the fourth quarter of 2008. Days sales outstanding increased from 45 days at December 31, 2008 to 51 days at September 30, 2009.

At September 30, 2009 and December 31, 2008, we held inventory in the amounts of $91.7 million and $95.8 million, respectively. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was $12.6 million for the nine months ended September 30, 2009, compared to $24.6 million for the same period in 2008. The net cash flow used in investing activities for the nine months ended September 30, 2009 primarily reflected $9.6 million used for the purchase of property and equipment. The net cash flow used in investing activities for the nine months ended September 30, 2008, primarily reflected $12.4 million used for the purchase of property and equipment and net purchases of $10.9 million resulting from the timing of the sale and purchase of marketable securities. Property and equipment purchases in both periods consisted primarily of computer hardware and software to support our research and development activities and information systems.

During the nine months ended September 30, 2009, cash used in financing activities was $0.4 million, compared to $92.5 million for the same period in 2008. During the nine months ended September 30, 2009, the cash used in financing activities primarily reflected $0.5 million used to repurchase stock options during the second quarter of 2009. During the nine months ended September 30, 2008, the cash used in financing activities primarily reflected the $93.2 million used for our stock repurchase program in the first quarter of that year.

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

In connection with restructuring activities during 2009 and prior periods, at September 30, 2009, we had restructuring accruals of $5.4 million and $6.9 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $10.2 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. During the fourth quarter of 2009, we will finalize the closure of one floor of our Audio segment’s Daly City, California facility. As a result of this closure, we anticipate that additional restructuring charges of approximately $4 million, including additional non-cash charges of $1 million, will be recorded in the fourth quarter of 2009. At that time, our future cash obligations for leases for which we have vacated the underlying facilities will increase by approximately $4 million. All payments related to restructuring actions are expected to be funded through working capital. See Note 17 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the nine months ended September 30, 2009.

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

Fair Value Measurements

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Notes 3 and 4 to our unaudited condensed consolidated financial statements included in Item 1 of this report for the disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 3 and 18 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

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

At September 30, 2009, we had foreign currency forward contracts outstanding with an aggregate notional value of $24.9 million, denominated in the euro, Canadian dollar and Japanese yen, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with these contracts was a net unrealized loss of $0.3 million at September 30, 2009. For the nine months ended September 30, 2009, net gains of $1.0 million resulting from the forward contracts were included in results of operations, and there were $0.6 million of net transaction and remeasurement gains on the related assets and liabilities.

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

Interest Rate Risk

At September 30, 2009, we held $103.0 million in cash, cash equivalents and marketable securities, including short-term corporate obligations, asset-backed securities and government-agency obligations. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the identification of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected. We determined that we had mistakenly recognized revenue prior to transfer of title and risk of loss to our customers on certain shipments made in Europe.  Accordingly, we have concluded that we have a material weakness in the design and operating effectiveness of our controls and procedures in Europe relating to ensuring that revenue is recognized only after transfer of title and risk of loss to the customer.

In light of this material weakness, we have performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the period presented in this report are presented in accordance with generally accepted accounting principles in the United States of America for such financial statements. We also believe that any impact arising from the material weakness relating to prior periods is not material to our financial statements for any such prior period. We are evaluating the action to be taken to remediate the material weakness identified above and plan to take that action as soon as practicable after that evaluation is complete.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended September 30, 2009:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
July 1 – July 31, 2009	–	–	–	$80,325,905
August 1 – August 31, 2009	–	–	–	$80,325,905
September 1 – September 30, 2009	1,983	$14.80	–	$80,325,905
	1,983	$14.80	–	$80,325,905

(a)	In September 2009, we repurchased 1,983 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)

A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. In February 2008, our board of directors approved a $100 million increase in the authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million. As of September 30, 2009, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date.

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

Date: November 16, 2009	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Executive Employment Agreement dated July 21, 2009 between Registrant and Christopher C. Gahagan	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

__________________________

#  Management contract or compensatory plan identified pursuant to Item 15(a)3.