Form 10-K
period 2009-12-31
AVID TECHNOLOGY, INC.
filed 2010-03-16
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $379,742,000 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2009.  The number of shares outstanding of the registrant’s Common Stock as of March 11, 2010 was 37,668,506.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The information included under the heading “Stock Performance Graph” in Item 5 of this annual report is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

We have been honored over time for our technological innovation with twelve Emmy® awards, a Grammy® award and two Oscar® statuettes, one for the concept, design and engineering of our Avid Film Composer system for motion picture editing and the other for the design, development and implementation of our Pro Tools digital audio workstation. Most recently, on February 14, 2010, we were honored to receive the first-ever Technical Excellence award presented by the American Cinema Editors, or A.C.E., for our Media Composer professional video-editing solution. Additionally, on February 27, 2010, we received a Technical Achievement award from the Cinema Audio Society for our Pro Tools 8 professional recording and mixing software.

Although we take pride in the honors bestowed upon us, greater satisfaction comes from awards given to our customers for the films, music and television shows they create using our solutions. The 2010 awards season once again marked tremendous accomplishment for our customers across the music, film and television industries. Collectively, Avid customers took home more than 50 top honor awards at the 2010 Grammy, A.C.E. and Oscar Awards in categories that included: Grammy wins for Record of the Year and Album of the Year, A.C.E. Eddie wins for Best Edited Feature Film, Best Edited One Hour Commercial Television and Best Edited Reality Series, and Oscar wins for Best Motion Picture, Achievement in Sound Mixing, Achievement in Sound Editing and Achievement in Film Editing, among others.

BUSINESS TRANSFORMATION

We have customers throughout the world who rely on us to develop products tailored to their unique needs and requirements that will help their businesses to succeed. For their long-term success and our own, we committed in July 2008 to becoming a more efficient, innovative and customer-centric company. We initiated a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, reorganizing our internal structure, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. We believe our efforts over the last 18 months have established a strategic and organizational foundation from which we are positioned to build momentum in our core business.

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

CUSTOMER MARKET SEGMENTS

We provide digital media content-creation solutions to customers in the six market segments listed below. We actively listen to and work with our customers in each market segment to provide comprehensive solutions that are tailored to their unique needs and requirements.

•
Education.   This market segment consists of elementary and secondary schools, career technical education programs in high schools, colleges and universities, post-secondary vocational schools, and all teachers and students. We offer customers in this market segment industry-leading tools and technologies for video, audio and music that enable students to unleash their creativity and be prepared to succeed in a digital workplace. Our solutions support the diverse technical environments found in schools and on campuses. We sell directly into this market segment using our dedicated education sales force and via e-commerce, as well as through distributors and resellers.

•
Creative Enthusiasts.  This market segment is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.” For individuals in this market segment, we offer powerful, user-friendly video and audio solutions at an affordable price. These solutions are specifically designed for the home desktop or studio and have rich feature sets but minimal learning curves. We sell into this market segment through storefront and on-line retailers, through specialized resellers and directly via e-commerce.

•
Independent Professionals.  This market segment is made up of artists and independent professionals who earn or aspire to make a full- or part-time living by engaging in filmmaking, composing, video or music production, live sound performances, or disc-jockeying. We provide scalable, innovative solutions to this market segment that allow creative independents to pursue their artistic visions with professional-grade tools at affordable prices. These powerful, feature-rich solutions are accessible to persons of varying skill and sophistication levels. We sell into this market segment through storefront and on-line retailers, through specialized resellers and directly via e-commerce.

•
Government and Commercial.  This market segment comprises corporate and industrial users, government agencies, houses of worship and live sound managers.  We offer comprehensive, integrated and professional product solutions to these customers, whether media creation is their primary business or only an ancillary activity. We also provide a complementary array of professional and consulting services that draw upon our deep domain expertise. We primarily sell into the Commercial market segment through resellers and directly to Government agencies.

•
Post Facilities.  This market segment consists of both enterprise-class and boutique, independent post production facilities that offer services for the creation of music, film and television content. For this market segment, we offer a wide range of innovative products and solutions, including hardware and software-based creative production tools, scalable media storage options and collaborative workflows. Our extensive domain expertise also allows us to provide customers in this market segment with a broad range of professional services.  We sell into this market segment through our direct sales force and resellers.

•
Broadcast.  This market segment comprises both large- and small-scale public and private broadcasters and media groups. For customers in this market segment, we offer an array of broadcast production, content creation, automation and graphics solutions. These solutions provide leading, open-architecture technologies that enable efficient and flexible end-to-end workflows. We sell into this market segment through our direct sales force, system integrators and value-added resellers.

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

Video Products

Professional Video-Editing Solutions

We offer a wide range of professional digital, nonlinear software and hardware video-editing solutions. Our Media Composer product line is widely used to edit television programs, commercials and films, while our NewsCutter and iNews Instinct editors are designed for the fast-paced world of news production. Avid Symphony Nitris DX and Avid DS are used during the “online” or “finishing” stage of post production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks.

Our professional video-editing solutions accounted for approximately 13%, 14% and 15% of our consolidated net revenues for 2009, 2008 and 2007, respectively.

Consumer Video-Editing Software

Our consumer video-editing products, including Pinnacle Studio and Dazzle, provide consumers and entry-level videographers with the ability to easily create professional-looking videos. Our Pinnacle Studio product line is available in three configurations, Pinnacle Studio, Pinnacle Studio Plus and Pinnacle Studio Ultimate. Pinnacle Studio is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends. Pinnacle Studio Plus and Pinnacle Studio Ultimate offer additional features such as high-definition editing and output that are intended for advanced video enthusiasts who require greater power, control and quality to create more professional looking results.

Broadcast Newsroom Solutions

Our broadcast newsroom graphics, ingest, play-to-air and automation device control solutions are designed to assist broadcasters as they bring programs from concept to air. These products accelerate the production process by enabling broadcasters to automate the control of ingest devices, manage teams of broadcast journalists and editors, assemble stories into news programs, develop and deliver real-time graphics for broadcast television, and automate the process of playing television programming to air. Our on-air solutions include our Deko, iNews, Sundance Digital and AirSpeed product lines.

Storage and Workflow Solutions

Avid Interplay is our scalable production asset management solution, designed to enable large-scale collaboration and workflow automation for our post production and broadcast customers. Interplay provides the core infrastructure that links creative content production teams by integrating asset management, workflow automation and security control. Interplay's modular architecture connects our editing solutions, storage solutions and ingest and playout devices to automate complex workflow processes, so that users can focus on creating content rather than spending resources on technical administration.

Our Avid Unity shared storage systems are modular and scalable and enable creative professionals to collaborate on a wide range of digital formats. This product line includes the enterprise-class Avid Unity ISIS system, which provides high capacity, redundant storage to large numbers of users based on industry-standard networking, and Avid Unity MediaNetwork, which is optimized for smaller workgroups requiring high-performance collaboration.

On January 5, 2010, the Company acquired Blue Order Solutions AG. Blue Order’s enterprise media asset management platform, Media Archive, provides users with the ability to easily access and use a wide range of media content, establish collaborative and automated workflows, and manage intellectual property assets more efficiently.

Our video storage and workflow solutions accounted for approximately 16%, 16% and 15% of our consolidated net revenues in 2009, 2008 and 2007, respectively.

Audio Products

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals or aspiring professionals in music, film, television, radio, multimedia and Internet production environments.

Aspiring or working professionals can combine our Pro Tools LE or M-Powered software with our musical instrument digital interface, or MIDI, keyboards/controllers, desktop studio monitor speakers and a wide variety of third-party products to create music and record and mix audio on their personal computers. Our Pro Tools|HD workstations are designed for the environments in which established professionals work — creative music production, broadcast, post production and commercial business settings. These systems combine the processing power available from integrated digital signal processor hardware and a computer’s internal processor core to provide scalable power on demand.

Pro Tools solutions accounted for approximately 17%, 14% and 15% of our consolidated net revenues in 2009, 2008 and 2007, respectively.

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

Live Systems Products

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

We also provide the Torq computer-based disc jockey performance software package. When combined with our purpose-built M-Audio branded disc jockey hardware interfaces, Torq offers the flexibility and immediacy of digital music with the traditional interaction model and improvisational potential of vinyl recordings on turntables.

Customer Support and Professional Services

Our customer success and professional services organizations provide software and application support and professional services. Our teams of in-house and contract professionals are dedicated to helping our customers improve efficiencies and realize the full potential of our products and solutions. Our customer success team provides online and telephone support and access to software upgrades for customers whose products are under warranty or covered by a maintenance contract. Our professional services team provides installation, integration, planning, consulting and training services. Our services revenues are derived primarily from sales of maintenance contracts.

Customer support and professional services revenues accounted for approximately 19%, 15% and 13% of our consolidated net revenues in 2009, 2008 and 2007, respectively.

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

Our professional Video products compete with products offered by Apple, Autodesk, Inc., Bit Central, Inc., Harris Corporation, Quantel Inc., Sony and Thomson Grass Valley in most of our markets. Our consumer video-editing products compete with software products offered by Adobe and Sony, as well as Corel Corporation, Sonic Solutions and Magic AG.

Our Audio products compete with products offered by Apple and Yamaha Corporation in many of our market segments. Other companies that compete with our Audio offerings include Loud Technologies, Inc. and Roland Corporation.

SALES AND SERVICE CHANNELS

We market and sell our solutions through a combination of direct and indirect sales channels, the latter of which include a global network of independent distributors, value-added resellers, dealers and retailers. Our direct sales channel consists of internal sales representatives serving select customers and market segments, as well as our e-commerce sales programs. Net revenues derived through indirect channels were approximately 67% for 2009, compared to 70% for both 2008 and 2007.

We have significant international operations with offices in 22 countries around the world. Revenues from our international operations accounted for 58%, 61% and 58%, respectively, of our consolidated net revenues for 2009, 2008 and 2007.

We generally ship our products shortly after the receipt of an order, which is typical for our industry. Historically, a high percentage of our revenues has been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Accordingly, orders may exist at the end of a quarter that have not been shipped and have not been recognized as revenues. Backlog that may exist at the end of any quarter is not a reliable indicator of future sales levels.

We have historically experienced increased sales for our consumer video-editing products and certain of our Audio products in the fourth quarter due to holiday season demand. In the fourth quarter of 2008, we did not experience a sequential increase in these sales, which we believe was largely the result of unfavorable macroeconomic conditions. In the fourth quarter of 2009, coincident with a modest improvement in the macroeconomic conditions, we once again experienced a sequential increase in sales for certain of these products. The historical patterns should not be considered a reliable indicator of future sales levels.

We provide customer service and support directly through regional support centers and major-market field service representatives and indirectly through dealers, value-added resellers and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including telephone and online technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to support services, we offer a broad array of professional services and customer training. Training is also available at Avid-certified training centers around the world.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on a network of contractors around the globe to manufacture some of our products, components and subassemblies. Our products undergo testing and quality assurance at the final assembly stage. We depend on sole-source vendors for certain key hardware components. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this annual report.

Our company-operated manufacturing operations are currently located in: Tewksbury, Massachusetts; Dublin, Ireland; and Mountain View, California. During 2010, our Tewksbury manufacturing operations will relocate to newly leased facilities in Burlington, Massachusetts.

Avid Green Initiative

We provide for the recycling of our products and removal of specific toxic substances that may be found in our products as required by environmental regulations. During 2007, we hired a corporate environmental manager, who initially focused on the Waste Electrical and Electronic Equipment Directive, or WEEE, and Restriction of the use of certain Hazardous Substances in electrical and electronic equipment, or RoHS, compliance initiatives. Since that time, we have continued to develop our “Design for Environment” program, which incorporates environmental considerations into products from initial concept to end-of-life, as well as our Corporate Environment Management System.

In early 2010, we released our Avid Environmental Policy, which is based on the principle that it is our responsibility to minimize our impact on the environment and establishes the following environmental goals:

•	Endorse product stewardship by adopting and integrating Design for Environment practices to ensure minimal environmental impact throughout the product lifecycle.

•	Promote environmental responsibility in our supply chain.

•	Adopt the principles of reduce, reuse, and recycle while promoting waste-reduction programs in our global operations.

•	Build an Environmental Management System that ensures:

•	goals are established and monitored;
•	processes and technologies are continually reviewed for best practices;
•	process improvements are continuously championed; and
•	all employees are aware of and responsible for maintaining environmentally sound business practices.

•	Continue compliance with global laws and directives affecting our products and operations.

In 2009, 2008 and 2007, we incurred costs of approximately $0.7 million, $0.7 million and $0.6 million, respectively, directly related to our environmental programs. We expect our 2010 environmental costs to remain approximately the same as our 2009 costs.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2009, we held 201 U.S. patents, with expiration dates through 2027, and had 49 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Media Composer, NewsCutter, Digidesign, Pro Tools, M-Audio and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain copy-protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. This problem is particularly acute in some of the international markets in which we operate.

RESEARCH AND DEVELOPMENT

We are committed to delivering best-in-class digital media content-creation solutions market-tailored to the unique needs, skills and sophistication levels of our target customer market segments. We are known as a pioneer and innovator of digital media content-creation solutions with research and development, or R&D, centers around the globe. Our R&D efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Macintosh and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we are offshoring an increasing portion of certain R&D projects to internationally based partners. Our R&D expenditures for 2009, 2008 and 2007 were $121.0 million, $148.6 million and $150.7 million, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this annual report.

Our company-operated R&D operations are located in: Tewksbury, Massachusetts; Daly City, California; Mountain View, California; Irwindale, California; Madison, Wisconsin; Munich, Germany; Kaiserslautern, Germany; and London, England. During 2010, our Tewksbury R&D operations will be relocated to newly leased facilities in Burlington, Massachusetts.

OPERATIONS

We are currently headquartered in Tewksbury, Massachusetts, with operations in the United States, Canada, South America, Europe, Asia and Australia. During 2010, our headquarters will be relocated to recently leased facilities in Burlington, Massachusetts. We employed 2,142 people worldwide at December 31, 2009.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as practicable after filing with the Securities and Exchange Commission. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website at www.sec.gov.

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

To succeed in our market, we must deliver innovation. Innovation requires both that we accurately predict future market trends and customer expectations and that we possess the flexibility and nimbleness to quickly adapt our product roadmap and development efforts in response. Predicting market trends is difficult, as our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, our ability to innovate and capture customer demand will suffer and our financial performance and market reputation will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only a handful of possible innovations as a result of limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations. We additionally have the challenge of protecting our product roadmap and new product initiatives from leaks to competitors that might reduce or eliminate any innovative edge that we seek to gain.

Our revenues and operating results depend on several variables and may fluctuate from period to period.

Our revenues and operating results depend on several variables, which include, but are not limited to:

•	timing and market acceptance of new product introductions by us and our competitors;

•	competitive pressure on product pricing;

•	mix of products and services sold;

•	our ability to recognize revenues from large or enterprise-wide sales;

•	length of sales cycles and associated costs;

•	global macroeconomic conditions;

•	changes in operating expenses;

•	changes in foreign currency exchange rates;

•	reliance on third-party reseller and distribution channels;

•	remedial costs and reputational harm associated with product defects or errors;

•	cost of third-party technology or components incorporated into or bundled with products sold;

•	seasonal factors, such as higher consumer demand at year-end; and

•	price protections and provisions for inventory obsolescence extended to resellers and distributors.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

We expect the global economic downturn to continue to have a negative impact on our business, although the magnitude of that impact is uncertain.

We believe that the global economic downturn negatively affected our revenues and operating results in 2009. Although we are unable to predict future economic conditions or the magnitude of the downturn’s impact on our business, global economic activity is expected to remain slow. To the extent our customers’ businesses have been or expect to be negatively impacted by the economic downturn, we anticipate that they may delay or postpone purchases of our solutions. Of additional concern, certain of our professional customers rely on credit to finance purchases of our solutions, including through third-party leasing arrangements that we offer. Credit markets remain constrained by historic standards; to the extent credit is unavailable, even customers otherwise willing to proceed with purchases might be unable to do so unless or until they are able to arrange for alternative financing. Additionally, certain of our customers have become insolvent, and others may become so in the future. To the extent our customers suffer from lack of liquidity or become insolvent, our sales cycles may lengthen and our accounts receivable collection rates may suffer, which would negatively affect our revenues, or, in some circumstances, we may have to consider extended or alternative payment arrangements, which could delay revenue recognition.

We may also be affected to the extent the economic downturn continues to negatively impact our resellers and distributors. Our resellers and distributors have in some cases, and may in the future, reduce on-hand inventory of our products as a precaution. The downturn has also caused certain of our resellers and distributors, and may cause others, particularly in the retail sector, to seek bankruptcy protection. With respect to any reseller or distributor that enters bankruptcy, we may be unable to collect from that reseller or distributor monies due to us or arrange for the return of unsold inventory.

As the media industry evolves, our customers’ needs, businesses and revenue models will change in ways that may deviate from our traditional strengths, making our existing products and solutions less relevant.

The media content creation industry is rapidly transforming. Content distribution models and consumption habits have changed dramatically in just the last five years. With increasing amounts of free content and minimal entry costs for creation and distribution, our traditional customers’ industries and businesses are changing, and consequently their relationships with us may change significantly. Our business customers require vendors that can provide them with tools to help manage a growing number of media assets and distribution channels, while also reducing their costs. Our consumer customers increasingly look to participate in new ways in this media revolution. Our future success depends on our ability to develop products that effectively satisfy these demands. Our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service. Open platforms, online collaboration tools, and cloud computing are replacing the traditional business infrastructures and maintenance, which we currently provide to them. Traditional advertising channels face competition from web and mobile platforms. Diminished revenue from traditional advertising will cause some customers’ budgets for purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer segment for us. If we are unable to stay ahead of or adapt to the changes in our customers’ businesses, our future financial performance will suffer.

The market segments in which we operate are highly competitive, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive market segments characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, or price their products more aggressively than we can.

Our efforts to transform our business may not yield the intended results of improved financial performance and increased returns for our stockholders.

We are in the process of a significant transformation that began in 2008 and includes, among other things, a new corporate strategy, reorganization of our internal structure, the improvement of operational efficiencies and a reduction in the size of our workforce. Although the majority of our transformation activities are complete, the effects of the transformation are yet to be fully determined. While we undertook these activities with the goals of improving our financial performance and creating greater returns for our stockholders, they may ultimately prove to be misdirected and insufficient or ill-timed, and we cannot be certain that they will yield the intended results.

Our engagement of contractors for product development and manufacturing may reduce our control over those activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation.

We outsource a portion of our software development and our hardware design and manufacturing to contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences further complicate effective management of contractors that are located offshore. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. Pricing terms offered by certain contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. Some of our contractor relationships are based in contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

Many of our contractors require access to our intellectual property and confidential information to perform their services. Protection of these assets in relevant offshore locations is significantly less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. Although these various safeguards provide reasonable assurance of protection, they may be inadequate to prevent breaches in all circumstances. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

Certain of our contractor relationships involve complex and mission-critical dependencies. If any of the preceding risks were to occur, we might not be able to rapidly wind down these relationships or quickly transition to alternative providers.

We have incurred net losses in each of our three most recently completed fiscal years and we may continue to incur net losses in future periods.

We have incurred, on the basis of U.S. generally accepted accounting principles, net losses in each of the past three fiscal years: $68.4 million in 2009, $198.2 million in 2008, and $8.0 million in 2007. These losses, among other things, adversely affect our stockholders’ equity and working capital. These losses, and the principal factors or components underlying them, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. Although, as discussed above, we have undertaken efforts to transform our operations, we cannot be certain when, or if, our operations will return to profitability.

Our success depends in part on our ability to retain competent and skilled management and technical personnel.

As part of our recent and ongoing transformation efforts, we have established a new management team and continue to restructure our internal organization. Although we believe that we have the competencies and skill sets necessary to succeed long term, our ability to do so will depend in part upon our ability to retain our management and technical personnel in competitive job markets. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. The value of these bonuses and awards are typically tied to our financial performance or stock price. To the extent our financial performance or stock price declines, the value of these bonuses or awards, together with their usefulness as retention mechanisms, may be diminished or eliminated. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. Nonetheless, our competitors may in some instances be able to offer a more dynamic work environment or more opportunities to work with cutting-edge technology.

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

As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer market segments or will allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	distraction of management’s attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and other intangible assets;

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal contingencies; and

•	potential dilution to existing stockholders if we issue common stock or other equity rights in the acquisition.

We obtain certain hardware product components under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for certain hardware product components, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced components. If any of our sole-source suppliers were to cease, suspend or otherwise limit production or shipment of components, or adversely modify supply terms or pricing, our ability to manufacture, distribute and service our finished hardware products may be impaired. We cannot be certain that we will be able to obtain sole-sourced components, or acceptable substitutes, from alternative suppliers or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component.

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

Our future results could be materially adversely affected if we are accused of or found to be infringing third parties’ intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may inadvertently infringe the patents or other intellectual property rights of third parties. Third parties contact us from time to time alleging that our products infringe their intellectual property rights. Allegations from opportunistic patent owners often lack merit and are undertaken with the goal of inducing the alleged infringer into a quick settlement to thereby spare the alleged infringer the nuisance and expense of legal discovery and a trial. Our general practice is to mount a vigorous defense against any claim that we believe lacks merit and eschew a quick settlement. This practice may cause us to incur significant legal defense costs that could have a negative impact on our operating results. With respect to legitimate allegations, our general practice is to negotiate licenses to the patented inventions as appropriate, which may include back-royalties to compensate for past use or distribution of the patented invention. Additional royalties will increase our cost-of-goods-sold and reduce our operating results. To the extent licenses are not available to us on commercially reasonable terms or at all, we may be required to expend considerable time and resources to develop a non-infringing alternative. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

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

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets results in lost revenues to us and thereby ultimately reduces their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, the legal regimes of certain countries in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated.

Our revenues and operating results depend significantly on our third-party reseller and distribution channels.

We distribute many of our products indirectly through third-party resellers and distributors. Relatively few resellers and distributors account for a significant portion of our consumer revenues. The loss of one or more of these or other key resellers or distributors may significantly reduce our revenues. To the extent we distribute our products directly to end-user customers, we may be in competition with our resellers and distributors. In response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors’ products in addition to, or in place of, ours. Certain of our resellers and distributors have limited rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns and exchanges, and credits for price protection, are recorded as a reduction of revenues upon applicable product shipment, and are based upon our historical experience. To date, actual returns of relevant products have not differed materially from our management’s estimates. To the extent that returns exceed estimates, our revenues and operating results may be adversely affected.

A catastrophic event may significantly limit our ability to conduct business as normal.

We operate a complex, geographically dispersed business, which includes a significant personnel and facilities presence in California near major earthquake fault lines. We may not have a sufficiently comprehensive enterprise-wide disaster recovery plan in place, and we are predominantly uninsured for losses and disruptions caused by catastrophic events. Disruption or failure of our networks or systems, or injury or damage to our personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our ability to conduct business as normal, including our ability to communicate and transact with our customers, suppliers, distributors and resellers, and negatively affect our revenues and operating results. Additionally, a catastrophic event could cause us to suspend all or a portion of our operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and materiel to alternate facilities that may not be available or adequate. A prolonged disruption of our business could damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time.

Our products may experience quality issues that could negatively impact our customer relationships, our market reputation and our operating results.

Our software products, as is typical of sophisticated, complex software, occasionally include coding defects or errors (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. Although we employ quality control measures, those measures are not designed or intended to detect and remedy all defects. The time and resources available to devote to quality control measures are, in part, dependent on other business considerations, such as meeting customer expectations with respect to release schedules. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense.

Our global brand alignment effort could affect customer acceptance of certain rebranded products, thereby impacting our future success.

We have undergone an effort to achieve global brand alignment as part of the effort to transform our business that is discussed above. This effort is still underway, and brand migration poses risks of both business disruption and customer acceptance, particularly with respect to acquired legacy brands that we are assimilating into the Avid brand. Our customer outreach and similar efforts may not mitigate fully the risks of our branding efforts, which may lead to reductions in revenues in some markets, which may adversely affect our business, financial position and results of operations, and could cause the market value of our common stock to decline.

We may incur financial and operational risk in connection with the move of our headquarters from Tewksbury, Massachusetts to Burlington, Massachusetts.

In November 2009, we announced plans to move our corporate headquarters to Burlington, Massachusetts from Tewksbury, Massachusetts. In connection with the move, we have signed three lease agreements for approximately 200,000 square feet of space in three existing structures. We anticipate that the move will occur in the second quarter of 2010, and will require the significant build-out, both within and without the existing structures, of customer-facing, training, office, and research and development space. Risks associated with the relocation include delays in receiving necessary permits and approvals, the failure of contractors to meet agreed construction milestones, the disruption of our ongoing business, distraction of management and employees, and the possible loss of key employees who may be unable or unwilling to work in the new location. Additionally, while we expect the relocation to result in estimated annual cash savings, savings from relocating a facility can be highly variable and uncertain. Furthermore, under the terms of the lease of our current headquarters, prior to vacating the premises we are obligated to cover certain campus restoration costs, the scope of which is currently uncertain.

Lengthy procurement lead times and unpredictable life cycles and customer demand for some of our products may result in significant inventory risks.

With respect to many of our products, we must procure component parts and build finished inventory far in advance of product shipments. Certain of these products may have unpredictable life cycles and encounter rapid technological obsolescence as a result of dynamic market conditions. We procure product components and build inventory based upon our forecasts of product life cycle and customer demand. If we are unable to accurately forecast product life cycle and customer demand or unable to manage our inventory levels in response to shifts in customer demand, the result may be insufficient, excess or obsolete product inventory. Insufficient product inventory may impair our ability to fulfill product orders and negatively affect our revenues, while excess or obsolete inventory may require a write-down on products and components to their net realizable value, which would negatively affect our results of operations.

Qualifying and supporting our products on multiple computer platforms is time-consuming and expensive.

Hardware and operating systems change rapidly in our industry, and changes made by our suppliers can adversely affect the operation of our products. We devote significant time and resources to support state of the art computer platforms. These efforts may add significantly to our development expenses and adversely affect our operating results. Failure to achieve qualification on a timely basis may additionally adversely affect our operating results.

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

Our principal corporate and administrative offices, as well as significant Video R&D and manufacturing activities, are located in three adjacent buildings in an office park located in Tewksbury, Massachusetts. Our leases on these buildings expire in June 2010. In November 2009, we signed leases for new corporate office space in Burlington, Massachusetts. The leases for these facilities expire in May 2020. We plan to relocate our Tewksbury operations to the Burlington, Massachusetts facilities during 2010.

We also lease office space in Daly City, California, primarily for R&D and sales and marketing activities, and in Mountain View, California, primarily for R&D, product management and manufacturing activities. We lease facilities in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and a facility in Dublin, Ireland for the manufacture and distribution of our products in Europe. We also lease a facility in Singapore for our Asian headquarters.

The above descriptions of our properties are based on the primary functions located at each facility based on our historical business structure. Effective January 1, 2009, as a result of changes in our business unit structure and consolidation of operations, several of our facilities began to increasingly support more than one of our reporting segments.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2009 and 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$12.18	$8.40	$28.38	$17.61
Second Quarter	$15.48	$9.00	$25.61	$16.97
Third Quarter	$15.29	$10.81	$29.91	$16.60
Fourth Quarter	$15.42	$11.52	$25.00	$9.68

On March 11, 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.51 per share. The approximate number of holders of record of our common stock at March 2, 2010 was 432. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended December 31, 2009:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
October 1 – October 31, 2009	–	–	–	$80,325,905
November 1 – November 30, 2009	–	–	–	$80,325,905
December 1 – December 31, 2009	1,982	$12.46	–	$80,325,905
	1,982	$12.46	–	$80,325,905

(a)
In December 2009, we repurchased 1,982 shares of restricted stock for $12.46 per share from an employee to pay required withholding taxes upon the vesting of restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

(b)
In April 2007, we initiated a stock repurchase program which ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At December 31, 2009, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock were repurchased under this program in 2009.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2004 through December 31, 2009 with the cumulative return during the period for:

•	the NASDAQ Computer, Data Processing Index, and

•	the NASDAQ Index (all companies traded on NASDAQ Capital, Global or Global Select Markets).

This comparison assumes the investment of $100 on December 31, 2004 in our common stock, the NASDAQ Market Index and the NASDAQ Computer, Data Processing Index and assumes that dividends, if any, were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected condensed consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this filing. See Note G to our Consolidated Financial Statements in Item 8 for information regarding our acquisitions and divestitures that affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands except per share data)

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Net revenues	$628,970	$844,901	$929,570	$910,578	$775,443
Cost of revenues	305,948	452,476	480,427	465,894	364,687
Gross profit	323,022	392,425	449,143	444,684	410,756
Operating expenses:
Research and development	120,989	148,598	150,707	141,363	111,334
Marketing and selling	173,601	208,735	210,456	203,967	170,787
General and administrative	61,087	78,591	77,463	63,250	47,147
Amortization of intangible assets	10,511	12,854	13,726	14,460	9,194
Impairment of goodwill and intangible assets	—	129,972	—	53,000	—
Restructuring costs, net	26,873	25,412	9,410	2,613	3,155
In-process research and development	—	—	—	879	32,390
Gain on sale of assets	(155)	(13,287)	—	—	—
Total operating expenses	392,906	590,875	461,762	479,532	374,007
Operating income (loss)	(69,884)	(198,450)	(12,619)	(34,848)	36,749
Interest and other income, net	(123)	2,936	7,637	7,274	5,586
Income (loss) before income taxes	(70,007)	(195,514)	(4,982)	(27,574)	42,335
(Benefit from) provision for income taxes	(1,652)	2,663	2,997	15,353	8,355
Net income (loss)	$(68,355)	$(198,177)	$(7,979)	$(42,927)	$33,980

Net income (loss) per common share – basic	$(1.83)	$(5.28)	$(0.19)	$(1.03)	$0.90
Net income (loss) per common share – diluted	$(1.83)	$(5.28)	$(0.19)	$(1.03)	$0.86

Weighted-average common shares outstanding - basic	37,293	37,556	40,974	41,736	37,762
Weighted-average common shares outstanding - diluted	37,293	37,556	40,974	41,736	39,517

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Cash, cash equivalents and marketable securities	$108,877	$147,694	$224,460	$172,107	$238,430
Working capital	143,499	191,838	308,589	287,757	299,276
Total assets	611,038	703,585	1,005,953	997,034	1,062,046
Long-term liabilities	14,483	11,823	17,495	20,471	20,048
Total stockholders' equity	443,118	492,655	779,783	780,381	839,597

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to 2009 and since our acquisition of Pinnacle in 2005, our organizational structure was based on three strategic business units:  Professional Video, Audio and Consumer Video. As part of our transformation, we combined our Professional Video and Consumer Video business units into one Video reporting unit and consolidated our sales and marketing team into a single customer-facing organization, which better aligns our business structure with the realities of many of our customers who either depend on, or would benefit from, an integrated solution that encompasses multiple Avid product and brand families. These changes also enable us to leverage our deep domain expertise, brand recognition and technology synergies across customer market segments. Our reporting structure in 2009 was based on two strategic business units Video and Audio, which equated to our reporting units. We are reporting our financial results in this annual report with reference to these two reportable segments to reflect the way we operated in 2009.

In the later part of 2009, we completed the reorganization of our business around functional groups rather than product categories. Based on a preliminary assessment of our segment reporting for 2010, we expect to report based on one reportable segment starting January 1, 2010.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
Net revenues:
Product revenues	81.0%	84.5%	86.7%
Services revenues	19.0%	15.5%	13.3%
Total revenues	100.0%	100.0%	100.0%

Cost of revenues	48.6%	53.6%	51.7%
Gross margin	51.4%	46.4%	48.3%
Operating expenses:
Research and development	19.2%	17.6%	16.2%
Marketing and selling	27.6%	24.7%	22.7%
General and administrative	9.7%	9.3%	8.3%
Amortization of intangible assets	1.7%	1.5%	1.5%
Impairment of goodwill and intangible assets	—	15.4%	—
Restructuring costs, net	4.3%	3.0%	1.0%
Gain on sale of assets	(0.0%)	(1.6%)	—
Total operating expenses	62.5%	69.9%	49.7%
Operating loss	(11.1%)	(23.5%)	(1.4%)
Interest and other income (expense), net	(0.0%)	0.3%	0.8%
Loss before income taxes	(11.1%)	(23.2%)	(0.6%)
(Benefit from) provision for income taxes	(0.2%)	0.3%	0.3%
Net loss	(10.9%)	(23.5%)	(0.9%)

Total net revenues for the year ended December 31, 2009 were $629.0 million, a decrease of $215.9 million, or 26%, compared to the year ended December 31, 2008. Compared to 2008, Video revenues decreased 32% and Audio revenues decreased 13%. Of the $176.7 million decrease in 2009 Video revenues, $59.6 million was attributable to divested or exited product lines, including our Softimage 3D animation and PCTV product lines divested in the fourth quarter of 2008. We believe the remaining Video decrease of $117.1 million and the Audio decrease of $39.2 million, both primarily due to lower sales volumes, were largely attributable to unfavorable macroeconomic conditions. The revenues of each business unit are discussed in further detail in the section titled “Results of Operations” below.

Our gross margin for the year ended December 31, 2009 improved to 51.4%, compared to 46.4% for 2008. This improvement was largely the result of our transition to a single company-wide production and delivery organization and the divestiture of lower-margin products discussed above. Revised estimates for royalty accruals resulting in favorable adjustments in 2009 were also a significant contributing factor to the gross margin improvement.

For the year ended December 31, 2009, we incurred a net loss of $68.4 million, compared to a net loss of $198.2 million for 2008. The net loss for 2009 included charges of $12.5 million for acquisition-related intangible asset amortization, $27.7 million for restructuring costs and $4.2 million related to acquisition activities. The net loss for 2008 included charges of $130.0 million for impairment of acquisition-related goodwill and intangible assets, $20.4 million for acquisition-related intangible asset amortization and $27.3 million for restructuring costs, partially offset by gains related to product divestitures totaling $13.3 million. The 2008 charges of $130.0 million for impairment of acquisition-related goodwill and intangible assets were composed of goodwill impairment losses of $54.6 million and $64.3 million for our former Consumer Video segment and Audio segment, respectively, and impairment losses for Consumer Video intangible assets of $11.1 million. See Note G to our Consolidated Financial Statements in Item 8 for further information regarding our 2008 impairment losses.

During the fourth quarter of 2008, we initiated a company-wide restructuring plan that, through the second quarter of 2009, resulted in a reduction in force of more than 500 positions, including employees associated with product line divestitures, and the closure of all or parts of twelve facilities worldwide. During the third and fourth quarters of 2009, as a result of the expanded use of our internationally based partners for R&D projects and our desire to better align our 2010 cost structure with revenue expectations, we broadened the restructuring plan to include additional reductions in force of approximately 320 positions and the closure of one floor of our Audio segment’s Daly City, California facility.

In connection with restructuring actions initiated in the fourth quarter of 2008 and throughout 2009, we have incurred or expect to incur total restructuring charges of approximately $53 million, which primarily represent cash expenditures. We expect annual cost savings of approximately $80 million to result from these actions, some of which are already reflected in our 2009 results. Cash expenditures resulting from restructuring obligations totaled approximately $25.8 million during 2009. We may engage in additional cost reduction programs, including restructuring actions, in the future as a result of changing economic conditions as well as our ongoing business transformation.

We derive a significant percentage of our revenues from sales to customers outside the United States. International sales accounted for 58% of our consolidated net revenues in 2009, compared to 61% and 58% of our consolidated net revenues for 2008 and 2007, respectively. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the customers. Changes in foreign currency exchange rates often materially affect, either positively or adversely, our revenues, net income and cash flow.

See “Risk Factors” in Item 1A of this annual report for additional risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following:  revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and other intangible assets; divestitures; and income tax assets and liabilities. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

We generally recognize revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, subtopic 985-605, Software – Revenue Recognition (formerly Statement of Position 97-2, Software Revenue Recognition), are met. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, we often receive multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where we consider our services to be non-routine or essential to the delivered products, we record revenues upon satisfying the criteria of ASC subtopic 985-605 and obtaining customer acceptance. Within our Video segment and much of our Audio segment, we follow the guidance of ASC subtopic 985-605 for revenue recognition because our products and services are software or software-related.

However, for certain offerings in our Audio segment, software is incidental to the delivered products and services. For these products, we record revenues based on satisfying the criteria in ASC subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables), and Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.

We use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair values of the undelivered elements, typically professional services, maintenance or both, are deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, for certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that the renewal price is substantive. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects our recent pricing experience. We are required to exercise judgment in determining whether fair value exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

In most cases, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and does not have to be performed by us. However, certain transactions for our Video products, typically complex solution sales that include a significant number of products and that may involve multiple customer sites, require us to perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenues for either the products shipped or the services performed until the installation is complete. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received or the acceptance period has lapsed.

Technical support, enhancements and unspecified upgrades typically are provided at no additional charge during an initial warranty period (generally between 30 days and twelve months), which precedes commencement of any maintenance contracts. We defer the fair value of this support and recognize the related revenues ratably over the initial warranty period. We also from time to time offer certain customers free upgrades or specified future products or enhancements. For each of these elements that is undelivered at the time of product shipment, and provided that we have vendor-specific objective evidence of fair value for the undelivered element, we defer the fair value of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

In 2009, approximately 67% of our revenues were derived from indirect sales channels, including authorized resellers and distributors. Within our Video segment, our resellers and distributors are generally not granted rights to return products to us after purchase, and actual product returns from them have been insignificant to date. However, certain Video and many of our Audio channel partners are offered limited rights of return, stock rotation and price protection. In accordance with ASC subtopic 605-15, Revenue Recognition – Products (formerly Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists), we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

A portion of our revenues from sales of consumer video-editing and audio products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners are recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

At the time of a sales transaction, we make an assessment of the collectibility of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on our credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC subtopic 985-605 and SAB 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. We are currently assessing the timing and method of adoption, as well as the possible impact of this guidance on our revenue recognition policies.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2009, we granted stock options as part of our key performer stock-based compensation program, as well as stock options and restricted stock units to newly hired employees. During 2008, we granted both stock options and restricted stock units as part of our key performer stock-based compensation program. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC topic 718, we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

In December 2007, we began issuing options to purchase shares of our common stock that had vesting based on market conditions, specifically Avid’s stock price, or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation.  During 2009, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2009, our annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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

In accordance with ASC subtopic 350-20, Intangibles – Goodwill and Others – Goodwill (formerly SFAS No. 142, Goodwill and Other Intangible Assets), we do not amortize goodwill. The goodwill impairment test prescribed by ASC 350-20 requires us to identify reporting units and to determine estimates of the fair values of our reporting units at the date we test for impairment. Our organizational structure in 2009 was based on two strategic business units, Video and Audio, which equated to our reporting units. Both reporting units include goodwill.

In our annual goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We generally use a discounted cash flow valuation model to determine the fair values of our reporting units. This model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit based on a constant growth valuation formula. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. We estimate the long-term discount rates based on our review of the weighted-average cost of capital and appropriate equity risk premium for each reporting unit. We also consider the reconciliation of our market capitalization to the total fair value of our reporting units. If a reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value.

We perform our annual goodwill impairment tests as of the end of the fourth quarter of each year. Our annual goodwill impairment testing in the fourth quarter of 2009 determined that no goodwill impairment existed. At December 31, 2009, the fair values of our Video and Audio reporting units exceeded their carrying values by 28% and 21%, respectively.

When events or circumstances exist that indicate the carrying value of a reporting unit’s goodwill may not be recoverable, we perform an interim goodwill impairment analysis. The interim analysis includes calculating the fair value of the reporting unit being tested using a model similar to that used for the annual goodwill impairment testing. The reporting unit’s calculated fair value is then allocated among its tangible and intangible assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The fair values of the intangible assets are estimated using various valuation models based on different approaches, such as the multi-period excess cash flows approach, royalty savings approach and avoided-cost approach. These approaches include assumptions for, among others, customer retention rates, trademark royalty rates, costs to complete in-process technology and long-term discount rates, all of which require significant judgments by management. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, we record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value.

Identifiable intangible assets are also tested for impairment in accordance with ASC section 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), if events or circumstances exist that indicate the carrying value of an asset may not be recoverable. The fair value of each asset is compared to its carrying value, and if the asset’s carrying value is not recoverable and exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Changes in business conditions or our assumptions could require that we record impairment charges related to our identifiable intangible assets.

Assumptions, judgments and estimates of future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or forecasts. Although we believe our past assumptions, judgments and estimates used in calculating fair values for goodwill and identifiable intangible asset impairment testing are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

Divestitures

When we measure the gain (loss) on sale of a disposal group that is part of a reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business, under the guidance of ASC topic 805, Business Combinations. In determining whether a disposal group constitutes a business, we consider whether the integrated set of activities and assets has the required inputs and processes to create outputs, and whether it’s capable of being conducted and managed as a business. If the disposal group is considered a business, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining.

As discussed in Note G to our Consolidated Financial Statements in Item 8, we completed the sales of the Softimage 3D animation and PCTV product lines in the fourth quarter of 2008. We determined that the Softimage 3D animation product line constituted a business; therefore, the gain on sale of this business includes an allocation of $15.8 million of goodwill from the former Professional Video reporting unit. Even though it was determined that the Softimage 3D animation product line constituted a business, we concluded that this business did not represent a component of our company that would require the presentation of the divestiture as a discontinued operation. We made this determination based on the fact that the Softimage 3D animation product line did not have operations or cash flows that were clearly distinguishable and largely independent from the rest of the Professional Video reporting unit. Also in the fourth quarter of 2008, we determined that the PCTV product line was not a business and, therefore, should not be reported as a discontinued operation based on the fact that the asset group sold would not be able to continue to conduct normal, self-sustaining operations. The application of different judgments or assumptions may have resulted in a material increase or decrease in the amount of gains or losses recorded for the sale of these assets.

In accordance with ASC section 360-10-45, Property, Plant and Equipment – Overall – Other Presentation Matters, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. ASC topic 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at December 31, 2009 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

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

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, it could have a negative impact on our results of operations or financial condition.

ASC topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on our unrecognized tax positions. At December 31, 2009 and 2008, we had gross unrecognized tax benefits, including interest, of $2.3 million and $3.7 million, respectively. At December 31, 2009 and 2008, $2.3 million and $1.4 million, respectively, represented the amount of unrecognized tax benefits that, if recognized, would have resulted in a reduction of our effective tax rate.

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing methodology is based on economic studies. The price charged for products, services and financing among our companies could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

RESULTS OF OPERATIONS

Net Revenues

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009 Net Revenues	% of Consolidated Net Revenues	2008 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$259,151	41.2%	$425,719	50.4%	($166,568)	(39.1%)
Services revenues	115,859	18.4%	125,987	14.9%	(10,128)	(8.0%)
Total	375,010	59.6%	551,706	65.3%	(176,696)	(32.0%)

Audio:
Product revenues	250,064	39.8%	288,513	34.1%	(38,449)	(13.3%)
Services revenues	3,896	0.6%	4,682	0.6%	(786)	(16.8%)
Total	253,960	40.4%	293,195	34.7%	(39,235)	(13.4%)

Total net revenues:	$628,970	100.0%	$844,901	100.0%	($215,931)	(25.6%)

Excluding a decrease of $53.4 million related to divested or exited product lines, Video product revenues for 2009 decreased $113.2 million. This decrease was the result of decreases in Video product revenues for all products in all geographic regions largely due to lower sales volumes, which we believe was largely the result of unfavorable macroeconomic conditions. Throughout 2009 for example, broadcasters were challenged by decreasing advertising revenues, and capital expenditure budgets for many of our customers have been reduced as a result of tight credit markets. Internationally, changes in currency exchange rates also contributed to the decrease in Video product revenues.

Video services revenues are derived primarily from maintenance contracts, professional and installation services, and training. Excluding a decrease of $6.2 million related to divested or exited product lines, Video services revenues for 2009 decreased $3.9 million. This decrease was primarily due to a decrease in maintenance revenues, which was primarily the result of lower average maintenance contract values. The decrease in maintenance revenues was partially offset by an increase in professional services revenues.

The decrease in Audio product revenues for 2009 was primarily due to lower revenues on lower volumes of our higher-end audio product lines, which we believe largely resulted from decreased capital expenditure budgets for our customers in this market segment. A proportionally larger decrease in Audio product revenues in Europe, which we believe were largely attributable to unfavorable macroeconomic conditions and changes in currency exchange rates, was also a significant contributing factor to the decrease in Audio product revenues.

Net revenues derived through indirect channels were approximately 67% and 70% of our consolidated net revenues for 2009 and 2008, respectively.

Sales to international customers accounted for 58% of our consolidated net revenues in 2009, compared to 61% in 2008. International sales decreased by $150.2 million, or 29%, from 2008 to 2009, which is reasonably consistent with our worldwide decrease of 26%. The decrease in international sales occurred in all geographic regions.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Net Revenues	% of Consolidated Net Revenues	2007 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video:
Product revenues	$425,719	50.4%	$489,371	52.6%	($63,652)	(13.0%)
Services revenues	125,987	14.9%	121,206	13.1%	4,781	3.9%
Total	551,706	65.3%	610,577	65.7%	(58,871)	(9.6%)

Audio:
Product revenues	288,513	34.1%	316,732	34.1%	(28,219)	(8.9%)
Services revenues	4,682	0.6%	2,261	0.2%	2,421	107.1%
Total	293,195	34.7%	318,993	34.3%	(25,798)	(8.1%)

Total net revenues:	$844,901	100.0%	$929,570	100.0%	($84,669)	(9.1%)

The decrease in Video product revenues in 2008 was primarily due to lower revenues from our video-editing products and, to a lesser extent, decreased revenues from large broadcast deals and consumer video products. We believe unfavorable macroeconomic conditions contributed significantly to the overall decrease in Video product revenues in 2008. In addition, the decrease in video-editing revenues was the result of both the slowdown in sales in early 2008 in anticipation of our new editor product set, which was released in June 2008, and the price reductions for our video editors announced in the first quarter of 2008. The effect of the price reductions was partially offset by higher unit volume sales for these products. The timing of customer acceptance and revenue recognition was also a contributing factor for the decrease in revenues from large broadcast deals in 2008. The decrease in consumer video product revenues in 2008 was primarily the result of decreased revenues from our PCTV products, largely due to changes in product mix, and lower overall revenues from consumer video products in the fourth quarter of 2008. The divestiture of our PCTV product line during the fourth quarter of 2008 caused a disruption in our consumer video distribution channels that not only affected revenues for our PCTV product line but for our consumer video-editing products as well.

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

The decrease in Audio product revenues in 2008 was primarily the result of decreased revenues from our home studio products, as well as a slowdown in sales of our professional integrated mixing console products. The decrease in revenues from our home studio products was due to increased competitive pressure and the lingering effects of temporary delays in the release of products compatible with a new version of the Mac OS X Leopard operating system. Products compatible with the new operating system were released late in the second quarter of 2008. We believe unfavorable macroeconomic conditions also contributed to the decrease in revenues for our home studio products and were the most significant factor in the slowdown in sales of our professional integrated mixing console products.

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

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired as part of the acquisitions that have taken place since 2004 and is described further in the Amortization of Intangible Assets section below. For 2009 and 2008, cost of revenues included restructuring charges of $0.8 million and $1.9 million, respectively, related to the write-down of inventory resulting from our decision to exit the PCTV product line. Similarly, for 2007, cost of revenues included a charge of $4.3 million related to the write-down of inventory resulting from our decision to exit the transmission server product line.

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

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009 Costs	Gross Margin	2008 Costs	Gross Margin	Change in Gross Margin %
Cost of products revenues	$243,362	52.2%	$369,186	48.3%	3.9%
Cost of services revenues	59,754	50.1%	73,888	43.5%	6.6%
Amortization of intangible assets	2,033	—	7,526	—	—
Restructuring costs	799	—	1,876	—	—
Total	$305,948	51.4%	$452,476	46.4%	5.0%

Our transition to a single company-wide production and delivery organization and the divestiture of lower-margin product lines were the most significant contributing factors to our improved product gross margins for 2009. In addition, revised estimates for royalty accruals resulting in favorable adjustments in 2009 were also a contributing factor. These improvements were partially offset by the impact on revenues of changes in foreign currency exchange rates.

The increase in services gross margin for 2009 primarily resulted from improved efficiencies in our customer success and professional services organizations related to our business transformation. The improved efficiencies were the result of the reorganization and consolidation of services activities and the related reductions in headcount.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Costs	Gross Margin	2007 Costs	Gross Margin	Change in Gross Margin %
Cost of products revenues	$369,186	48.3%	$390,725	51.5%	(3.2%)
Cost of services revenues	73,888	43.5%	68,529	44.5%	(1.0%)
Amortization of intangible assets	7,526	—	16,895	—	—
Restructuring costs	1,876	—	4,278	—	—
Total	$452,476	46.4%	$480,427	48.3%	(1.9%)

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

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Research and development	$120,989	$148,598	(27,609)	(18.6%)

As a percentage of net revenues	19.2%	17.6%	1.6%

The decrease in research and development expenses during 2009 was primarily due to decreased personnel-related costs of $23.3 million, resulting from reduced headcount. In addition, a $2.1 million decrease in computer hardware and supplies expenses was a contributing factor to the decrease. The increase in research and development expenses as a percentage of revenues in 2009 was the result of lower 2009 revenues.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Research and development	$148,598	$150,707	(2,109)	(1.4%)

As a percentage of net revenues	17.6%	16.2%	1.4%

The decrease in research and development expenses during 2008 was primarily due to lower hardware development and computer equipment costs, partially offset by higher facility and information technology infrastructure costs. Hardware development and computer equipment costs decreased $3.4 million, due to our increased focus on the development of high-end video-editing products during 2007, and the facility and information technology infrastructure costs increased by $1.4 million. The increase in research and development expenses as a percentage of revenues in 2008 was the result of lower 2008 revenues.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
Marketing and selling	$173,601	$208,735	($35,134)	(16.8%)

As a percentage of net revenues	27.6%	24.7%	2.9%

The decrease in marketing and selling expenses during 2009 was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; lower facility and information technology infrastructure costs; decreased travel and entertainment expenses; and favorable foreign exchange translations in 2009. Personnel-related costs decreased $16.3 million, primarily due to decreased headcount; advertising, tradeshow and other promotional expenses decreased $7.7 million; facility and information technology infrastructure costs decreased $3.8 million, primarily resulting from the closure of certain facilities and improved operating efficiencies related to our corporate transformation initiated in 2008; and travel and entertainment expenses decreased $2.9 million. Also during 2009, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $1.4 million, compared to net foreign exchange losses of ($1.0) million in 2008. The increase in marketing and selling expense as a percentage of revenues for 2009 was the result of lower 2009 revenues.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008 Expenses	2007 Expenses	Change	% Change
Marketing and selling	$208,735	$210,456	($1,721)	(0.8%)

As a percentage of net revenues	24.7%	22.7%	2.0%

The decrease in marketing and selling expenses during 2008 was largely due to lower advertising, tradeshow and other promotional expenses and lower facility and information technology infrastructure costs, partially offset by increased bad debt expenses and unfavorable foreign exchange translations in 2008. The decrease in advertising, tradeshow and other promotional expenses was $3.7 million, largely attributable to decreased spending on trade shows, while the decrease in facility and information technology infrastructure costs was $2.0 million. The increase in bad debt expense was $2.6 million, primarily due to increased payment defaults. Also during 2008, net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were ($1.0) million, compared to net foreign exchange gains of $1.3 million in 2007. The increase in marketing and selling expense as a percentage of revenues for 2008 was the result of lower 2008 revenues.

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

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009 Expenses	2008 Expenses	Change	% Change
General and administrative	$61,087	$78,591	($17,504)	(22.3%)

As a percentage of net revenues	9.7%	9.3%	0.4%

The decrease in general and administrative expenditures during 2009 was primarily due to lower personnel-related costs of $12.9 million, resulting from reduced headcount, and decreases in consulting and outside services costs of $9.3 million. The decrease in consulting costs was largely the result of the absence of consulting costs related to the strategic review and transformation of our business, which were present in 2008. These decreases were partially offset by increases of $4.2 million for mergers and acquisitions, or M&A, expenses and $2.7 million related to a revenue recognition investigation, both occurring in 2009. Starting in 2009 due to a change in accounting rules, we were required to expense diligence and transaction expenses related to M&A activities as they were incurred. The increase in general and administrative expense as a percentage of revenues for 2009 was the result of lower 2009 revenues.

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

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$ 2,033	$ 7,526	($5,493)	(73.0%)
Amortization of intangible assets recorded in operating expenses	10,511	12,854	(2,343)	(18.2%)
Total amortization of intangible assets	$12,544	$20,380	($7,836)	(38.4%)

As a percentage of net revenues	2.0%	2.4%	(0.4%)

The decrease in amortization of intangible assets recorded in cost of revenues was primarily the result of the completion during 2008 and early 2009 of the amortization of certain developed technologies related to our past acquisitions of Pinnacle, Sundance and M-Audio; partially offset by amortization resulting from the acquisition of MaxT Systems Inc. in the third quarter of 2009. The decrease in amortization recorded in operating expenses for the same period was primarily the result of the impairments of intangible assets recorded in 2008.

The unamortized balance of the identifiable intangible assets related to all acquisitions was $29.2 million at December 31, 2009. We expect amortization of these intangible assets to be approximately $9 million in 2010, $7 million in 2011, $4 million in 2012, $3 million in 2013, $2 million in 2014, and $4 million thereafter. See Note G to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

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

The decrease in amortization of intangible assets for 2008 was primarily the result of the completion during 2008 and 2007 of the amortization of certain developed technologies related to our acquisitions of Pinnacle, M-Audio and Medea, as well as lower amortization expenses due to the decrease and resulting write-down of the fair values of the former Consumer Video reporting unit’s trade name and customer relationships intangible assets during 2008.

Impairment of Goodwill and Intangible Assets

We perform our annual goodwill impairment analysis in the fourth quarter of each year in accordance with ASC subtopic 350-20 (formerly SFAS No. 142). Our annual goodwill analysis performed in the fourth quarter of 2009 determined that the fair values of our Video and Audio reporting units exceeded their carrying values by 28% and 21%, respectively, indicating there was no goodwill impairment for either reporting unit at December 31, 2009. The goodwill assigned to our Video and Audio reporting units totaled $150.3 million and $76.9 million, respectively, at December 31, 2009.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. At March 31, 2009 as a result of a decline in our stock price since our fourth quarter 2008 goodwill impairment testing, lower than expected first quarter 2009 revenues, and a reduction in our forecasted 2009 results, we performed an interim step one goodwill impairment test. The step one test indicated that no goodwill impairment existed at March 31, 2009.

In the fourth quarter of 2008 due to the significant decline in our stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of our PCTV product line, our annual goodwill testing determined that the carrying values of the Audio and former Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. Because the book values of the Audio and Consumer Video goodwill exceeded their implied fair values by approximately $64.3 million and $8.0 million, respectively, we recorded these amounts as impairment losses during the quarter ended December 31, 2008.

In September 2008, as a result of a decrease in market value for, and the expected sale of, our PCTV product line, which had historically accounted for a significant portion of former Consumer Video reporting unit revenues, we performed an interim impairment test on the goodwill assigned to our Consumer Video reporting unit. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, we recorded this amount as an impairment loss during the quarter ended September 30, 2008.

In connection with the goodwill impairment loss taken for the Audio and former Consumer Video reporting units in the fourth quarter of 2008, we also reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment in accordance with SFAS No. 144 (now ASC subtopic 360-10). This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within our company. The result of this analysis determined that the Consumer Video customer relationships and trade name intangible assets were impaired, and we recorded impairment losses of $5.6 million and $0.8 million, respectively, to write these assets down to their then-current fair values. The analysis for the Audio reporting unit determined that no impairment existed for that reporting unit’s identifiable intangible assets.

In connection with the goodwill impairment loss taken for the former Consumer Video reporting unit in the third quarter of 2008, we also tested the Consumer Video reporting unit’s identifiable intangible assets for impairment. As a result, we determined that the trade name intangible asset was impaired, and we recorded an impairment loss of $4.7 million to write this asset down to its then-current fair value.

See Note G to our Consolidated Financial Statements in Item 8 for further information on the goodwill assigned to each of our reporting segments and details of our identifiable intangible assets. For further information regarding our policy for testing goodwill and intangible asset impairment, including the methodologies, assumptions and estimates applied to our 2009 and 2008 impairment testing, please see our critical accounting policy for “Goodwill and Intangible Assets” found previously in this Item 7 under the heading “Critical Accounting Policies and Estimates.”

Restructuring Costs, Net

In October 2008, we initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees related to our product line divestitures, and the closure of all or parts of some of our worldwide facilities. The restructuring plan is intended to improve operational efficiencies and bring our costs in line with expected revenues. In connection with the plan, during the fourth quarter of 2008, we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory.

During 2009, we recorded restructuring charges of $27.7 million, of which $27.9 million related to this plan and a recovery of ($0.2) million was the result of revised estimates for amounts recorded under previous restructuring plans. Charges under the plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of our internationally based partners for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During the first nine months of 2008, we initiated restructuring plans within our former Professional Video business unit as well as corporate operations to eliminate duplicative business functions and improve operational efficiencies. In connection with these actions, we recorded restructuring charges of $4.2 million related to employee termination costs for approximately 90 employees, primarily in the research and development, marketing and selling, and general and administrative teams. Also during 2008, we recorded restructuring charges totaling $0.2 million for revised estimates of previously initiated restructuring plans.

During 2007, we implemented restructuring programs within our former Professional Video and Consumer Video business units, as well as corporate operations, resulting in restructuring charges of $10.1 million, $1.8 million and $0.3 million, respectively. In connection with these actions, we recorded charges totaling $5.2 million related to employee termination costs for approximately 125 employees, primarily from the research and development teams and marketing and selling teams. Actions under these restructuring programs also included the closure of all or parts of five facilities, resulting in restructuring charges totaling $2.6 million, and our exit from the transmission server product line. As a result of exiting the transmission server product line, we recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. We also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets. The purpose of these restructuring programs was to eliminate duplicative business functions, improve operational efficiencies and align key business skill sets with future opportunities. Also during 2007, we recorded restructuring charges totaling $0.8 million as a result of our increased estimates for the facilities restructuring costs related to our Pinnacle and Medea acquisitions, and $0.4 million primarily as a result of our increased estimate for the restructuring costs associated with the vacated portion of our Montreal facility that was part of a restructuring that took place in December 2005.

Gain on Sales of Assets

In the fourth quarter of 2008, we sold our Softimage 3D animation product line, which was part of our former Professional Video segment, and our PCTV product line, which was part of our former Consumer Video segment. The Softimage 3D animation product line was sold to Autodesk, Inc., and $26.5 million of the $33.5 million dollar purchase price was received in the fourth quarter of 2008, with the remaining balance held in escrow with scheduled distribution dates in 2009 and 2010. During 2008, we recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow. During 2009, we recorded a further gain of $3.5 million as a result of the release of 50% of the funds from the escrow holdings, in accordance with the terms of the purchase and sale agreement. The remaining escrow holdings of $3.5 million, subject to possible adjustment, are scheduled to be released during the fourth quarter of 2010.

The PCTV product line was sold to Hauppauge Digital, Inc. for total proceeds of approximately $4.7 million, which included $2.2 million in cash and a note valued at $2.5 million. During 2008, we recognized a gain of approximately $1.8 million as a result of this transaction. PCTV inventory valued at $7.5 million was classified as held-for-sale in accordance with ASC section 360-10-45, Property, Plant and Equipment – Overall – Other Presentation Matters (formerly SFAS No. 144), and included in “other current assets” in our consolidated balance sheet at December 31, 2008. Under the terms of the asset purchase agreement, we are reimbursed for the cost of PCTV inventory sold by the buyer. During 2009, the buyer’s sell through of inventory classified as held-for-sale was lower than anticipated, and, as a result, we recorded a loss on the sale of assets of $3.2 million related to our sale of the PCTV product line. At December 31, 2009, the remaining value of inventory classified as held-for-sale was $0.4 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income, interest expense and equity in income of a non-consolidated company.

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change	% Change
Interest and other income (expense), net	($123)	$2,936	($3,059)	(104.2%)

As a percentage of net revenues	(0.0%)	0.3%	(0.3%)

The change in interest and other income (expense), net, from net income in 2008 to net expense in 2009, was primarily the result of a significant decrease in interest income due to lower interest rates paid on cash balances, as well as lower average cash balances.

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change	% Change
Interest and other income (expense), net	$2,936	$7,637	($4,701)	(61.6%)

As a percentage of net revenues	0.3%	0.8%	(0.5%)

The decrease in interest and other income, net, for 2008 was primarily due to decreased interest income earned due to decreased rates of return on cash and marketable securities balances, as well as decreased average cash and marketable securities balances resulting from our stock repurchases in early 2008.

(Benefit from) Provision for Income Taxes, Net

Comparison of 2009 to 2008

	Years Ended December 31, 2009 and 2008
	(dollars in thousands)
	2009	2008	Change
(Benefit from) provision for income taxes, net	($1,652)	$2,663	($4,315)

As a percentage of net revenues	(0.3%)	0.3%	(0.6%)

Comparison of 2008 to 2007

	Years Ended December 31, 2008 and 2007
	(dollars in thousands)
	2008	2007	Change
(Benefit from) provision for income taxes, net	$2,663	$2,997	($334)

As a percentage of net revenues	0.3%	0.3%	0.0%

The net tax benefit of $1.7 million for 2009 reflected a current tax benefit of $0.1 million and a deferred tax benefit of $1.6 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and the release of a valuation allowance on a portion of the deferred tax assets in our Canadian entity. The net tax provision of $2.7 million for 2008 reflected a current tax provision of $6.9 million and a deferred tax benefit of $4.2 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets, as well as the write-down of deferred tax liabilities due to goodwill and intangible asset impairments. The net tax provision of $3.0 million for 2007 reflected a current tax provision of $6.3 million and a deferred tax benefit of $3.3 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and to a release of a deferred tax liability in our German entity.

Our effective tax rate, which represents our tax (benefit) provision as a percentage of profit or loss before tax, was (2%), 1% and 60%, respectively, for 2009, 2008 and 2007. Our (benefit from) provision for income taxes and effective tax rate both changed from net provisions in 2008 to net benefits in 2009. The changes were the result of discrete tax benefits of $2.9 million primarily related to the completion of a foreign tax audit, $2.0 million for cumulative adjustments of prior year provisions to actual tax return filings and $1.0 million from the utilization of unused R&D tax credits, all occurring in 2009. The slight decrease in our provision for income taxes in 2008, compared to 2007, resulted primarily from a discrete tax benefit of $2.3 million resulting from the write-down of deferred tax liabilities due to goodwill and intangible asset impairments and an expected $0.6 million benefit from a provision of the Housing and Economic Recovery Act of 2008, which allows for the utilization of unused R&D tax credits. We generally recognize no significant U.S. tax benefit from acquisition-related amortization. Our federal tax benefit was primarily related to the discrete tax items mentioned above. Our state tax provision was the result of minimal state tax payments.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate would have been (35%), (14%) and (187%), respectively, for the years 2009, 2008 and 2007. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible impairment of goodwill expenses, and non-deductible acquisition-related expenses.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures. See Note H to our Consolidated Financial Statements in Item 8 for further information on our unrecognized tax benefits at December 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations as well as from the proceeds of the issuance of common stock under our employee stock plans. At December 31, 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $108.9 million.

Net cash of ($13.5) million was used in our operating activities in 2009, compared to $10.2 million and $94.1 million provided by our operating activities in 2008 and 2007, respectively. In 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation, amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in accounts receivable and inventories, offset by decreases in deferred revenues and accrued expenses including restructuring accruals. In 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization, goodwill and intangible asset impairment losses, stock-based compensation expense, and the gain on the sale of our Softimage 3D animation and PCTV product lines, as well as changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in accrued expenses. In 2007, cash provided by operating activities primarily reflected non-cash adjustments to our net loss for depreciation and amortization and stock-based compensation expense, as well as a decrease in inventories and an increase in deferred revenues.

Accounts receivable decreased by $23.8 million to $79.7 million at December 31, 2009, from $103.5 million at December 31, 2008, driven by the decrease in net revenues of 15% in the fourth quarter of 2009, when compared to the same period of 2008, as well as improved collections reflected by a decrease in days sales outstanding. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable was 41 days at December 31, 2009, compared to 45 days at December 31, 2008.

At December 31, 2009 and 2008, we held inventory in the amounts of $77.2 million and $95.8 million, respectively. These balances include stockroom, spare parts and demonstration equipment inventories at various locations and inventory at customer sites related to shipments for which we have not yet recognized revenues. The decrease in inventory of $18.6 million from December 31, 2008 to December 31, 2009 was primarily due to improved efficiencies resulting from the consolidation of operations in connection with our business transformation. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write-down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Deferred revenues decreased by $29.5 million to $39.1 million at December 31, 2009, from $68.6 million at December 31, 2008. This decrease was primarily the result of the recognition of deferred revenue related to large broadcast deals accepted in the fourth quarter of 2009 and, to a lesser extent, a reduction in deferrals related to maintenance contracts resulting from lower average maintenance contract values and the timing of contract renewals.

Restructuring accruals decreased by $1.1 million to $17.0 million at December 31, 2009, from $18.1 million at December 31, 2008. This decrease was primarily the result of restructuring-related cash payments of $25.8 million and non-cash write-offs of $3.1 million, offset by 2009 restructuring charges of $27.7 million. In connection with restructuring activities during 2009 and prior periods, at December 31, 2009, we had restructuring accruals of $9.2 million and $7.7 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $13.4 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note N to our Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for 2009.

Net cash flow used in investing activities was ($20.0) million and ($1.2) million in 2009 and 2008, respectively, compared to $35.6 million provided by investing activities in 2007. We hold our excess cash in short-term marketable securities and convert them to cash as needed. The net cash flow used in investing activities for 2009 primarily reflected purchases of property and equipment and a $10 million facility-related escrow deposit into a long-term asset account, partially offset by net proceeds of $8.6 million resulting from the timing of the sale and purchase of marketable securities and the release of escrow holdings totaling $3.5 million related to the 2008 sale of our Softimage 3D animation product line. The remaining escrow holdings of $3.5 million, subject to possible adjustment, are scheduled to be released during the fourth quarter of 2010. The $10 million facility-related escrow deposit was related to our recently signed leases for facilities in Burlington, Massachusetts. The net cash flow used in investing activities for 2008 primarily reflected purchases of property and equipment and net purchases of $10.1 million resulting from the timing of the sale and purchase of marketable securities, partially offset by proceeds, net of transaction costs, of $26.3 million from the sale of our Softimage 3D animation and PCTV product lines. The net cash flow provided by investing activities for 2007 primarily reflected net proceeds of $63.6 million resulting from the timing of the sale and purchase of marketable securities, partially offset by purchases of property and equipment. We purchased $18.7 million of property and equipment during 2009, compared to $15.4 million during 2008 and $26.1 million in 2007. Purchases of property and equipment in all years consisted primarily of computer hardware and software to support R&D activities and our information systems. Our cash requirements for capital spending in 2010 are expected to total approximately $32 million. This amount could increase in the event we enter into strategic business acquisitions or for other reasons. On January 5, 2010, we acquired all the outstanding shares of Blue Order Solutions AG for approximately $16 million.

Net cash flow provided by financing activities was $0.1 million in 2009, compared to ($92.4) million and ($15.3) million used in financing activities in 2008 and 2007, respectively. The cash provided by financing activities in 2009 reflected proceeds of $0.6 million from the issuance of stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $0.5 million used to repurchase stock options during the second quarter of 2009. The cash used in financing activities in 2008 was the result of $93.2 million used for our stock repurchase program, slightly offset by proceeds of $1.1 million from the exercise of stock options and purchases under our employee stock purchase plan.The cash used in financing activities in 2007 reflected a $26.6 million repurchase of our common stock, partially offset by proceeds of $11.1 million from the issuance of stock related to the exercise of stock options and our employee stock purchase plan.

A stock repurchase program was approved by our board of directors in April 2007, which authorized the repurchase of up to $100 million of our common stock through transactions on the open market, in block trades or otherwise. In February 2008, our board of directors approved a $100 million increase in authorized funds for the repurchase of our common stock under this program. During 2007, we repurchased 809,236 shares of our common stock under the program for a total purchase price, including commissions, of $26.6 million. During 2008, we repurchased an additional 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million, leaving $80.3 million authorized for future repurchases. No shares of our common stock were repurchased under this program in 2009. The stock repurchase program is being funded through working capital and has no expiration date.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2009 under existing lease agreements and commitments to purchase inventory (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$124,798	$21,303	$35,525	$28,341	$39,629
Unconditional purchase obligations	49,522	49,522	—	—	—
	$174,320	$70,825	$35,525	$28,341	$39,629

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2009 (in thousands):

	Total(a)	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Transactions with recourse	$2,493	$2,493	—	—	—
Unrecognized tax positions and related interest	2,300	—	—	—	—
Stand-by letters of credit	3,316	—	—	—	$3,316
	$8,109	$2,493	—	—	$3,316

(a)
At December 31, 2009, liability related to unrecognized tax positions and related interest was $2.3 million, and we were unable to reasonably estimate the timing of the liability in individual years due to uncertainties in the timing of the effective settlement of the positions.

Through third parties, we offer lease financing options to our customers. During the terms of these financing arrangements, which are generally for three years, we may remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2009, our maximum exposure under these programs was $2.5 million.

We have three letters of credit at a bank that are used as security deposits in connection with our recently leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2009, be eligible to draw against the letters of credit to a maximum of approximately $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2009, the Company was not in default of any of the underlying leases.

We also have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, at December 31, 2009, of $750 thousand. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. At December 31, 2009, we were not in default of this lease.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2009, we had foreign currency forward contracts outstanding with an aggregate notional value of $46.2 million, denominated in the euro, British pound, Japanese yen and Canadian dollar, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). See our critical accounting policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 7 under the heading “Critical Accounting Policies and Estimates” for a further discussion of this guidance.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (now codified within ASC topic 810, Consolidation). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for us, with early adoption prohibited. Adoption is not expected to have a significant impact on our financial position or results of operations.

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

At December 31, 2009, we had foreign currency forward contracts outstanding with an aggregate notional value of $46.2 million, denominated in the euro, British pound, Japanese yen and Canadian dollar, as a hedge against actual and forecasted foreign currency denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $0.6 million at December 31, 2009. For the year ended December 31, 2009, net gains of $1.2 million resulting from forward contracts and $0.2 million of net transaction and remeasurement gains on the related assets and liabilities were included in our results of operations.

As it relates to our use of foreign currency forward contracts, a hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2009, we held $108.9 million in cash, cash equivalents and marketable securities, including short-term certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	43

Reports of Independent Registered Public Accounting Firm	44

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	46

Consolidated Balance Sheets as of December 31, 2009 and 2008	47

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	48

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	49

Notes to Consolidated Financial Statements	50

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	F-1

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that as of December 31, 2009 the Company’s internal control over financial reporting is effective based on the criteria set forth by the COSO.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal controls over financial reporting as of December 31, 2009. Please see page 44.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avid Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Avid Technology, Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audit also included the financial statement schedule listed in the index in Item 15(a) 2.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note G to the consolidated financial statements, Avid Technology, Inc. changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2010

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2009	2008	2007
Net revenues:
Products	$509,215	$714,232	$806,103
Services	119,755	130,669	123,467
Total net revenues	628,970	844,901	929,570

Cost of revenues:
Products	243,362	369,186	390,725
Services	59,754	73,888	68,529
Amortization of intangible assets	2,033	7,526	16,895
Restructuring costs	799	1,876	4,278
Total cost of revenues	305,948	452,476	480,427
Gross profit	323,022	392,425	449,143

Operating expenses:
Research and development	120,989	148,598	150,707
Marketing and selling	173,601	208,735	210,456
General and administrative	61,087	78,591	77,463
Amortization of intangible assets	10,511	12,854	13,726
Impairment of goodwill and intangible assets	—	129,972	—
Restructuring costs, net	26,873	25,412	9,410
Gain on sales of assets	(155)	(13,287)	—
Total operating expenses	392,906	590,875	461,762

Operating loss	(69,884)	(198,450)	(12,619)

Interest income	848	3,435	8,256
Interest expense	(906)	(570)	(603)
Other income (expense), net	(65)	71	(16)
Loss before income taxes	(70,007)	(195,514)	(4,982)
(Benefit from) provision for income taxes, net	(1,652)	2,663	2,997
Net loss	$(68,355)	$(198,177)	$(7,979)

Net loss per common share – basic and diluted	$(1.83)	$(5.28)	$(0.19)

Weighted-average common shares outstanding – basic and diluted	37,293	37,556	40,974

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$91,517	$121,792
Marketable securities	17,360	25,902
Accounts receivable, net of allowances of $16,347 and $23,182 at December 31, 2009 and 2008, respectively	79,741	103,527
Inventories	77,243	95,755
Deferred tax assets, net	770	612
Prepaid expenses	7,789	9,274
Other current assets	22,516	34,083
Total current assets	296,936	390,945

Property and equipment, net	37,217	38,321
Intangible assets, net	29,235	38,143
Goodwill	227,195	225,375
Other assets	20,455	10,801
Total assets	$611,038	$703,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,230	$29,419
Accrued compensation and benefits	25,281	27,346
Accrued expenses and other current liabilities	55,591	64,511
Income taxes payable	3,228	9,250
Deferred revenues	39,107	68,581
Total current liabilities	153,437	199,107

Long-term liabilities	14,483	11,823
Total liabilities	167,920	210,930

Commitments and contingencies (Notes H and J)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 37,486 and 37,131 outstanding at December 31, 2009 and 2008, respectively	423	423
Additional paid-in capital	992,489	980,563
Accumulated deficit	(444,661)	(365,431)
Treasury stock at cost, net of reissuances, 4,853 shares and 5,208 shares at December 31, 2009 and 2008, respectively	(112,389)	(124,852)
Accumulated other comprehensive income	7,256	1,952
Total stockholders’ equity	443,118	492,655
Total liabilities and stockholders’ equity	$611,038	$703,585

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2006	42,339	(1,244)	$423	$952,763	($134,708)	($43,768)	$5,671	$780,381

Stock repurchased		(809)		(24)		(26,615)		(26,639)
Stock issued pursuant to employee stock plans		810		(639)	(13,035)	24,617		10,943
Stock-based compensation				15,949				15,949
Tax benefit associated with stock option exercises and forfeitures				290				290
Recovery of common stock in connection with acquisitions		(1)				(34)		(34)
Stock recovery for payment of withholding tax		(1)				(23)		(23)
Comprehensive loss:
Net loss					(7,979)			(7,979)
Net change in unrealized gain (loss) on marketable securities							11	11
Translation adjustment							6,884	6,884
Other comprehensive income								6,895
Comprehensive loss								(1,084)
Balances at December 31, 2007	42,339	(1,245)	423	968,339	(155,722)	(45,823)	12,566	779,783

Stock repurchased		(4,254)		(128)		(93,059)		(93,187)
Stock issued pursuant to employee stock plans		292		(1,333)	(11,532)	14,055		1,190
Stock-based compensation				14,074				14,074
Tax benefit associated with stock option exercises and forfeitures				(389)				(389)
Stock recovery for payment of withholding tax		(1)				(25)		(25)
Comprehensive loss:
Net loss					(198,177)			(198,177)
Net change in unrealized gain (loss) on marketable securities							(352)	(352)
Translation adjustment							(10,262)	(10,262)
Other comprehensive loss								(10,614)
Comprehensive loss								(208,791)
Balances at December 31, 2008	42,339	(5,208)	423	980,563	(365,431)	(124,852)	1,952	492,655

Stock issued pursuant to employee stock plans		369		(942)	(10,875)	12,635		818
Stock-based compensation				13,394				13,394
Stock option purchase				(526)				(526)
Stock recovery for payment of withholding tax		(14)				(172)		(172)
Comprehensive loss:
Net loss					(68,355)			(68,355)
Net change in unrealized gain (loss) on marketable securities							31	31
Translation adjustment							5,273	5,273
Other comprehensive loss								5,304
Comprehensive loss								(63,051)
Balances at December 31, 2009	42,339	(4,853)	$423	$992,489	($444,661)	($112,389)	$7,256	$443,118

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(68,355)	$(198,177)	$(7,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,130	42,842	53,186
Provision for doubtful accounts	1,930	2,583	220
Impairment of goodwill and intangible assets	—	129,972	—
Non-cash provision for restructuring	3,140	1,893	4,440
Gain on sales of assets	(155)	(13,287)	—
Loss (gain) on disposal of fixed assets	43	17	(88)
Compensation expense from stock grants and options	13,394	13,941	15,949
Equity in loss of non-consolidated company	—	—	130
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,634)	(4,173)	(2,980)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	24,771	23,992	3,574
Inventories	17,766	11,539	23,899
Prepaid expenses and other current assets	8,980	(64)	(5,882)
Accounts payable	739	(5,445)	496
Accrued expenses, compensation and benefits and other liabilities	(13,517)	15,069	3,826
Income taxes payable	(6,330)	(1,709)	(1,398)
Deferred revenues	(26,373)	(8,842)	6,693
Net cash (used in) provided by operating activities	(13,471)	10,151	94,086

Cash flows from investing activities:
Purchases of property and equipment	(18,689)	(15,436)	(26,129)
Payments for other long-term assets	(11,432)	(2,024)	(1,344)
Payments for business acquisitions, net of cash acquired	(4,413)	—	(529)
Proceeds from sales of assets, net	3,502	26,307	—
Proceeds from notes receivable	2,500	—	—
Purchases of marketable securities	(55,741)	(56,907)	(10,185)
Proceeds from sales of marketable securities	64,318	46,855	73,790
Net cash (used in) provided by investing activities	(19,955)	(1,205)	35,603

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(51)
Payments related to stock option purchase	(526)	—	—
Purchases of common stock for treasury	—	(93,187)	(26,639)
Proceeds from issuance of common stock under employee stock plans, net	646	1,133	11,059
Tax benefits (deficiencies) from stock option exercises	—	(389)	290
Net cash provided by (used in) financing activities	120	(92,443)	(15,341)

Effect of exchange rate changes on cash and cash equivalents	3,031	(3,330)	(2,008)
Net (decrease) increase in cash and cash equivalents	(30,275)	(86,827)	112,340
Cash and cash equivalents at beginning of period	121,792	208,619	96,279
Cash and cash equivalents at end of period	$91,517	$121,792	$208,619

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

Beginning in 2009, the Company transitioned to a new business structure that combined the former Professional Video and Consumer Video business units into a single Video reporting segment and consolidated its sales and marketing teams into a single customer-facing organization. The Company excludes certain corporate infrastructure costs and expenses, including marketing and selling, finance, human resources, legal and some information technology expenses, when evaluating reportable segment performance and measuring the profitability of each operating segment. Such expenses are managed outside the segments and are not controllable at the segment level, and the Company believes that excluding these costs provides a better measure of each segment’s performance. The Company also excludes certain other costs and expenses when evaluating segment performance and profitability, including the amortization and impairment of acquired intangible assets, stock-based compensation expenses, restructuring expenses, gains or losses on sales of assets, and legal settlements. For 2009, the Company evaluated performance and measured profitability for two reportable segments, Video and Audio. The Company has revised its segment reporting for prior periods to conform to the 2009 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note O for a summary of the Company’s revenues and contribution margin by reportable segment for the years ended December 31, 2009, 2008 and 2007. In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. Based on a preliminary assessment of its segment reporting for 2010, the Company expects to report based on one reportable segment starting January 1, 2010.

During the preparation of its financial statements for the three- and nine-month periods ended September 30, 2009, the Company’s management uncovered certain business practices that it believed could potentially affect the timing of revenue recognition for certain product sales. As a result, the Company’s Audit Committee initiated an investigation into the business and accounting practices with regard to the shipment of products and recognition of product revenue from certain distribution centers outside the United States. Based on the preliminary results of the investigation, the Company determined that it had, in certain instances, erroneously recognized revenue prior to transfer of title and risk of loss to customers. The Company recorded the estimated errors related to this matter in the financial statements for the three- and nine-month periods ended September 30, 2009 prior to issuance of those financial statements. The Company completed its investigation during the fourth quarter of 2009 and determined that no changes to previously filed financial statements were deemed necessary.

The Company evaluated subsequent events to determine if any event since December 31, 2009, the date of these financial statements, required disclosure in these statements. The evaluation determined that the Company’s acquisition of Blue Order Solutions AG on January 5, 2010 (see Note T) should be disclosed in these financial statements. The Company further determined that no other recognized or unrecognized subsequent events required recognition or disclosure.

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch and the U.S. parent and the high volume of intercompany transactions between that branch and the parent. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using rates that approximate those in effect during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity.

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

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper, money market investments and certificates of deposit. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations. See Note C for costs (amortized costs of debt instruments) and fair values of the Company’s available-for-sale securities.

Concentration of Credit Risk and Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for more than 10% of the Company’s net accounts receivable at December 31, 2009 or 2008. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (now FASB Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosure. ASC topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles. As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008 and for its non-financial assets and liabilities on January 1, 2009. Adoption did not have a material impact on the Company’s financial position or results of operations.

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

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign-currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at December 31, 2009. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Investments valued based on other observable inputs and classified as Level 2 include commercial paper; certificates of deposit; asset-backed obligations; discount notes; foreign currency contracts; and corporate, municipal, agency and foreign bonds.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$30,586	$10,977	$19,609	$—
Deferred compensation plan investments	808	808	—	—
Foreign currency forward contracts	1,162	—	1,162	—

Financial Liabilities:
Deferred compensation plan	$808	$808	$—	$—
Foreign currency forward contracts	546	—	546	—

The Company uses the following valuation techniques to determine fair values of its investment instruments

•	Money Market: The fair value of the Company’s money market fund investment is determined using the unadjusted quoted price from an active market of identical assets.
•
Commercial Paper and Certificates of Deposit:  The fair values for the Company’s commercial paper holdings and certificates of deposit are derived from a pricing model, using the straight-line amortized cost method, and incorporating observable inputs including maturity date, issue date, credit rating of the issuer, current commercial paper rate and settlement date.

•
Corporate, Municipal and Foreign Bonds:  The determination of the fair value of corporate, municipal and foreign bonds includes the use of observable inputs from market sources and incorporating relative credit information, observed market movements and sector news into a pricing model.

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

The fair values of our foreign currency forward contracts are measured at fair value on a recurring basis based on the changes in fair value of the foreign currency forward contracts. See Note P for information on the Company’s foreign currency forward contracts.

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Assets:
Assets held-for-sale	$408	$—	$408	$—	$3,198

Liabilities:
Facilities-related restructuring accruals	$11,495	$—	$11,495	$—	$11,495

The Company typically uses the following valuation techniques to determine fair values of assets and liabilities measured on a nonrecurring basis:

•
Goodwill:  When performing goodwill impairment tests, the Company estimates the fair value of its reporting units using an income approach, which is generally a discounted cash flow methodology that includes assumptions for, among other things, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments by management. The Company also considers comparable market data based on multiples of revenue as well as the reconciliation of the Company’s market capitalization to the total fair value of its reporting units. If the estimated fair value of any reporting unit is less that its carrying value, an impairment exists.

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

•
Assets Held-for-Sale:  A disposal group classified as held-for-sale is measured at the lower of its carrying amount or fair value less the cost to sell. The Company estimates the fair value of assets held-for-sale at the lower of cost or the average selling price in available markets. The assets held-for-sale are related to the Company’s sale of the PCTV product line in 2008.

•
Facilities-Related Restructuring Accruals:  During the year ended December 31, 2009, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

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

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of customer relationships, developed technology, and trade names, resulted from the Company’s acquisitions (see Note G). These assets were accounted for under the purchase method. Finite-lived acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology, are amortized on a straight-line basis over their estimated useful lives of two years to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. Acquired developed technology is generally amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two years to four years, or the straight-line method over each product’s remaining respective useful life.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with ASC subtopic 350-20, Intangibles – Goodwill and Others – Goodwill (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the goodwill impairment analysis compares the fair value of each reporting unit to its carrying value, including goodwill. The Company generally uses a discounted cash flow valuation model, reconciled to quoted market prices adjusted for a control premium, to determine the fair values of its reporting units. The discounted cash flow valuation model focuses on estimates of future revenues and profits for each reporting unit and also assumes a terminal value for the unit using a constant growth valuation formula. These amounts are estimated by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The Company also considers the reconciliation of the Company’s market capitalization to the total fair value of its reporting units. If a reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value is recorded.

Assets Held-for-Sale and Gain on Sales of Assets

Assets and liabilities of a business are classified as held-for-sale when the Company approves and commits to a formal plan of sale and it is probable that the sale will be completed. Depreciation and amortization expense associated with assets held-for-sale is ceased at that time.

When we measure the gain (loss) on sale of a disposal group that is part of a reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business, under the guidance of ASC topic 805, Business Combinations. If the disposal group is considered a business, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of ASC subtopic 985-605, Software – Revenue Recognition (formerly Statement of Position 97-2, Software Revenue Recognition), are met. The Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where the Company's services are non-routine or essential to the delivered products, the Company records revenues upon satisfying the criteria of ASC subtopic 985-605 and obtaining customer acceptance. Within the Video segment and much of the Audio segment, the Company follows the guidance of ASC subtopic 985-60 for revenue recognition on most of its product and services transactions since they are software or software-related. However, for certain offerings in the Company’s Audio segment, software is incidental to the delivered products and services. For these products, the Company records revenues based on satisfying the criteria in ASC subtopic 605-25, Revenue Recognition – Multiple Element Arrangements (formerly EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

In connection with many of the Company’s product sale transactions, customers may purchase a maintenance and support agreement. The Company generally recognizes revenues from maintenance contracts on a ratable basis over their term and from training, installation and other services as the services are performed.

The Company uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair values of the undelivered elements, typically professional services, maintenance or both, are deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, for certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that such renewal price is substantive. The Company’s current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects the Company’s recent pricing experience.

In most cases, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and does not have to be performed by the Company. However, certain transactions for the Company’s Video products, typically those orders that include a significant number of products and may involve multiple customer sites, require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenues for either the products shipped or the services performed until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received or the acceptance period has lapsed.

Technical support, enhancements and unspecified upgrades typically are provided at no additional charge during an initial warranty period (generally between 30 days and twelve months), which precedes commencement of any maintenance contracts. The Company defers the fair value of this support and recognizes the related revenues ratably over the initial warranty period. The Company also from time to time offers certain customers free upgrades or specified future products or enhancements. For each of these elements that are undelivered at the time of product shipment, and provided that the Company has vendor-specific objective evidence of fair value for the undelivered element, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes the related revenues only upon later delivery or at the time at which the remaining contractual terms relating to the upgrade have been satisfied.

A significant portion of the Company’s revenues are derived from indirect sales channels, including authorized resellers and distributors. Within the Company’s Video segment, resellers and distributors are generally not granted rights to return products to the Company after purchase, and actual product returns from them have been insignificant to date. However, certain Video and many of our Audio channel partners are offered limited rights of return, stock rotation and price protection. In accordance with ASC subtopic 605-15, Revenue Recognition – Products (formerly SFAS No. 48, Revenue Recognition When Right of Return Exists), the Company records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates. To date actual returns and other allowances have not differed materially from management's estimates.

A portion of the Company’s revenues from sales of consumer video-editing and audio products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners are recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume that are accounted for as reductions to revenues upon shipment of related products or expected achievement of purchasing volumes. In accordance with ASC subtopic 605-50, Revenue Recognition – Customer Payments and Incentives (formerly EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), consideration given to customers or resellers under a rebate program is recorded as a reduction to revenues because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company’s products.

At the time of a sale transaction, the Company makes an assessment of the collectibility of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If the Company determines from the outset of the arrangement that collection is not probable based on the Company’s credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC subtopic 985-605 and SAB 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, collection experience in similar transactions without making concessions and the Company’s involvement, if any, in third-party financing transactions, among other factors.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for Avid. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2009, 2008 and 2007 were $6.3 million, $10.0 million and $10.7 million, respectively.

As part of its advertising initiatives, the Company maintains a cooperative marketing program for certain of its resellers. Participating resellers can earn reimbursement credits of up to 1% of qualified purchases from Avid. Consideration given to these resellers is included in marketing and selling expenses in accordance with ASC subtopic 605-50 as the Company receives an identifiable benefit that is sufficiently separable from the sale of the Company’s products and can reasonably estimate the fair value of that benefit. The Company records the cooperative marketing credit earned by the reseller at the date the related revenue is recognized based on an estimate of claims to be made. To date, actual claims have not differed materially from management’s estimates.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized in accordance with ASC subtopic 985-20, Software – Costs of Software to be Sold, Leased or Marketed (formerly FAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed). Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Capitalized software development costs amortized to cost of product revenues were $1.4 million, $1.6 million and $1.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $1.5 million and $1.2 million at December 31, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes under ASC topic 740, Income Taxes, (formerly SFAS No. 109, Accounting for Income Taxes). ASC topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance and market conditions (see Note Q).

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Accumulated other comprehensive income at December 31, 2009 and 2008 is composed of cumulative translation adjustments of $7.6 million and $2.3 million, respectively, and net unrealized losses on debt securities of ($0.4) million and ($0.4) million, respectively.

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans, which are described more fully in Note L, allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation cost based on the fair value estimated in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), over the requisite service periods for the individual awards, which generally equals the vesting period. The vesting of stock-based award grants may be based on time, performance, market conditions or a combination of performance and market conditions.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC topic 718, the Company generally uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company’s common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options, which is consistent with the requirements of ASC topic 718. The Company believes that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.94%	2.49%	4.48%
Expected volatility	55.6%	41.0%	32.8%
Expected life (in years)	4.58	4.47	4.26
Weighted-average fair value of options granted (per share)	$6.12	$7.95	$10.76

In December 2007, the Company began issuing options to purchase shares of Avid common stock that had vesting based on market conditions, specifically Avid’s stock price, or a combination of performance and market conditions. The compensation costs and derived service periods for stock option grants with vesting based on market conditions or a combination of performance and market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. At December 31, 2009, the Company had 1,668,760 options outstanding that had vesting based on either market conditions or a combination of performance and market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.25%	3.53%	3.93%
Expected volatility	54.3%	40.3%	32.8%
Expected life (in years)	3.79	4.33	4.44
Weighted-average fair value of options granted (per share)	$5.41	$6.44	$6.60

The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2009, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2009, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods, or if the Company decides to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what has been recorded in the current period and could materially affect the Company’s operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option grants.

Stock-based compensation expense of $13.4 million, $14.2 million and $15.9 million, was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	2009	2008	2007
Cost of products revenues	$859	$616	$679
Cost of services revenues	1,154	539	829
Research and development expenses	2,454	2,820	4,521
Marketing and selling expenses	3,596	4,005	4,470
General and administrative expenses	5,331	6,221	5,450
	$13,394	$14,201	$15,949

At December 31, 2009, there was $26.6 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized as follows:  $12.6 million in 2010, $9.2 million in 2011, $3.9 million in 2012 and $0.9 million in 2013. The weighted-average recognition period of the total unrecognized compensation cost is 1.34 years.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC subtopic 985-605, Software – Revenue Recognition. See the section titled “Revenue Recognition and Allowance for Doubtful Accounts” in this note for a further discussion of this guidance.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (now codified within ASC topic 810, Consolidation). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for Avid, with early adoption prohibited. Adoption is not expected to have a significant impact on the Company’s financial position or results of operations.

C.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and Cash Equivalents

The costs (amortized costs of debt instruments) and fair values of the Company’s available for sale securities classified as cash equivalents at December 31, 2009 were as follows (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Money market	$10,977	$—	$10,977
Certificates of deposit	750	—	750
Commercial paper	1,500	(1)	1,499
	$13,227	$(1)	$13,226

Marketable Securities

The costs (amortized cost of debt instruments) and fair values of marketable securities at December 31, 2009 and 2008 were as follows (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
2009
Certificates of deposit	$3,400	$1	$3,401
Commercial paper	1,000	(1)	999
Municipal bonds	7,465	1	7,466
Corporate bonds	1,256	3	1,259
Foreign bonds	2,477	—	2,477
Asset-backed securities	6	—	6
Agency bonds	1,001	1	1,002
Agency discount notes	750	—	750
	$17,355	$5	$17,360

	Cost	Net Unrealized Gains (Losses)	Fair Value
2008
Certificates of deposit	$6,255	$8	$6,263
Commercial paper	13,474	14	13,488
Asset-backed securities	2,224	(73)	2,151
Agency bonds	1,000	—	1,000
Agency discount notes	2,994	6	3,000
	$25,947	$(45)	$25,902

All fixed income securities held at December 31, 2009 and 2008 had an effective maturity of less than one year. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, there were no securities whose unrealized losses were deemed by the Company to be other-than-temporary impairments. The primary factors the Company considers in classifying an impairment as temporary or other-than-temporary include the extent and the time the fair value of an investment has been below cost, the expected holding and recovery period for each investment, and the Company’s intent and ability to hold each investment until recovery.

D.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Accounts receivable	$96,088	$126,709
Less:
Allowance for doubtful accounts	(3,219)	(3,504)
Allowance for sales returns and rebates	(13,128)	(19,678)
	$79,741	$103,527

The accounts receivable balances at December 31, 2009 and 2008, exclude approximately $17.3 million and $8.4 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

E.	INVENTORIES

Inventories consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Raw materials	$14,592	$22,067
Work in process	5,624	9,296
Finished goods	57,027	64,392
	$77,243	$95,755

At December 31, 2009 and 2008, the finished goods inventory included inventory at customer locations of $10.6 million and $18.1 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

F.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	Depreciable Life	2009	2008
Computer and video equipment and software	2 to 5 years	$115,248	$102,457
Manufacturing tooling and testbeds	3 to 5 years	6,428	6,601
Office equipment	3 to 5 years	3,404	3,172
Furniture and fixtures	3 to 5 years	10,378	10,714
Leasehold improvements	1 to 10 years	31,777	30,655
		167,235	153,599
Less accumulated depreciation and amortization		130,018	115,278
		$37,217	$38,321

Depreciation and amortization expense related to property and equipment was $18.2 million, $20.9 million and $21.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company wrote off fully depreciated assets with gross values of $2.2 million, $27.6 million and $19.4 million in 2009, 2008 and 2007, respectively.

G.	DIVESTITURES, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Divestitures

In November 2008, the Company sold its Softimage 3D animation product line, which was part of its former Professional Video segment, to Autodesk, Inc. The Company received $26.5 million of the $33.5 million dollar purchase price in the fourth quarter of 2008, with the remaining balance to be held in escrow with scheduled distribution dates in 2009 and 2010. Goodwill of $15.8 million and amortizing intangible assets of $0.2 million were included in the assets sold as part of this divestiture. In 2008, the Company recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow. In 2009, the Company recorded a further gain of $3.5 million as a result of the release of funds from the escrow holdings. Under the terms of the purchase agreement, the remaining escrow holdings of $3.5 million, subject to possible adjustment, will remain in escrow until the fourth quarter of 2010.

In accordance with the guidance of EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (now ASC topic 805, Business Combinations), the Company determined that the Softimage 3D animation product line constituted a business, and, therefore, the gain on sale of this business included an allocation of $15.8 million of goodwill from the former Professional Video reporting unit. Even though the Softimage 3D animation product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the Softimage 3D animation product line did not have operations or cash flows that were clearly distinguishable and largely independent from the rest of the Professional Video reporting unit.

In December 2008, the Company sold its PCTV product line, which was part of its former Consumer Video segment, to Hauppauge Digital, Inc. for total proceeds of approximately $4.7 million comprised of $2.2 million in cash and a note valued at $2.5 million. The note was fully paid in 2009. Amortizing intangible assets with a value of $1.6 million were included in the assets sold as part of this divestiture. In 2008, the Company recognized a gain of approximately $1.8 million as a result of this transaction. In accordance with the guidance of EITF Issue 98-3 (now ASC topic 805 ), the Company determined that the divested PCTV product line assets would not be able to continue as a normal, self-sustaining operation and, therefore, did not constitute a business and also should not be reported as a discontinued operation.

At the time of the divestiture, PCTV inventory valued at $7.5 million was classified as held-for-sale by the Company in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (now ASC section 360-10-45, Property, Plant and Equipment – Overall – Other Presentation Matters), and included in “other current assets” in the Company’s consolidated balance sheet at December 31, 2008. As a condition of the sale, the buyer was required to reimburse the Company for any PCTV inventory sold by the buyer. During 2009, the Company recorded a loss on the sale of assets of $3.2 million related to the Company’s sale of the PCTV product line as a result of the write-down of PCTV inventory classified as held-for-sale. At December 31, 2009, the Company had inventory classified as held-for-sale of $0.4 million that was included in “other current assets” in the Company’s consolidated balance sheets.

Acquisitions

On January 1, 2009, the Company adopted ASC topic 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations), which made significant changes to the accounting and reporting standards for business acquisitions. ASC topic 805 establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. It also requires the acquirer to recognize direct acquisition costs as an expense in the statement of operations and to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Additionally, ASC topic 805 provides guidance for, among other things, the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. The Company applied the accounting provisions of ASC topic 805 to acquisitions completed during 2009, and the impact of adoption of ASC topic 805 is reflected in the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

On July 31, 2009, the Company acquired all the outstanding shares of MaxT Systems Inc. (“MaxT”), a Canada-based developer of server-based media management and editing technology, for cash, net of cash acquired, of $4.4 million. The Company’s allocation of the purchase price resulted in $3.3 million allocated to amortizable identifiable intangible assets and the remaining $1.1 million to goodwill. In addition, the Company recorded related net deferred tax liabilities of $0.8 million, increasing the goodwill to $1.9 million. The goodwill, which reflects the value of the assembled workforce and the synergies the Company expects to realize by incorporating MaxT’s media management and editing technology into future solutions offered to customers, is reported within the Video segment and is not deductible for tax purposes.

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

The values of the customer relationships and trade names are both being amortized on a straight-line basis over their estimated useful lives of one-half year, and the non-compete agreements and patent are being amortized over their estimated useful lives of one year and four and one-half years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of four and one-half years. The weighted-average amortization period for the amortizable identifiable intangible assets is approximately three and one-half years. Amortization expense for MaxT intangibles totaled $0.9 million in 2009.

The results of operations of MaxT have been included in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the MaxT acquisition as if it had occurred at the beginning of 2008 would not differ materially from reported results.

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at December 31, 2009, 2008 and 2007 (in thousands):

	2009			2008			2007
	Video	Audio	Total	Video	Audio	Total	Video	Audio	Total
Goodwill	$257,890	$141,205	$399,095	$256,070	$141,205	$397,275	$272,168	$141,416	$413,584
Accumulated impairment losses	(107,600)	(64,300)	(171,900)	(107,600)	(64,300)	(171,900)	(53,000)	—	(53,000)
	$150,290	$76,905	$227,195	$148,470	$76,905	$225,375	$219,168	$141,416	$360,584

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

	Video	Audio	Total
Goodwill balance at December 31, 2007	$219,168	$141,416	$360,584
Goodwill impairment	(54,600)	(64,300)	(118,900)
Allocated to Softimage 3D animation product line divestiture	(15,780)	—	(15,780)
Revised restructuring estimates	(131)	(211)	(342)
Tax liability adjustments, net	(187)	—	(187)
Goodwill balance at December 31, 2008	148,470	76,905	225,375
MaxT acquisition purchase accounting allocation	1,919	—	1,919
Foreign exchange and other adjustments	(99)	—	(99)
Goodwill balance at December 31, 2009	$150,290	$76,905	$227,195

As described in Note B, the Company performs its annual goodwill impairment analysis in the fourth quarter of each year. In accordance with ASC subtopic 350-20, Intangibles – Goodwill and Others – Goodwill (formerly SFAS No. 142, Goodwill and Other Intangible Assets), a two step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. To estimate the fair value of the reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The market approach also considers the reconciliation of the Company’s market capitalization to the total fair value of its reporting units. The Company’s annual goodwill analysis performed in the fourth quarter of 2009 determined that the fair values of our Video and Audio reporting units exceeded their carrying values by 28% and 21%, respectively, indicating there was no goodwill impairment for either reporting unit at December 31, 2009.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. At March 31, 2009 as a result of a decline in the Company’s stock price since its fourth quarter 2008 goodwill impairment testing, lower than expected first quarter 2009 revenues, and a reduction in forecasted 2009 results, the Company performed an interim step one goodwill impairment test. The step one test indicated that no goodwill impairment existed at March 31, 2009.

In the fourth quarter of 2008, due to the significant decline in the Company’s stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of the PCTV product line, the Company’s step one testing determined that the carrying values of the Audio and former Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. No impairment was indicated for the former Professional Video reporting unit. As required, the Company initiated step two of the goodwill impairment test for the Audio and Consumer Video reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. The fair values of the intangible assets were estimated using various valuation models based on different approaches, including the multi-period excess cash flows approach, royalty savings approach and avoided-cost approach. These approaches include assumptions for, among others, customer retention rates, trademark royalty rates, costs to complete in-process technology and long-term discount rates, all of which require significant judgments by management. Because the book values of the Audio and Consumer Video reporting units’ goodwill exceeded the implied fair values by approximately $64.3 million and $8.0 million, respectively, the Company recorded these amounts as impairment losses during the quarter ended December 31, 2008.

In September 2008, as a result of a decrease in market value for, and the expected sale of, the Company’s PCTV product line, which had historically accounted for a significant portion of the former Consumer Video segment revenues, the Company tested the goodwill assigned to its Consumer Video reporting unit for impairment. An estimate of the fair value of the Consumer Video reporting unit was calculated using a discounted cash flow valuation model similar to that used in valuing the 2005 acquisition of Pinnacle and updated for then-current revenue projections. The fair value was then allocated among the Consumer Video tangible and intangible assets and liabilities to determine the implied fair value of the goodwill. Because the book value of the Consumer Video goodwill exceeded the implied fair value by $46.6 million, the Company recorded this amount as an impairment loss during the quarter ended September 30, 2008.

Amortizing Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company’s acquisitions consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009			2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents (a)	$68,186	$(64,609)	$3,577	$65,357	$(62,003)	$3,354
Customer relationships (a)	63,653	(40,221)	23,432	63,072	(32,964)	30,108
Trade names (a)	13,800	(11,668)	2,132	13,714	(9,102)	4,612
License agreements	560	(560)	—	560	(491)	69
Non-compete covenants (a)	162	(68)	94	—	—	—
	$146,361	$(117,126)	$29,235	$142,703	$(104,560)	$38,143

(a)
The December 31, 2009 amounts include the intangible assets related to the July 2009 acquisition of MaxT translated at the December 31, 2009 foreign currency exchange rate. See the “Acquisition” section in this note for further information regarding the identifiable intangible assets acquired from MaxT.

Amortization expense related to all intangible assets in the aggregate was $12.5 million, $20.4 million and $30.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007. The Company expects amortization of these intangible assets to be approximately $9 million in 2010, $7 million in 2011, $4 million in 2012, $3 million in 2013, $2 million in 2014, and $4 million thereafter.

In connection with the goodwill impairment loss taken for the Audio and former Consumer Video reporting units in the fourth quarter of 2008, the Company reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (now ASC section 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement). This analysis included grouping the intangible assets with other operating assets and liabilities in the Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The Audio analysis determined that the undiscounted cash flows of the long-lived assets were greater than their carrying value, indicating no impairment existed. The Consumer Video analysis determined that the undiscounted cash flows of that reporting unit’s net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result of this analysis, it was determined that the Consumer Video customer relationships and trade name intangible assets were impaired, and the Company recorded impairment losses of $5.6 million and $0.8 million, respectively.

In September 2008, as a result of a decrease in market value for, and the then expected sale of, the Company’s PCTV product line, the Company tested the former Consumer Video reporting unit’s identifiable intangible assets for impairment. The Company’s analysis determined that the undiscounted cash flows of the Consumer Video net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result, the Company determined that the trade name intangible asset was impaired and recorded an impairment loss of $4.7 million to write this asset down to its current fair value.

H.	INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Loss before income taxes:
United States	$(91,090)	$(204,796)	$(23,324)
Foreign	21,083	9,282	18,342
Total loss before income taxes	$(70,007)	$(195,514)	$(4,982)

(Benefit from) provision for income taxes:
Current tax expense (benefit):
Federal	$(1,490)	$(404)	$(2,779)
State	89	250	250
Foreign benefit of net operating losses	(636)	(1,777)	(1,270)
Other foreign	1,940	8,835	10,099
Total current tax (benefit) expense	(97)	6,904	6,300

Deferred tax expense (benefit):
Federal	(7)	(1,058)	318
Other foreign	(1,548)	(3,183)	(3,621)
Total deferred tax expense benefit	(1,555)	(4,241)	(3,303)
Total (benefit from) provision for income taxes	$(1,652)	$2,663	$2,997

Net cash payments for income taxes in 2009, 2008 and 2007 were approximately $4.3 million, $5.5 million, and $6.0 million, respectively.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $117.6 million at December 31, 2009. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Deferred tax assets:
Tax credit and net operating loss carryforwards	$119,098	$98,376
Allowances for bad debts	1,807	729
Difference in accounting for:
Revenue	3,037	6,146
Costs and expenses	53,402	53,256
Inventories	7,530	9,128
Acquired intangible assets	37,413	45,636
Other	—	3
Gross deferred tax assets	222,287	213,274
Valuation allowance	(207,209)	(195,027)
Deferred tax assets after valuation allowance	15,078	18,247

Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(2,449)	(3,066)
Acquired intangible assets	(10,439)	(14,261)
Gross deferred tax liabilities	(12,888)	(17,327)

Net deferred tax assets	$2,190	$920

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

For U.S. federal and state income tax purposes at December 31, 2009, the Company has tax credit carryforwards of approximately $64.9 million, which will expire between 2011 and 2029, and net operating loss carryforwards of approximately $314.3 million, which will expire between 2019 and 2029. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company is assessing whether there may have been a Section 382 ownership change in 2009. If it is determined that there was an ownership change during that year, the annual amount of net operating loss and tax credit carryforwards that could be used to offset future taxable income and income tax liability would be limited. Based on the level of the deferred tax assets at December 31, 2009 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2009.

The Company’s assessment of the valuation allowance on the U.S. deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. On July 31, 2009, the Company purchased all the outstanding shares of MaxT Systems Inc. As a result of the acquisition of MaxT, the Company was able to remove $0.6 million of valuation allowance on previously existing deferred tax assets.

Excluded from the above deferred tax schedule at December 31, 2009 are tax assets totaling $68.5 million resulting from the exercise of employee stock options. In accordance with ASC topic 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes) and ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. As a result of the exercise of employee stock options, the Company recorded increases to additional paid-in capital of $0.3 million in 2007. In 2008, the Company recorded a decrease of $0.4 million to additional paid in capital as a cumulative catch-up for prior year amounts recorded in excess of the final deductions reflected on tax returns. In 2009, no adjustment to additional paid-in-capital related to exercises of employee stock options was required.

The following table sets forth a reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Statutory rate	(35)%	(35)%	(35)%
Tax credits	(7)	(3)	(51)
Foreign operations	5	-	(114)
State taxes, net of federal benefit	-	-	3
Other	2	-	10
Goodwill impairment	-	21	-
Divestiture of Softimage 3D animation product line	-	3	-
Increase (decrease) in valuation allowance	33	15	247
Effective tax rate	(2)%	1%	60%

ASC topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At January 1, 2007, the Company had $6.9 million of unrecognized tax benefits, of which $4.7 million would affect the Company's effective tax rate if recognized. In March 2007, a Canadian R&D tax credit audit for the years ended December 31, 2004 and 2005 was completed. As a result, the Company recognized $3.0 million of previously unrecognized tax benefits. This amount was included in the tax benefits for the year ended December 31, 2007. In 2008, the statute of limitations expired on previously open tax years related to certain tax filings in the U.S. and Germany. As a result, the Company recognized $0.4 million of previously unrecognized tax benefits and recorded reductions to goodwill and translation adjustment of $0.5 million and $0.2 million, respectively. The Company also settled tax audits in both Canada and the U.K. resulting in the recognition of $0.6 million of previously unrecognized tax benefits and a $0.1 million reduction in translation adjustment. At December 31, 2008, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $3.7 million, of which $1.4 million would affect the Company's effective tax rate if recognized. In 2009, there was a decrease in the previously unrecognized tax benefits, primarily related to the settlement of tax audits in Germany. At December 31, 2009, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $2.3 million, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for uncertain tax positions could decrease by as much as $0.4 million due to the expiration of statutes of limitations and other factors.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Unrecognized tax benefits at January 1, 2007	$6,200
Increases for tax positions taken during a prior period	400
Increases for tax positions taken during the current period	200
Decreases for tax positions taken during a prior period	—
Decreases related to settlements	(2,800)
Unrecognized tax benefits at December 31, 2007	4,000
Increases for tax positions taken during a prior period	900
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(1,100)
Decreases related to settlements	(700)
Unrecognized tax benefits at December 31, 2008	3,100
Increases for tax positions taken during a prior period	2,000
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(2,600)
Decreases related to settlements	(200)
Decreases related to the lapse of applicable statutes of limitations	(300)
Unrecognized tax benefits at December 31, 2009	$2,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, 2008 and 2007, respectively, the Company had approximately $0.3 million, $0.6 million and $0.7 million of accrued interest related to uncertain tax positions.

The tax years 2003 through 2008 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

I.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Long-term deferred tax liabilities, net	$2,519	$4,002
Long-term deferred revenue	7,296	4,081
Long-term deferred rent	1,974	2,436
Long-term accrued restructuring	2,694	1,304
	$14,483	$11,823

J.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2009 were as follows (in thousands):

Year
2010	$21,303
2011	19,662
2012	15,863
2013	15,042
2014	13,299
Thereafter	39,629
Total	$124,798

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2017 and represent an aggregate obligation of $13.4 million through 2017. The Company currently has sublease income related to portions of the restructured space. The total of future minimum rentals to be received by the Company under non-cancelable subleases related to the above leases was $1.4 million at December 31, 2009. Such sublease income amounts are not reflected in the schedule of minimum lease payments above.  The Company has restructuring accruals of $7.7 million at December 31, 2009, which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations (see Note N).

The Company's recently signed leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five year periods. The Company has some leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of approximately $1.6 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $19.2 million, $22.9 million and $22.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total rent received from the Company’s operating subleases was approximately $1.8 million, $2.6 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has three letters of credit at a bank that are used as security deposits in connection with the Company’s recently leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2009, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2009, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at December 31, 2009, be eligible to draw against this letter of credit to a maximum of $750 thousand. The letter of credit will remain in effect at $750 thousand throughout the remaining lease period, which extends to September 2014. At December 31, 2009, the Company was not in default of this lease.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2009, the Company had entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and in the aggregate total approximately $49.5 million.

The Company depends on sole-source suppliers for certain key hardware components of its products. If any of these sole-source suppliers cease, suspend or otherwise limit production or shipment of their hardware components, or adversely modify purchasing terms or pricing structures, the Company's ability to sell and service its products may be impaired. The Company procures product components and builds inventory based on forecasts of product life cycle and customer demand. If the Company is unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, the Company may have insufficient, excess or obsolete product inventory.

Transactions with Recourse

The Company, through third parties, provides lease financing options to its customers, including end users and, on a limited basis, resellers. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2009 and 2008, the Company’s maximum recourse exposure totaled approximately $2.5 million and $4.6 million, respectively. The Company records revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, are met. Because the Company has been providing financing options to its customers for many years, the Company has a substantial history of collecting under these arrangements without providing significant refunds or concessions to the end user, reseller or financing party. To date, the payment default rate has consistently been between 2% and 4% per year of the original funded amount. The Company maintains a reserve for estimated losses under recourse lease programs based on these historical default rates applied to the funded amount outstanding at period end. At December 31, 2009 and 2008, the Company’s accruals for estimated losses were $1.3 million and $0.8 million, respectively.

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint against our Pinnacle subsidiary in Pinellas County (Florida) Circuit Court, claiming that the Engelkes are entitled to indemnification for damages and accrued interest awarded against them in litigation with a third party of $9 million, currently under appeal. In addition, the Engelkes are seeking damages for the alleged breach of certain contracts by Pinnacle and attorneys’ fees estimated to be approximately $6 million. The Engelkes’ suit against Pinnacle is expected to go to trial in September 2010. We believe that the Engelkes’ claims are without merit and intend to vigorously defend these claims. Because we cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

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

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2009 and 2008 (in thousands):

Accrual balance at December 31, 2007	$5,803
Allocated to PCTV divestiture	(832)
Accruals for product warranties	8,147
Cost of warranty claims	(7,925)
Accrual balance at December 31, 2008	5,193
Accruals for product warranties	5,694
Cost of warranty claims	(6,433)
Accrual balance at December 31, 2009	$4,454

K.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company's board of directors.

Common Stock

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the 2008, including commissions, was $21.90. At December 31, 2009, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

Under some of the Company's equity compensation plans, employees have the option or may be required to satisfy any withholding tax obligations by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2009, 2008 and 2007, the Company received approximately 14,447 shares, 1,373 shares and 684 shares, respectively, of its common stock in exchange for $172 thousand, $25 thousand and $23 thousand, respectively, of employee withholding liabilities paid by the Company.

L.	STOCK PLANS

Stock Incentive Plan

At the Company’s 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to issue, subject to adjustment in the event of stock splits and other similar events, up to 8,000,000 shares of the Company’s common stock plus:

•
an aggregate of 168,143 shares that remained available for issuance at May 21, 2008 under the Company’s 1993 Director Stock Option Plan, as amended; the Company’s 1998 Stock Option Plan; the Company’s Amended and Restated 1999 Stock Option Plan; and the Company’s Midiman, Inc. 2002 Stock Option/Stock Issuance Plan (the “Existing Plans”); and

•
any shares subject to awards granted under the Existing Plans, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

No further awards can be granted under the Existing Plans from and after May 21, 2008. Under the Plan, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. At December 31, 2009, 5,495,144 shares were available for issuance under the Plan or the Existing Plans, including 1,115,986 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the year ended December 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	4,450,286	$30.03
Granted	1,413,040	$12.84
Exercised	(51,346)	$9.68
Forfeited or canceled (a)	(1,521,558)	$37.95
Options outstanding at December 31, 2009	4,290,422	$21.80	5.66	$611
Options vested at December 31, 2009 or expected to vest	3,667,381	$22.33	5.62	$505
Options exercisable at December 31, 2009	1,161,135	$29.69	4.67	$93

(a)
Forfeited or expired shares includes options to purchase 419,042 shares canceled as a result of the tender offer to purchase certain employee stock options completed in June 2009. See the “Stock Option Purchase” section in this note for further information on the tender offer.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $0.2 million, $0.8 million and $8.1 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2009, 2008 and 2007 was approximately $0.5 million, $1.2 million and $10.5 million, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2009, 2008 or 2007 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the year ended December 31, 2009 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	989,772	$27.28
Granted (a)	86,500	$12.20
Vested	(284,634)	$28.38
Forfeited	(148,283)	$25.84
Non-vested at December 31, 2009	643,355	$25.14	1.01	$8,203
Expected to vest	580,163	$25.30	0.96	$7,397

(a)
The restricted stock units granted during 2009 include 24,500 that vest at the earlier of one year from the grant date or the first fiscal quarter certain performance-based criteria are met. The performance-based criteria were met during the three months ended December 31, 2009, and the shares will vest during the first quarter of 2010 in accordance with the terms of the grant.

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2008 and 2007 was $22.96 and $33.76, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008, and 2007, was $2.8 million, $4.3 million, and $1.9 million, respectively.

Information with respect to non-vested restricted stock for the year ended December 31, 2009 is as follows:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2008	100,000	$25.41
Granted	—	—
Vested	(50,000)	$25.41
Forfeited	—	—
Non-vested at December 31, 2009	50,000	$25.41	1.97	$638

The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2007 was $25.41. There were no grants of restricted stock during the years ended December 31, 2009 and 2008. The total fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007, was $0.6 million, $0.1 million, and $0.1 million, respectively.

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

Employee Stock Purchase Plans

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (as amended, the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering termination date. Shares issued under the ESPP are considered compensatory under ASC subtopic 718-50, Compensation – Stock Compensation – Employee Share Purchase Plans (formerly SFAS No. 123(revised 2004), Share-Based Payment). Accordingly, the Company was required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering termination date, and shares offered under this arrangement were considered noncompensatory.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP starting for the year ended December 31, 2009 and the eight months ended December 31, 2008:

	Year Ended December 31, 2009	Eight Months Ended December 31, 2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.40%	2.21%
Expected volatility	54.4%	45.1%
Expected life (in years)	0.25	0.25
Weighted-average fair value of shares issued (per share)	$1.94	$3.11

At the 2008 Annual Stockholder Meeting held on May 21, 2008, the Company’s stockholders authorized an additional 800,000 shares for issuance under the ESPP. At December 31, 2009, 844,474 shares remained available for issuance under the ESPP.

M.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company's board of directors, make discretionary contributions to the plan. The Company’s contribution to the plan, which was suspended for much of 2009, is generally 50% of up to the first 6% of an employee’s salary contributed to the plan by the employee. The Company’s contributions to the plan totaled $1.3 million, $3.5 million and $3.5 million in 2009, 2008 and 2007, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company made contributions to these plans of $0.9 million, $2.1 million and $2.1 million in 2009, 2008 and 2007, respectively.

Nonqualified Deferred Compensation Plan

The Company's board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Company's board of directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represents an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $0.8 million and $0.7 million at December 31, 2009 and 2008, respectively, and were recorded in other current assets and accrued compensation and benefits at those dates.

N.	RESTRUCTURING COSTS AND ACCRUALS

In October 2008, the Company initiated a company-wide restructuring plan (the “Plan”) that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The Plan is intended to improve operational efficiencies and bring costs in line with expected revenues. In connection with the Plan, during the fourth quarter of 2008 the Company recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, the Company recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory. Of the total restructuring charge of $22.8 million recorded in the fourth quarter of 2008, $16.9 million related to the Video segment, $3.3 million related to the Audio segment and $2.6 million related to corporate operations.

During the first six months of 2009, the Company recorded new restructuring charges totaling $8.2 million under the Plan, of which $3.1 million related to employee termination costs; $4.3 million related to the closure of all or part of nine facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory not included in assets held-for-sale. During the third and fourth quarters of 2009, as a result of the expanded use of the Company’s internationally based partners for R&D projects and our desire to better align our 2010 cost structure with revenue expectations, the Company initiated new restructuring actions under the Plan resulting in additional restructuring charges totaling $18.9 million. The third and fourth quarter charges included $11.7 million related to an additional reduction in force of approximately 320 positions and $7.2 million, including non-cash charges of $2.2 million for the write-off of fixed assets, primarily related to the closure of one floor of the Audio segment’s Daly City, California facility. Also during 2009, the Company recorded revisions of $0.8 million to previously recorded restructuring estimates for additional severance obligations related to the Plan. Of the total Plan restructuring charges of $27.9 million recorded in 2009, $13.3 million related to corporate operations, $5.5 million related to the Video segment and $9.1 million related to the Audio segment. In connection with restructuring actions taken under the Plan, the Company has incurred or expects to incur total restructuring charges of approximately $53 million. Also during 2009, restructuring recoveries totaling ($0.2) million were recorded for revised estimates of previously initiated restructuring plans.

During the first nine months of 2008, the Company initiated restructuring plans within its former Professional Video business unit as well as corporate operations to eliminate duplicative business functions and improve operational efficiencies. In connection with these actions, the Company recorded restructuring charges of $4.2 million related to employee termination costs for approximately 90 employees, primarily in the research and development, marketing and selling team, and general and administrative teams. Also during 2008, restructuring charges totaling $0.2 million were recorded for revised estimates of previously initiated restructuring plans.

During 2007, the Company implemented restructuring plans within the former Professional Video and Consumer Video business units, as well as corporate operations, resulting in restructuring charges of $10.1 million, $1.8 million and $0.3 million, respectively. In connection with these actions, the Company terminated the employment of approximately 125 employees, primarily from the research and development teams and marketing and selling teams. The purpose of these plans was to eliminate duplicative business functions, improve operational efficiencies and align business skills with future opportunities. The charges for the estimated costs for the employee terminations totaled $5.2 million. Actions under these restructuring plans also included the closure of facilities in Munich, Germany and Chicago, Illinois and portions of facilities in Tewksbury, Massachusetts; Montreal, Canada; and Mountain View, California, and the Company’s exit from the transmission server product line. The costs for the facility closures totaled $2.6 million. As a result of exiting the transmission server product line, the Company recorded non-cash charges totaling $4.3 million in cost of revenues for the write-down of inventory. The Company also recorded a non-cash restructuring charge of $0.1 million related to the disposal of fixed assets.

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (now ASC topic 420, Liabilities: Exit or Disposal Cost Obligations). Since the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation and payment of severance benefits, the Company has accounted for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC topic 712, Compensation – Nonretirement Postemployment Benefits (formerly SFAS No. 112, Employers’ Accounting for Postemployment Benefits). Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the 2005 Pinnacle acquisition, the Company recorded restructuring accruals related to severance agreements and lease or other contract terminations in accordance with the then current accounting guidance of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the third quarter of 2007, the Company recorded a $0.7 million increase in the estimate for the Pinnacle accrual and a corresponding restructuring charge in the Company’s statement of operations. At December 31, 2009, the restructuring accrual balance related to the Pinnacle acquisition totaled approximately $0.5 million.

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2006	$2,433	$1,594	$932	$1,504	$6,463
New restructuring charges – operating expenses	5,247	2,681	—	—	7,928
New restructuring charges – cost of revenues	—	4,278	—	—	4,278
Revisions of estimated liabilities	320	324	(370)	1,193	1,467
Accretion	—	122	—	44	166
Cash payments for employee-related charges	(6,916)	—	(570)	—	(7,486)
Cash payments for facilities, net of sublease income	—	(1,467)	—	(671)	(2,138)
Non-cash write-offs	—	(4,387)	—	(53)	(4,440)
Foreign exchange impact on ending balance	102	111	10	24	247
Accrual balance at December 31, 2007	1,186	3,256	2	2,041	6,485
New restructuring charges – operating expenses	24,413	690	—	—	25,103
New restructuring charges – cost of revenues	—	1,876	—	—	1,876
Revisions of estimated liabilities	(85)	450	(2)	(186)	177
Accretion	—	88	—	52	140
Cash payments for employee-related charges	(11,274)	—	—	—	(11,274)
Cash payments for facilities, net of sublease income	—	(2,054)	—	(739)	(2,793)
Non-cash write-offs	—	(1,892)	—	—	(1,892)
Foreign exchange impact on ending balance	849	(215)	—	(339)	295
Accrual balance at December 31, 2008	15,089	2,199	—	829	18,117
New restructuring charges – operating expenses	14,835	11,496	—	—	26,331
New restructuring charges – cost of revenues	—	799	—	—	799
Revisions of estimated liabilities	593	(4)	—	(47)	542
Accretion	—	239	—	38	277
Cash payments for employee-related charges	(20,726)	—	—	—	(20,726)
Cash payments for facilities, net of sublease income	—	(4,611)	—	(425)	(5,036)
Non-cash write-offs	—	(3,140)	—	—	(3,140)
Foreign exchange impact on ending balance	(557)	283	—	77	(197)
Accrual balance at December 31, 2009	$9,234	$7,261	$—	$472	$16,967

The employee-related accruals at December 31, 2009 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at December 31, 2009.

The facilities-related accruals at December 31, 2009 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $5.0 million is included in the caption “accrued expenses and other current liabilities” and $2.7 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2009.

O.	SEGMENT INFORMATION

The Company’s organizational structure is based on strategic business units aligned with the principal product segments in which the Company’s products are sold. ASC section 280-10-50, Segment Reporting – Overall – Disclosure, (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In July 2008, the Company announced several changes to its historical business unit structure to be implemented for 2009. The new business structure, which includes a single customer-facing organization, was used to evaluate segment performance and measure segment profitability beginning January 1, 2009. Also beginning January 1, 2009, the Company’s former Consumer Video segment was combined with the former Professional Video segment to form a single Video segment. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that for 2009 the Company’s two business units, Video and Audio, also equated to its reportable segments.

The Company excludes certain corporate infrastructure costs and expenses, including marketing and selling, finance, human resources, legal and some information technology expenses, when evaluating reportable segment performance and measuring the profitability of each operating segment. Such expenses are managed outside the segments and are not controllable at the segment level, and the Company believes that excluding these costs provides a better measure of each segment’s performance. The Company also excludes certain other costs and expenses when evaluating segment performance and profitability, including the amortization and impairment of acquired intangible assets, stock-based compensation expenses, restructuring expenses, gains or losses on sales of assets, and legal settlements. The Company reports a contribution margin for each business unit that excludes these costs. The Company has revised the prior period segment disclosures to conform to the current presentation.

The Video segment provides digital nonlinear hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets and automate workflows in a faster, easier, and more cost-effective manner. This segment’s professional digital nonlinear editing software and hardware products include the Media Composer product line widely used to edit television programs, commercials and films; the NewsCutter and Instinct editors designed for the fast-paced world of news production; and Avid Symphony Nitris DX and Avid DS, which are used during the “online” or “finishing” stage of post production. Professional video-editing solutions accounted for approximately 13%, 14% and 15% of the Company’s consolidated net revenues for 2009, 2008 and 2007, respectively. The Video segment also includes shared storage and workflow solutions that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology and enable users to simultaneously share and manage media assets throughout a project or organization. Video storage and workflow solutions accounted for approximately 16%, 16% and 15% of the Company’s consolidated net revenues in 2009, 2008 and 2007, respectively. This segment’s products also include the Pinnacle Studio video-editing product line, previously reported in the Company’s former Consumer Video segment, that allows users to create, edit, view and distribute video media using a personal computer. The 2008 and 2007 reporting for the Video segment also includes the Company’s former Softimage 3D animation and PCTV product lines that were sold in the fourth quarter of 2008 (see Note G).

The Audio segment hardware and software for digital audio production systems and live sound systems provide music creation; audio recording, editing, and mixing; and live performance solutions for a broad range of customers. This segment includes the Company’s Pro Tools products, which accounted for approximately 17%, 14% and 15% of the Company’s consolidated net revenues in 2009, 2008 and 2007, respectively.

The following is a summary of the Company’s revenues and contribution margin by reportable segment for the years ended December 31, 2009, 2008 and 2007 and a reconciliation of segment contribution margin to total consolidated operating loss for each period (in thousands):

	2009	2008	2007
Revenues:
Video (a)	$375,010	$551,706	$610,577
Audio	253,960	293,195	318,993
Total revenues	$628,970	$844,901	$929,570

Contribution Margin:
Video	$113,524	$144,639	$195,926
Audio	91,534	101,489	116,373
Segment contribution margin	205,058	246,128	312,299

Less unallocated costs and expenses:
Research and development expenses	(6,918)	(7,170)	(6,317)
Marketing and selling expenses	(158,812)	(191,948)	(191,784)
General and administrative expenses	(51,598)	(66,906)	(64,957)
Amortization of acquisition-related intangible assets	(12,544)	(20,380)	(30,621)
Impairment of goodwill and intangible assets	—	(129,972)	—
Stock-based compensation	(13,394)	(14,201)	(15,949)
Restructuring costs, net	(27,672)	(27,288)	(13,688)
Legal settlements and other costs	(4,159)	—	(1,602)
Gain on sales of assets	155	13,287	—
Consolidated operating loss	$(69,884)	$(198,450)	$(12,619)

(a)	Video revenues for the years ended December 31, 2009, 2008 and 2007 include revenues of $1.9 million, $61.5 million and $68.7 million, respectively, attributable to divested or exited product lines.

Certain assets, including cash and marketable securities and acquisition-related intangible assets, are not included in the assets of the reportable segments because management does not consider them in evaluating operating results of the segments. The following table reconciles assets for reportable segments to total consolidated amounts at December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Assets:
Video	$162,984	$202,431	$253,803
Audio	82,747	89,942	95,679
Total assets for reportable segments	245,731	292,373	349,482
Unallocated amounts:
Cash, cash equivalents and marketable securities	108,877	147,694	224,460
Acquisition-related intangible assets and goodwill	256,430	263,518	432,011
Total assets	$611,038	$703,585	$1,005,953

The following is a summary of depreciation and capital expenditures by reportable segment for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Video:
Depreciation	$13,561	$14,704	$16,579
Capital expenditures	13,639	12,791	17,508

Audio:
Depreciation	$4,643	$6,175	$4,523
Capital expenditures	5,625	4,338	8,642

The following table summarizes the Company’s revenues by country for the years ended December 31, 2009, 2008 and 2007 (in thousands). The categorization of revenues is based on the country in which the customer resides.

	2009	2008	2007
Revenues:
United States	$266,271	$331,983	$387,243
Other countries	362,699	512,918	542,327
Total revenues	$628,970	$844,901	$929,570

The following table summarizes the Company’s long-lived assets by country at December 31, 2009 and 2008 (in thousands):

	2009	2008
Long-lived assets:
United States	$42,064	$33,512
Other countries	15,608	15,610
Total long-lived assets	$57,672	$49,122

P.	FOREIGN CURRENCY FORWARD CONTRACTS

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

The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of ASC topic 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), to be treated as hedges for accounting purposes.

The following table sets forth the effect of the Company’s foreign currency forward contracts recorded as marketing and selling expenses in the Company’s statements of operations during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Net Gain (Loss) Recorded in Operating Expenses
Derivatives Not Designated as Hedging Instruments under ASC Topic 815	2009	2008	2007
Foreign currency forward contracts	$1,416	($984)	$1,308

At December 31, 2009 and 2008, the Company had foreign currency forward contracts outstanding with notional values of $46.2 million and $39.7 million, respectively, as hedges against forecasted foreign currency denominated receivables, payables and cash balances. The following tables set forth the balance sheet location and fair values of the Company’s foreign currency forward contracts at December 31, 2009 and 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at December 31, 2008
Financial assets:
Foreign currency forward contracts	Other current assets	$1,162	—

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$546	$45

See Note B for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

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

	Year Ended December 31,
	2009	2008	2007
Options	4,308	4,121	2,816
Warrant (a)	—	679	1,155
Non-vested restricted stock and restricted stock units	707	1,075	37
Anti-dilutive potential common shares	5,015	5,875	4,008

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

	Year Ended December 31,
	2009	2008	2007
Options	12	128	445
Non-vested restricted stock and restricted stock units	15	11	31
Total anti-dilutive common stock equivalents	27	139	476

R.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisition of MaxT during the year ended December 31, 2009 and a contingency payment related to the 2005 acquisition of Wizoo Sound Design GmbH (“Wizoo”) during the year ended December 31, 2007 (in thousands). There were no supplemental cash flow investing activities during the year ended December 31, 2008.

	2009	2008	2007
Fair value of:
Assets acquired and goodwill	$7,332	$—	$—
Payment for contingent obligations	—	—	529
Liabilities assumed	(2,152)	—	—
Total consideration	5,180	—	529

Less: cash acquired	(767)	—	—
Net cash paid for acquisitions	$4,413	$—	$529

As part of the purchase agreement for Wizoo, the Company was contingently obligated to make additional payments to the former shareholders of Wizoo of up to €1.0 million, dependent upon Wizoo achieving certain engineering milestones through January 2008. During 2007, the final engineering milestone was met and €0.4 million was recorded as additional purchase price and allocated to goodwill.

Cash paid for interest was $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

S.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarters Ended
	2009				2008
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$174,679	$152,119	$150,543	$151,629	$206,706	$217,066	$222,863	$198,266
Cost of revenues	82,827	70,683	72,519	77,087	115,310	113,047	112,257	102,460
Amortization of intangible assets	568	519	426	520	753	1,249	2,270	3,254
Restructuring costs	—	—	—	799	1,876	—	—	—
Gross profit	91,284	80,917	77,598	73,223	88,767	102,770	108,336	92,552
Operating expenses:
Research & development	30,015	29,262	30,661	31,051	33,291	37,825	38,972	38,510
Marketing & selling	46,121	44,705	41,994	40,781	49,511	53,638	55,259	50,327
General & administrative	21,322	12,093	12,559	15,113	17,422	19,734	19,492	21,943
Amortization of intangible assets	2,732	2,782	2,622	2,375	2,837	3,307	3,323	3,387
Impairment of goodwill and intangible assets	—	—	—	—	78,715	51,257	—	—
Restructuring costs, net	9,741	7,891	5,019	4,222	21,305	2,107	937	1,063
(Gain) loss on sale of assets	(3,553)	3,398	—	—	(13,287)	—	—	—
Total operating expenses	106,378	100,131	92,855	93,542	189,794	167,868	117,983	115,230
Operating loss	(15,094)	(19,214)	(15,257)	(20,319)	(101,027)	(65,098)	(9,647)	(22,678)
Other income (expense), net	(94)	(240)	58	153	331	507	617	1,481
Loss before income taxes	(15,188)	(19,454)	(15,199)	(20,166)	(100,696)	(64,591)	(9,030)	(21,197)
Provision for (benefit from) income taxes, net	2,733	(2,246)	750	(2,889)	(443)	1,800	1,355	(49)
Net loss	($17,921)	($17,208)	($15,949)	($17,277)	($100,253)	($66,391)	($10,385)	($21,148)

Net loss per share – basic and diluted	($0.48)	($0.46)	($0.43)	($0.47)	($2.71)	($1.80)	($0.28)	($0.54)

Weighted-average common shares outstanding – basic and diluted	37,415	37,341	37,282	37,130	37,012	36,960	36,904	39,362

High common stock price	$15.42	$15.29	$15.48	$12.18	$25.00	$29.91	$25.61	$28.38
Low common stock price	$11.52	$10.81	$9.00	$8.40	$9.68	$16.60	$16.97	$17.61

The Company's quarterly operating results fluctuate as a result of a number of factors including, without limitation, the timing of new product introductions; the timing of, and costs incurred in association with, the recognition of large enterprise sales to customers; marketing expenditures; promotional programs; and periodic discounting due to competitive factors.

T.	SUBSEQUENT EVENT

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”) for approximately $16 million, which is subject to adjustment. Blue Order is headquartered in Germany and is a global provider of workflow and media asset management solutions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

During the fourth quarter of 2009, we changed our internal controls over financial reporting by implementing the remediation steps noted below in order to address a material weakness identified in connection with our assessment of internal controls over financial reporting for the quarterly period ended September 30, 2009. The changes in internal controls over financial reporting made during the fourth quarter of 2009 included steps to ensure employees involved in the sales, order processing, shipping and accounting functions receive additional training concerning shipping terms and the appropriate recognition of revenue, as well as the implementation of additional monthly review procedures and monitoring controls to ensure that customer-approved purchase order shipping terms are noted and properly applied during the processes for shipping, invoicing and recognizing revenue.

With the exception of the items noted above, we made no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid, One Park West, Tewksbury, MA 01876, Attention: Corporate Secretary. Our Code of Business Conduct and Ethics is also available in the Investor Relations section of our website at www.avid.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.

The remainder of the response to this item is contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, or the 2010 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board Committees,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in our 2010 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2010 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in our 2010 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in our 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting
-  Reports of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
-  Consolidated Balance Sheets as of December 31, 2009 and 2008
-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007
-  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
-  Notes to Consolidated Financial Statements

(a) 2.	FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included immediately following the signature page on page F-1:

Schedule II – Valuation and Qualifying Accounts

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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Gary G. Greenfield
Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary G. Greenfield	By:	/s/ Ken Sexton
	Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)

Date:	March 16, 2010	Date:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary G. Greenfield
Gary G. Greenfield	Director	March 16, 2010

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 12, 2010

/s/ George H. Billings
George H. Billings	Director	March 16, 2010

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 16, 2010

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	March 16, 2010

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Director	March 16, 2010

/s/ Youngme E. Moon
Youngme E. Moon	Director	March 16, 2010

/s/ David B. Mullen
David B. Mullen	Director	March 16, 2010

/s/ John H. Park
John H. Park	Director	March 16, 2010

AVID TECHNOLOGY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008 and 2007
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts
December 31, 2009	$3,504	$1,359	—		($1,644)	(a)	$3,219
December 31, 2008	2,160	2,224	—		(880)	(a)	3,504
December 31, 2007	2,583	608	—		(1,031)	(a)	2,160

Sales returns and allowances
December 31, 2009	$19,678	—	$16,110	(b)	($22,660)	(c)	$13,128
December 31, 2008	18,624	—	34,519	(b)	(33,465)	(c)	19,678
December 31, 2007	19,748	—	39,771	(b)	(40,895)	(c)	18,624

Allowance for transactions with recourse
December 31, 2009	$784	$571	$571	(d)	($670)	(e)	$1,256
December 31, 2008	777	359	255	(d)	(607)	(e)	784
December 31, 2007	1,514	(388)	(339)	(d)	(10)	(e)	777

Deferred tax asset valuation allowance
December 31, 2009	$203,473	$967	$2,769		—		$207,209
December 31, 2008	140,486	19,295	43,692		—		203,473
December 31, 2007	138,974	8,602	—		($7,090)		140,486

(a)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).
(b)	Provisions for sales returns and volume rebates are charged directly against revenues.
(c)	Amount represents credits for returns, volume rebates and promotions.
(d)	A portion of the provision for transactions with recourse is charged directly against revenues.
(e)	Amount represents defaults, net of recoveries.

F-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended	X
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
10.1	Lease between MGI Andover Street, Inc. and the Registrant dated March 21, 1995		10-Q	May 15, 1995	000-21174
10.2	Amended and Restated Lease dated June 7, 1996 between MGI One Park West, Inc. and the Registrant		10-Q	August 14, 1996	000-21174
10.3	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.4	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.5	Northwest Park Lease dated as of November 20, 2009 between Avid Technology, Inc. and N.W. Building 28 Trust (for premises at 10 North Avenue, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.6	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.7	1994 Stock Option Plan, as amended		S-8	October 27, 1995	033-98692
#10.8	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended	X
#10.9	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.10	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.11	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.12	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.13	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.14	Midiman, Inc. 2002 Stock Option/Stock Issuance Plan		10-Q	November 9, 2004	000-21174
#10.15	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.16	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme		10-K	March 1, 2007	000-21174
#10.17	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.18	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.19	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.20	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.22	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.23	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.24	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.25	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.26	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.27	2009 Executive Bonus Plan		8-K	March 23, 2009	000-21174
#10.28	Executive Employment Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.29	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.30	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.31	Executive Employment Agreement dated January 21, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 22, 2008	000-21174
#10.32	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.33	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.34	Executive Employment Agreement dated February 6, 2008 between the Registrant and Kirk E. Arnold		10-Q	May 9, 2008	000-21174
#10.35	Executive Employment Agreement dated July 21, 2009 between the Registrant and Christopher C. Gahagan		10-Q	November 16, 2009	000-21174
#10.36	Letter Agreement dated May 29, 2008 between the Registrant and Martin Vann	X
#10.37	Form of Executive Officer Employment Agreement	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
__________________________
#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.