Form 10-Q
period 2010-03-31
AVID TECHNOLOGY, INC.
filed 2010-05-07
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2010 was 38,033,911.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained in this quarterly report regarding our strategy, future plans or operations, financial position, future revenues, projected costs, prospects, and objectives of management, other than statements of historical facts, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by such forward-looking statements, many of which are beyond our control, including the factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Products	$128,679	$123,641
Services	27,277	27,988
Total net revenues	155,956	151,629

Cost of revenues:
Products	63,269	61,248
Services	14,040	15,839
Amortization of intangible assets	966	520
Restructuring costs	—	799
Total cost of revenues	78,275	78,406
Gross profit	77,681	73,223

Operating expenses:
Research and development	30,151	31,051
Marketing and selling	41,746	40,781
General and administrative	14,602	15,113
Amortization of intangible assets	2,857	2,375
Restructuring costs, net	1,340	4,222
Total operating expenses	90,696	93,542

Operating loss	(13,015)	(20,319)

Interest income	135	264
Interest expense	(209)	(50)
Other income (expense), net	74	(61)
Loss before income taxes	(13,015)	(20,166)
Provision for (benefit from) income taxes, net	467	(2,889)
Net loss	$(13,482)	$(17,277)

Net loss per common share – basic and diluted	$(0.36)	$(0.47)

Weighted-average common shares outstanding – basic and diluted	37,516	37,130

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,735	$91,517
Marketable securities	500	17,360
Accounts receivable, net of allowances of $14,498 and $16,347 at
March 31, 2010 and December 31, 2009, respectively	84,257	79,741
Inventories	71,794	77,243
Deferred tax assets, net	1,818	770
Prepaid expenses	10,076	7,789
Other current assets	21,063	22,516
Total current assets	263,243	296,936

Property and equipment, net	52,708	37,217
Intangible assets, net	36,585	29,235
Goodwill	230,777	227,195
Other assets	9,640	20,455
Total assets	$592,953	$611,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,431	$30,230
Accrued compensation and benefits	25,160	25,281
Accrued expenses and other current liabilities	40,856	55,591
Income taxes payable	3,610	3,228
Deferred revenues	45,621	39,107
Total current liabilities	148,678	153,437

Long-term liabilities	16,282	14,483
Total liabilities	164,960	167,920

Contingencies (Note 13)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	994,700	992,489
Accumulated deficit	(464,048)	(444,661)
Treasury stock at cost, net of reissuances	(106,099)	(112,389)
Accumulated other comprehensive income	3,017	7,256
Total stockholders’ equity	427,993	443,118
Total liabilities and stockholders’ equity	$592,953	$611,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,482)	$(17,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,303	7,750
(Recovery of) provision for doubtful accounts	(170)	1,011
Non-cash provision for restructuring	—	925
(Gain) loss on disposal of fixed assets	(13)	79
Compensation expense from stock grants and options	3,322	4,148
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	—	(372)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(4,605)	19,735
Inventories	5,703	(334)
Prepaid expenses and other current assets	(690)	7,216
Accounts payable	2,803	(5,442)
Accrued expenses, compensation and benefits and other liabilities	(15,453)	(20,830)
Income taxes payable	205	(2,957)
Deferred revenues	7,560	(4,444)
Net cash used in operating activities	(6,517)	(10,792)

Cash flows from investing activities:
Purchases of property and equipment	(10,009)	(3,637)
Decrease (increase) in other long-term assets	281	(571)
Payments for business acquisitions, net of cash acquired	(16,087)	—
Purchases of marketable securities	(1,750)	(29,993)
Proceeds from sales of marketable securities	18,605	22,340
Proceeds from notes receivable	—	732
Net cash used in investing activities	(8,960)	(11,129)

Cash flows from financing activities:
Payments related to the issuance of common stock under employee stock plans, net	(727)	(602)
Net cash used in financing activities	(727)	(602)

Effect of exchange rate changes on cash and cash equivalents	(1,578)	(1,118)
Net decrease in cash and cash equivalents	(17,782)	(23,641)
Cash and cash equivalents at beginning of period	91,517	121,792
Cash and cash equivalents at end of period	$73,735	$98,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 2009 was derived from Avid’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2009 in its 2009 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, fair value measurements and income tax asset valuation allowances. Actual results could differ from the Company’s estimates.

In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that the Company now has only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 15 for the Company’s segment reporting for the three-month periods ended March 31, 2010 and 2009.

The Company evaluated subsequent events to determine if any event since March 31, 2010, the date of these financial statements, required disclosure in these statements. The evaluation determined that the Company’s acquisition of Euphonix, Inc. on April 21, 2010 should be disclosed in these financial statements (see Note 18). The Company further determined that no other recognized or unrecognized subsequent events required recognition or disclosure.

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

	Three Months Ended March 31,
	2010	2009
Options	4,368	4,287
Non-vested restricted stock and restricted stock units	514	956
Anti-dilutive potential common shares	4,882	5,243

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended March 31,
	2010	2009
Options	10	10
Non-vested restricted stock and restricted stock units	37	2
Anti-dilutive common stock equivalents	47	12

3.    FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurements. FASB ASC topic 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at March 31, 2010. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Investments valued based on other observable inputs and classified as Level 2 include foreign currency contracts and a municipal bond.

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities	$556	$56	$500	$—
Deferred compensation plan investments	870	870	—	—
Foreign currency forward contracts	601	—	601	—

Financial Liabilities:
Deferred compensation plan	$870	$870	$—	$—
Foreign currency forward contracts	150	—	150	—

The following table summarizes the costs (amortized costs of debt instruments) and fair values of the Company’s available for sale securities at March 31, 2010 (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Money market	$56	$—	$56
Municipal bond	500	—	500
	$556	$—	$556

All available for sale securities held at March 31, 2010 had effective maturities of less than one year. All income generated from these investments has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the three months ended March 31, 2010. There were no available for sale securities with unrealized losses at March 31, 2010.

The Company used the following valuation techniques to determine fair values of its investment instruments:

•	Money Market: The fair value of the Company’s money market fund investment was determined using the unadjusted quoted price from an active market of identical assets.
•
Municipal Bond:  The determination of the fair value of the municipal bond included the use of observable inputs from market sources and incorporating relative credit information, observed market movements and sector news into a pricing model.

The fair values of our foreign currency forward contracts are measured at fair value on a recurring basis based on the changes in fair value of the foreign currency forward contracts. See Note 4 for further information on the Company’s foreign currency forward contracts.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 (in thousands):

		Fair Value Measurements Using
	Three Months Ended March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$801	$—	$801	$—	$801

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

•
Facilities-Related Restructuring Accruals:  During the three months ended March 31, 2010, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

4.    FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income and cash flow. To hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company’s customers over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of FASB ASC topic 815, Derivatives and Hedging, to be treated as hedges for accounting purposes.

The following table sets forth the effect of the Company’s foreign currency forward contracts recorded as marketing and selling expenses in the Company’s statements of operations during the three-month periods ended March 31, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain Recorded in Operating Expenses
	Three Months Ended March 31,
	2010	2009
Foreign currency forward contracts	$276	$1,824

At March 31, 2010 and December 31, 2009, the Company had foreign currency forward contracts outstanding with notional values of $34.9 million and $46.2 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at March 31, 2010 and December 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Financial assets:
Foreign currency forward contracts	Other current assets	$601	$1,162

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$150	$546

See Note 3 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.    ACQUISITIONS

Blue Order Solutions AG

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”), a Germany-based developer and provider of workflow and media asset management solutions, for cash, net of cash acquired, of $16.1 million. A preliminary allocation of the purchase price performed during the three months ended March 31, 2010, allocated the purchase price as follows:  $1.2 million to net assets acquired, $11.8 million to amortizable identifiable intangible assets, ($0.6) million to net deferred tax liabilities and the remaining $3.7 million to goodwill. The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the synergies the Company expects to realize by incorporating Blue Order’s workflow and media asset management technology into future solutions offered to customers.

The amortizable identifiable intangible assets acquired include developed technology of $5.9 million, customer relationships of $3.9 million, non-compete agreements of $1.6 million, and trademarks and trade names of $0.4 million. The Company used the income approach to determine the values of the identifiable intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Blue Order’s intangible assets was 21% and the effective tax rate used was 35%.

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of three years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.2 years. Amortization expense for Blue Order intangibles totaled $0.9 million for the three-month period ended March 31, 2010.

The Company is continuing its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Blue Order. Once this evaluation is complete, which in no event will occur more than one year from the date of acquisition, the Company will finalize the purchase price allocation.

The results of operations of Blue Order have been included in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the Blue Order acquisition as if it had occurred at the beginning of 2009 would not differ materially from reported results.

MaxT Systems Inc.

On July 31, 2009, the Company acquired all the outstanding shares of MaxT Systems Inc. (“MaxT”), a Canada-based developer of server-based media management and editing technology, for cash, net of cash acquired, of $4.4 million. The Company’s allocation of the purchase price resulted in $3.3 million allocated to amortizable identifiable intangible assets and the remaining $1.1 million to goodwill. In addition, the Company recorded related net deferred tax liabilities of $0.8 million, increasing the goodwill to $1.9 million. The goodwill, which reflects the value of the assembled workforce and the synergies the Company expects to realize by incorporating MaxT’s media management and editing technology into future solutions offered to customers, is not deductible for tax purposes.

The results of operations of MaxT have been included in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the MaxT acquisition as if it had occurred at the beginning of 2009 would not differ materially from reported results.

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010 (a)	December 31, 2009
Goodwill	$402,677	$399,095
Accumulated impairment losses	(171,900)	(171,900)
	$230,777	$227,195

(a)
The $3.6 million increase in goodwill from December 31, 2009 to March 31, 2010 was the result of the addition of $3.7 million related to the January 2010 acquisition of Blue Order, partially offset by foreign currency translation adjustments of approximately $0.1 million. See Note 5 for further information regarding the goodwill related to the Blue Order acquisition.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Gross (a)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$73,826	$(65,636)	$8,190	$68,186	$(64,609)	$3,577
Customer relationships	67,323	(42,145)	25,178	63,653	(40,221)	23,432
Trade names	14,209	(12,411)	1,798	13,800	(11,668)	2,132
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements	1,655	(236)	1,419	162	(68)	94
	$157,573	$(120,988)	$36,585	$146,361	$(117,126)	$29,235

(a)
The March 31, 2010 gross amounts include the addition of $11.8 million for intangible assets related to the January 2010 acquisition of Blue Order, partially offset by foreign currency translation adjustments of approximately $0.6 million. See Note 5 for further information regarding the identifiable intangible assets acquired from Blue Order.

Amortization expense related to all intangible assets in the aggregate was $3.8 million and $2.9 million for the three-month periods ended March 31, 2010 and 2009, respectively. The Company expects amortization of these intangible assets to be approximately $9 million for the remainder of 2010, $11 million in 2011, $7 million in 2012, $4 million in 2013, $2 million in 2014, $2 million in 2015 and $2 million thereafter.

7.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable	$98,755	$96,088
Less:
Allowance for doubtful accounts	(2,592)	(3,219)
Allowance for sales returns and rebates	(11,906)	(13,128)
	$84,257	$79,741

The accounts receivable balances at March 31, 2010 and December 31, 2009 excluded approximately $17.4 million and $17.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

8.    INVENTORIES

Inventories consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$13,609	$14,592
Work in process	4,871	5,624
Finished goods	53,314	57,027
	$71,794	$77,243

At March 31, 2010 and December 31, 2009, the finished goods inventory included inventory at customer locations of $11.0 million and $10.6 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Computer and video equipment and software	$120,839	$115,248
Manufacturing tooling and testbeds	6,727	6,428
Office equipment	3,392	3,404
Furniture and fixtures	10,251	10,378
Leasehold improvements	44,763	31,777
	185,972	167,235
Accumulated depreciation and amortization	(133,264)	(130,018)
	$52,708	$37,217

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Long-term deferred tax liabilities, net	$3,818	$2,519
Long-term deferred revenue	8,357	7,296
Long-term deferred rent	1,875	1,974
Long-term accrued restructuring	2,232	2,694
	$16,282	$14,483

11.    ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. At March 31, 2010, 4,849,842 shares were available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan, including 900,100 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company records stock-based compensation cost for stock-based awards over the requisite service periods for the individual awards, which generally equal the vesting periods. Stock-compensation expense is recognized using the straight-line attribution method. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are based on the intrinsic values of the awards at the date of grant.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.73%	1.48%
Expected volatility	47.0%	58.6%
Expected life (in years)	4.53	4.55
Weighted-average fair value of options granted	$5.66	$4.83

The Company also issues stock option grants or restricted stock awards with vesting based on market conditions, specifically Avid’s stock price, or a combination of performance and market conditions. The compensation costs and derived service periods for such grants are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. For restricted stock unit grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated based on the intrinsic values of the awards at the date of grant factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are also recorded based on the higher estimate for each vesting tranche. For each stock option grant and restricted stock award with vesting based on a combination of performance and market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.33%	3.10%
Expected volatility	47.9%	59.2%
Expected life (in years)	4.01	4.08
Weighted-average fair value of options granted	$4.81	$4.22

The following table sets forth the weighted-average key assumptions and fair value results for restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the three-month period ended March 31, 2010:

Three Months Ended March 31, 2010
Expected dividend yield	0.00%
Risk-free interest rate	4.18%
Expected volatility	47.0%
Expected life (in years)	4.48
Weighted-average fair value of awards granted	$10.79

No restricted stock units with vesting based on market conditions or a combination of performance and market conditions were granted during the three-month period ended March 31, 2009.

During the three months ended March 31, 2010, the Company modified the vesting terms of certain outstanding stock options that had vesting based on market conditions. The modifications, which affected 16 employees, provide that the vesting of the underlying shares can also occur based on the achievement of certain additional performance-based criteria and resulted in a total incremental compensation charge of $0.9 million, which is being recognized over the remaining derived service period of the stock options. The incremental compensation costs for the option modifications were based on the excess fair values of the modified options immediately after the modification, which were estimated using the Black Scholes valuation method factored for the estimated probability of achieving the performance goals, compared to the fair values immediately before the modification estimated using the Monte Carlo valuation method.

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At March 31, 2010, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options outstanding during the three-month period ended March 31, 2010:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	4,290,422	$21.80

Granted	586,560	$13.76
Exercised	(8,865)	$11.96
Forfeited or expired	(170,040)	$19.76
Options outstanding at March 31, 2010 (a)	4,698,077	$20.89	5.54 years	$1,540
Options vested at March 31, 2010 or expected to vest	3,911,258	$21.34	5.51 years	$1,235
Options exercisable at March 31, 2010	1,160,056	$29.37	4.56 years	$228

(a)	Options outstanding at March 31, 2010 included 1,707,405 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic values of stock options exercised during the three-month periods ended March 31, 2010 and 2009 were approximately $21 thousand and $11 thousand, respectively. Cash amounts received from the exercise of stock options were $106 thousand and $46 thousand for the three-month periods ended March 31, 2010 and 2009, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month periods ended March 31, 2010 and 2009 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the three-month period ended March 31, 2010:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	643,355	$25.14

Granted (a)	234,500	$13.87
Vested	(231,546)	$27.11
Forfeited	(22,344)	$27.27
Non-vested at March 31, 2010 (b)	623,965	$20.10	2.21 years	$8,592
Expected to vest	500,476	$20.74	2.01 years	$6,892

(a)
Restricted stock units granted during the three months ended March 31, 2010 included 215,000 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at March 31, 2010 included 219,800 units that had vesting based on either market conditions or a combination of performance and market conditions.

The following table summarizes changes in the Company’s non-vested restricted stock during the three-month period ended March 31, 2010:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	50,000	$25.41

Granted	—	—
Vested	(6,250)	$25.41
Forfeited	—	—
Non-vested at March 31, 2010	43,750	$25.41	1.72 years	$602

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

Options to purchase a total of 419,042 shares of the Company’s common stock, of which 366,769 shares became available for future grant, were tendered under the offer for an aggregate purchase price of approximately $0.5 million paid in exchange for the cancellation of the eligible options. As a result of the tender offer, the Company incurred stock-based compensation charges of approximately $0.1 million in its condensed consolidated statements of operations during the second quarter of 2009. This was the first time the Company offered to purchase outstanding stock options in exchange for cash, and there is no current intent to make another such offer in the future.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers Avid shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP.

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.84%	1.98%
Expected volatility	48.1%	50.9%
Expected life (in years)	0.24	0.25
Weighted-average fair value of shares issued	$2.08	$2.43

Under the ESPP, the Company issued 28,308 shares at $10.74 per share and 37,559 shares at $8.51 per share during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, 816,166 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of product revenues	$189	$350
Cost of services revenues	253	390
Research and development expenses	651	470
Marketing and selling expenses	968	821
General and administrative expenses	1,261	2,117
Total stock-based compensation	$3,322	$4,148

At March 31, 2010, the Company had $28.6 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

12.    STOCK REPURCHASES

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At March 31, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the three months ended March 31, 2010, the Company repurchased 1,982 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

At March 31, 2010 and December 31, 2009, treasury shares held by the Company totaled 4,670,671 shares and 4,852,738 shares, respectively.

13.    CONTINGENCIES

The Company receives inquiries from time to time claiming possible patent infringement by the Company. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to matters such as contractual or employee relations, intellectual property rights and product performance. Settlements related to any such claim are generally included in the “general and administrative expenses” caption in the Company’s consolidated statements of operations. Management generally does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

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

From time to time, the Company provides indemnification provisions in agreements with customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that the Company will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to the Company’s products. These indemnification provisions generally offer coverage for infringement claims based upon the products covered by the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited; however, to date, the Company has not incurred material costs related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification provisions is minimal.

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

The Company has three standby letters of credit at a bank that are used as security deposits in connection with the Company’s recently leased Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2010, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At March 31, 2010, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at March 31, 2010, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at $0.8 million throughout the remaining lease period, which extends to September 2014. At March 31, 2010, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2010 and December 31, 2009, the Company’s maximum recourse exposure totaled approximately $2.2 million and $2.5 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At March 31, 2010 and December 31, 2009, the Company’s accruals for estimated losses were $1.2 million and $1.3 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Accrual balance at beginning of period	$4,454	$5,193
Accruals for product warranties	1,098	1,468
Cost of warranty claims	(1,269)	(1,701)
Accrual balance at end of period	$4,283	$4,960

14.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(13,482)	$(17,277)
Net changes in:
Foreign currency translation adjustment	(4,235)	(3,921)
Unrealized losses on investments	(4)	(41)
Total comprehensive loss	$(17,721)	$(21,239)

15.    SEGMENT INFORMATION

During 2009, the Company was organized into two business units, Video and Audio, which were also its reportable segments. In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that the Company now has one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The following is a summary of the Company’s revenues by type for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Video product revenues	$58,135	$60,555
Video services revenues	26,218	26,947
	84,353	87,502

Audio product revenues:	70,544	63,086
Audio services revenues	1,059	1,041
	71,603	64,127

Total net revenues	$155,956	$151,629

16.    RESTRUCTURING COSTS AND ACCRUALS

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

During the first six months of 2009, the Company recorded new restructuring charges totaling $8.2 million under the Plan, of which $3.1 million related to employee termination costs; $4.3 million related to the closure of all or part of nine facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory not included in assets held-for-sale. During the third and fourth quarters of 2009, as a result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations, the Company initiated new restructuring actions under the Plan resulting in additional restructuring charges totaling $18.9 million. The third and fourth quarter charges included $11.7 million related to an additional reduction in force of approximately 320 positions and $7.2 million, including non-cash charges of $2.2 million for the write-off of fixed assets, primarily related to the closure of one floor of our Daly City, California facility. Also during 2009, the Company recorded additional charges of $0.8 million for revised estimates of severance obligations previously recorded under the Plan and restructuring recoveries of ($0.2) million for revised estimates of previously initiated restructuring plans.

During the first three months of 2010, the Company recorded new restructuring charges under the Plan totaling $0.8 million resulting from the closure of all or part of four additional facilities. Also during the first three months of 2010, the Company recorded additional charges of $0.5 million for revised estimates of severance obligations previously recorded under the Plan. In connection with restructuring actions taken under the Plan, the Company has incurred or expects to incur total restructuring charges of approximately $53 million.

The Company recorded the employee-related restructuring charges as an ongoing benefit arrangement in accordance with FASB ASC topic 712, Compensation – Nonretirement Postemployment Benefits, and the facility-related restructuring charges in accordance with the guidance of FASB ASC topic 420, Liabilities: Exit or Disposal Cost Obligations. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

In connection with the 2005 Pinnacle acquisition, the Company recorded restructuring accruals related to severance agreements and lease or other contract terminations in accordance with the then current accounting guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. At March 31, 2010, the restructuring accrual balance related to the Pinnacle acquisition totaled approximately $0.3 million.

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2010 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition- Related Facilities Restructuring Liabilities
	Employee- Related	Facilities- Related & Other		Total
Accrual balance at December 31, 2009	$9,234	$7,261	$472	$16,967
New restructuring charges – operating expenses	—	801	—	801
Revisions of estimated liabilities	490	49	—	539
Accretion	—	72	5	77
Cash payments for employee-related charges	(5,292)	—	—	(5,292)
Cash payments for facilities, net of sublease income	—	(1,420)	(101)	(1,521)
Foreign exchange impact on ending balance	(194)	(18)	(30)	(242)
Accrual balance at March 31, 2010	$4,238	$6,745	$346	$11,329

The employee-related accruals at March 31, 2010 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at March 31, 2010.

The facilities-related accruals at March 31, 2010 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $4.9 million is included in the caption “accrued expenses and other current liabilities” and $2.2 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at March 31, 2010.

17.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for Avid. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (now codified within FASB ASC topic 810, Consolidation). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The Company adopted this guidance on January 1, 2010. As the Company does not currently have any interest in variable interest entities, adoption had no impact on the Company’s financial position or results of operations.

18.    SUBSEQUENT EVENT

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for total consideration of approximately $17.6 million. The consideration included cash of $12.6 million and the issuance of 327,439 shares of common stock valued at $5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We create digital audio and video technology used to make the most listened to, most watched and most loved media in the world – from the most prestigious and award-winning feature films, music recordings, television shows, live concert tours and news broadcasts, to music and movies made at home. Our influential and pioneering solutions include Media Composer, Pro Tools, Avid Unity, Interplay, Oxygen 8, Sibelius and Pinnacle Studio. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life.

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

We are deeply committed to the long-term success of our company and that of our customers. In 2008, we initiated a significant transformation of our business that included, among other things, establishing a new management team, developing a new corporate strategy, restructuring our internal organization, improving operational efficiencies, divesting non-core product lines and reducing the size of our workforce. We have established a strategic and organizational foundation from which we are positioned to build momentum in our core business and expand our operating margins with the ultimate goal of sustainable growth. As part of our business transformation, in the later part of 2009 we completed a reorganization of our business around functional groups rather than product categories. As a result, effective January 1, 2010, we commenced reporting based on a single reportable segment.

We routinely post important information for investors on the Investors page of our website at www.avid.com.

Financial Summary

Our revenues for the three months ended March 31, 2010 were $156.0 million, an increase of 2.9% compared to the same period last year, with revenues from audio products and services increasing by 11.7%, and revenues from video products and services decreasing by 3.6%. Overall, product revenues increased by 4.1% and services revenues decreased by 2.5%. Our gross margin percentage increased to 49.8% from 48.3% for the comparable 2009 period, largely driven by a 5.1% improvement in our services gross margin percentage. The gross margin increase was primarily the result of improved efficiencies resulting from our transition to a single company-wide production and delivery organization.

Our operating expenses for the three months ended March 31, 2010 were $90.7 million, compared to $93.5 million for the same period in 2009. This decrease was primarily attributable to our business transformation and a restructuring plan initiated in the fourth quarter of 2008. To date, this restructuring plan has resulted in charges related to a reduction in force of approximately 820 positions, including employees associated with product line divestitures, and the closure of all or parts of 18 facilities worldwide. Cash expenditures resulting from restructuring obligations totaled approximately $6.8 million during the first three months of 2010. We may engage in additional cost reduction programs in the future, including restructuring actions, as a result of changing economic conditions.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and intangible assets; divestitures; and income tax assets and liabilities. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. Our critical accounting policies may be found in our 2009 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

Net Revenues

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010 Net Revenues	% of Consolidated Net Revenues	2009 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video product revenues	$58,135	37.3%	$60,555	39.9%	$(2,420)	(4.0%)
Video services revenues	26,218	16.8%	26,947	17.8%	(729)	(2.7%)
	84,353	54.1%	87,502	57.7%	(3,149)	(3.6%)

Audio product revenues	70,544	45.2%	63,086	41.6%	7,458	11.8%
Audio services revenues	1,059	0.7%	1,041	0.7%	18	1.7%
	71,603	45.9%	64,127	42.3%	7,476	11.7%

Total net revenues	$155,956	100.0%	$151,629	100.0%	$4,327	2.9%

The overall 2.9% increase in our revenues was largely driven by increased revenues from our audio products. This increase was partially offset by decreased revenues from both our video products and services offerings. During the first three months of 2010, compared to the first three months of 2009, favorable currency exchange rates also contributed to our overall revenue growth.

The increase in revenues from our audio products was primarily the result of increased revenues for most of our audio product lines, which we believe largely resulted from sales promotions for certain higher-end audio products offered during the first three months of 2010, as well as increased consumer spending during that period. During the first quarter of 2010, compared to the same period in 2009, revenues from our professional audio products and our live system VENUE product line were strong, as were consumer sales of our musical instrument and speaker offerings.

The decrease in revenues from our video products was primarily the result of lower sales volumes of our broadcast news products, which we believe was the result of continued pressure on spending in some segments of the broadcast industry. This decrease was partially offset by increased revenues from strong sales of our ISIS shared storage systems and Interplay production and media-asset management products in the first quarter of 2010.

Services revenues are derived primarily from maintenance contracts and to a lesser extent professional and installation services and training. The decrease in video services revenues was largely the result of our decision to end the maintenance service offerings for certain previously discontinued product lines.

Net revenues derived through indirect channels were 70% of our net revenues for the three-month period ended March 31, 2010, compared to 67% for the same period in 2009.

Sales to customers outside the United States accounted for 58% of our net revenues for the three-month period ended March 31, 2010, compared to 55% for the same period in 2009.

Gross Margin

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in business combinations. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the three-month period ended March 31, 2009 included a charge of $0.8 million for the write-down of inventory related to the 2008 divestiture of our PCTV product line.

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

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010	Gross Margin %	2009	Gross Margin %	Change in Gross Margin %
Cost of products revenues	$63,269	50.8%	$61,248	50.5%	0.3%
Cost of services revenues	14,040	48.5%	15,839	43.4%	5.1%
Amortization of intangible assets	966	–	520	–	–
Restructuring costs	–	–	799	–	–
Total	$78,275	49.8%	$78,406	48.3%	1.5%

The 1.5% improvement in our total gross margin was largely driven by decreased services costs and the increase in our total revenues. The decrease in services costs resulted in a 5.1% improvement in services gross margin percentage and was largely the result of the improved efficiencies resulting from our transition to a single company-wide production and delivery organization.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Research and development	$30,151	$31,051	$(900)	(2.9%)

As a percentage of net revenues	19.3%	20.5%	(1.2%)

The decrease in research and development, or R&D, expenses for the three-month period ended March 31, 2010, compared to the same period in 2009, was primarily due to our increased use of offshore development resources. The increased use of offshore development resources resulted in lower facilities and information technology infrastructure costs of $1.0 million and a decrease in personnel-related expenses of $0.6 million, partially offset by a $0.9 million increase in consulting and outside services costs.

The decrease in R&D expenses as a percentage of revenues was the result of both the decrease in R&D expenses and the increase in revenues for the 2010 period compared to the same period in 2009.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Marketing and selling	$41,746	$40,781	$965	2.4%

As a percentage of net revenues	26.8%	26.9%	(0.1%)

The increase in marketing and selling expenses for the three-month period ended March 31, 2010, compared to the same period in 2009, was largely due to increased personnel-related costs, higher consulting and outside services costs and less favorable foreign exchange translations, partially offset by lower tradeshow and other promotional expenses and a decrease in bad debt expense. Personnel-related costs increased by $1.7 million, primarily resulting from higher compensation and benefits costs, while consulting and outside services costs increased by $0.4 million. During the first three months of 2010, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.3 million, compared to gains of $1.8 million for the 2009 period, resulting in a $1.5 million decrease in the offset to expense. Tradeshow and other promotional expenses decreased by $1.6 million, while bad debt expense decreased by $1.2 million. The decrease in bad debt expense was primarily the result of a lease default in the first quarter of 2009, which initiated an increase in our lease recourse reserves during that period.

The decrease in marketing and selling expenses as a percentage of revenues for the three-month period ended March 31, 2010 was the result of the increase in revenues for the period compared to the same period in 2009.

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

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
General and administrative	$14,602	$15,113	$(511)	(3.4%)

As a percentage of net revenues	9.4%	10.0%	(0.6%)

The decrease in general and administrative expenses for the three-month period ended March 31, 2010, compared to the same period in 2009, was due to lower personnel-related expenses and a decrease in facilities and information technology infrastructure costs, partially offset by increased costs related to our acquisition activities. Personnel-related costs decreased by $0.8 million, primarily resulting from reduced headcount, and facilities and information technology infrastructure costs decreased by $0.2 million. Costs related to our acquisition activities increased by $0.7 million.

The decrease in general and administrative expenses as a percentage of revenues was the result of both the decrease in general and administrative expenses and the increase in revenues for the 2010 period compared to the same period in 2009.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized using the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology and (2) the straight-line method, over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$966	$520	$446	85.8%
Amortization of intangible assets recorded in operating expenses	2,857	2,375	482	20.3%
Total amortization of intangible assets	$3,823	$2,895	$928	32.1%

Total amortization of intangible assets as a percentage of net revenues	2.5%	1.9%	0.6%

For the three-month period ended March 31, 2010, compared to the same period in 2009, the increases in amortization of intangible assets recorded in both cost of revenues and operating expenses were primarily the result of the amortization of intangible assets related to our acquisitions of Blue Order Solutions AG in January 2010 and MaxT Systems Inc. in July 2009. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Item 1 of this report for further information on our acquisition-related identifiable intangible assets.

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

During 2009, we recorded restructuring charges of $27.7 million, of which $27.9 million related to this plan and a recovery of ($0.2) million was the result of revised estimates for amounts recorded under previous restructuring plans. Charges under the plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During the first three months of 2010, we recorded new restructuring charges totaling $0.8 million as a result of the closure of all or part of four additional facilities. Also during the first quarter of 2010, we recorded charges of $0.5 million as a result of increased estimates for previously recorded severance obligations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Interest and other income (expense), net	$—	$153	$(153)	(100%)

As a percentage of net revenues	0.0%	0.1%	(0.1%)

The decrease in interest and other income (expense), net for the three-month period ended March 31, 2010, compared to the same period in 2009, was primarily the result of lower interest rates paid on lower average cash balances, as well as an increase in interest expense during the 2010 period.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended March 31, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change
Provision for (benefit from) income taxes, net	$467	$(2,889)	$3,356

As a percentage of net revenues	0.3%	(1.9%)	2.2%

Our effective tax rate, which represents a tax provision as a percentage of loss before income taxes, was 4% for the three-month period ended March 31, 2010. Our effective tax rate, which represents a tax benefit as a percentage of loss before income taxes, was 14% for the three-month period ended March 31, 2009. The change from a tax benefit to a tax provision was the result of foreign operating profits for the three-month period ended March 31, 2010, compared to foreign operating losses recorded in the same period in 2009. Additionally, in the three-month period ended March 31, 2009, there was a discrete tax benefit of $0.4 million resulting from the utilization of unused R&D tax credits. The change in the effective tax rates resulted from a large tax benefit recorded on the foreign operating losses for the three-month period ended March 31, 2009, compared to a small tax provision recorded on foreign operating profits for the three-month period ended March 31, 2010. No tax benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 64% and 41%, respectively, for the three-month periods ended March 31, 2010 and 2009. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations as well as from the proceeds of the issuance of common stock under our employee stock plans. At March 31, 2010, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $74.2 million.

Net cash used in operating activities was ($6.5) million for the three months ended March 31, 2010, compared to ($10.8) million used in operating activities for the same period in 2009. For the three months ended March 31, 2010, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accrued liabilities and an increase in accounts receivable, partially offset by an increase in deferred revenues and a decrease in inventories. For the three months ended March 31, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in accrued liabilities, accounts payable and deferred revenues, partially offset by decreases in accounts receivable and prepaid expenses.

Accrued liabilities decreased by $14.9 million during the first three months of 2010 as a result of cash expenditures related to restructuring obligations of $6.8 million, as well as payments for other obligations accrued at December 31, 2009. In connection with restructuring activities during 2010 and prior periods, at March 31, 2010, we had restructuring accruals of $4.2 million and $7.1 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $12.3 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note 16 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the three months ended March 31, 2010.

Accounts receivable increased by $4.5 million to $84.3 million at March 31, 2010 from $79.7 million at December 31, 2009. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 49 days at March 31, 2010, compared to 41 days at December 31, 2009. During the first quarter of 2010, our account receivable aging improved slightly, and we consider the DSO of 49 days to be consistent with our historical performance.

Deferred revenues increased by $6.5 million to $45.6 million at March 31, 2010, from $39.1 million at December 31, 2009. This increase was largely the result of an increase in deferrals related to maintenance contracts, primarily resulting from the timing of contract renewals.

At March 31, 2010 and December 31, 2009, we held inventories in the amounts of $71.8 million and $77.2 million, respectively. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Net cash flow used in investing activities was ($9.0) million for the three months ended March 31, 2010, compared to ($11.1) million for the same period in 2009. The net cash flow used in investing activities for the three months ended March 31, 2010 primarily reflected $16.1 million paid to acquire Blue Order and $10.0 million used for the purchase of property and equipment, partially offset by net proceeds of $16.9 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow used in investing activities for the three months ended March 31, 2009 primarily reflected net purchases of $7.7 million resulting from the timing of the sale and purchase of marketable securities, as well as $3.6 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. The increase in property and equipment purchases in the 2010 period primarily resulted from leasehold improvement, furniture and equipment costs associated with the scheduled relocation of our corporate offices to Burlington, Massachusetts in June 2010.

During the three months ended March 31, 2010, cash used in financing activities was ($0.7) million, compared to ($0.6) million for the same period in 2009. In both periods, the amounts used primarily reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 17 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have significant international operations and, therefore, our revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales transactions and net investments in foreign operations.

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

At March 31, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $34.9 million, denominated in the euro, British pound, Japanese yen and Canadian dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $0.5 million at March 31, 2010. For the three months ended March 31, 2010, net gains of $1.4 million resulting from forward contracts and $1.1 million of net transaction and remeasurement losses on the related assets and liabilities were included in our results of operations.

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

Interest Rate Risk

At March 31, 2010, we held $74.2 million in cash, cash equivalents and marketable securities, including a municipal, bond and a money market fund investment. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time arising from the normal course of business activities, including but not limited to claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

During the three months ended March 31, 2010, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended March 31, 2010:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
January 1 – January 31, 2010	–	$–	–	$80,325,905
February 1 – February 28, 2010	–	–	–	80,325,905
March 1 – March 31, 2010	1,982	14.17	–	80,325,905
	1,982	$14.17	–	$80,325,905

(a)	In March 2010, we repurchased 1,982 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At March 31, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

ITEM 5.	OTHER INFORMATION

We held our annual meeting of stockholders on May 4, 2010. At the meeting, Robert M. Bakish, Gary G. Greenfield and Louis Hernandez, Jr. were re-elected as Class II Directors for terms expiring at our 2013 annual meeting. The vote with respect to each nominee is set forth below:

	Votes For	Votes Against	Votes Abstaining
Mr. Bakish	31,948,162	133,383	8,483
Mr. Greenfield	27,561,746	4,523,744	4,538
Mr. Hernandez	24,426,233	7,656,764	7,031

The additional directors whose terms of office continued after the meeting were George H. Billings, Elizabeth M. Daley, Nancy Hawthorne, Youngme E. Moon, David B. Mullen and John H. Park.

In addition, the stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010 by a vote of 36,121,179 shares for, 26,343 shares against and 17,333 shares abstaining.

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

Date: May 7, 2010	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Amended and Restated By-Laws of the Registrant, as amended		10-K	March 16, 2010	000-21174
#10.1	2010 Executive Bonus Plan		8-K	February 12, 2010	000-21174
#10.2	Executive Employment Agreement dated March 15, 2010 between the Registrant and Martin Vann	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
__________________________

#  Management contract or compensatory plan identified pursuant to Item 15(a)3.