Form 10-Q
period 2010-06-30
AVID TECHNOLOGY, INC.
filed 2010-08-06
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-21174

__________________

Avid Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2977748 (I.R.S. Employer Identification No.)
75 Network Drive
Burlington, Massachusetts  01803
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2010 was 38,101,074.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Products	$134,134	$121,912	$262,813	$245,553
Services	28,026	28,631	55,303	56,619
Total net revenues	162,160	150,543	318,116	302,172

Cost of revenues:
Products	65,837	58,429	129,106	119,677
Services	13,139	14,090	27,179	29,929
Amortization of intangible assets	946	426	1,912	946
Restructuring costs	—	—	—	799
Total cost of revenues	79,922	72,945	158,197	151,351
Gross profit	82,238	77,598	159,919	150,821

Operating expenses:
Research and development	30,268	30,661	60,419	61,712
Marketing and selling	44,474	41,994	86,220	82,775
General and administrative	13,879	12,559	28,481	27,672
Amortization of intangible assets	2,417	2,622	5,274	4,997
Restructuring and other costs, net	4,007	5,019	5,347	9,241
Total operating expenses	95,045	92,855	185,741	186,397

Operating loss	(12,807)	(15,257)	(25,822)	(35,576)

Interest income	6	239	141	503
Interest expense	(252)	(185)	(461)	(235)
Other income (expense), net	144	4	218	(57)
Loss before income taxes	(12,909)	(15,199)	(25,924)	(35,365)
(Benefit from) provision for income taxes, net	(3)	750	464	(2,139)
Net loss	$(12,906)	$(15,949)	$(26,388)	$(33,226)

Net loss per common share – basic and diluted	$(0.34)	$(0.43)	$(0.70)	$(0.89)

Weighted-average common shares outstanding – basic and diluted	37,909	37,282	37,714	37,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,793	$91,517
Marketable securities	—	17,360
Accounts receivable, net of allowances of $13,876 and $16,347 at
June 30, 2010 and December 31, 2009, respectively	100,202	79,741
Inventories	79,146	77,243
Deferred tax assets, net	1,641	770
Prepaid expenses	7,465	7,789
Other current assets	18,408	22,516
Total current assets	253,655	296,936

Property and equipment, net	66,427	37,217
Intangible assets, net	34,012	29,235
Goodwill	243,192	227,195
Other assets	9,522	20,455
Total assets	$606,808	$611,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,187	$30,230
Accrued compensation and benefits	29,481	25,281
Accrued expenses and other current liabilities	34,571	55,591
Income taxes payable	2,355	3,228
Deferred revenues	47,881	39,107
Total current liabilities	166,475	153,437

Long-term liabilities	22,196	14,483
Total liabilities	188,671	167,920

Contingencies (Note 13)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	998,336	992,489
Accumulated deficit	(484,009)	(444,661)
Treasury stock at cost, net of reissuances	(93,612)	(112,389)
Accumulated other comprehensive income	(3,001)	7,256
Total stockholders’ equity	418,137	443,118
Total liabilities and stockholders’ equity	$606,808	$611,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(26,388)	$(33,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,497	15,763
(Recovery of) provision for doubtful accounts	(10)	1,550
Non-cash provision for restructuring	249	925
(Gain) loss on disposal of fixed assets	(46)	74
Compensation expense from stock grants and options	6,986	7,042
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(250)	(372)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(22,684)	18,256
Inventories	1,744	1,565
Prepaid expenses and other current assets	5,097	6,361
Accounts payable	20,920	(1,614)
Accrued expenses, compensation and benefits and other liabilities	(18,395)	(28,749)
Income taxes payable	(967)	(5,275)
Deferred revenues	8,346	(5,506)
Net cash used in operating activities	(8,901)	(23,206)

Cash flows from investing activities:
Purchases of property and equipment	(22,509)	(6,101)
Decrease in other long-term assets	67	(1,030)
Payments for business acquisitions, net of cash acquired	(27,008)	—
Purchases of marketable securities	(2,250)	(43,604)
Proceeds from sales of marketable securities	19,605	38,315
Proceeds from notes receivable	—	1,364
Net cash used in investing activities	(32,095)	(11,056)

Cash flows from financing activities:
Payments related to stock option purchase	—	(526)
Payments related to the issuance of common stock under employee stock plans, net	(322)	(276)
Net cash used in financing activities	(322)	(802)

Effect of exchange rate changes on cash and cash equivalents	(3,406)	632
Net decrease in cash and cash equivalents	(44,724)	(34,432)
Cash and cash equivalents at beginning of period	91,517	121,792
Cash and cash equivalents at end of period	$46,793	$87,360

Non-cash investing activities:
Landlord allowance for leasehold improvements	$6,036	—
Issuance of common stock for business acquisition	5,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company filed audited consolidated financial statements for the year ended December 31, 2009 in its 2009 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

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

During the three months ended June 30, 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation. See Note 8 for the presentation of the inventory classifications at June 30, 2010 and December 31, 2009.

In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that the Company now has only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 15 for the Company’s segment reporting for the three- and six-month periods ended June 30, 2010 and 2009.

The Company evaluated subsequent events to determine if any event since June 30, 2010, the date of these financial statements, required disclosure in these statements. The Company’s evaluation determined that no recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

2.    NET LOSS PER COMMON SHARE

Net loss per common share is presented for both basic loss per share (“Basic EPS”) and diluted loss per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common shares and potential common shares outstanding during the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options	5,236	4,217	4,831	4,264
Non-vested restricted stock and restricted stock units	453	748	466	859
Anti-dilutive potential common shares	5,689	4,965	5,297	5,123

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options	20	15	14	12
Non-vested restricted stock and restricted stock units	29	10	37	6
Anti-dilutive common stock equivalents	49	25	51	18

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at June 30, 2010. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Investments valued based on other observable inputs and classified as Level 2 include foreign currency forward contracts.

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available-for-sale securities	$552	$552	$—	$—
Deferred compensation plan investments	846	846	—	—
Foreign currency forward contracts	172	—	172	—

Financial Liabilities:
Deferred compensation plan obligations	$846	846	$—	$—
Foreign currency forward contracts	88	—	88	—

The following table summarizes the costs (amortized costs of debt instruments) and fair values of the Company’s available-for-sale securities at June 30, 2010 (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Money market	$552	$—	$552

The available-for-sale securities held at June 30, 2010 had effective maturities of less than one year. All income generated from available-for-sale securities has been recorded as interest income. The Company calculates realized gains and losses on a specific identification basis. Realized gains and losses from the sale of marketable securities were not material for the three- or six-month periods ended June 30, 2010. There were no available-for-sale securities with unrealized losses at June 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the six-month period ended June 30, 2010 (in thousands):

		Fair Value Measurements Using
	Six Months Ended June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$801	$—	$801	$—	$801

The Company did not measure any assets or liabilities at fair value on a non-recurring basis during the three-months ended June 30, 2010.

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

•
Facilities-Related Restructuring Accruals:  During the six-month period ended June 30, 2010, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

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

The following table sets forth the effect of the Company’s foreign currency forward contracts recorded as marketing and selling expenses in the Company’s statements of operations during the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain (Loss) Recorded in Operating Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Foreign currency forward contracts	$5	($243)	$281	$1,581

At June 30, 2010 and December 31, 2009, the Company had foreign currency forward contracts outstanding with notional values of $31.0 million and $46.2 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at June 30, 2010 and December 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Financial assets:
Foreign currency forward contracts	Other current assets	$172	$1,162

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$88	$546

See Note 3 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.    ACQUISITIONS

Euphonix, Inc.

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for cash, net of cash acquired, of $10.9 million and 327,439 shares of the Company’s common stock valued at $5.0 million. A preliminary allocation performed during the three months ended June 30, 2010 allocated the purchase price as follows (in thousands):

Tangible assets acquired, net	$2,687
Identifiable intangible assets:
Developed technology	2,400
Customer relationships	1,200
Trademarks and trade name	600
Non-compete agreement	200
Goodwill	8,834
Total assets acquired	$15,921

The Company used the income approach to determine the values of the identifiable intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Euphonix’s intangible assets was 25% and the effective tax rate used was 35%.

The values of the customer relationships, trademarks and trade names and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of four years, two years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.1 years. Amortization expense for Euphonix identifiable intangible assets totaled $0.3 million for both the three- and six-month periods ended June 30, 2010.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the company-specific synergies the Company expects to realize by selling Euphonix’s digital audio consoles, media controllers and peripherals to its existing customers.

The Company is continuing its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Euphonix. Once this evaluation is complete, which in no event will occur more than one year from the date of acquisition, the Company will finalize the purchase price allocation.

The results of operations of Euphonix have been included prospectively in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the Euphonix acquisition as if it had occurred at the beginning of 2009 would not differ materially from reported results.

Blue Order Solutions AG

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”), a Germany-based developer and provider of workflow and media asset management solutions, for cash, net of cash acquired, of $16.1 million. A preliminary allocation of the purchase price performed during the six months ended June 30, 2010, allocated the purchase price as follows (in thousands):

Tangible liabilities assumed, net	$(681)
Identifiable intangible assets:
Core technology	4,597
Customer relationships	2,729
Non-compete agreements	1,149
Trademarks and trade name	287
Goodwill	8,378
Deferred tax liabilities, net	(372)
Total assets acquired	$16,087

During the three months ended June 30, 2010, the Company recorded the following adjustments to the Blue Order purchase price allocation as a result of revised fair value estimates (in thousands):

Tangible assets acquired (liabilities assumed), net	$(1,860)
Identifiable intangible assets	(3,017)
Goodwill	4,666
Deferred tax liabilities, net	211
Change in total assets acquired	$—

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

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of four years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.6 years. Amortization expense for Blue Order identifiable intangible assets totaled $0.3 million and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2010.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the customer-specific synergies the Company expects to realize by incorporating Blue Order’s workflow and media asset management technology into future solutions offered to customers.

The Company is continuing its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Blue Order. Once this evaluation is complete, which in no event will occur more than one year from the date of acquisition, the Company will finalize the purchase price allocation.

The results of operations of Blue Order have been included prospectively in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the Blue Order acquisition as if it had occurred at the beginning of 2009 would not differ materially from reported results.

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

The results of operations of MaxT have been included prospectively in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the MaxT acquisition as if it had occurred at the beginning of 2009 would not differ materially from reported results.

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010 (a)	December 31, 2009
Goodwill	$415,092	$399,095
Accumulated impairment losses	(171,900)	(171,900)
	$243,192	$227,195

(a)
The $16.0 million increase in goodwill from December 31, 2009 to June 30, 2010 was the result of the addition of $8.4 million related to the January 2010 acquisition of Blue Order and $8.8 million related to the April 2010 acquisition of Euphonix, partially offset by foreign currency translation adjustments of approximately $1.2 million. See Note 5 for further information regarding the goodwill related to the Blue Order and Euphonix acquisitions.

There were no interim indicators of goodwill impairment during the six months ended June 30, 2010.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Gross (a)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$74,493	$(66,520)	$7,973	$68,186	$(64,609)	$3,577
Customer relationships	67,181	(43,653)	23,528	63,653	(40,221)	23,432
Trade names	14,645	(13,147)	1,498	13,800	(11,668)	2,132
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements	1,343	(330)	1,013	162	(68)	94
	$158,222	$(124,210)	$34,012	$146,361	$(117,126)	$29,235

(a)
The June 30, 2010 gross amounts include the addition of $8.8 million for intangible assets related to the January 2010 acquisition of Blue Order and $4.4 million for intangible assets related to the April 2010 acquisition of Euphonix, partially offset by foreign currency translation adjustments of approximately $1.3 million. See Note 5 for further information regarding the identifiable intangible assets acquired from Blue Order and Euphonix.

Amortization expense related to all intangible assets in the aggregate was $3.4 million and $3.0 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $7.2 million and $5.9 million for the six-month periods ended June 30, 2010 and 2009, respectively. The Company expects amortization of these intangible assets to be approximately $6 million for the remainder of 2010, $11 million in 2011, $7 million in 2012, $5 million in 2013, $2 million in 2014, $2 million in 2015 and $1 million thereafter.

7.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable	$114,078	$96,088
Less:
Allowance for doubtful accounts	(2,818)	(3,219)
Allowance for sales returns and rebates	(11,058)	(13,128)
	$100,202	$79,741

The accounts receivable balances at June 30, 2010 and December 31, 2009 excluded approximately $14.6 million and $17.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

8.    INVENTORIES

Inventories consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$11,468	$14,592
Work in process	887	2,559
Finished goods	66,791	60,092
	$79,146	$77,243

At June 30, 2010 and December 31, 2009, the finished goods inventory included inventory at customer locations of $13.5 million and $10.6 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

During the three months ended June 30, 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation.

The decrease in raw materials and work in process at June 30, 2010, which is offset by an increase in finished goods, is related to our increased use of contractors to manufacture our products, components and subassemblies.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Computer and video equipment and software	$120,631	$115,248
Manufacturing tooling and testbeds	6,792	6,428
Office equipment	2,021	3,404
Furniture and fixtures	15,005	10,378
Leasehold improvements	37,016	31,777
	181,465	167,235
Accumulated depreciation and amortization	(115,038)	(130,018)
	$66,427	$37,217

During the six months ended June 30, 2010, leasehold improvements, furniture and equipment related to the relocation of the Company’s corporate offices to Burlington, Massachusetts were placed in service and resulted in fixed asset additions of approximately $31.4 million, including a non-cash addition of $6.0 million resulting from landlord leasehold improvement funding. During the same period, the Company wrote off fixed assets related to the closure of the Company’s former headquarters facility with gross book values and net book values of approximately $22.6 million and $0.1 million, respectively.

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Long-term deferred tax liabilities, net	$3,126	$2,519
Long-term deferred revenue	8,108	7,296
Long-term deferred rent	9,107	1,974
Long-term accrued restructuring	1,855	2,694
	$22,196	$14,483

11.    ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. At June 30, 2010, 4,154,063 shares were available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan, including 893,632 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.86%	2.02%	1.81%	1.96%
Expected volatility	45.3%	55.9%	46.0%	56.2%
Expected life (in years)	4.57	4.57	4.54	4.57
Weighted-average fair value of options granted	$5.59	$6.36	$5.60	$6.19

The Company also issues stock option grants or restricted stock awards with vesting based on market conditions, specifically the Company’s stock price, or a combination of performance and market conditions. The compensation costs and derived service periods for such grants are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. For restricted stock unit grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated based on the intrinsic values of the awards at the date of grant factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are also recorded based on the higher estimate for each vesting tranche. For each stock option grant and restricted stock award with vesting based on a combination of performance and market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.41%	3.51%	3.34%	3.32%
Expected volatility	44.9%	56.2%	47.5%	57.6%
Expected life (in years)	3.70	3.58	3.97	3.81
Weighted-average fair value of options granted	$6.39	$6.07	$5.04	$5.21

The following table sets forth the weighted-average key assumptions and fair value results for restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the three- and six-month periods ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.89%	4.16%
Expected volatility	44.2%	46.8%
Expected life (in years)	4.59	4.49
Weighted-average fair value of awards granted	$10.58	$10.78

No restricted stock units with vesting based on market conditions or a combination of performance and market conditions were granted during the three- or six-month periods ended June 30, 2009.

During the first quarter of 2010, the Company modified the vesting terms of certain outstanding stock options that had vesting based on market conditions. The modifications, which affected 16 employees, provide that the vesting of the underlying shares can also occur based on the achievement of certain additional performance-based criteria and resulted in a total incremental compensation charge of $0.9 million, which is being recognized over the remaining derived service period of the stock options. The incremental compensation costs for the option modifications were based on the excess fair values of the modified options immediately after the modification, which were estimated using the Black Scholes valuation method factored for the estimated probability of achieving the performance goals, compared to the fair values immediately before the modification estimated using the Monte Carlo valuation method.

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At June 30, 2010, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options outstanding during the six months ended June 30, 2010:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	4,290,422	$21.80

Granted	1,502,710	$13.93
Exercised	(22,434)	$11.90
Forfeited or expired	(402,035)	$19.29
Options outstanding at June 30, 2010 (a)	5,368,663	$19.83	5.61 years	$524
Options vested at June 30, 2010 or expected to vest	4,535,572	$20.15	5.60 years	$443
Options exercisable at June 30, 2010	1,340,597	$26.87	4.78 years	$142

(a)	Options outstanding at June 30, 2010 included 1,657,405 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic values of stock options exercised during the six-month periods ended June 30, 2010 and 2009 were approximately $67 thousand and $41 thousand, respectively. Cash amounts received from the exercise of stock options were $0.3 million and $0.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods ended June 30, 2010 and 2009 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the six months ended June 30, 2010:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	643,355	$25.14

Granted (a)	268,500	$11.13
Vested	(251,296)	$26.28
Forfeited	(51,973)	$22.57
Non-vested at June 30, 2010 (b)	608,586	$18.71	2.04 years	$7,741
Expected to vest	497,732	$19.56	1.84 years	$6,331

(a)
Restricted stock units granted during the six months ended June 30, 2010 included 231,000 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at June 30, 2010 included 235,800 units that had vesting based on either market conditions or a combination of performance and market conditions.

The following table summarizes changes in the Company’s non-vested restricted stock during the six months ended June 30, 2010:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	50,000	$25.41

Granted	—	—
Vested	(12,500)	$25.41
Forfeited	—	—
Non-vested at June 30, 2010	37,500	$25.41	1.47 years	$477

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

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued from the ESPP.

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.54%	1.25%	1.15%	1.90%
Expected volatility	40.8%	56.5%	44.9%	59.9%
Expected life (in years)	0.24	0.25	0.24	0.24
Weighted-average fair value of shares issued	$2.43	$1.94	$2.24	$1.83

Under the ESPP, the Company issued 52,367 shares at an average price per share of $11.50 and 68,527 shares at an average price per share of $8.92 during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, 792,107 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product revenues	$197	$153	$386	$503
Cost of services revenues	282	231	535	621
Research and development expenses	547	612	1,198	1,082
Marketing and selling expenses	1,107	806	2,075	1,627
General and administrative expenses	1,531	1,092	2,792	3,209
Total stock-based compensation	$3,664	$2,894	$6,986	$7,042

At June 30, 2010, the Company had $32.5 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

12.    STOCK REPURCHASES

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At June 30, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the six months ended June 30, 2010, the Company repurchased 3,964 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

At June 30, 2010 and December 31, 2009, treasury shares held by the Company totaled 4,289,460 shares and 4,852,738 shares, respectively.

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint in Pinellas County (Florida) Circuit Court against our Pinnacle subsidiary claiming damages of approximately $15 million for the alleged breach of two contracts by Pinnacle and that the Engelkes were entitled to indemnification for damages, attorneys fees and accrued interest assessed against them in litigation with a third party. The judgment rendered against the Engelkes in this third-party litigation was upheld on appeal by Florida’s Second District Court of Appeal on May 26, 2010. On June 21, 2010, our Pinnacle subsidiary received favorable summary judgment rulings on the indemnification claim and one breach of contract claim. The Engelkes received a partial summary judgment ruling on the remaining breach of contract claim. A trial is scheduled to begin in September 2010 to determine whether Pinnacle’s breach was the legal cause of any damages to the Engelkes, and if so, in what amount. The Company believes that the Engelkes’ claim for damages is without merit, and is vigorously defending the case. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency.

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

The Company has three standby letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2010, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At June 30, 2010, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at June 30, 2010, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at $0.8 million throughout the remaining lease period, which extends to September 2014. At June 30, 2010, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2010 and December 31, 2009, the Company’s maximum recourse exposure totaled approximately $2.2 million and $2.5 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At June 30, 2010 and December 31, 2009, the Company’s accruals for estimated losses were $0.8 million and $1.3 million, respectively.

The Company provides warranties on externally sourced and internally developed hardware and software. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The warranty period for the Company’s products is generally 30 days to one year, but can extend up to five years depending on the manufacturer’s warranty or local law.

The following table sets forth activity for the Company’s product warranty accrual for the six-month periods ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Accrual balance at beginning of period	$4,454	$5,193
Accruals for product warranties	2,590	3,377
Cost of warranty claims	(2,599)	(3,639)
Accrual balance at end of period	$4,445	$4,931

14.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities and other investments. The following is a summary of the Company’s comprehensive loss for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(12,906)	$(15,949)	$(26,388)	$(33,226)
Net changes in:
Foreign currency translation adjustment	(6,018)	5,211	(10,253)	1,290
Unrealized gains (losses) on investments	—	79	(4)	38
Total comprehensive loss	$(18,924)	$(10,659)	$(36,645)	$(31,898)

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

The following table sets forth activity for the Company’s revenues by type for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Video product revenues	$66,913	$60,902	$125,048	$121,457
Video services revenues	26,608	27,797	52,826	54,744
	93,521	88,699	177,874	176,201

Audio product revenues:	67,221	61,010	137,765	124,096
Audio services revenues	1,418	834	2,477	1,875
	68,639	61,844	140,242	125,971

Total net revenues	$162,160	$150,543	$318,116	$302,172

16.    RESTRUCTURING AND OTHER COSTS AND ACCRUALS

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

During the first six months of 2009, the Company recorded new restructuring charges totaling $8.2 million under the Plan, of which $3.1 million related to employee termination costs; $4.3 million related to the closure of all or part of nine facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory not included in assets held-for-sale. During the third and fourth quarters of 2009, as a result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations, the Company initiated new restructuring actions under the Plan resulting in additional restructuring charges totaling $18.9 million. The third and fourth quarter charges included $11.7 million related to an additional reduction in force of approximately 320 positions and $7.2 million, including non-cash charges of $2.2 million for the write-off of fixed assets, primarily related to the closure of one floor of our Daly City, California facility. Also during 2009, the Company recorded additional charges of $0.8 million for revised estimates of severance obligations previously recorded under the Plan and restructuring reductions of ($0.2) million for revised estimates of previously initiated restructuring plans.

During the first quarter of 2010, the Company recorded new restructuring charges under the Plan totaling $0.8 million as a result of the closure of all or part of four additional facilities. Also during the first six months of 2010, the Company recorded additional charges of $0.3 million for revised estimates of facilities costs and a reduction of ($0.3) million for revised estimates of severance obligations previously recorded under the Plan. In connection with restructuring actions taken under the Plan, the Company has incurred total restructuring charges of approximately $52 million.

During the three months ended June 30, 2010, the Company also recorded restructuring charges of $0.7 million primarily for severance costs for 24 former Euphonix employees under a newly initiated acquisition-related plan. Future actions anticipated under the plan are limited to the closure of Euphonix facilities and are expected to result in additional 2010 restructuring charges of approximately $1.1 million.

For the three and six months ended June 30, 2010, also included in the Company’s results of operations under the caption “restructuring and other costs, net” were costs of $3.8 million related to the Company’s exit from its Tewksbury, Massachusetts headquarters lease.

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

In connection with the 2005 Pinnacle acquisition, the Company recorded restructuring accruals related to severance agreements and lease or other contract terminations in accordance with the then current accounting guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. At June 30, 2010, the remaining facility restructuring accrual balance related to the Pinnacle acquisition totaled approximately $0.2 million.

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2010 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2009	$9,234	$7,261	$—	$472	$16,967
New restructuring charges	—	801	725	—	1,526
Revisions of estimated liabilities	(304)	331	—	—	27
Accretion	—	128	—	8	136
Cash payments for employee-related charges	(6,782)	—	(7)	—	(6,789)
Cash payments for facilities, net of sublease income	—	(2,888)	—	(214)	(3,102)
Non-cash write-offs	—	(249)	—	—	(249)
Foreign exchange impact on ending balance	(337)	(70)	—	(37)	(444)
Accrual balance at June 30, 2010	$1,811	$5,314	$718	$229	$8,072

The employee-related accruals at June 30, 2010 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2010.

The facilities-related accruals at June 30, 2010 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.7 million is included in the caption “accrued expenses and other current liabilities” and $1.9 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at June 30, 2010.

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

EXECUTIVE OVERVIEW

Our Company

We create digital audio and video technology used to make the most listened to, most watched and most loved media in the world – from the most prestigious and award-winning feature films, music recordings, television shows, live concert tours and news broadcasts, to music and movies made at home. Our influential and pioneering solutions include Media Composer, Pro Tools, Interplay, ISIS, VENUE, Oxygen 8, Sibelius and Pinnacle Studio. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life.

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

Financial Summary

Our revenues for the three-month period ended June 30, 2010 were $162.2 million, an increase of 7.7% compared to the same period last year, with revenues from audio products and services increasing by 11.0%, and revenues from video products and services increasing by 5.4%. Overall, product revenues increased by 10.0% and services revenues decreased by 2.1%. Our revenues for the six-month period ended June 30, 2010 were $318.1 million, an increase of 5.3% compared to the same period last year, with revenues from audio products and services increasing by 11.3%, and revenues from video products and services increasing by 0.9%. Overall, product revenues increased by 7.0% and services revenues decreased by 2.3%. Currency exchange rates had a negative impact on our revenues for the three-month period and a positive impact on our revenues for six-month period, compared to the same periods in 2009. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

Our total gross margin for the three-month period ended June 30, 2010 decreased slightly to 50.7% from 51.5% for the comparable 2009 period. Our total gross margin for the six-month period ended June 30, 2010 improved slightly to 50.3% from 49.9% for the comparable 2009 period. The decrease for the three-month period was largely driven by a 1.2% decrease in products gross margin percentage. The improvement for the six-month period was largely driven by a 3.8% increase in our services gross margin percentage, which was largely the result of improved efficiencies resulting from our transition to a single company-wide delivery organization.

Our operating expenses for the three- and six-month periods ended June 30, 2010 were $95.0 million and $185.7 million, respectively, compared to $92.9 million and $186.4 million for the same periods in 2009. The increase for the three-month period was primarily attributable to the operating expenses of our 2010 Euphonix, Inc. and Blue Order Solutions AG acquisitions.

As a result of our business transformation, we initiated a restructuring plan in the fourth quarter of 2008. To date, this restructuring plan has resulted in charges related to a reduction in force of approximately 820 positions, including employees associated with product line divestitures, and the closure of all or parts of 18 facilities worldwide. During the second quarter of 2010, we initiated an acquisition-related restructuring plan that resulted in charges of $0.7 million during the quarter. Cash expenditures resulting from restructuring obligations totaled approximately $9.9 million during the first six months of 2010. We may engage in additional cost reduction programs in the future, including restructuring actions, as a result of changing economic conditions.

In June 2010, we relocated our corporate offices to Burlington, Massachusetts upon expiration of our lease in Tewksbury, Massachusetts. The Burlington facility was chosen after reviewing many potential sites, because it will accommodate our business over the long term and provide a more employee and customer friendly environment in a cost effective manner. During the six months ended June 30, 2010, leasehold improvements, furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.4 million, of which $15.4 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.6 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

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

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Net Revenues	% of Consolidated Net Revenues	2009 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video product revenues	$66,913	41.3%	$60,902	40.4%	$6,011	9.9%
Video services revenues	26,608	16.4%	27,797	18.5%	(1,189)	(4.3%)
	93,521	57.7%	88,699	58.9%	4,822	5.4%

Audio product revenues	67,221	41.4%	61,010	40.5%	6,211	10.2%
Audio services revenues	1,418	0.9%	834	0.6%	584	70.0%
	68,639	42.3%	61,844	41.1%	6,795	11.0%

Total net revenues	$162,160	100.0%	$150,543	100.0%	$11,617	7.7%

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Net Revenues	% of Consolidated Net Revenues	2009 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video product revenues	$125,048	39.3%	$121,457	40.2%	$3,591	3.0%
Video services revenues	52,826	16.6%	54,744	18.1%	(1,918)	(3.5%)
	177,874	55.9%	176,201	58.3%	1,673	0.9%

Audio product revenues	137,765	43.3%	124,096	41.1%	13,669	11.0%
Audio services revenues	2,477	0.8%	1,875	0.6%	602	32.1%
	140,242	44.1%	125,971	41.7%	14,271	11.3%

Total net revenues	$318,116	100.0%	$302,172	100.0%	$15,944	5.3%

The overall 7.7% increase in our revenues for the three-month period was driven by increased revenues from both our audio and video products. This increase was partially offset by decreased revenues from our video services offerings. For the three-month period, compared to the same period in 2009, the increase in revenues was net of a $2.2 decrease for the unfavorable impact of currency exchange rates.

The overall 5.3% increase in our revenues for the six-month period was largely driven by increased revenues from our audio products and, to a lesser extent, increased revenues from our video products. These increases were partially offset by decreased revenues from our video services offerings. For the six-month period, compared to the same period in 2009, the increase in revenues included an increase of approximately $3.1 million for the favorable impact of currency exchange rates.

The increases in revenues from our audio products for the three- and six-month periods were the result of increased revenues for most of our audio product lines, including revenues of $3.5 million related to our April 2010 acquisition of Euphonix. During the first six months of 2010, compared to the same period in 2009, revenues from our professional audio products and our live system VENUE product line were especially strong. The increased revenues from our professional audio products largely resulted from sales promotions offered during the first half of 2010.

The increases in revenues from our video products for both the three- and six-month periods were primarily the result of increased revenues from sales of our ISIS shared storage systems and Interplay production and media-asset management products during the first six months of 2010, as well as increased revenues from our professional editor and broadcast newsroom product lines during the three months ended June 30, 2010. The release of a new version of Media Composer during the second quarter was a factor in the improvement in professional editor revenues. Revenues from our broadcast newsroom product lines showed significant improvement during the second quarter as well.

Services revenues are derived primarily from maintenance contracts and to a lesser extent professional and installation services and training. The decreases in video services revenues for both the three- and six-month periods were largely the result of our decision to end the maintenance service offerings for certain previously discontinued product lines and, to a lesser extent, decreased training revenues, partially offset by increased professional and installation services revenues.

Net revenues derived through indirect channels were 65% and 67% of our net revenues for the three- and six-month periods ended June 30, 2010, respectively, compared to 65% and 66% for the same periods in 2009.

Sales to customers outside the United States accounted for 54% and 56% of our net revenues for the three- and six-month periods ended June 30, 2010, respectively, compared to 56% and 55% for the same periods in 2009.

Gross Margin

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services; and
•	royalties for third-party software and hardware included in our products.

Cost of revenues also includes amortization of technology, which represents the amortization of developed technology assets acquired in business combinations. Amortization of technology is described further in the “Amortization of Intangible Assets” section below. Cost of revenues for the six-month period ended June 30, 2009 included a charge of $0.8 million for the write-down of inventory during the first quarter of 2009 related to the 2008 divestiture of our PCTV product line.

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

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	Gross Margin %	2009	Gross Margin %	Change in Gross Margin %
Cost of products revenues	$65,837	50.9%	$58,429	52.1%	(1.2%)
Cost of services revenues	13,139	53.1%	14,090	50.8%	2.3%
Amortization of intangible assets	946	–	426	–	–
Total	$79,922	50.7%	$72,945	51.5%	(0.8%)

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	Gross Margin %	2009	Gross Margin %	Change in Gross Margin %
Cost of products revenues	$129,106	50.9%	$119,677	51.3%	(0.4%)
Cost of services revenues	27,179	50.9%	29,929	47.1%	3.8%
Amortization of intangible assets	1,912	–	946	–	–
Restructuring costs	–	–	799	–	–
Total	$158,197	50.3%	$151,351	49.9%	0.4%

Increases in products costs resulted in (1.2%) and (0.4%) decreases in our product gross margin percentages for the three- and six-month periods, respectively, which were largely due to a revised estimate for a royalty accrual resulting in a favorable adjustment during the second quarter of last year. Although they had a positive impact on revenues and gross profit, sales promotions offered for our professional audio products during the 2010 periods were also a factor in the decreases in our product gross margin percentages. Decreases in services costs resulted in 2.3% and 3.8% improvements in our services gross margin percentages for the three- and six-month periods, respectively, which were largely the result of the improved efficiencies resulting from our transition to a single company-wide delivery organization.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Research and development	$30,268	$30,661	$(393)	(1.3%)

As a percentage of net revenues	18.7%	20.4%	(1.7%)

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Research and development	$60,419	$61,712	$(1,293)	(2.1%)

As a percentage of net revenues	19.0%	20.4%	(1.4%)

The decreases in research and development, or R&D, expenses for both the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009, were primarily due to our increased use of offshore development resources, partially offset by the R&D expenses of our 2010 acquisitions. As a result, for the three-month period, personnel-related expenses were lower by $1.5 million and facilities and information technology infrastructure costs decreased by $0.3 million, while consulting and outside services costs increased by $1.5 million. For the six-month period, personnel-related expenses were lower by $2.2 million and facilities and information technology infrastructure costs decreased by $1.3 million, while consulting and outside services costs increased by $2.4 million.

The decreases in R&D expenses as a percentage of revenues for the three- and six-month periods were the result of both the decreases in R&D expenses and the increases in revenues for the 2010 periods compared to the same periods in 2009.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Marketing and selling	$44,474	$41,994	$2,480	5.9%

As a percentage of net revenues	27.4%	27.9%	(0.5%)

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Marketing and selling	$86,220	$82,775	$3,445	4.2%

As a percentage of net revenues	27.1%	27.4%	(0.3%)

The increase in marketing and selling expenses for the three-month period ended June 30, 2010, compared to the same period in 2009, was largely due to higher personnel-related costs and increased facilities and information technology infrastructure costs, partially offset by lower tradeshow and other promotional expenses. Personnel-related costs increased by $3.3 million, primarily resulting from higher compensation and benefits costs and the expenses added by our 2010 acquisitions, while facilities and information technology infrastructure costs increased by $0.6 million. Tradeshow and other promotional expenses decreased by $0.9 million.

The increase in marketing and selling expenses for the six-month period was largely due to higher personnel-related costs, increased consulting and outside services costs and less favorable foreign exchange translations, partially offset by lower tradeshow and other promotional expenses and decreased bad debt expense. Personnel-related costs increased by $5.7 million, primarily resulting from higher compensation and benefits costs and the expenses added by our 2010 acquisitions, while outside consulting and services costs increased by $1.1 million. Also during the first six months of 2010, net foreign exchange gains (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.3 million, compared to gains of $1.6 million for the 2009 period, resulting in a $1.3 million decrease in the offset to expense. Tradeshow and other promotional expenses decreased by $2.6 million, while bad debt expense decreased by $1.6 million. The decrease in bad debt expense was primarily the result of a lease default in the first quarter of 2009, which initiated an increase in our lease recourse reserves during that period.

The decreases in marketing and selling expenses as a percentage of revenues for the three- and six-month periods ended June 30, 2010 were the result of the increases in revenues for the 2010 periods, partially offset by the effects of the increases in expenses.

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

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
General and administrative	$13,879	$12,559	$1,320	10.5%

As a percentage of net revenues	8.6%	8.3%	0.3%
.

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
General and administrative	$28,481	$27,672	$809	2.9%

As a percentage of net revenues	9.0%	9.2%	(0.2%)

The increase in general and administrative expenses for the three-period ended June 30, 2010, compared to the same period in 2009, was primarily due to higher personnel-related expenses of $1.2 million. The increase in general and administrative expenses for the six-month period ended June 30, 2010, compared to the same period in 2009, was primarily due to increased costs related to our acquisition activities of $0.8 million and higher personnel-related expenses of $0.5 million. The increases in our personnel-related costs for both periods were due to increased compensation and benefits costs, as well as expenses added by our 2010 acquisitions.

The increase in general and administrative expenses as a percentage of revenues for the three-month period ended June 30, 2010 was the result of the increase in expenses during the period. The decrease in general and administrative expenses as a percentage of revenues for the six-month period ended June 30, 2010 was the result of the increase in revenues for the 2010 period, partially offset by the effect of the increase in expenses.

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

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$946	$426	$520	122.1%
Amortization of intangible assets recorded in operating expenses	2,417	2,622	(205)	(7.8%)
Total amortization of intangible assets	$3,363	$3,048	$315	10.3%

Total amortization of intangible assets as a percentage of net revenues	2.1%	2.0%	0.1%

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$1,912	$946	$966	102.1%
Amortization of intangible assets recorded in operating expenses	5,274	4,997	277	5.5%
Total amortization of intangible assets	$7,186	$5,943	$1,243	20.9%

Total amortization of intangible assets as a percentage of net revenues	2.3%	2.0%	0.3%

For the three-month-period ended June 30, 2010, compared to the same period in 2009, the increase in amortization of intangible assets recorded in cost of revenues was primarily the result of the amortization of intangible assets related to our acquisitions of Euphonix in April 2010; Blue Order in January 2010 and MaxT Systems Inc. in July 2009. The decrease in amortization of intangible assets recorded in operating expenses for the three-month period was the result of the completion of the amortization of certain intangible assets acquired as part of prior acquisitions, partially offset by amortization of intangible assets related to our acquisitions of Euphonix, Blue Order and MaxT.

For the six-month-period ended June 30, 2010, compared to the same period in 2009, the increases in amortization of intangible assets recorded in both cost of revenues and operating expenses were primarily the result of the amortization of intangible assets related to our acquisitions of Euphonix, Blue Order and MaxT. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Item 1 of this report for further information on our acquisition-related identifiable intangible assets.

Restructuring and Other Costs, Net

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

During 2009, we recorded restructuring charges of $27.7 million, of which $27.9 million related to this plan and a reduction of ($0.2) million was the result of revised estimates for amounts recorded under previous restructuring plans. Charges under the plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During the first six months of 2010, we recorded new restructuring charges under the plan totaling $0.8 million as a result of the closure of all or part of four additional facilities and charges of $0.3 million for revised estimates of facilities costs and a reduction of ($0.3) million for revised estimates of severance obligations previously recorded under the plan.

During the three months ended June 30, 2010, we also recorded restructuring charges of $0.7 million primarily for severance costs for 24 former Euphonix employees under a newly initiated acquisition-related plan. Future actions anticipated under the plan are limited to the closure of Euphonix facilities and are expected to result in additional 2010 restructuring charges of approximately $1.1 million.

For the three- and six-month periods ended June 30, 2010, also included in our results of operations under the caption “restructuring and other costs, net” were costs of $3.8 million related to our exit from the Tewksbury, Massachusetts headquarters lease.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Interest and other income (expense), net	$(102)	$58	$(160)	(275.9%)

As a percentage of net revenues	(0.1%)	0.0%	(0.1%)

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Interest and other income (expense), net	$(102)	$211	$(313)	(148.3%)

As a percentage of net revenues	(0.0%)	0.1%	(0.1%)

The decreases in interest and other income (expense), net for the three- and six-month periods ended June 30, 2010, compared to the same periods in 2009, were primarily the result of lower interest rates paid on lower average cash balances, as well as increases in interest expense during the 2010 periods.

(Benefit from) Provision for Income Taxes, Net

	Three Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change
(Benefit from) provision for income taxes, net	$(3)	$750	$(753)

As a percentage of net revenues	0.0%	0.5%	(0.5%)

	Six Months Ended June 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change
Provision for (benefit from) income taxes, net	$464	$(2,139)	$2,603

As a percentage of net revenues	0.1%	(0.7%)	0.8%

Our effective tax rate, which represents a tax provision as a percentage of loss before income taxes, was 2% for the six-month period ended June 30, 2010. Our effective tax rate, which represents a tax benefit as a percentage of loss before income taxes, was 6% for the six-month period ended June 30, 2009. The change from a tax benefit to a tax provision was primarily the result of favorable discrete tax benefits of $1.7 million for cumulative adjustments of prior year tax provisions to actual tax return filings and $1.0 million from the utilization of unused research and development tax credits during the six-month period ended June 30, 2009. No tax benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 30% and 49%, respectively, for the six-month periods ended June 30, 2010 and 2009. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Financial Accounting Standards Board Accounting Standards Codification topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at June 30, 2010 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Flows and Commitments

We have funded our operations in recent years through cash flows from operations as well as from the proceeds of the issuance of common stock under our employee stock plans. At June 30, 2010, our principal sources of liquidity included cash and cash equivalents totaling $46.8 million.

Net cash used in operating activities was ($8.9) million for the six months ended June 30, 2010, compared to ($23.2) million for the same period in 2009. For the six months ended June 30, 2010, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular an increase in accounts receivable and a decrease in accrued expenses, partially offset by increases in accounts payable and deferred revenues. For the six months ended June 30, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.

Accounts receivable increased by $20.5 million to $100.2 million at June 30, 2010 from $79.7 million at December 31, 2009. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 56 days at June 30, 2010, compared to 41 days at December 31, 2009. Our accounts receivable aging at June 30, 2010 is consistent with the December 31, 2009 aging, and we believe the DSO of 56 days is the result of the timing of revenue recognition and customer receipts.

At June 30, 2010 and December 31, 2009, we held inventories in the amounts of $79.1 million and $77.2 million, respectively. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. At June 30, 2010, we reported decreases in raw materials and work in process, offset by an increase in finished goods, related to our increased use of contractors to manufacture our products, components and subassemblies. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accrued liabilities decreased by $16.8 million to $64.1 million at June 30, 2010 from $80.9 million at December 31, 2009 as a result of cash expenditures related to restructuring obligations of $9.9 million, as well as payments for other obligations accrued at December 31, 2009. In connection with restructuring activities during 2010 and prior periods, at June 30, 2010, we had restructuring accruals of $2.5 million and $5.5 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $10.5 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note 16 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the six months ended June 30, 2010.

Accounts payable increased by $22.0 million to $52.2 million at June 30, 2010 from $30.2 million at December 31, 2009. This increase in accounts payable is primarily the result of the timing of invoice receipts from our customers and cash payments to our vendors and is substantially offset by the decrease in our accrued liabilities for the same period.

Deferred revenues increased by $8.8 million to $47.9 million at June 30, 2010, from $39.1 million at December 31, 2009. This increase was largely the result of an increase in customer deposits and an increase in deferrals related to maintenance contracts, primarily resulting from the timing of contract renewals.

Net cash flow used in investing activities was ($32.1) million for the six months ended June 30, 2010, compared to ($11.1) million for the same period in 2009. The net cash flow used in investing activities for the six months ended June 30, 2010 primarily reflected $27.0 million paid to acquire Blue Order and Euphonix and $22.5 million used for the purchase of property and equipment, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow used in investing activities for the six months ended June 30, 2009 primarily reflected $6.1 million used for the purchase of property and equipment, as well as net purchases of $5.3 million resulting from the timing of the sale and purchase of marketable securities. Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. The increase in property and equipment purchases in the 2010 period primarily resulted from leasehold improvement, furniture and equipment costs associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010. During the six months ended June 30, 2010, leasehold improvements furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.4 million, of which $15.4 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values of approximately $22.6 million that were related to the closure of our former headquarters facility.

During the six months ended June 30, 2010, cash used in financing activities was ($0.3) million, compared to ($0.8) million for the same period in 2009. During the six months ended June 30, 2010, the cash used in financing activities reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans,. During the six months ended June 30, 2009, the cash used in financing activities reflected $0.5 million used to repurchase stock options during the second quarter of 2009 and costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans.

Our cash requirements vary depending on factors such as our growth, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. We believe that we have sufficient cash, cash equivalents, funds generated from operations and access to external financing to meet our operational and strategic objectives for at least the next twelve months. To the extent that we require external financing, there can be no assurance that we would be successful in obtaining financing or that we could do so on favorable terms.

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

At June 30, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $31.0 million, denominated in the euro, British pound, Japanese yen, Canadian dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $0.1 million at June 30, 2010. For the six months ended June 30, 2010, net gains of $2.8 million resulting from forward contracts and $2.5 million of net transaction and remeasurement losses on the related assets and liabilities were included in our results of operations.

As it relates to our use of foreign currency forward contracts, a hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecast of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the asset and liability positions of our foreign subsidiaries.

As we derive more than half of our revenues from customers outside the United States, a hypothetical 10% change in foreign currency rates relative to the various European currencies and, to a lesser extent, other foreign currencies could have a material adverse effect on our results of operations. Such a change would have the most significant effect on revenues. Costs of sales and operating expenses would be affected to a lesser extent as a higher percentage of these costs are incurred in the United States or transacted in U.S. dollars by our foreign operations.

Interest Rate Risk

At June 30, 2010, we held $46.8 million in cash and cash equivalents, including a money market fund investment. Marketable securities are classified as “available for sale” and are recorded on the balance sheet at market value, with any unrealized gain or loss recorded in other comprehensive income (loss). A hypothetical 10% increase or decrease in interest rates would not have a material impact on the fair market value of these instruments, or our financial position, results of operations or cash flows, due to the short maturities of the instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time arising from the normal course of business activities, including but not limited to claims of alleged infringement of intellectual property rights and commercial, employment, piracy prosecution and other matters. We do not believe these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, our financial position, results of operations or cash flows may be negatively affected by the unfavorable resolution of one or more of these proceedings.

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

During the six months ended June, 2010, there were no material changes to the risk factors that were disclosed in Part 1 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales of Equity Securities

On April 21, 2010, we issued 327,439 shares of our common stock to Dieter Meier, a former stockholder of Euphonix, Inc. (“Euphonix”), in connection with our acquisition of Euphonix. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended June 30, 2010:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
April 1 – April 30, 2010	–	$–	–	$80,325,905
May 1 – May 31, 2010	–	–	–	80,325,905
June 1 – June 30, 2010	1,982	13.23	–	80,325,905
	1,982	$13.23	–	$80,325,905

(a)	In June 2010, we repurchased 1,982 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At June 30, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

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

Date: August 6, 2010	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X