Form 10-Q
period 2010-09-30
AVID TECHNOLOGY, INC.
filed 2010-11-04
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2010 was 38,136,389.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Products	$134,231	$123,522	$397,044	$369,075
Services	30,828	28,597	86,131	85,216
Total net revenues	165,059	152,119	483,175	454,291

Cost of revenues:
Products	64,421	57,097	193,527	176,774
Services	14,194	13,586	41,373	43,515
Amortization of intangible assets	745	519	2,657	1,465
Restructuring costs	—	—	—	799
Total cost of revenues	79,360	71,202	237,557	222,553
Gross profit	85,699	80,917	245,618	231,738

Operating expenses:
Research and development	28,929	29,262	89,348	90,974
Marketing and selling	43,199	44,705	129,419	127,480
General and administrative	19,698	12,093	48,179	39,765
Amortization of intangible assets	2,283	2,782	7,557	7,779
Restructuring and other costs, net	185	7,891	5,532	17,132
(Gain) loss on sales of assets	(1,527)	3,398	(1,527)	3,398
Total operating expenses	92,767	100,131	278,508	286,528

Operating loss	(7,068)	(19,214)	(32,890)	(54,790)

Interest income	82	177	222	680
Interest expense	(175)	(406)	(636)	(641)
Other income (expense), net	63	(11)	282	(68)
Loss before income taxes	(7,098)	(19,454)	(33,022)	(54,819)
Provision for (benefit from) income taxes, net	2,897	(2,246)	3,361	(4,385)
Net loss	$(9,995)	$(17,208)	$(36,383)	$(50,434)

Net loss per common share – basic and diluted	$(0.26)	$(0.46)	$(0.96)	$(1.35)

Weighted-average common shares outstanding – basic and diluted	38,045	37,341	37,826	37,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$34,361	$91,517
Marketable securities	—	17,360
Accounts receivable, net of allowances of $15,733 and $16,347 at
September 30, 2010 and December 31, 2009, respectively	89,674	79,741
Inventories	96,306	77,243
Deferred tax assets, net	2,292	770
Prepaid expenses	8,232	7,789
Other current assets	17,258	22,516
Total current assets	248,123	296,936

Property and equipment, net	65,088	37,217
Intangible assets, net	32,564	29,235
Goodwill	244,282	227,195
Other assets	9,859	20,455
Total assets	$599,916	$611,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,250	$30,230
Accrued compensation and benefits	28,501	25,281
Accrued expenses and other current liabilities	31,878	55,591
Income taxes payable	6,391	3,228
Deferred revenues	46,822	39,107
Total current liabilities	158,842	153,437

Long-term liabilities	22,116	14,483
Total liabilities	180,958	167,920

Contingencies (Note 13)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,001,891	992,489
Accumulated deficit	(494,927)	(444,661)
Treasury stock at cost, net of reissuances	(92,355)	(112,389)
Accumulated other comprehensive income	3,926	7,256
Total stockholders’ equity	418,958	443,118
Total liabilities and stockholders’ equity	$599,916	$611,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(36,383)	$(50,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,026	24,058
Provision for doubtful accounts	285	1,654
Non-cash provision for restructuring	291	2,098
(Gain) loss on sales of assets	(1,527)	3,398
(Gain) loss on disposal of fixed assets	(70)	46
Compensation expense from stock grants and options	10,614	9,908
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,393)	(2,015)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(6,337)	19,322
Inventories	(15,344)	3,313
Prepaid expenses and other current assets	6,420	7,459
Accounts payable	13,832	(6,732)
Accrued expenses, compensation and benefits and other liabilities	(25,021)	(27,812)
Income taxes payable	2,290	(6,721)
Deferred revenues	6,763	(9,549)
Net cash used in operating activities	(20,554)	(32,007)

Cash flows from investing activities:
Purchases of property and equipment	(25,926)	(9,631)
Increase in other long-term assets	(82)	(1,584)
Payments for business acquisitions, net of cash acquired	(27,008)	(4,413)
Purchases of marketable securities	(2,250)	(52,592)
Proceeds from sales of marketable securities	19,605	53,676
Proceeds from sales of assets	1,000	—
Proceeds from notes receivable	—	1,989
Net cash used in investing activities	(34,661)	(12,555)

Cash flows from financing activities:
Payments related to stock option purchase	—	(526)
(Payments related to) proceeds from the issuance of common stock under employee stock plans, net	(61)	111
Net cash used in financing activities	(61)	(415)

Effect of exchange rate changes on cash and cash equivalents	(1,880)	1,303
Net decrease in cash and cash equivalents	(57,156)	(43,674)
Cash and cash equivalents at beginning of period	91,517	121,792
Cash and cash equivalents at end of period	$34,361	$78,118

Supplemental information:
Cash paid for income taxes, net of refunds	$2,761	$3,469
Non-cash investing activities:
Landlord allowance for leasehold improvements	$6,036	$—
Issuance of common stock for business acquisition	$5,000	$—

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

During the three months ended June 30, 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation. See Note 8 for the presentation of the inventory classifications at September 30, 2010 and December 31, 2009.

In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that the Company now has only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note 15 for the Company’s segment reporting for the three- and nine-month periods ended September 30, 2010 and 2009.

The Company evaluated subsequent events to determine if any event since September 30, 2010, the date of these financial statements, required disclosure in these statements. The evaluation determined that a credit agreement entered into by the Company on October 1, 2010 should be disclosed in these financial statements (see Note 18). The Company further determined that no other recognized or unrecognized subsequent events required recognition or disclosure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options	5,321	4,376	4,994	4,303
Non-vested restricted stock and restricted stock units	439	639	365	804
Anti-dilutive potential common shares	5,760	5,015	5,359	5,107

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options	4	16	9	13
Non-vested restricted stock and restricted stock units	16	19	32	9
Anti-dilutive common stock equivalents	20	35	41	22

3.    FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income and cash flow. The Company uses derivatives in the form of foreign currency forward contracts to manage its short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of its ongoing international business operations. The Company does not enter into any derivative instruments for trading or speculative purposes.

As required by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under FASB ASC Topic 815.

During the three months ended September 30, 2010, the Company executed foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and qualify as cash flow hedges under the criteria of FASB ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date no amounts have been recorded as a result of hedging ineffectiveness.

At September 30, 2010, the Company had foreign currency forward contracts outstanding with notional values of $30.5 million as hedges against forecasted foreign-currency-denominated sales transactions. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at September 30, 2010 (in thousands):

Derivatives Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2010
Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,314

The following tables set forth the effect of the Company’s foreign currency forward contracts designated as hedging instruments on the Company’s statements of operations or stockholders’ equity during the three- and nine-month periods ended September 30, 2010 (in thousands):

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
Three and Nine Months Ended September 30, 2010
Foreign currency forward contracts	($2,314)

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Revenues (Effective Portion)
Three and Nine Months Ended September 30, 2010
Foreign currency forward contracts	($35)

The net loss of $2.3 million remaining in accumulated other comprehensive income (loss) as of September 30, 2010 is subject to change as foreign currency exchange rates fluctuate and is expected to be recognized into earnings within the next 3 months.

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of FASB ASC Topic 815 to be treated as hedges for accounting purposes. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company’s customers and cash payments expected to be made to the Company’s vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At September 30, 2010 and December 31, 2009, the Company had foreign currency forward contracts outstanding with notional values of $27.3 million and $46.2 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at September 30, 2010 and December 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at December 31, 2009
Financial assets:
Foreign currency forward contracts	Other current assets	$612	$1,162

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	—	$546

The following table sets forth the net foreign exchange gains and losses recorded as marketing and selling expenses in the Company’s statements of operations during the three- and nine-month periods ended September 30, 2010 and 2009 that resulted from the Company’s foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign currency forward contracts	($336)	$7	($55)	$1,588

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign currency forward contracts. At September 30, 2010, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosure. Instruments valued using quoted market prices in active markets and classified as Level 1 are deferred compensation investments. Instruments valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts.

The following table summarizes the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation plan investments	$917	$917	$—	$—
Foreign currency forward contracts	612	—	612	—

Financial Liabilities:
Deferred compensation plan obligations	$917	$917	$—	$—
Foreign currency forward contracts	2,314		2,314

The fair values of our foreign currency forward contracts are measured at fair value on a recurring basis based on the changes in fair value of the foreign currency forward contracts. See Note 3 for further information on the Company’s foreign currency forward contracts.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the three-month period ended September 30, 2010 (in thousands):

		Fair Value Measurements Using
	Three Months Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$236	$—	$236	$—	$236

The following table summarizes the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the nine-month period ended September 30, 2010 (in thousands):

		Fair Value Measurements Using
	Nine Months Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$1,368	$—	$1,368	$—	$1,368

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

•
Facilities-Related Restructuring Accruals:  During the three- and nine-month periods ended September 30, 2010, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

5.    ACQUISITIONS

Euphonix, Inc.

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for cash, net of cash acquired, of $10.9 million and 327,439 shares of the Company’s common stock valued at $5.0 million. A preliminary allocation performed from the date of acquisition through September 30, 2010 allocated the purchase price as follows (in thousands):

Tangible assets acquired, net	$2,297
Identifiable intangible assets:
Developed technology	2,200
Customer relationships	1,600
Trademarks and trade name	700
Non-compete agreement	200
Goodwill	8,924
Total assets acquired	$15,921

During the three months ended September 30, 2010, the Company recorded the following adjustments to the Euphonix purchase price allocation as a result of revised fair value estimates (in thousands):

Tangible assets acquired, net	$(390)
Identifiable intangible assets	300
Goodwill	90
Change in total assets acquired	$—

The Company used the income approach to determine the values of the identifiable intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Euphonix’s intangible assets was 23% and the effective tax rate used was 35%.

The values of the customer relationships, trademarks and trade names and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of four years, two years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.2 years. Amortization expense for Euphonix identifiable intangible assets totaled $0.4 million and $0.7 million, respectively, for the three- and nine-month periods ended September 30, 2010.

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

Blue Order Solutions AG

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”), a Germany-based developer and provider of workflow and media asset management solutions, for cash, net of cash acquired, of $16.1 million. A preliminary allocation of the purchase price performed from the date of acquisition through September 30, 2010 allocated the purchase price as follows (in thousands):

Tangible liabilities assumed, net	$(1,237)
Identifiable intangible assets:
Core technology	4,597
Customer relationships	3,160
Non-compete agreements	1,293
Trademarks and trade name	287
Goodwill	8,530
Deferred tax liabilities, net	(543)
Total assets acquired	$16,087

During the three months ended September 30, 2010, the Company recorded the following adjustments to the Blue Order purchase price allocation as a result of revised fair value estimates (in thousands):

Tangible liabilities assumed, net	$(556)
Identifiable intangible assets	575
Goodwill	152
Deferred tax liabilities, net	(171)
Change in total assets acquired	$—

The Company used the cost approach to value the core technology intangible asset and the income approach to determine the values of the customer relationships, non-compete agreements and trademarks and trade names intangible assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the asset. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Blue Order’s intangible assets was 20% and the effective tax rate used was 30%.

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of four years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.6 years. Amortization expense for Blue Order identifiable intangible assets totaled $0.6 million and $1.8 million, respectively, for the three- and nine-month periods ended September 30, 2010.

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

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010 (a)	December 31, 2009
Goodwill	$416,182	$399,095
Accumulated impairment losses	(171,900)	(171,900)
	$244,282	$227,195

(a)
The $17.1 million increase in goodwill from December 31, 2009 to September 30, 2010 was the result of the addition of $8.5 million related to the January 2010 acquisition of Blue Order and $8.9 million related to the April 2010 acquisition of Euphonix, partially offset by foreign currency translation adjustments of approximately $0.3 million. See Note 5 for further information regarding the goodwill related to the Blue Order and Euphonix acquisitions.

There were no interim indicators of goodwill impairment during the nine months ended September 30, 2010.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
	Gross (a)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$74,815	$(67,366)	$7,449	$68,186	$(64,609)	$3,577
Customer relationships	68,267	(45,497)	22,770	63,653	(40,221)	23,432
Trade names	14,775	(13,506)	1,269	13,800	(11,668)	2,132
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements	1,593	(517)	1,076	162	(68)	94
	$160,010	$(127,446)	$32,564	$146,361	$(117,126)	$29,235

(a)
The September 30, 2010 gross amounts include the addition of $9.3 million for intangible assets related to the January 2010 acquisition of Blue Order and $4.7 million for intangible assets related to the April 2010 acquisition of Euphonix, partially offset by foreign currency translation adjustments of approximately $0.4 million. See Note 5 for further information regarding the identifiable intangible assets acquired from Blue Order and Euphonix.

Amortization expense related to all intangible assets in the aggregate was $3.0 million and $3.3 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $10.2 million and $9.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The Company expects amortization of these intangible assets to be approximately $3 million for the remainder of 2010, $11 million in 2011, $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $2 million thereafter.

7.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable	$105,407	$96,088
Less:
Allowance for doubtful accounts	(2,770)	(3,219)
Allowance for sales returns and rebates	(12,963)	(13,128)
	$89,674	$79,741

The accounts receivable balances at September 30, 2010 and December 31, 2009 excluded approximately $23.4 million and $17.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

8.    INVENTORIES

Inventories consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$12,592	$14,592
Work in process	937	2,559
Finished goods	82,777	60,092
	$96,306	$77,243

At September 30, 2010 and December 31, 2009, the finished goods inventory included inventory at customer locations of $15.1 million and $10.6 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

During 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation.

The decrease in raw materials and work in process at September 30, 2010, which is offset by an increase in finished goods, is related to our increased use of contractors to manufacture our products, components and subassemblies.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Computer and video equipment and software	$123,527	$115,248
Manufacturing tooling and testbeds	6,996	6,428
Office equipment	2,035	3,404
Furniture and fixtures	15,350	10,378
Leasehold improvements	37,590	31,777
	185,498	167,235
Accumulated depreciation and amortization	(120,410)	(130,018)
	$65,088	$37,217

During the first nine months of 2010, leasehold improvements, furniture and equipment related to the relocation of the Company’s corporate offices to Burlington, Massachusetts were placed in service and resulted in fixed asset additions of approximately $31.7 million, including a non-cash addition of $6.0 million resulting from landlord leasehold improvement funding. During the same period, the Company wrote off fixed assets related to the closure of the Company’s former headquarters facility with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively.

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Long-term deferred tax liabilities, net	$2,094	$2,519
Long-term deferred revenue	8,434	7,296
Long-term deferred rent	10,241	1,974
Long-term accrued restructuring	1,347	2,694
	$22,116	$14,483

11.    ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 4,146,511 at September 30, 2010, including 882,602 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.07%	1.83%	1.79%	1.94%
Expected volatility	44.5%	52.8%	45.9%	55.7%
Expected life (in years)	4.55	4.62	4.54	4.58
Weighted-average fair value of options granted	$4.39	$5.71	$5.56	$6.12

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.05%	3.23%	2.86%	3.25%
Expected volatility	44.6%	53.1%	46.4%	54.3%
Expected life (in years)	3.08	3.79	3.63	3.79
Weighted-average fair value of options granted	$4.81	$5.48	$4.95	$5.41

The following table sets forth the weighted-average key assumptions and fair value results for restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the three- and nine-month periods ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.05%	4.09%
Expected volatility	44.5%	46.7%
Expected life (in years)	4.48	4.49
Weighted-average fair value of awards granted	$8.75	$10.71

No restricted stock units with vesting based on market conditions or a combination of performance and market conditions were granted during the three- or nine-month periods ended September 30, 2009.

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

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At September 30, 2010, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options outstanding during the nine months ended September 30, 2010:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	4,290,422	$21.80

Granted	1,605,410	$13.78
Exercised	(28,664)	$11.66
Forfeited or expired	(515,785)	$19.10
Options outstanding at September 30, 2010 (a)	5,351,383	$19.71	5.40 years	$860
Options vested at September 30, 2010 or expected to vest	4,582,045	$20.00	5.41 years	$709
Options exercisable at September 30, 2010	1,409,275	$26.18	4.74 years	$200

(a)	Options outstanding at September 30, 2010 included 1,719,905 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic values of stock options exercised during the nine-month periods ended September 30, 2010 and 2009 were approximately $0.1 million and $0.1 million, respectively. Cash amounts received from the exercise of stock options were $0.3 million and $0.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods ended September 30, 2010 and 2009 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the nine months ended September 30, 2010:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	643,355	$25.14

Granted (a)	288,000	$11.08
Vested	(276,171)	$25.38
Forfeited	(62,462)	$23.23
Non-vested at September 30, 2010 (b)	592,722	$18.40	1.92 years	$7,765
Expected to vest	490,810	$19.31	1.73 years	$6,430

(a)
Restricted stock units granted during the nine months ended September 30, 2010 included 238,500 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at September 30, 2010 included 243,300 units that had vesting based on either market conditions or a combination of performance and market conditions.

The following table summarizes changes in the Company’s non-vested restricted stock during the nine months ended September 30, 2010:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	50,000	$25.41

Granted	—	—
Vested	(18,750)	$25.41
Forfeited	—	—
Non-vested at September 30, 2010	31,250	$25.41	1.22 years	$409

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

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.40%	1.25%	1.24%	1.68%
Expected volatility	47.1%	56.5%	45.7%	58.7%
Expected life (in years)	0.24	0.25	0.24	0.25
Weighted-average fair value of shares issued	$2.11	$2.11	$2.19	$1.92

Under the ESPP, the Company issued 78,889 shares at an average price per share of $11.33 and 99,601 shares at an average price per share of $9.38 during the nine months ended September 30, 2010 and 2009, respectively. A total of 765,585 shares remained available for issuance under the ESPP at September 30, 2010.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product revenues	$176	$163	$562	$666
Cost of services revenues	287	247	822	868
Research and development expenses	506	655	1,704	1,737
Marketing and selling expenses	1,078	895	3,153	2,522
General and administrative expenses	1,581	906	4,373	4,115
Total stock-based compensation	$3,628	$2,866	$10,614	$9,908

At September 30, 2010, the Company had $26.0 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

12.    STOCK REPURCHASES

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At September 30, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the nine months ended September 30, 2010, the Company repurchased 5,946 shares of restricted stock from an employee to pay the minimum required withholding taxes upon the vesting of restricted stock.

At September 30, 2010 and December 31, 2009, treasury shares held by the Company totaled 4,236,774 shares and 4,852,738 shares, respectively.

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

On May 24, 2007, David Engelke and Bryan Engelke filed a complaint in Pinellas County (Florida) Circuit Court against our Pinnacle subsidiary claiming damages of approximately $15 million for the alleged breach of two contracts by Pinnacle and that the Engelkes were entitled to indemnification for damages, attorneys fees and accrued interest assessed against them in litigation with a third party, Athle-Tech Computer Systems, Inc. (“Athle-Tech”). The parties reached a settlement in this matter on September 24, 2010 pursuant to which Pinnacle paid $5.6 million, which was recorded in the Company’s general and administrative expenses, and obtained a full release of claims from each of the Engelkes and Athle-Tech. The lawsuit was dismissed with prejudice on September 24, 2010.

Opengate SpA, (“Opengate”) an entity in liquidation, represented by the Trustee in Bankruptcy Dr. Marco Fiorentini, brought a claim against the Company’s subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy is seeking to recover €2,700,000 in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. The initial Writ of Summons, dated in September 2009, was never received by the Company and was declared improperly served at a May 2010 hearing on the matter, which the Company did not attend. The Writ was later received by the Company in September 2010. A hearing is to be held in this matter on February 18, 2011, at which Pinnacle GmbH intends to submit its defense. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company has three standby letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2010, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At September 30, 2010, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at September 30, 2010, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at $0.8 million throughout the remaining lease period, which extends to September 2014. At September 30, 2010, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2010 and December 31, 2009, the Company’s maximum recourse exposure totaled approximately $1.3 million and $2.5 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At September 30, 2010 and December 31, 2009, the Company’s accruals for estimated losses were $0.8 million and $1.3 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual for the nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Accrual balance at beginning of period	$4,454	$5,193
Accruals for product warranties	3,924	4,644
Cost of warranty claims	(3,941)	(5,098)
Accrual balance at end of period	$4,437	$4,739

14.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on available-for-sale securities, foreign-currency derivatives and other investments. The following is a summary of the Company’s comprehensive loss for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(9,995)	$(17,208)	$(36,383)	$(50,434)
Net changes in:
Foreign currency translation adjustment	9,241	3,722	(1,012)	5,012
Unrealized gains (losses) on investments	—	7	(4)	45
Unrealized losses on foreign-currency derivatives	(2,314)	—	(2,314)	—
Total comprehensive loss	$(3,068)	$(13,479)	$(39,713)	$(45,377)

15.    SEGMENT INFORMATION

During 2009, the Company was organized into two business units, Video and Audio, which were also its reportable segments. As a result of the business transformation started in 2008, in the later part of 2009 the Company completed the reorganization of its business around functional groups rather than product categories. As a result, the Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that the Company now has one reportable segment, and, effective January 1, 2010, the Company began reporting based on a single reportable segment. The Company has reclassified its 2009 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The following table sets forth activity for the Company’s revenues by type for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Video product revenues	$70,835	$65,124	$195,883	$186,581
Video services revenues	29,351	27,493	82,177	82,237
	100,186	92,617	278,060	268,818

Audio product revenues:	63,396	58,398	201,161	182,494
Audio services revenues	1,477	1,104	3,954	2,979
	64,873	59,502	205,115	185,473

Total net revenues	$165,059	$152,119	$483,175	$454,291

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

During the first quarter of 2010, the Company recorded new restructuring charges under the Plan totaling $0.8 million as a result of the closure of all or part of four additional facilities. Also during the first nine months of 2010, the Company recorded additional charges of $0.5 million for revised estimates of facilities costs and a reduction of ($0.3) million for revised estimates of severance obligations previously recorded under the Plan. In connection with restructuring actions taken under the Plan, the Company has incurred total restructuring charges of approximately $52 million.

During the three- and nine-month periods ended September 30, 2010, the Company also recorded acquisition-related restructuring charges of $0.1 million and $0.8 million, respectively, primarily for severance costs for approximately 24 former Euphonix employees and the closure of two Euphonix facilities. Future actions anticipated under the acquisition-related plan are limited to the closure of Euphonix facilities and are expected to result in additional 2010 restructuring charges of approximately $1.1 million.

For the three and nine months ended September 30, 2010, also included in the Company’s results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the Company’s exit from its Tewksbury, Massachusetts headquarters lease.

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

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2010 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2009	$9,234	$7,261	$—	$472	$16,967
New restructuring charges	—	801	725	64	1,590
Revisions of estimated liabilities	(349)	503	40	—	194
Accretion	—	174	—	10	184
Cash payments for employee-related charges	(7,749)	—	(171)	—	(7,920)
Cash payments for facilities, net of sublease income	—	(3,926)		(424)	(4,350)
Non-cash write-offs	—	(291)	—	—	(291)
Foreign exchange impact on ending balance	(287)	(18)	8	(28)	(325)
Accrual balance at September 30, 2010	$849	$4,504	$602	$94	$6,049

The employee-related accruals at September 30, 2010 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2010.

The facilities-related accruals at September 30, 2010 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.3 million is included in the caption “accrued expenses and other current liabilities” and $1.3 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at September 30, 2010.

17.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC Topic 605, Revenue Recognition, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC Subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third-party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for Avid. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company plans to adopt the Updates prospectively on January 1, 2011. While the Company is continuing its evaluation of the impact of adoption, management does not currently believe adoption will have a material impact on the Company’s financial position or results of operations.

18.    SUBSEQUENT EVENT

On October 1, 2010, Avid Technology, Inc. (“Avid Technology”) and certain of its subsidiaries entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”). Pursuant to the Credit Agreement, Wells Fargo agreed to provide revolving credit facilities for Avid Technology of up to a maximum of $40 million and for the Avid Technology International B.V. (“Avid Europe”) subsidiary of up to a maximum of an additional $20 million. The borrowing availability under the credit facilities is based on the lesser of (1) the foregoing commitments for Avid Technology and Avid Europe (the “Borrowers”), as applicable, and (2) a borrowing base which is a percentage of the accounts receivable and inventory of the Borrowers, as applicable. The actual amount of credit available to the Borrowers will vary depending upon changes in the level of their respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The borrowing availability is also subject to other reserve requirements which may be established by Wells Fargo as provided in the Credit Agreement. The credit facilities have a maturity of four years, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings by the Borrowers must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrower’s payment obligations may be accelerated.

Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR (as defined in the Credit Agreement) plus 2.75% or a Base Rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay to Wells Fargo, on a monthly basis, an unused line fee at a rate of 0.625% per annum on an amount equal to (1) the average lending commitments under the credit facilities during the immediately preceding month less (2) the average daily amount of the outstanding borrowings plus the undrawn amount of any outstanding letters of credit under the credit facilities during the immediately preceding month. During the term of the credit facilities, the Borrowers are entitled to reduce the maximum amounts of Wells Fargo’s commitments, subject to the payment of certain fees based on the amount of any reduction.

Avid Technology and certain of its subsidiaries have provided guarantees and liens on substantially all of their assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology maintain liquidity (comprised of unused availability under Avid Technology’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under Avid Technology’s portion of the credit facilities.  Avid Europe is required to maintain liquidity (comprised of unused availability under Avid Europe’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe’s portion of the credit facilities.

The Company has not yet borrowed against the credit facilities and currently has no specific plans to draw against them; however, the line may be used from time-to-time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of the business.

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

Financial Summary

Our revenues for the three-month period ended September 30, 2010 were $165.1 million, an increase of 8.5% compared to the same period last year, with revenues from video products and services increasing by 8.2%, and revenues from audio products and services increasing by 9.0%. For the three-month period, product revenues increased by 8.7% and services revenues increased by 7.8%. Our revenues for the nine-month period ended September 30, 2010 were $483.2 million, an increase of 6.4% compared to the same period last year, with revenues from video products and services increasing by 3.4%, and revenues from audio products and services increasing by 10.6%. For the nine month period, product revenues increased by 7.6% and services revenues increased by 1.1%. Currency exchange rates had a negative impact on our revenues for both the three- and nine-month periods, compared to the same periods in 2009. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

Our total gross margin percentage for the three-month period ended September 30, 2010 decreased to 51.9% from 53.2% for the comparable 2009 period. Our total gross margin percentage for the nine-month period ended September 30, 2010 decreased slightly to 50.8% from 51.0% for the comparable 2009 period. The decreases for both periods were driven by decreases in products gross margin percentage. Increased freight costs resulting from increased shipment volumes, including the increased use of more expensive air freight to support new product introductions and meet increased demand for certain products, were a significant factor in the percentage decreases for both periods. For the three-month period, changes in currency exchange rates also had a negative impact on our gross margin percentage compared to the 2009 period. Our services gross margin percentages improved for both periods, which was largely the result of improved utilization of services resources.

Our operating expenses for the three- and nine-month periods ended September 30, 2010 were $92.8 million and $278.5 million, respectively, compared to $100.1 million and $286.5 million for the same periods in 2009. The decreases for both periods are even more significant in light of the fact that our operating expenses for both 2010 periods included a legal settlement of $5.6 million for a breach of contract claim, which is related to activities that occurred at Pinnacle Systems prior to our 2005 acquisition of that company, and operating expenses added by our 2010 Euphonix, Inc. and Blue Order Solutions AG acquisitions.

In June 2010, we relocated our corporate offices to Burlington, Massachusetts upon expiration of our lease in Tewksbury, Massachusetts. The Burlington facility was chosen after reviewing many potential sites, because we believe it will accommodate our business over the long term and provide a more employee and customer friendly environment in a cost effective manner. During the first nine months of 2010, leasehold improvements, furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $15.7 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

As a result of our business transformation, we initiated a restructuring plan in the fourth quarter of 2008. This restructuring plan resulted in 2008 and 2009 charges related to a reduction in force of approximately 820 positions, including employees associated with product line divestitures, and the closure of all or parts of 18 facilities worldwide. During the second quarter of 2010, we initiated an acquisition-related restructuring plan that has resulted in charges to date of $0.8 million. Cash expenditures resulting from restructuring obligations totaled approximately $12.3 million during the first nine months of 2010. We may engage in additional cost reduction programs in the future, including restructuring actions, as a result of changing economic conditions.

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

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Net Revenues	% of Consolidated Net Revenues	2009 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video product revenues	$70,835	42.9%	$65,124	42.8%	$5,711	8.8%
Video services revenues	29,351	17.8%	27,493	18.1%	1,858	6.8%
	100,186	60.7%	92,617	60.9%	7,569	8.2%

Audio product revenues	63,396	38.4%	58,398	38.4%	4,998	8.6%
Audio services revenues	1,477	0.9%	1,104	0.7%	373	33.8%
	64,873	39.3%	59,502	39.1%	5,371	9.0%

Total net revenues	$165,059	100.0%	$152,119	100.0%	$12,940	8.5%

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Net Revenues	% of Consolidated Net Revenues	2009 Net Revenues	% of Consolidated Net Revenues	Change	% Change in Revenues
Video product revenues	$195,883	40.6%	$186,581	41.1%	$9,302	5.0%
Video services revenues	82,177	17.0%	82,237	18.1%	(60)	(0.1%)
	278,060	57.6%	268,818	59.2%	9,242	3.4%

Audio product revenues	201,161	41.6%	182,494	40.2%	18,667	10.2%
Audio services revenues	3,954	0.8%	2,979	0.6%	975	32.7%
	205,115	42.4%	185,473	40.8%	19,642	10.6%

Total net revenues	$483,175	100.0%	$454,291	100.0%	$28,884	6.4%

The overall 8.5% increase in our revenues for the three-month period was driven by increased revenues from our video and audio products, as well as from our video and audio services. For the three-month period, compared to the same period in 2009, the increase in revenues was net of a $4.6 million decrease for the unfavorable impact of currency exchange rates.

The overall 6.4% increase in our revenues for the nine-month period was primarily driven by increased revenues from our video and audio products. For the nine-month period, compared to the same period in 2009, the increase in revenues was net of a $1.6 million decrease for the unfavorable impact of currency exchange rates.

The increases in revenues from our video products for both the three- and nine-month periods were primarily the result of increased revenues from sales of our ISIS shared storage systems and professional editors, as well as increased revenues from our Interplay production and media-asset management products and our broadcast newsroom product lines. The release of a new version of Media Composer during the second quarter of 2010 has been a significant factor in the improvement in professional editor revenues. In both periods, these increases were partially offset by decreased revenues from our consumer editor product lines, which was in part due to overall weakness in that market. The increases in video product revenues for both periods were primarily in the Americas and APAC regions, as our EMEA revenues were impacted by unfavorable currency exchange rates.

The increases in revenues from our audio product lines for the three- and nine-month periods included revenues of $3.6 million and $7.2 million, respectively, related to our April 2010 acquisition of Euphonix. While this accounted for most of the increase for the three-month period, the increase for the nine-month period was also driven by increased revenues from our professional audio products and VENUE live sound product line. The increased revenues from our professional audio products largely resulted from sales promotions offered during the first six months of 2010. The increases in audio product revenues for both periods were in all geographic regions despite the impact of unfavorable currency exchange rates on our EMEA revenues.

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. For both the three- and nine-month periods, increased professional services revenues were partially offset by decreases in training and maintenance revenues. The decreases in maintenance revenues for both periods were largely the result of declining renewal rates for previously discontinued product lines.

Net revenues derived through indirect channels were 62% and 65% of our net revenues for the three- and nine-month periods ended September 30, 2010, respectively, compared to 67% and 66% for the same periods in 2009.

Sales to customers outside the United States accounted for 56% and 57% of our net revenues for the three- and nine-month periods ended September 30, 2010, respectively, compared to 59% and 57% for the same periods in 2009.

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

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	Gross Margin %	2009	Gross Margin %	Change in Gross Margin %
Cost of products revenues	$64,421	52.0%	$57,097	53.8%	(1.8%)
Cost of services revenues	14,194	54.0%	13,586	52.5%	1.5%
Amortization of intangible assets	745	–	519	–	–
Total	$79,360	51.9%	$71,202	53.2%	(1.3%)

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	Gross Margin %	2009	Gross Margin %	Change in Gross Margin %
Cost of products revenues	$193,527	51.3%	$176,774	52.1%	(0.8%)
Cost of services revenues	41,373	52.0%	43,515	48.9%	3.1%
Amortization of intangible assets	2,657	–	1,465	–	–
Restructuring costs	–	–	799	–	–
Total	$237,557	50.8%	$222,553	51.0%	(0.2%)

Increases in products costs resulted in 1.8% and 0.8% decreases in our product gross margin percentages for the three- and nine-month periods, respectively. Increased freight costs resulting from increased shipment volumes, including the increased use of more expensive air freight to support new product introductions and meet increased demand for certain products, was a significant factor in the decreases in our product gross margin percentages for both periods. For the three-month period, changes in currency exchange rates also had a negative impact on our product gross margin percentage. For the nine-month period, a revised estimate for a royalty accrual resulting in a favorable adjustment during the second quarter of last year and sales promotions offered for our professional audio products during the first six months of 2010 were also factors in the product gross margin percentage decrease.

Our services gross margin percentages improved 1.5% and 3.1% for the three- and nine-month periods, respectively. These improvements were largely the result of improved utilization of services resources.

Research and Development

Research and development expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Research and development	$28,929	$29,262	$(333)	(1.1%)

As a percentage of net revenues	17.5%	19.2%	(1.7%)

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Research and development	$89,348	$90,974	$(1,626)	(1.8%)

As a percentage of net revenues	18.5%	20.0%	(1.5%)

The decreases in research and development, or R&D, expenses for both the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009, were due to a decrease in personnel-related expenses and lower facilities and information technology infrastructure costs, partially offset by the costs resulting from our increased use of offshore development resources. For the three-month period, personnel-related expenses, including travel and entertainment costs, were lower by $1.9 million and facilities and information technology infrastructure costs decreased by $0.2 million, while consulting and outside services costs increased by $1.8 million. For the nine-month period, personnel-related expenses, including travel and entertainment costs, were lower by $3.7 million and facilities and information technology infrastructure costs decreased by $1.8 million, while consulting and outside services costs increased by $4.1 million. For both 2010 periods, our personnel-related expenses and facilities and information technology infrastructure costs included incremental costs resulting from our 2010 acquisitions.

The decreases in R&D expenses as a percentage of revenues for the three- and nine-month periods were the result of the increases in revenues for the 2010 periods, as well as the decreases in expenses.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Marketing and selling	$43,199	$44,705	$(1,506)	(3.4%)

As a percentage of net revenues	26.2%	29.4%	(3.2%)

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
Marketing and selling	$129,419	$127,480	$1,939	1.5%

As a percentage of net revenues	26.8%	28.1%	(1.3%)

The decrease in marketing and selling expenses for the three-month period ended September 30, 2010, compared to the same period in 2009, was largely due to a decrease in tradeshow and other promotional expenses and lower personnel-related costs, partially offset by higher facilities and information technology infrastructure costs. Tradeshow and other promotional expenses decreased by $2.3 million and personnel-related costs, including travel and entertainment costs, decreased by $0.6 million. Facilities and information technology infrastructure costs increased by $1.2 million. For the 2010 period, our personnel-related expenses and facilities and information technology infrastructure costs included incremental costs resulting from our 2010 acquisitions.

The increase in marketing and selling expenses for the nine-month period was largely due to higher personnel-related costs, increased facilities and information technology infrastructure costs and less favorable foreign exchange translations, partially offset by lower tradeshow and other promotional expenses and decreased bad debt expense. Personnel-related costs, including travel and entertainment costs, increased by $4.9 million, primarily resulting from higher compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during the 2009 periods, and the expenses added by our 2010 acquisitions, while facilities and information technology infrastructure costs increased by $1.8 million. Also during the first nine months of 2010, net foreign exchange losses (specifically, remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.1 million, compared to gains of $1.6 million for the 2009 period, resulting in a $1.7 million decrease in the offset to expense. Also during the nine-month period, tradeshow and other promotional expenses decreased by $5.1 million, while bad debt expense decreased by $1.4 million. The decrease in bad debt expense was primarily the result of a lease default in the first quarter of 2009, which initiated an increase in our lease recourse reserves during that period.

The decrease in marketing and selling expenses as a percentage of revenues for the three-month period ended September 30, 2010 was the result of the increases in revenues for the 2010 period, as well as the effect of the decrease in expenses. The decrease in marketing and selling expenses as a percentage of revenues for the nine-month period ended September 30, 2010 was the result of the increases in revenues for the 2010 periods, partially offset by the effect of the increase in expenses.

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

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
General and administrative	$19,698	$12,093	$7,605	62.9%

As a percentage of net revenues	11.9%	7.9%	4.0%
.

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010 Expenses	2009 Expenses	Change	% Change
General and administrative	$48,179	$39,765	$8,414	21.2%

As a percentage of net revenues	10.0%	8.8%	1.2%

The increases in general and administrative expenses for both the three- and nine-month periods ended September 30, 2010, compared to the same periods in 2009, were primarily due to a $5.6 million legal settlement during the 2010 periods, higher personnel-related expenses, increased facilities and information technology infrastructure costs and higher mergers and acquisitions costs. For the three-month period, personnel-related expenses increased by $1.0 million and facilities, information technology infrastructure costs increased by $0.4 million and mergers and acquisitions costs increased by $0.1 million. For the nine-month period, personnel-related expenses increased by $1.4 million, mergers and acquisitions costs increased by $0.8 million and facilities and information technology infrastructure costs increased by $0.5 million. The higher personnel-related expenses were the result of increased compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during the 2009 periods, and the expenses added by our 2010 acquisitions.

The increases in general and administrative expenses as a percentage of revenues for both the three- and nine-month periods were the result of the increases in expenses during the 2010 periods, partially offset by the effects of the increases in revenues.

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

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$745	$519	$226	43.5%
Amortization of intangible assets recorded in operating expenses	2,283	2,782	(499)	(17.9%)
Total amortization of intangible assets	$3,028	$3,301	$(273)	(8.3%)

Total amortization of intangible assets as a percentage of net revenues	1.8%	2.2%	(0.4%)

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Amortization of intangible assets recorded in cost of revenues	$2,657	$1,465	$1,192	81.4%
Amortization of intangible assets recorded in operating expenses	7,557	7,779	(222)	(2.9%)
Total amortization of intangible assets	$10,214	$9,244	$970	10.5%

Total amortization of intangible assets as a percentage of net revenues	2.1%	2.0%	0.1%

For the three-month-period ended September 30, 2010, compared to the same period in 2009, the increase in amortization of intangible assets recorded in cost of revenues was primarily the result of the amortization of intangible assets related to our acquisitions of Euphonix in April 2010 and Blue Order in January 2010. The decrease in amortization of intangible assets recorded in operating expenses for the three-month period was the result of the completion of the amortization of certain intangible assets acquired as part of prior acquisitions, partially offset by amortization of intangible assets related to our acquisitions of Euphonix, Blue Order and MaxT Systems Inc. MaxT was acquired in July 2009.

For the nine-month-period ended September 30, 2010, compared to the same period in 2009, the increase in amortization of intangible assets recorded in cost of revenues was primarily the result of the amortization of intangible assets related to our acquisitions of Euphonix, Blue Order and MaxT. The decrease in amortization of intangible assets recorded in operating expenses for the nine-month period was the result of the completion of the amortization of certain intangible assets acquired as part of prior acquisitions, partially offset by amortization of intangible assets related to our acquisitions of Euphonix, Blue Order and MaxT.

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

During 2009, we recorded restructuring charges of $27.7 million, consisting of charges of $27.9 million related to this plan and a reduction of ($0.2) million resulting from revised estimates for amounts recorded under previous restructuring plans. Charges under the plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During the first nine months of 2010, we recorded new restructuring charges under the plan totaling $0.8 million as a result of the closure of all or part of four additional facilities and charges of $0.5 million for revised estimates of facilities costs and a reduction of ($0.3) million for revised estimates of severance obligations previously recorded under the plan.

During the three and nine months ended September 30, 2010, we also recorded acquisition-related restructuring charges of $0.1 million and $0.8 million, respectively, primarily for severance costs for approximately 24 former Euphonix employees and the closure of two Euphonix facilities. Future actions anticipated under the acquisition-related plan are limited to the closure of Euphonix facilities and are expected to result in additional 2010 restructuring charges of approximately $1.1 million.

For the nine-month period ended September 30, 2010, also included in our results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to our exit from the Tewksbury, Massachusetts headquarters lease.

(Gain) Loss on Sales of Assets

During the third quarter of 2010, we recorded a gain on the sales of assets of $1.5 million. $1.0 million of the gain related to our sale of certain intangible assets and $0.5 million related to our sale of PCTV inventory to the purchaser of the PCTV product line.

During the third quarter of 2009, we recorded a loss on the sale of assets of $3.2 million related to our sale of the PCTV product line. The loss resulted from the write-down of PCTV inventory classified as held-for-sale.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Interest and other income (expense), net	$(30)	$(240)	$210	87.5%

As a percentage of net revenues	(0.0%)	(0.2%)	0.2%

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change	% Change
Interest and other income (expense), net	$(132)	$(29)	$(103)	(355.2%)

As a percentage of net revenues	(0.0%)	(0.0%)	–

The change in interest and other income (expense), net for the three-month period ended September 30, 2010, compared to the same period in 2009, was primarily the result of lower interest expense during the 2010 period, partially offset by lower rates paid on lower average cash balances.

The change in interest and other income (expense), net for the nine-month period ended September 30, 2010, compared to the same period in 2009, was primarily the result of lower interest rates paid on lower average cash balances.

Provision for (Benefit from) Income Taxes, Net

	Three Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change
Provision for (benefit from) income taxes, net	$2,897	$(2,246)	$5,143

As a percentage of net revenues	1.8%	(1.5%)	3.3%

	Nine Months Ended September 30, 2010 and 2009
	(dollars in thousands)
	2010	2009	Change
Provision for (benefit from) income taxes, net	$3,361	$(4,385)	$7,746

As a percentage of net revenues	0.7%	(1.0%)	1.7%

Our effective tax rate, which represented a tax provision as a percentage of loss before income taxes, was 10% for the nine-month period ended September 30, 2010. Our effective tax rate, which represented a tax benefit as a percentage of loss before income taxes, was 8% for the nine-month period ended September 30, 2009. The change from a tax benefit to a tax provision was primarily the result of favorable discrete tax benefits of $2.8 million from the net release of income tax reserves primarily related to the completion of a foreign tax audit, $1.6 million for cumulative adjustments of prior year tax provisions to actual tax return filings, $1.0 million from the utilization of unused research and development tax credits and $0.6 million from the partial release of a valuation allowance on deferred tax assets in a foreign subsidiary during the nine-month period ended September 30, 2009. No tax benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 36% and 48%, respectively, for the nine-month periods ended September 30, 2010 and 2009. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, and the impact of discrete tax items.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at September 30, 2010 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through cash flows from operations as well as from the proceeds of the issuance of common stock under our employee stock plans. At September 30, 2010 and December 31, 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $34.4 million and $108.9 million, respectively.

On October 1, 2010, Avid Technology, Inc., or Avid Technology, and certain of its subsidiaries entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo. Pursuant to the Credit Agreement, Wells Fargo agreed to provide revolving credit facilities up to a maximum of $40 million in domestic borrowings and up to a maximum of an additional $20 million for our Avid Technology International B.V., or Avid Europe, subsidiary. The borrowing availability under the credit facilities is based on the lesser of (1) the foregoing commitments for Avid Technology and Avid Europe, as applicable, and (2) a borrowing base which is a percentage of our accounts receivable and inventory or that of Avid Europe, as applicable. The actual amounts available to borrow will vary depending upon changes in the level of their respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The borrowing availability is also subject to other reserve requirements which may be established by Wells Fargo as provided in the Credit Agreement. The credit facilities have a maturity of four years, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the payment obligations of Avid Technology and Avid Europe may be accelerated.

Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR (as defined in the Credit Agreement) plus 2.75% or a Base Rate (as defined in the Credit Agreement) plus 1.75%, at the option of the borrowers.  The borrowers must also pay to Wells Fargo, on a monthly basis, an unused line fee at a rate of 0.625% per annum on an amount equal to (1) the average lending commitments under the credit facilities during the immediately preceding month less (2) the average daily amount of the outstanding borrowings plus the undrawn amount of any outstanding letters of credit under the credit facilities during the immediately preceding month. During the term of the credit facilities, the borrowers are entitled to reduce the maximum amounts of Wells Fargo’s commitments, subject to the payment of certain fees based on the amount of any reduction.

We have provided guarantees and liens on substantially all of our assets and those of certain of our subsidiaries to secure our obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology maintain liquidity (comprised of unused availability under the domestic portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under the domestic portion of the credit facilities. Avid Europe is required to maintain liquidity (comprised of unused availability under Avid Europe’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe’s portion of the credit facilities.

We have not yet borrowed against the credit facilities and currently have no specific plans to draw against them; however, we may use the line from time-to-time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of our business. Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. We believe that we have sufficient cash, cash equivalents, funds generated from operations and funds available under the credit facilities to meet our operational and strategic objectives for at least the next twelve months.

During the nine months ended September 30, 2010, there were no material changes to our contractual or commercial obligations from those disclosed in Part II - Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(20,554)	$(32,007)
Net cash used in investing activities	(34,661)	(12,555)
Net cash used in financing activities	(61)	(415)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,880)	1,303
Net decrease in cash and cash equivalents	$(57,156)	$(43,674)

Cash Flows from Operating Activities

For the nine months ended September 30, 2010, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular a decrease in accrued expenses and an increase in inventories, partially offset by an increase in accounts payable. For the nine months ended September 30, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in accrued liabilities and deferred revenues, partially offset by a decrease in accounts receivable.

Accounts receivable increased by $10.0 million to $89.7 million at September 30, 2010 from $79.7 million at December 31, 2009. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 49 days at September 30, 2010, compared to 41 days at December 31, 2009. Our accounts receivable aging at September 30, 2010 is consistent with the December 31, 2009 aging, and we believe the DSO of 49 days is the result of the timing of revenue recognition and customer receipts.

Inventories increased by $19.1 million to $96.3 million at September 30, 2010 from $77.2 million at December 31, 2009. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at September 30, 2010 was primarily the result of increased stocking levels to meet increased demand, as well as a buildup of inventory related to new product introductions. During much of 2010, we have experienced certain supply chain issues that have negatively impacted our year-to-date revenues. At our current inventory levels, we believe we have improved our ability to meet product demand in the fourth quarter. At September 30, 2010, we reported decreases in raw materials and work in process, offset by an increase in finished goods, related to our increased use of contractors to manufacture our products, components and subassemblies. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accrued liabilities decreased by $20.5 million to $60.4 million at September 30, 2010 from $80.9 million at December 31, 2009 as a result of cash expenditures related to restructuring obligations of $12.3 million, as well as payments for other obligations accrued at December 31, 2009. In connection with restructuring activities during 2010 and prior periods, at September 30, 2010, we had restructuring accruals of $1.5 million and $4.6 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $9.6 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. All payments related to restructuring actions are expected to be funded through working capital. See Note 16 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the nine months ended September 30, 2010.

Accounts payable increased by $15.1 million to $45.3 million at September 30, 2010 from $30.2 million at December 31, 2009. This increase in accounts payable is primarily the result of the timing of invoices received from and cash payments to our vendors and is substantially offset by the decrease in our accrued liabilities for the same period.

Deferred revenues increased by $7.7 million to $46.8 million at September 30, 2010 from $39.1 million at December 31, 2009. This increase was largely the result of deferrals related to maintenance contracts, primarily resulting from the timing of contract renewals; deferrals related to large deals; and an increase in customer deposits.

Cash Flows from Investing Activities

The net cash flow used in investing activities for the nine months ended September 30, 2010 primarily reflected $27.0 million paid to acquire Blue Order and Euphonix and $25.9 million used for the purchase of property and equipment, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities. The net cash flow used in investing activities for the nine months ended September 30, 2009 primarily reflected $9.6 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. The increase in property and equipment purchases in the 2010 period primarily resulted from leasehold improvement, furniture and equipment costs associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010. During the first nine months of 2010, leasehold improvements furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $15.7 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

Cash Flows from Financing Activities

The net cash flow used in financing activities for the nine months ended September 30, 2010 primarily reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans. During the nine months ended September 30, 2009, the cash used in financing activities reflected $0.5 million used to repurchase stock options during the second quarter of 2009 and costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans.

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

We use derivatives in the form of foreign currency forward contracts to manage our short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of our ongoing international business operations. We do not enter into any derivative instruments for trading or speculative purposes. The success of our hedging programs depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

As required by FASB ASC Topic 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though we elect not to apply hedge accounting under FASB ASC Topic 815.

During the three months ended September 30, 2010, we executed foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and qualify as cash flow hedges under the criteria of FASB ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date no amounts have been recorded as a result of hedging ineffectiveness.

At September 30, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $30.5 million, denominated in the euro, as a hedge against forecasted euro-denominated sales transactions. The mark-to-market effect associated with the cash flow hedge foreign currency forward contracts at September 30, 2010 was a net unrealized loss of $2.3 million, which was included in other accumulated comprehensive income within stockholders’ equity. For the three and nine months ended September 30, 2010, net gains of $35 thousand resulting from these forward contracts were included in our results of operations.

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities.

At September 30, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $27.3 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $0.6 million at September 30, 2010. For the nine months ended September 30, 2010, net gains of $3.1 million resulting from forward contracts and $3.2 million of net transaction and remeasurement losses on the related assets and liabilities were included in our results of operations.

As it relates to our use of foreign currency forward contracts, a hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure is accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2010, we held $34.4 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows, due to the short maturities of any instruments held.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information presented below updates and should be read in connection with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Future debt obligations may adversely affect our cash flow and restrict our investment opportunities.

We recently entered into a four-year asset-backed revolving credit facility (Credit Agreement) in the aggregate principal amount of up to $60 million.  We have not yet borrowed against the credit facility; however, any future indebtedness we incur could have negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions,
•	limiting our ability to obtain additional financing,
•	limiting our ability to complete a merger or an acquisition, and
•	limiting our flexibility in planning for, or reacting to, changes in our business.

Our ability to satisfy our obligations under the Credit Agreement will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

Restrictions in our Credit Agreement may limit our activities.

The Credit Agreement contains restrictive covenants which limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability make investments, incur additional indebtedness, issue equity and create liens. We are also required to meet specified liquidity-based financial covenants under the terms of the Credit Agreement. Our failure to comply with any of these restrictions or covenants may result in an event of default under the Credit Agreement, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the Credit Agreement.

Our international operations expose us to significant exchange rate fluctuations, as well as regulatory, intellectual property and other risks that may adversely affect our operating results.

We derive more than half of our revenues from customers outside of the United States. Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers. We consequently are exposed to currency exchange risks that may adversely affect our revenues, operating results and cash flow. To hedge against the international exchange exposure of certain forecasted receivables, payables and cash balances and revenues of our foreign subsidiaries, we enter into foreign currency forward-exchange contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in the various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities may only offset a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial position or results of operations.

In addition to exposing us to currency and exchange risks, our international operations require us to comply with myriad environmental, tax and export laws, as well as other business regulations. The risks associated with these laws and regulations may from time to time include, among other things, high compliance costs, rapid adoption requirements, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance. We additionally tend to encounter in our international operations longer collection cycles for accounts receivable and greater difficulties in protecting our intellectual property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended September 30, 2010:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
July 1 – July 31, 2010	–	$–	–	$80,325,905
August 1 – August 31, 2010	–	–	–	80,325,905
September 1 – September 30, 2010	1,982	12.74	–	80,325,905
	1,982	$12.74	–	$80,325,905

(a)	In September 2010, we repurchased 1,982 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At September 30, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

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

Date: November 4, 2010	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X