Form 10-K
period 2010-12-31
AVID TECHNOLOGY, INC.
filed 2011-03-14
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $371,746,000 based on the closing price of the Common Stock on the NASDAQ National Market on June 30, 2010.  The number of shares outstanding of the registrant’s Common Stock as of March 10, 2011 was 38,350,537.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this annual report that relate to future results or events are forward-looking statements.  Forward-looking statements may be identified by use of forward-looking words, such as "anticipate," ‘believe," "could," "estimate," "expect," "intend," "confidence," "may," "plan," "feel," "should," "will" and "would," or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this annual report. In addition, the forward-looking statements contained in this annual report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

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

OVERVIEW

We are a leading provider of digital media content-creation products and solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life. Around the globe, feature films, primetime television shows, news programs, commercials, live performances and chart-topping music hits are made using one or more of our solutions.

In late 2009, we completed a reorganization of our business around functional groups rather than product categories. As a result, effective January 1, 2010, we commenced reporting based on a single reportable segment.

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

CUSTOMER MARKET SEGMENTS

We provide digital media content-creation products and solutions to customers in the three market segments listed below.

•
Creative Enthusiasts.  This market segment is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.” For customers in this market segment, we offer video and audio products and solutions at an affordable price. These products and solutions are specifically designed for the desktop or home studio and have rich feature sets but minimal learning curves. We sell into this market segment through storefront and on-line retailers, through specialized resellers and directly via e-commerce.

•
Professionals.  This market segment is made up of individual artists and entities that create audio and video media as a paid service, but who do not distribute media to end consumers on a large scale. This segment includes a wide-ranging target audience that includes:  students and teachers in career technical education programs in high schools, colleges and universities, as well as in post-secondary vocational schools, that prepare students for professional media production careers in the digital workplace; independent video editors, facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers and engineers who compose and record music professionally; and technicians, engineers, hire companies and facilities that present, record and broadcast audio and video for live performances. For this market segment, we offer a wide range of innovative products and solutions, including hardware- and software-based creative production tools, scalable media storage options and collaborative workflows. These feature-rich solutions are accessible to users of varying skill and sophistication levels. Our domain expertise also allows us to provide customers in this market segment with a broad range of professional services. We sell into this market segment through storefront and on-line retailers, as well as through our direct sales force and resellers.

•
Media Enterprises.  This market segment consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this segment rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution, that utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air, and various other proprietary platforms. For this market segment, we offer a wide range of innovative, open products and solutions including hardware, software, graphics, asset management, automation and professional services and support. We also provide a complementary array of professional and consulting services that draw upon our domain expertise. We sell into this market segment through our direct sales force and resellers.

INDUSTRY RECOGNITION

We have been honored over time for our technological innovation with 14 Emmy® awards, a Grammy® award and two Oscar® statuettes. During the past 12 months, we have received three Emmy® awards for the role the company has played in developing innovative technology that advances and improves the way our customers in television capture, edit and deliver media content. Our most recent acknowledgment by the National Academy of Television Arts & Sciences came in January 2011 with an Emmy® award for the “Development and Production of Portable Tapeless Acquisition,” which the company created in the mid-1990s with Ikegami to improve the way production teams capture and edit video content in the field. Additionally, in 2010, we were honored by the Academy of Television Arts & Sciences with the Philo T. Farnsworth award presented to our Digidesign subsidiary for contributions to the state of television technology and engineering over a long period of time and our ongoing industry importance. Separately, we also received an Emmy® Engineering plaque for Avid Media Access for its role in dramatically improving the process of working with tapeless media. Also in 2010, we received the first-ever Technical Excellence Award presented by the American Cinema Editors Group, or A.C.E., and a Technical Achievement award from the Cinema Audio Society for our Pro Tools 8 professional recording and mixing software.

Although we take pride in the honors bestowed upon us, greater satisfaction comes from awards given to our customers for the films, music and television shows they create using our solutions. The 2011 awards season once again marked tremendous accomplishment for our customers across the music, film and television industries. More than 45 customers who used our audio and video solutions received nominations at the 2011 Annual Academy Awards® held on February 27, 2011, with Oscar® wins going to customers in the Best Motion Picture, Sound Editing, Sound Mixing, Original Score, Original Song, Documentary Feature, Animated Feature, Visual Effects, and Foreign Language Film categories. At the 53rd Grammy® Awards held on February 13, 2011, more than 100 of our customers and music school graduates contributed to Grammy® nominated projects, including those who recorded and mixed every song or album nominated for a 2011 Grammy® Award in the Record of the Year and Album of the Year categories.

PRODUCTS AND SERVICES

We provide a broad range of software and hardware products and solutions, as well as services offerings, to address the diverse needs, skills and sophistication levels found within our customer market segments. Information about the geographic breakdown of our revenues and long-lived assets can be found in Note S to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The following table presents our revenues by type as a percentage of total net revenues for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
Video product revenues	41.6%	41.2%	50.4%
Audio product revenues	40.9%	39.8%	34.1%
Total product revenues	82.5%	81.0%	84.5%

Services revenues	17.5%	19.0%	15.5%
Total revenues	100.0%	100.0%	100.0%

Video Products

Professional Video-Editing Solutions

We offer a wide range of software and hardware professional video-editing solutions. Our award-winning Media Composer product line is widely used to edit television programs, commercials and films, while our NewsCutter and iNews Instinct editors are designed for the fast-paced world of news production. Avid Symphony Nitris DX and Avid DS are used during the “online” or “finishing” stage of post production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks.

Sales of professional video-editing products accounted for approximately 13%, 13% and 14% of our consolidated net revenues for 2010, 2009 and 2008, respectively.

Consumer Video-Editing Software

Our consumer video-editing products Pinnacle Studio and recently introduced Avid Studio, which was released in February 2011, provide consumers and entry-level videographers with the ability to easily create professional-looking videos. Our Pinnacle Studio product line is available in three configurations, Pinnacle Studio HD, Pinnacle Studio HD Ultimate and Pinnacle Studio HD Ultimate Collection. Pinnacle Studio HD is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends. Pinnacle Studio HD Ultimate and Pinnacle Studio HD Ultimate Collection offer additional features intended for advanced video enthusiasts who require greater power, control and quality for more professional looking results. Our Avid Studio consumer video-editing software features some of the same technology used by our professional video-editing software to create major motion pictures, allowing hobby videographers and editing enthusiasts to make professional-quality movies at a fraction of the cost.

Broadcast Newsroom Solutions

Our broadcast newsroom graphics, ingest, play-to-air and automation device control solutions are designed to assist broadcasters as they bring programs from concept to air. These products accelerate the production process by enabling broadcasters to automate the control of ingest devices, manage teams of broadcast journalists and editors, assemble stories into news programs, develop and deliver real-time graphics for broadcast television, and automate the process of playing television programming to air. Our on-air solutions include AirSpeed Multistream, Deko, iNews and Sundance Digital. In 2010, we introduced NewsVision, an end-to-end digital news production solution that enables local and regional broadcasters to increase the quality and speed of their HD file-based productions at a compelling price given today's constrained budgets.

Storage and Workflow Solutions

Our Avid ISIS shared storage systems are easy-to-use, real-time, open solutions that bring the power of best-in-class shared storage to local and regional broadcasters and post production facilities at competitive prices.  Both ISIS 5000 and ISIS 7000 are built upon proven ISIS technology used in more than 700 major media enterprises to store, share and manage large quantities of digital media assets. Customers can improve allocation of creative resources and support changing project needs with an open shared storage platform that includes the high-performance ISIS file system technology on lower cost hardware, support for third-party applications like Apple Final Cut Pro and streamlined administration to create more content more affordably.

In March 2010, we introduced the Integrated Media Enterprise, or IME, an open framework for businesses to address the rapid changes in the media industry. IME is built around three fundamental components: an open media catalog, a media repository and a modular, open architecture. This allows media enterprises to be agile in responding to new opportunities, be more efficient in monetizing their assets and promote deeper collaboration across every aspect of their business.

Avid Interplay Production is our scalable production asset management solution designed to enable large-scale collaboration and workflow automation for our post production and broadcast customers. Interplay provides the core infrastructure that links creative content production teams by integrating asset management, workflow automation and security control. Interplay's modular architecture connects our editing solutions, storage solutions and ingest and playout devices to automate complex workflow processes. This allows users to focus on creating content rather than spending valuable resources on technical administration.

In January 2010, we acquired Blue Order Solutions AG. Blue Order’s enterprise media asset management platform, now called Interplay Media Asset Manager, provides users with the ability to easily access and use a wide range of media content, establish collaborative and automated workflows, and efficiently manage intellectual property assets.

Sales of  video storage and workflow products accounted for approximately 18%, 16% and 16% of our consolidated net revenues in 2010, 2009 and 2008, respectively.

Audio Products

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. Our Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals and aspiring professionals in music, film, television, radio, multimedia and Internet production environments. In November 2010, we introduced Pro Tools version 9, which offers: a number of new creative options, such as Automatic Delay Compensation to improve mixing and increase recording accuracy. Pro Tools 9 also offers the ability to work in a software-only capacity by using the processing power of a Mac or PC and with a variety of Avid and third party interfaces and Avid control surfaces.

We also introduced a new family of hardware interfaces for our Pro Tools software in 2010. Our Pro Tools|HD Native system offers customers an integrated professional hardware and software solution featuring a Pro Tools|HD Native PCIe card and running Pro Tools|HD software—delivering price-performance and simplified, open workflows for recording, editing and mixing with a number of third-party digital audio workstations.

Our new HD I/O, HD OMNI and HD MADI interfaces for Pro Tools|HD enable customers to achieve high-quality audio with improvements to digital audio conversion quality, a variety of configuration options and increased support for open digital standards like the popular MADI protocol. Features include advances in design, filtering and clocking, and flexible digital I/O connectivity, which offers support for a variety of formats.

Aspiring or working professionals can combine our Pro Tools LE software with our musical instrument digital interface, or MIDI, keyboards/controllers, desktop studio monitor speakers and a wide variety of third-party products to create music and record and mix audio on their personal computers.

Sales of digital audio software and workstation products accounted for approximately 16%, 15% and 13% of our consolidated net revenues in 2010, 2009 and 2008, respectively.

Control Surfaces and Live Systems

In the large-format digital mixing console category, our ICON (Integrated Console System) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. Our ICON systems can be customized to provide a solution for any studio, providing from 16 to 80 channels of simultaneous control. An ICON system, integrated with a Pro Tools|HD workstation, input-output and pre-amplification peripherals, and studio reference monitors (speakers) options, provides an end-to-end solution for audio professionals.

Our VENUE product family includes console products for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE solutions that are designed for large performance settings, such as stadium concerts, as well as medium-sized theatres and houses of worship. VENUE systems allow the direct integration of Pro Tools systems to create and playback live recordings.

Our MIDI keyboards/controllers and our digital pianos are used by musicians in the recording studio and for live performances.

In April 2010, we acquired Euphonix, Inc., a leader in digital audio consoles, media controllers and peripherals and the developer of the open industry standard protocol EUCON, which enables customers to use a variety of third-party software with control surface hardware. As a result of this acquisition, we now offer a broad range of complementary open audio and video control surfaces and consoles designed to meet the needs of customers ranging from the independent professional to the high-end broadcaster.

Desktop and Studio Monitors

We provide a wide range of speakers for use with desktop computer systems and in the studios of creative independents, established professionals, commercial businesses, post production facilities and broadcasters. These monitors provide high quality audio output at reasonable prices for those engaged in audio production or simply personal listening.

Educational and DJ Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing.

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

COMPETITION

Our customer market segments are highly competitive and subject to rapid change. Our competition is fragmented with a large number of companies providing different types of products in different market segments and geographic areas. We provide integrated solutions that compete based on workflow, features, quality, service and price. Companies with which we compete in some contexts may also act as partners in other contexts, such as large enterprise customer environments.

We compete across multiple product lines and market segments with companies such as Adobe Systems Incorporated, Apple Inc. and Sony Corporation. In addition, other companies that compete with certain of our products and solutions are listed below by the market segment in which they compete:

•	Creative Enthusiasts: Corel Corporation, Magix AG, Native Instruments and Roland Corporation, among others.

•	Professionals: Autodesk Inc., Editshare LLC, Harman International Industries Inc. and Yamaha Corporation, among others.

•	Media Enterprises: Bit Central Inc., Dalet S.A., EVS Corporation, Grass Valley, Harmonic Inc., Harris Corporation, Quantel Inc. and Vizrt Ltd., among others.

SALES AND SERVICE CHANNELS

We market and sell our solutions through a combination of direct and indirect sales channels. Our direct sales channel consists of internal sales representatives serving select customers and market segments, as well as our e-commerce sales programs. Our indirect sales channels include global networks of independent distributors, value-added resellers, dealers and retailers. Net revenues derived through indirect channels were approximately 65%, 66% and 70%, respectively, for 2010, 2009 and 2008. The decreases in the percentage of revenues derived through indirect channels were largely driven by the 2008 divestiture of our PCTV product lines and lower consumer-editing product sales, both of which were primarily sold through indirect channels.

We have significant international operations with offices in 20 countries around the world. Revenues from our international operations accounted for 58%, 59% and 61%, respectively, of our consolidated net revenues for 2010, 2009 and 2008. The percentage decreases in our international revenues were largely driven by divested or discontinued product lines, which had a high percentage of international sales, and the unfavorable impact on revenues of the changes in currency exchange rates.

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

We provide customer service and support directly through regional support centers and major-market field service representatives and indirectly through dealers, value-added resellers and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including telephone and online technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to support services, we offer a broad array of professional services, including installation, integration, planning and consulting services, and customer training. Training is also available at Avid-certified training centers around the world.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on a network of contractors around the globe to manufacture some of our products, components and subassemblies. Our products undergo testing and quality assurance at the final assembly stage. We depend on sole-source vendors for certain key hardware components, although we believe that, if required, we could replace any sole-source vendor without a material impact to our results of operations or financial position. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this annual report.

Our company-operated manufacturing facilities are located in: Burlington, Massachusetts; Dublin, Ireland; and Mountain View, California. Our Burlington and Dublin operations are ISO 14001, Environmental Management System, certified. During 2011, we will be working toward ISO 14001 certification for our Mountain View operations.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2010, we held 218 U.S. patents, with expiration dates through 2029, and had 43 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Media Composer, NewsCutter, Pro Tools, M-Audio and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain copy-protection and/or copy-detection features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. This problem is particularly acute in some of the international markets in which we operate. For the risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this annual report.

RESEARCH AND DEVELOPMENT

We are committed to delivering best-in-class digital media content-creation solutions market-tailored to the unique needs, skills and sophistication levels of our target customer market segments. We are known as a pioneer and innovator of digital media content-creation solutions with research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Mac and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we are offshoring an increasing portion of certain R&D projects to internationally based partners. Our R&D expenditures for 2010, 2009 and 2008 were $120.2 million, $121.0 million and $148.6 million, respectively, which represented 18%, 19% and 18% of our net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this annual report.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Daly City, California; Irwindale, California; Madison, Wisconsin; Mountain View, California; Kaiserslautern, Germany; Montreal, Canada; London, England; and Munich, Germany.

OPERATIONS

We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Asia and Australia. At December 31, 2010, our worldwide workforce consisted of 1,960 employees and 497 external contractors.

AVID GREEN INITIATIVE

Our initial “green” activities focused on compliance with such environmental initiatives as the Waste Electrical and Electronic Equipment Directive, or WEEE, and Restriction of the use of certain Hazardous Substances in electrical and electronic equipment, or RoHS, and we provide for the recycling of our products and removal of specific toxic substances that may be found in our products as required by environmental regulations. We have since broadened our focus to include the development of our “Design for Environment” program, which incorporates environmental considerations into products from initial concept to end-of-life, as well as our Corporate Environment Management System.

In early 2010, we released our Avid Environmental Policy, which is based on the principle that it is our responsibility to minimize our impact on the environment and establishes the following environmental goals:

•	Endorse product stewardship by adopting and integrating Design for Environment practices to minimize environmental impact throughout the product lifecycle.

•	Promote environmental responsibility in our supply chain.

•	Adopt the principles of reduce, reuse, and recycle while promoting waste-reduction programs in our global operations.

•	Continue compliance with global laws and directives affecting our products and operations.

Also during 2010, we released our Environmental Packaging Standard, which calls for a transition to between 50% and 75% recycled content in packaging materials, environmentally friendly inks and reduced packaging sizes. The latest versions of our Media Composer, Symphony, NewsCutter and Pro Tools products ship with electronic manuals only, reducing the packaging sizes by approximately 85%. We will continue to reduce documentation package sizes for the next releases of many of our products.

In 2010, 2009 and 2008, we incurred expenses of approximately $0.6 million, $0.7 million and $0.7 million, respectively, that were directly related to our environmental programs. We expect our 2011 environmental costs to remain approximately the same as our 2010 costs.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as practicable after filing with the Securities and Exchange Commission. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC’s Internet website at www.sec.gov. The information contained on our web site shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

Our success depends in significant part on our ability to provide innovative products and solutions in response to dynamic and rapidly evolving market demand.

To succeed in our market, we must deliver innovative products and solutions. Innovation requires both that we accurately predict future market trends and customer expectations and that we possess the flexibility to quickly adapt our development efforts in response. Predicting market trends is difficult, as our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, our ability to capture customer demand will suffer and our market reputation and financial performance will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only a handful of possible innovations as a result of limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations.

When we do introduce new products, our success depends on our ability to manage a number of risks associated with new products including but not limited to timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand.  If we fail to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate or adapt quickly, our business will be harmed.

The media industry has rapidly and dramatically transformed in the last five years and is continuing to do so as free content, minimal entry costs for creation and distribution, and the expansion of mobile devices have become prevalent.  As a result, our traditional customers’ needs, businesses and revenue models are changing often in ways that deviate from our core strengths and traditional bases.  If we cannot anticipate these changes or adapt to them quickly, our business will be harmed.  For example, traditional advertising channels face competition from web and mobile platforms and diminished revenue from traditional advertising will cause some customers’ budgets for purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer segment for us.  Additionally, our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.  Open platforms, online collaboration tools, software as a service, growing demand for an increasing array of mobile computing devices and the development of cloud-based computing are replacing the traditional software and hardware infrastructures and maintenance models and may reduce demand for some of our existing products and services.  Additionally new or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

The market segments in which we operate are highly competitive, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive market segments characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can.  There is an additional risk of consolidation among our competitors, which could result in fewer, more effective competitors.  We also have the challenge of protecting our product roadmap and new product initiatives from leaks to competitors that might reduce or eliminate any innovative edge that we seek to gain.

Our revenues and operating results are difficult to predict and may fluctuate from period to period.

Our revenues and operating results may be materially affected by a number of factors, which include, but are not limited to:

•	timing and market acceptance of new product introductions by us and our competitors;

•	changes in customer demand for our products;

•	competitive pressure on product pricing;

•	changes in product, service or geographic mix;

•	the timing of large or enterprise-wide sales and our ability to recognize revenues from such sales;

•	length of sales cycles and associated costs;

•	global macroeconomic conditions;

•	fluctuations in foreign currency exchange rates;

•	reliance on third-party reseller and distribution channels;

•	cost of third-party technology or components incorporated into or bundled with products sold;

•	operational efficiency and effectiveness in a complex organization;

•	changes in operating expenses;

•	price protections and provisions for inventory obsolescence extended to resellers and distributors;

•	seasonal factors, such as higher consumer demand at year-end;

•	remedial costs and reputational harm associated with product defects or errors; and

•	complex accounting rules for revenue recognition.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

Our international operations expose us to additional legal, regulatory and other risks that we do not face in the United States.

We derive more than half of our revenues from customers outside of the United States, rely on foreign contractors for the supply and manufacture of many of our products and conduct significant research and development activities overseas.  Our international operations are subject to a variety of risks that we do not face in the United States, including:

•
the financial and administrative burdens associated with compliance with a myriad of environmental, tax and export laws, as well as other business regulations in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable payment cycles and difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	costs and delays associated with developing products in multiple languages; and

•	economic, social and political instability abroad and international security concerns in general.

Our overall success in international markets depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing, implementing or maintaining policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, operating results and financial condition.

Fluctuations in foreign exchange rates may result in short-term currency exchange losses and could adversely affect our revenues from foreign markets and our manufacturing costs in the long term.

Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results and cash flows. The majority of our international sales are transacted in euros and to hedge against the dollar/euro exchange exposure of the resulting forecasted receivables, cash balances and revenues, we commonly enter into foreign currency forward-exchange contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in euros. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

Furthermore, the significance to our business of sales in Europe subjects us to risks associated with long-term changes in the dollar/euro exchange rate.  A sustained strengthening of the U.S. dollar against the euro would decrease our expected future U.S. dollar revenue from European sales and could have a significant adverse effect on our overall profit margins.  During 2010, economic instability in Europe, including concern over sovereign debt in Greece, Ireland and certain other European Union countries, caused significant fluctuations in the value of the euro relative to those of other currencies, including the U.S. dollar.  Continuing uncertainty regarding economic conditions, including the solvency of these countries and the stability of the eurozone, could lead to significant long-term economic weakness and reduced economic growth in Europe, the occurrence of which, or the potential occurrence of which, could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.

In addition, we source and manufacture many of our products in China and our costs may increase should the renminbi not remain stable with the U.S. dollar.  Although the renminbi is pegged against a basket of currencies determined by the People’s Bank of China, the renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term.  In addition, if China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the renminbi would appreciate significantly in value against U.S. dollar.  An increase in the value of the renminbi against the U.S. dollar would have the effect of increasing the labor and production costs of our Chinese manufacturers in U.S. dollar terms, which may result in their passing such costs to us in the form of increased pricing, which would adversely affect our profit margins if we could not pass those price increases along to our customers.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

The inability of customers to obtain credit in the future may impair their ability to make timely payments to us. Tightening of credit by financial institutions could also lead customers to postpone spending or to cancel, decrease or delay their existing or future orders with us. Customer insolvencies could negatively impact our revenues and our ability to collect receivables. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.  Since we are unable to predict the pace and scope of the global economic recovery and whether economic conditions could deteriorate again, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

We have incurred net losses in each of our three most recently completed fiscal years and we may continue to incur net losses in future periods.

We have incurred, on the basis of U.S. generally accepted accounting principles, net losses in each of the past three fiscal years: $37.0 million in 2010, $68.4 million in 2009, and $198.2 million in 2008. These losses, among other things, adversely affect our stockholders’ equity and working capital. These losses, and the principal factors or components underlying them, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. We cannot be certain when, or if, our operations will return to profitability or, if we do return to profitability whether it can be sustained.

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

As part of our business strategy, we periodically acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer market segments or will allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	combining product offerings and entering into new markets in which we may not have experience;

•	distraction of management’s attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and other intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. We may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. In addition, our effective tax rate on an ongoing basis is uncertain, and business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Our success depends in part on our ability to retain competent and skilled management and technical, sales and other personnel.

We are highly dependent upon the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part upon our ability to retain these employees in a competitive job market.  We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel.  In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention.  However, we also face challenges in retaining our key personnel as we have undergone a significant business transformation over the last several years that has resulted in changes in management, employee turnover and resulting strain on our internal resources and personnel. Our competitors may in some instances be able to offer a more established or more dynamic work environment, higher compensation or more opportunities to work with cutting-edge technology than we can.  If we are unable to retain our key personnel, we would be required to expend significant time and financial resources to identify and hire new qualified personnel, which might significantly delay or prevent the achievement of our business objectives.

We obtain hardware product components and finished goods under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for certain hardware product components and finished goods, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for these sole-sourced items. If any of our sole-source suppliers were to cease, suspend or otherwise limit production or shipment, or adversely modify supply terms or pricing, our ability to manufacture, distribute and service our products may be impaired and our business could be harmed. We cannot be certain that we will be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component.

Our engagement of contractors for product development and manufacturing may reduce our control over those activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation.

We outsource a portion of our software development and our hardware design and manufacturing to contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located offshore. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. Some of our contractor relationships are based in contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

Many of our contractors require access to our intellectual property and confidential information to perform their services. Protection of these assets in relevant offshore locations may be less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. These safeguards may be inadequate to prevent breaches. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

Certain of our contractor relationships involve complex and mission-critical dependencies. If any of the preceding risks were to occur, we might not be able to rapidly wind down these relationships or quickly transition to alternative providers.

We depend on the availability and proper functioning of certain third-party technology that we incorporate into or bundle with our products.

We license third-party technology for incorporation into or bundling with our products. This technology may provide us with critical or strategic feature sets or functionality. The profit margin for each of our products depends in part on the royalty, license and purchase fees we pay in connection with third-party technology. To the extent we add additional third-party technology to our products and we are unable to offset associated costs, our profit margins may decline and our operating results may suffer. In addition to cost implications, third-party technology may include defects or errors that could adversely affect the performance of our products, which may harm our market reputation or adversely affect our product sales. Third-party technology may also include certain open source software code that if used in combination with our own software may jeopardize our intellectual property rights or limit our ability to sell through certain sales channels. If any third-party technology license expires, is terminated or ceases to be available on commercially reasonable terms, we may be required to expend considerable resources integrating alternative third-party technology or developing our own substitute technology. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

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

We distribute many of our products indirectly through third-party resellers and distributors.  We also distribute products directly to end-user customers.  Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. For example, in response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors’ products in addition to, or in place of, ours. Moreover, since each distribution method has distinct risks and gross margins, our failure to identify and implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

In addition, some of our resellers and distributors have limited rights of return, as well as inventory stock rotation and price protection.  Accordingly, reserves for estimated returns and exchanges, and credits for price protection, are recorded as a reduction of revenues upon applicable product shipment, and are based upon our historical experience. To date, actual returns of relevant products have not differed materially from our management’s estimates.  However, our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult and to the extent that returns exceed estimates, our revenues and operating results may be adversely affected.

Our intellectual property and trade secrets are valuable assets that may be subject to third-party infringement and misappropriation.

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets results in lost revenues to us and thereby ultimately reduces their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and as we offer more software products our revenues may be more vulnerable to loss through piracy. The legal regimes of certain countries in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated.  If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

Our future results could be materially adversely affected if we are accused of or found to be infringing third parties’ intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may inadvertently infringe the patents or other intellectual property rights of third parties. Third parties contact us or our customers from time to time alleging that our products infringe their intellectual property rights. Allegations from opportunistic patent owners often lack merit and are undertaken with the goal of inducing the alleged infringer into a quick settlement. Our general practice is to mount a vigorous defense against any claim that we believe lacks merit and eschew a quick settlement. This practice may cause us to incur significant legal defense costs that could have a negative impact on our operating results. With respect to legitimate allegations, we may negotiate licenses to the patented inventions as appropriate, which may include back-royalties to compensate for past use or distribution of the patented invention. Additional royalties will increase our cost-of-goods-sold and reduce our operating results. To the extent licenses are not available to us on commercially reasonable terms or at all, we may be required to expend considerable time and resources to develop a non-infringing alternative. In the interim, sales of our products may be delayed or suspended or we may be forced to distribute our products with reduced feature sets or functionality.

In addition to allegations made directly against us, in some cases we have indemnification obligations with respect to claims of infringement made against our customers and other related parties. A broadly targeted claim of infringement made against our customers or other related parties may result in significant costs for us.

Future debt obligations may adversely affect our cash flow and restrict our investment opportunities.

In October 2010, we entered into a four-year asset-backed revolving credit facility in the aggregate principal amount of up to $60 million.  Any future indebtedness we incur under the facility could have negative consequences, including, increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our ability to complete a merger or an acquisition; and limiting our flexibility in planning for, or reacting to, changes in our business.

Our ability to satisfy our obligations under our credit agreement will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

Restrictions in our credit agreement may limit our activities.

The credit agreement for our revolving credit facility contains restrictive covenants which limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability to make investments, incur additional indebtedness, issue equity and create liens. We are also required to meet specified liquidity-based financial covenants under the terms of the credit agreement.  Failure to comply with any of these restrictions or covenants may result in an event of default under the credit agreement, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the credit agreement.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses and other items in intercompany transactions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon the resolution of an audit could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our tax provision in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process.

Failure of our information systems or breaches of data security could impact our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. System failures, network disruptions and breaches of data security could impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or  result in the unintentional disclosure of proprietary, sensitive or confidential information.  Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, contractors, or vendors, or other causes such as earthquake, fire or other natural disasters.  Such system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Our products may experience quality issues that could negatively impact our customer relationships, our market reputation and our operating results.

Our software products, as is typical of sophisticated, complex software, occasionally include coding defects or errors (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer’s ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. Although we employ quality control measures, those measures are not designed or intended to detect and remedy all defects. The time and resources available to devote to quality control measures are, in part, dependent on other business considerations, such as meeting customer expectations with respect to release schedules. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense and could have a material adverse impact on our financial condition and operating results.

A catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

We operate a complex, geographically dispersed business, which includes a significant personnel and facilities presence in California near major earthquake fault lines. Our enterprise-wide disaster recovery plan may not be sufficient to protect us if a catastrophic event occurs and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our networks or systems, or injury or damage to our personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our ability to conduct business as normal, including our ability to communicate and transact with our customers, suppliers, distributors and resellers, and negatively affect our revenues and operating results. Additionally, a catastrophic event could cause us to suspend all or a portion of our operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and materiel to alternate facilities that may not be available or adequate. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

Our global brand alignment effort could affect customer acceptance of certain rebranded products, thereby impacting our future success.

We have undergone an effort to achieve global brand alignment which poses risks of both business disruption and customer acceptance as we migrate brands. While much of this effort has taken place, several product lines have yet to be rebranded. Our customer outreach and similar efforts may not mitigate fully the risks of our branding efforts, which may lead to reductions in revenues in some markets, which may adversely affect our business, financial position and results of operations, and could cause the market value of our common stock to decline.

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

Additionally, broader financial market and global economic trends may affect the market price of our common stock, regardless of our operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 203,000 square feet in three facilities in Burlington, Massachusetts for our principal corporate and administrative offices, as well as significant R&D and warehousing activities. The leases for these facilities expire in May 2020. We also lease approximately 127,000 square feet of office space in Daly City, California, primarily for R&D and sales and marketing activities, and 106,000 square feet in Mountain View, California, primarily for R&D, product management and manufacturing activities.

We lease approximately 29,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and 41,000 square feet in Dublin, Ireland for the final assembly and distribution of our products in Europe. We also lease approximately 8,000 square feet in Singapore for our Asian headquarters.

We also lease office space for sales operations in several other domestic and international locations.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment and other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	$14.84	$12.26	$12.18	$8.40
Second Quarter	$17.99	$12.26	$15.48	$9.00
Third Quarter	$13.82	$11.04	$15.29	$10.81
Fourth Quarter	$18.83	$12.23	$15.42	$11.52

On March 8, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $22.42 per share. The approximate number of holders of record of our common stock at March 8, 2011 was 426. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended December 31, 2010:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
October 1 – October 31, 2010	–	–	–	$80,325,905
November 1 – November 30, 2010	–	–	–	$80,325,905
December 1 – December 31, 2010	1,983	$18.27	–	$80,325,905
	1,983	$18.27	–	$80,325,905

(a)
In December 2010, we acquired upon surrender 1,983 shares of restricted stock for $18.27 per share from an employee to pay required withholding taxes upon the vesting of restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

(b)
In April 2007, we initiated a stock repurchase program which ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At December 31, 2010, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares under this program was in March 2008.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2005 through December 31, 2010 with the cumulative return during the period for:

•	the NASDAQ Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the NASDAQ Computer, Data Processing Index (Old Index), and

•	the Avid Peer Group Index (see note following the graph).

This comparison assumes the investment of $100 on December 31, 2005 in our common stock, the NASDAQ Market Index, the NASDAQ Computer, Data Processing Index and the Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

Avid Technology, Inc.
NASDAQ Composite
Avid Peer Group Index
Old Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
DOLLARS
2005
2006
2007
2008
2009
2010

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2010

Prior to 2010, Avid compared its common stock returns to the NASDAQ Index and the NASDAQ Computer, Data Processing Index (Old Index). Because our products and services are diverse, we do not believe that the Old Index, or any single published industry index, is appropriate for comparing stockholder return. Therefore, for 2010, we are comparing our common stock returns to the Avid Peer Group Index, which is currently composed of the following NASDAQ-traded companies selected by Avid to best represent its peers based on various criteria, including industry classification, number of employees and market capitalization:  Autodesk, Inc., Cadence Design Systems, Dolby Laboratories, Inc., Harmonic, Inc., Imation Corporation, Mentor Graphics Corporation, National Instruments Corporation, Parametric Technology Corporation, Quantum Corporation, RealNetworks, Inc., Sybase Inc., Synopsys, THQ, Inc. and Zoran Corporation. The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Annual Report on Form 10-K. See Note I to our Consolidated Financial Statements in Item 8 for information regarding our acquisitions and divestitures that affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands except per share data)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Net revenues	$678,522	$628,970	$844,901	$929,570	$910,578
Cost of revenues	327,774	305,948	452,476	480,427	465,894
Gross profit	350,748	323,022	392,425	449,143	444,684
Operating expenses:
Research and development	120,229	120,989	148,598	150,707	141,363
Marketing and selling	177,178	173,601	208,735	210,456	203,967
General and administrative	64,345	61,087	78,591	77,463	63,250
Amortization of intangible assets	9,743	10,511	12,854	13,726	14,460
Impairment of goodwill and intangible assets	—	—	129,972	—	53,000
Restructuring and other costs, net	20,450	26,873	25,412	9,410	2,613
In-process research and development	—	—	—	—	879
Gain on sale of assets	(5,029)	(155)	(13,287)	—	—
Total operating expenses	386,916	392,906	590,875	461,762	479,532
Operating loss	(36,168)	(69,884)	(198,450)	(12,619)	(34,848)
Interest and other income (expense), net	(390)	(123)	2,936	7,637	7,274
Loss before income taxes	(36,558)	(70,007)	(195,514)	(4,982)	(27,574)
Provision for (benefit from) income taxes	396	(1,652)	2,663	2,997	15,353
Net loss	$(36,954)	$(68,355)	$(198,177)	$(7,979)	$(42,927)

Net loss per common share – basic and diluted	$(0.98)	$(1.83)	$(5.28)	$(0.19)	$(1.03)

Weighted-average common shares outstanding – basic and diluted	37,895	37,293	37,556	40,974	41,736

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2010	2009	2008	2007	2006
Cash, cash equivalents and marketable securities	$42,782	$108,877	$147,694	$224,460	$172,107
Working capital	102,544	143,499	191,838	308,589	287,757
Total assets	626,571	611,038	703,585	1,005,953	997,034
Long-term liabilities	25,309	14,483	11,823	17,495	20,471
Total stockholders' equity	426,610	443,118	492,655	779,783	780,381

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life. Around the globe, feature films, primetime television shows, news programs, commercials and chart-topping music hits are made using one or more of our solutions.

Prior to 2009 and since our acquisition of Pinnacle in 2005, our organizational structure was based on three strategic business units:  Professional Video, Audio and Consumer Video. As part of our business transformation initiated in 2008, we combined our Professional Video and Consumer Video business units into one Video reporting unit and consolidated all our sales and marketing teams into a single customer-facing organization to better align our business structure with the realities of many of our customers. As a result, our reporting structure in 2009 was based on two business units, Video and Audio. In the later part of 2009, we completed the reorganization of our business around functional groups and began reporting based on one reportable segment starting January 1, 2010.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
Net revenues:
Product revenues	82.5%	81.0%	84.5%
Services revenues	17.5%	19.0%	15.5%
Total net revenues	100.0%	100.0%	100.0%

Cost of revenues	48.3%	48.6%	53.6%
Gross margin	51.7%	51.4%	46.4%
Operating expenses:
Research and development	17.7%	19.2%	17.6%
Marketing and selling	26.1%	27.6%	24.7%
General and administrative	9.5%	9.7%	9.3%
Amortization of intangible assets	1.4%	1.7%	1.5%
Impairment of goodwill and intangible assets	—	—	15.4%
Restructuring and other costs, net	3.0%	4.3%	3.0%
Gain on sales of assets	(0.7%)	(0.0%)	(1.6%)
Total operating expenses	57.0%	62.5%	69.9%
Operating loss	(5.3%)	(11.1%)	(23.5%)
Interest and other income (expense), net	(0.0%)	(0.0%)	0.3%
Loss before income taxes	(5.3%)	(11.1%)	(23.2%)
Provision for (benefit from) income taxes	0.1%	(0.2%)	0.3%
Net loss	(5.4%)	(10.9%)	(23.5%)

Total net revenues for the year ended December 31, 2010 were $678.5 million, an increase of $49.6 million, or 7.9%, compared to the year ended December 31, 2009, with revenues from products increasing by 10.0% and services revenues decreasing by 1.0%. In 2010, compared to 2009, video products revenues and audio products revenues increased by $23.1 million and $27.6 million, respectively, while services revenues decreased $1.1 million. The increase in audio product revenues included revenues of $11.4 million resulting from our 2010 acquisition of Euphonix. Currency exchange rates had a negative impact on our revenues for 2010, compared to the same periods in 2009. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

Our gross margin for the year ended December 31, 2010 improved slightly to 51.7%, compared to 51.4% for 2009. This change was driven by an increase in services gross margin percentage to 52.4% in 2010, compared to 50.1% in 2009. This was partially offset by a slight decrease in products gross margin percentage to 52.1% in 2010, compared to 52.2% in 2009. The increase in services gross margin percentage was largely the result of management actions that have improved the utilization of services resources.

For the year ended December 31, 2010, we incurred a net loss of $37.0 million, compared to a net loss of $68.4 million for 2009. The net loss for 2010 included charges of $20.5 million for restructuring and other costs, $13.0 million for acquisition-related intangible asset amortization, $5.6 million for a legal settlement and $0.8 million related to acquisition activities; partially offset by a gain of $5.0 million resulting from certain asset sales. The net loss for 2009 included similar charges of $12.5 million for acquisition-related intangible asset amortization, $27.7 million for restructuring costs and $4.2 million related to acquisition activities; partially offset by a gain of $0.2 million from asset sales.

In June 2010, we relocated our corporate offices to Burlington, Massachusetts upon expiration of our lease in Tewksbury, Massachusetts. The Burlington facility was chosen after reviewing many potential sites, because we believed it would best accommodate our business over the long term and provide an employee and customer friendly environment in a cost-effective manner. During 2010, leasehold improvements, furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $25.7 million represented cash expenditures. Of the $25.7 million in cash expenditures, $15.7 million occurred in 2010 and the remaining $10.0 million occurred in 2009. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

Our 2010 restructuring charges were largely the result of charges of $13.1 million related to a corporate-wide reorganization initiated in the fourth quarter of 2010, $1.8 million resulting from a Euphonix reorganization initiated during the second quarter of 2010 and $1.9 million resulting from facilities closures and revised estimates of costs related to prior plans. Cash expenditures resulting from restructuring obligations totaled approximately $14.4 million for 2010. Also included in our results of operations under the caption “restructuring and other costs, net,” were costs of $3.7 million related to our exit from our former headquarters facility. We may engage in additional reorganizations or cost reduction programs in the future, including restructuring actions, to streamline our internal operations or as a result of changing economic conditions.

We derive a significant percentage of our revenues from sales to customers outside the United States. International sales accounted for 58% of our consolidated net revenues in 2010, compared to 59% and 61% of our consolidated net revenues for 2009 and 2008, respectively. Our international business is, for the most part, transacted through international subsidiaries and generally in the currency of the customers. Changes in foreign currency exchange rates often materially affect, either positively or adversely, our revenues, net income and cash flow. The percentage decreases in our international revenues were largely driven by divested or discontinued product lines, which had a high percentage of international sales, and the unfavorable impact on revenues of the changes in currency exchange rates.

See “Risk Factors” in Item 1A of this annual report for risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following:  revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations; goodwill and other intangible assets; and income tax assets and liabilities. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowances for Product Returns and Exchanges

We generally recognize revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 985-605, Software – Revenue Recognition, are met. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, we often receive multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where we consider our services to be non-routine or essential to the delivered products, we record revenues upon satisfying the criteria of ASC Subtopic 985-605 and obtaining customer acceptance. We generally follow the guidance of ASC Subtopic 985-605 for revenue recognition because our products and services are software or software-related. However, for certain offerings software is incidental to the delivered products and services. For these products, we record revenues based on satisfying the criteria in ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition.

We generally use the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, assuming all other separation criteria are met, the fair values of the undelivered elements, typically professional services, maintenance or both, are deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered element. If evidence of the fair value of one or more undelivered elements does not exist, we defer all revenues and only recognize them when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, for certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that the renewal price is substantive. Our current pricing practices are influenced primarily by product type, purchase volume, term and customer location. We review services revenues sold separately and corresponding renewal rates on a periodic basis and update, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects our recent pricing experience. We are required to exercise judgment in determining whether fair value exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

In most cases, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and does not have to be performed by us. However, certain transactions for our video products, typically complex solution sales that include a significant number of products and that may involve multiple customer sites, require us to perform an installation effort that we deem to be complex and non-routine. In these situations, we do not recognize revenues for either the products shipped or the services performed until the installation is complete. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received.

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

In 2010, approximately 65% of our revenues were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

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

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition (the “Updates”). ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends Subtopic 985-605 to exclude sales of tangible products containing both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. We will adopt the Updates prospectively on January 1, 2011 and do not believe adoption will have a material impact on our financial position or results of operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2010, we granted both stock options and restricted stock units as part of our key performer stock-based compensation program, as well as stock options and restricted stock units to newly hired employees. In prior years, we have also issued restricted stock, and we refer to restricted stock and restricted stock units collectively as restricted stock awards. The vesting of stock options and restricted stock awards may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC Topic 718, we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange-traded options of our common stock based on the implied volatility of long-term (9- to 39-month term) exchange-traded options. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We also issue stock option grants or restricted stock awards with vesting based on market conditions, specifically Avid’s stock price, or a combination of performance, based on our return on equity, and market conditions. The compensation costs and derived service periods for such grants are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. For restricted stock awards with vesting based on a combination of performance and market conditions, the compensation costs are also estimated based on the intrinsic values of the awards at the date of grant factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are also recorded based on the higher estimate for each vesting tranche. For each stock option grant and restricted stock award with vesting based on a combination of performance and market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation.  For 2010, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2010, our annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Notes B and O to our Consolidated Financial Statements in Item 8 for further information regarding stock-based compensation.

Valuation of Business Combinations

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

In accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Others – Goodwill, we do not amortize goodwill. The goodwill impairment test prescribed by ASC 350-20 requires us to identify reporting units and to determine estimates of the fair values of our reporting units at the date we test for impairment. Our organizational structure in 2010 was based on a single reporting unit.

In our annual goodwill impairment analysis, the fair value of our single reporting unit is compared to its carrying value, including goodwill. We generally use a discounted cash flow valuation model to determine the fair value of our reporting unit. This model focuses on estimates of future revenues and profits for our reporting unit and also assumes a terminal value for the unit based on a constant growth valuation formula. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. We estimate the long-term discount rate based on our review of the weighted-average cost of capital and appropriate equity risk premium for our reporting unit. We also consider the reconciliation of our market capitalization to the  fair value of our reporting unit. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value.

We perform our annual goodwill impairment tests as of the end of the fourth quarter of each year. Our annual goodwill impairment testing in the fourth quarter of 2010 determined that no goodwill impairment existed.

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

Identifiable intangible assets are also tested for impairment in accordance with ASC Section 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement, if events or circumstances exist that indicate the carrying value of an asset may not be recoverable. The fair value of each asset is compared to its carrying value, and if the asset’s carrying value is not recoverable and exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Changes in business conditions or our assumptions could require that we record impairment charges related to our identifiable intangible assets.

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

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at December 31, 2010 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

Our assessment of the valuation allowance on our U.S. and foreign deferred tax assets could change in the future based on our levels of pre-tax income and other tax-related adjustments. Reversal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of reversal. To the extent some or all of our valuation allowance is reversed, future financial statements would reflect an increase in non-cash income tax expense until such time as our deferred tax assets are fully utilized.

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

ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on our unrecognized tax positions. At December 31, 2010 and 2009, we had gross unrecognized tax benefits, including interest, of $1.7 million and $2.3 million, respectively, that, if recognized, would have resulted in a reduction of our effective tax rate.

RESULTS OF OPERATIONS

NET REVENUES

Net Revenues for the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010 Net Revenues	% Change Compared to Previous Year	2009 Net Revenues	% Change Compared to Previous Year	2008 Net Revenues
Video products revenues	$282,263	8.9%	$259,151	(39.1%)	$425,719
Audio products revenues	277,644	11.0%	250,064	(13.3%)	288,513
Products revenues	559,907	10.0%	509,215	(28.7%)	714,232

Services revenues	118,615	(1.0%)	119,755	(8.4%)	130,669

Total net revenues	$678,522	7.9%	$628,970	(25.6%)	$844,901

The 7.9% increase in our total revenues for 2010, compared to 2009, included a 10% increase in products revenues, partially offset by a 1.0% decrease in services revenues. The $49.6 million increase in total revenues for 2010, which was primarily the result of higher sales volumes for many of our product lines, included a $16.8 million increase resulting from our 2010 acquisitions and a $6.1 million decrease for the unfavorable impact of currency exchange rates.

The 25.6% decrease in our total revenues for 2009, compared to 2008, was driven by decreases in both products and services revenues. The $215.9 million decrease in our total revenues for 2009 included a $59.6 million decrease related to divested or exited product lines. The remaining decrease in our total revenues was primarily the result of lower sales volumes for many of our product lines.

Sales to international customers accounted for 58% of our consolidated net revenues in 2010, compared to 59% in 2009 and 61% in 2008. The percentage decreases in our international revenues were largely driven by divested or discontinued product lines, which had a high percentage of international sales, and the unfavorable impact on revenues of the changes in currency exchange rates. International sales increased by $21.9 million, or 6%, from 2009 to 2010, compared to our worldwide increase in sales of 8%. International sales decreased by $149.9 million, or 29%, from 2008 to 2009, compared to our worldwide decrease in sales of 26%.

Net revenues derived through indirect sales channels were approximately 65%, 66% and 70% of our consolidated net revenues for 2010, 2009 and 2008, respectively. The decreases in the percentage of revenues derived through indirect channels were largely driven by the 2008 divestiture of our PCTV product lines and lower consumer-editing product sales, both of which were primarily sold through indirect channels.

Video Products Revenues

The 8.9% increase in revenues from our video products for 2010, compared to 2009, was primarily the result of increased revenues from sales of our ISIS shared storage systems and professional editors, as well as increased revenues from our Interplay production and media-asset management products and our broadcast newsroom product lines. The increase in our ISIS shared storage revenues was driven by increases in both volume and average selling price, while the increased revenues for professional editors and Interplay products were the result of increased volumes. The release of a new version of Media Composer during the second quarter of 2010 was a significant factor in the increased professional editor volumes. The increase for our broadcast newsroom product lines was driven by an increase in average selling price. These increases were partially offset by decreased revenues from our consumer editor product lines on lower sales volumes, which was due to overall weakness in that market and our lack of new product introductions. The increases in video product revenues for both periods were primarily in the Americas and Asia-Pacific regions, as our European revenues were impacted by unfavorable currency exchange rates.

The 39.1% decrease in revenues from our video products for 2009, compared to 2008, was the result of a decrease of $53.4 million related to divested or exited product lines and a decrease of $113.2 million related to our continuing product lines. The decrease for continuing product lines was the result of decreases in product revenues for all video products in all geographic regions largely due to lower sales volumes, which we believe was largely the result of unfavorable macroeconomic conditions. Throughout 2009 for example, broadcasters were challenged by decreasing advertising revenues, and capital expenditure budgets for many of our customers were reduced as a result of tight credit markets. Internationally, changes in currency exchange rates also contributed to the decrease in video product revenues.

Audio Products Revenues

The 11.0% increase in revenues from our audio products for 2010, compared to 2009, included revenues of $11.4 million related to our April 2010 acquisition of Euphonix. While this accounted for 41% of the 2010 increase, revenues from our professional audio products and VENUE live sound product lines were higher in 2010 on increased sales volumes. The increased volumes for our professional audio products was due to increased sales volumes resulting from sales promotions offered during the first six months of 2010 and the introduction of Pro Tools 9 during the fourth quarter of 2010. The increase in audio product revenues was from all geographic regions despite the impact of unfavorable currency exchange rates on our European revenues.

The 13.3% decrease in audio product revenues for 2009, compared to 2008, was primarily due to lower revenues on lower volumes of our higher-end audio product lines, which we believe largely resulted from decreased capital expenditure budgets for our customers in this market segment. A proportionally larger decrease in audio product revenues in Europe, which we believe were largely attributable to unfavorable macroeconomic conditions and changes in currency exchange rates, was also a significant contributing factor to the decrease in audio product revenues.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The decrease in services revenues for 2010, compared to 2009, was the result of decreases in maintenance and training revenues, partially offset by an increase in professional and integration services revenues, and included an increase of $5.0 million resulting from our 2010 acquisitions. The decrease in maintenance revenues was largely the result of declining renewal rates for previously discontinued product lines.

The decrease in services revenues for 2009, compared to 2008, was the result of a decrease of $6.2 million related to divested or exited product lines and $4.7 million for continuing product lines. The decrease for continuing product lines was primarily due to a decrease in maintenance revenues, which was primarily the result of lower average maintenance contract values. The decrease in maintenance revenues was partially offset by an increase in professional services revenues.

COST OF REVENUES, GROSS PROFIT AND GROSS MARGIN PERCENTAGE

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services;
•	royalties for third-party software and hardware included in our products
•	amortization of technology; and
•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions and is described further in the Amortization of Intangible Assets section below. For 2009 and 2008, cost of revenues also included restructuring charges of $0.8 million and $1.9 million, respectively, related to the write-down of inventory resulting from our decision to exit the PCTV product line.

Costs of Revenues for the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010 Costs	% Change Compared to Previous Year	2009 Costs	% Change Compared to Previous Year	2008 Costs
Cost of products revenues	$267,985	10.1%	$243,362	(34.1%)	$369,186
Cost of services revenues	56,490	(5.5%)	59,754	(19.1%)	73,888
Amortization of intangible assets	3,299	62.3%	2,033	(73.0%)	7,526
Restructuring costs	—	(100.0%)	799	(57.4%)	1,876
Total cost of revenues	$327,774	7.1%	$305,948	(32.4%)	$452,476

Gross profit	$350,748	8.6%	$323,022	(17.7%)	$392,425

Gross Margin Percentage

Gross margin percentage fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations.

Gross Margin % for the Years Ended December 31, 2010, 2009 and 2008
	2010 Gross Margin %	Increase (Decrease) in Gross Margin %	2009 Gross Margin %	Increase in Gross Margin %	2008 Gross Margin %
Products	52.1%	(0.1%)	52.2%	3.9%	48.3%
Services	52.4%	2.3%	50.1%	6.6%	43.5%

Total	51.7%	0.3%	51.4%	5.0%	46.4%

Increased products costs resulted in a slight decrease in product gross margin percentage in 2010, compared to 2009. Increased freight costs resulting from increased shipment volumes, including the increased use of more expensive air freight to support new product introductions and meet increased demand for certain products, was a significant factor in the increased product costs. Additionally, the unfavorable impact on revenues of changes in foreign currency exchange rates was also a factor in our product gross margin percentage decrease in 2010.

Decreased products costs resulting from our transition to a single company-wide production and delivery organization and the divestiture of lower-margin product lines, were the most significant contributing factors to our improved product gross margin percentage for 2009, compared to 2008. In addition, a revised estimate for a royalty accrual, resulting in a favorable adjustment in 2009, also contributed to the improvement. These improvements were partially offset by the unfavorable impact on revenues of changes in foreign currency exchange rates.

The increase in services gross margin percentage for 2010, compared to 2009, primarily resulted from improved utilization of services resources. The increase in services gross margin percentage for 2009, compared to 2008, primarily resulted from reduced headcount resulting from our business transformation initiated in 2008.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010 Expenses	% Change Compared to Previous Year	2009 Expenses	% Change Compared to Previous Year	2008 Expenses
Research and development expenses	$120,229	(0.6%)	$120,989	(18.6%)	$148,598
Marketing and selling expenses	177,178	2.1%	173,601	(16.8%)	208,735
General and administrative expenses	64,345	5.3%	61,087	(22.3%)	78,591
Amortization of intangible assets	9,743	(7.3%)	10,511	(18.2%)	12,854
Impairment of goodwill and intangible assets	—	—	—	(100.0%)	129,972
Restructuring and other costs, net	20,450	(23.9%)	26,873	5.7%	25,412
Gain on sales of assets	(5,029)	n/m	(155)	n/m	(13,287)
Total operating expenses	$386,916	(1.5%)	$392,906	(33.5%)	$590,875

Operating loss	$(36,168)	(48.2%)	$(69,884)	(64.8%)	$(198,450)

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses. We expect our 2011 R&D expenses to be approximately the same as than those incurred in 2010.

Research and Development Expenses for 2010 and 2009 Compared to the Prior Year
(dollars in thousands)
	2010 (Decrease) Increase From 2009		2009 (Decrease) Increase From 2008
	$	%	$	%
Personnel-related expenses	$(3,599)	(4.5%)	$(23,919)	(22.6%)
Facilities and information technology expenses	(1,751)	(8.7%)	(1,422)	(6.6%)
Computer hardware and supplies expenses	(314)	(8.6%)	(2,139)	(37.0%)
Consulting and outside services expenses	5,538	57.2%	912	10.7%
Other expenses	(634)	(9.4%)	(1,041)	(14.9%)
Total research and development expenses decrease	$(760)	(0.6%)	$(27,609)	(18.6%)

The 0.6% decrease in R&D expenses for 2010, compared to 2009, was primarily due to a decrease in personnel-related expenses, lower facilities and information technology infrastructure costs and a decrease in computer hardware and supplies expenses; partially offset by higher consulting and outside services costs, which all primarily resulted from our increased use of offshore development resources. The overall decrease in R&D expenses was also offset by increased expenses resulting from our 2010 acquisitions of Blue Order and Euphonix. R&D expenses as a percentage of revenues decreased to 17.7% in 2010, from 19.2% in 2009, primarily as a result of the increase in revenues for 2010.

The 18.6% decrease in R&D expenses for 2009, compared to 2008, was primarily due to a decrease in personnel-related costs, lower facilities and information technology infrastructure costs and a decrease in computer hardware and supplies expenses. Restructuring activities and the divestiture of certain product lines during the fourth quarter of 2008 were significant contributing factors in the 2009 decrease in expenses. R&D expenses as a percentage of revenues increased to 19.2% in 2009, from 17.6% in 2008, primarily as a result of the decrease in revenues for 2009.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. We expect our 2011 marketing and selling expenses to be higher than those incurred in 2010.

Marketing and Selling Expenses for 2010 and 2009 Compared to the Prior Year
(dollars in thousands)
	2010 Increase (Decrease) From 2009		2009 (Decrease) Increase From 2008
	$	%	$	%
Personnel-related expenses	$7,455	4.8%	$(19,322)	(15.3%)
Facilities and information technology expenses	2,555	7.9%	(4,047)	(17.6%)
Foreign exchange losses (gains)	2,298	161.7%	(2,407)	(244.4%)
Tradeshow and other promotional expenses	(5,791)	(30.3%)	(7,680)	(30.9%)
Bad debt expense	(1,725)	(89.9%)	(622)	(24.5%)
Consulting and outside services	69	0.5%	(1,782)	(21.2%)
Other expenses	(1,284)	(2.9%)	726	3.2%
Total marketing and selling expenses increase (decrease)	$3,577	2.1%	$(35,134)	(16.8%)

The 2.1% increase in marketing and selling expenses for 2010, compared to 2009, was largely due to higher personnel-related costs, increased facilities and information technology infrastructure costs and unfavorable foreign exchange translations in 2010, partially offset by lower tradeshow and other promotional expenses and decreased bad debt expense. The increase in personnel-related costs, which include travel and entertainment costs, was primarily due to higher compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during much of 2009, and the expenses added by our 2010 acquisitions. Also during 2010, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.9 million, compared to gains of $1.4 million for 2009, resulting in a $2.3 million decrease in the offset to expense. The decrease in bad debt expense was primarily the result of a lease default in the first quarter of 2009, which initiated an increase in our lease recourse reserves during that period. Marketing and selling expenses as a percentage of revenues decreased to 26.1% in 2010, from 27.6% in 2009, as a result of the increase in revenues for 2010, partially offset by the effect of the increase in expenses.

The 16.8% decrease in marketing and selling expenses for 2009, compared to 2008, was largely due to lower personnel-related costs; decreased advertising, tradeshow and other promotional expenses; lower facility and information technology infrastructure costs, decreased outside consulting and services costs, and favorable foreign exchange translations in 2009. The decrease in personnel-related costs was primarily due to decreased headcount, as well as lower travel and entertainment expenses. The decrease in facility and information technology infrastructure costs was the result of the closure of certain facilities and improved operating efficiencies related to our business transformation initiated in 2008. Also during 2009, net foreign exchange gains, which are included in marketing and selling expenses, were $1.4 million, compared to net foreign exchange losses of ($1.0) million in 2008, resulting in a $2.4 million expense increase. Marketing and selling expenses as a percentage of revenues increased to 27.6% in 2009, from 24.7% in 2008, as a result of the decrease in revenues for 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. We expect our 2011 general and administrative expenses to be approximately the same as than those incurred in 2010.

General and Administrative Expenses for 2010 and 2009 Compared to the Prior Year
(dollars in thousands)
	2010 Increase (Decrease) From 2009		2009 (Decrease) Increase From 2008
	$	%	$	%
Legal settlement	$5,600	n/m	$—	—
Personnel-related expenses	3,465	12.2%	(12,995)	(31.3%)
Mergers and acquisitions costs	(3,334)	(80.2%)	4,159	n/m
Consulting and outside services expenses	(2,385)	(48.0%)	(7,162)	(59.0%)
Other expenses	(88)	(0.4%)	(1,506)	(6.0%)
Total general and administrative expenses increase (decrease)	$3,258	5.3%	$(17,504)	(22.3%)

The 5.3% increase in general and administrative expenses for 2010, compared to 2009, was primarily due to a 2010 legal settlement and higher personnel-related expenses, partially offset by lower mergers and acquisitions, or M&A, costs and decreased consulting and outside services expenses. The increase for the legal settlement was the result of a $5.6 million payment to settle a legal complaint filed by David and Bryan Engelke against our Pinnacle subsidiary. The higher personnel-related expenses were the result of increased compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during the 2009 periods, and the expenses added by our 2010 acquisitions. The decrease in M&A costs was the result of higher costs incurred in 2009, compared to 2010, as a result of lower M&A activities in 2010. The decrease in consulting and outside services expenses was primarily due to costs of $2.7 million, not present in 2010, related to a 2009 internal revenue recognition investigation. General and administrative expenses as a percentage of revenues decreased to 9.5% in 2010, from 9.7% in 2009, as a result of the increase in revenues for 2010, partially offset by the effect of the increase in expenses.

The 22.3% decrease in general and administrative expenditures for 2009, compared to 2008, was primarily due to lower personnel-related costs, resulting from reduced headcount, and a decrease in consulting and outside services costs, partially offset by an increase in M&A costs. The decrease in consulting costs was largely the result of the absence of consulting costs related to the strategic review and transformation of our business, which were present in 2008, partially offset by costs of $2.7 million related to a 2009 revenue recognition investigation. Starting in 2009 due to a change in accounting rules, we were required to expense diligence and transaction expenses related to M&A activities as they were incurred. General and administrative expenses as a percentage of revenues increased to 9.7% in 2009, from 9.3% in 2008, as a result of the decrease in revenues for 2009, partially offset by the effect of the decrease in expenses.

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

Amortization of Intangible Assets for 2010 and 2009 Compared to the Prior Year
(dollars in thousands)
	2010 Increase (Decrease) From 2009		2009 (Decrease) Increase From 2008
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$1,266	62.3%	$(5,493)	(73.0%)
Amortization of intangible assets recorded in operating expenses	(768)	(7.3%)	(2,343)	(18.2%)
Total amortization of intangible assets	$498	4.0%	$(7,836)	(38.4%)

The increase in amortization of intangible assets recorded in cost of revenues during 2010, compared to 2009, was primarily the result of the amortization of intangible assets related to our 2010 acquisitions of Blue Order and Euphonix and the acquisition of MaxT Systems Inc. in the third quarter of 2009. The decrease in amortization of intangible assets recorded in operating expenses for the same period was the result of the completion of the amortization of certain intangible assets acquired as part of prior acquisitions, partially offset by amortization of intangible assets related to our acquisitions of Blue Order, Euphonix and MaxT.

The decrease in amortization of intangible assets recorded in cost of revenues during 2009, compared to 2008, was primarily the result of the completion during 2008 and early 2009 of the amortization of certain developed technologies related to our past acquisitions of Pinnacle, Sundance and M-Audio; partially offset by amortization resulting from the acquisition of MaxT. The decrease in amortization recorded in operating expenses for the same period was primarily the result of the impairments of intangible assets recorded in 2008.

The unamortized balance of the identifiable intangible assets related to all acquisitions was $29.8 million at December 31, 2010. We expect amortization of these intangible assets to be approximately $11 million in 2011, $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015, and $2 million thereafter. See Notes I & K to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

Impairment of Goodwill and Intangible Assets

We perform our annual goodwill impairment analysis in the fourth quarter of each year in accordance with ASC Subtopic 350-20. Our annual goodwill analysis performed in the fourth quarter of 2010 determined that the fair value of our single reporting unit, based on a discounted cash flow valuation, exceeded its carrying value, indicating there was no goodwill impairment.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. In September 2008, as a result of a decrease in market value for, and the expected sale of, our PCTV product line, which had historically accounted for a significant portion of former Consumer Video reporting unit revenues, we performed an interim impairment test on the goodwill assigned to our former Consumer Video reporting unit. Because the book value of the former Consumer Video goodwill exceeded the implied fair value by $46.6 million, we recorded this amount as an impairment loss during the quarter ended September 30, 2008.

In connection with the goodwill impairment loss taken for the former Consumer Video reporting unit in the third quarter of 2008, we also tested the former Consumer Video reporting unit’s identifiable intangible assets for impairment. As a result, we determined that the trade name intangible asset was impaired, and we recorded an impairment loss of $4.7 million to write this asset down to its then-current fair value.

In the fourth quarter of 2008 due to the significant decline in our stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of our PCTV product line, our annual goodwill testing determined that the carrying values of the former Audio and former Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. Because the book values of the former Audio and former Consumer Video goodwill exceeded their implied fair values by approximately $64.3 million and $8.0 million, respectively, we recorded these amounts as impairment losses during the quarter ended December 31, 2008.

In connection with the goodwill impairment loss taken for the former Audio and former Consumer Video reporting units in the fourth quarter of 2008, we also reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment. This analysis included grouping the intangible assets with other operating assets and liabilities of the former Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within our company. The result of this analysis determined that the former Consumer Video reporting unit customer relationships and trade name intangible assets were impaired, and we recorded impairment losses of $5.6 million and $0.8 million, respectively, to write these assets down to their then-current fair values. The analysis for the former Audio reporting unit determined that no impairment existed for that reporting unit’s identifiable intangible assets.

See Notes I and K to our Consolidated Financial Statements in Item 8 for further information on the goodwill and identifiable intangible assets resulting from our acquisitions.

Restructuring and Other Costs, Net

2010 Restructuring Plans

In December 2010, we initiated a company-wide restructuring plan designed to better align financial and human resources in accordance with our strategic plans for the upcoming fiscal year.  In connection with the restructuring, we eliminated positions that were in lower growth geographies and markets and will reinvest in more strategic areas with greater opportunity for growth. The plan also calls for the streamlining of internal operations while making key investments in organizational efficiencies and closing portions of certain office facilities. During the fourth quarter of 2010, we recorded restructuring charges of $11.7 million related to severance costs related to the elimination of 145 positions and $1.4 million related to the partial closure of a facility. We expect to incur total restructuring charges of approximately $15 million related to this plan, all of which represent cash expenditures. We expect to complete the actions under this plan during the first half of 2011.

During 2010, we also recorded acquisition-related restructuring charges of $0.7 million and $1.1 million, respectively, primarily for severance costs for approximately 24 former Euphonix employees and the closure of three Euphonix facilities. Additionally, during 2010, we recorded restructuring charges of $2.1 million related to a 2008 restructuring plan, as discussed below, and a ($0.2) million reduction for revised estimated obligations related to facilities closed under restructuring actions taken prior to 2008.

Also included in our results of operations under the caption “restructuring and other costs, net” for 2010, were costs of $3.7 million related to our exit from our former headquarters lease.

2008 Restructuring Plans

In October 2008, we initiated a company-wide restructuring plan that included a reduction in force of approximately 500 positions, including employees related to our product line divestitures, and the closure of all or parts of some of our worldwide facilities. The restructuring plan was intended to improve operational efficiencies and bring our costs in line with expected revenues. In connection with the plan, during the fourth quarter of 2008, we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory.

During 2009, we recorded restructuring charges of $27.7 million, consisting of charges of $27.9 million related to the plan initiated in 2008 and a reduction of ($0.2) million resulting from revised estimates for amounts recorded under previous restructuring plans. Charges under the plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations. During 2010, we recorded restructuring charges under the plan totaling $2.1 million, consisting of new charges of $0.8 million as a result of the closure of all or part of four additional facilities, charges of $1.7 million for revised estimates of facilities costs, and a reduction of ($0.4) million for revised estimates of severance obligations previously recorded under this plan.

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

Gain on Sales of Assets

In the fourth quarter of 2008, we sold our Softimage 3D animation product line, which was part of our former Professional Video segment, and our PCTV product line, which was part of our former Consumer Video segment. The Softimage 3D animation product line was sold to Autodesk, Inc., and $26.5 million of the $33.5 million dollar purchase price was received in the fourth quarter of 2008, with the remaining balance held in escrow with scheduled distribution dates in 2009 and 2010. During 2008, we recognized a gain of approximately $11.5 million as a result of this transaction, which does not include the proceeds held in escrow. During 2010 and 2009, we recorded further gains of $3.5 million in each year as a result of the release of the funds from escrow in accordance with the terms of the purchase and sale agreement.

The PCTV product line was sold to Hauppauge Digital, Inc. for total proceeds of approximately $4.7 million, which included $2.2 million in cash and a note valued at $2.5 million. During 2008, we recognized a gain of approximately $1.8 million as a result of this transaction. PCTV inventory valued at $7.5 million was classified as held-for-sale within “other current assets” in our consolidated balance sheet at December 31, 2008. Under the terms of the asset purchase agreement, we are reimbursed for the cost of PCTV inventory sold by the buyer. During 2009, the buyer’s sell through of inventory classified as held-for-sale was lower than anticipated, and, as a result, we recorded a loss on the sale of assets of $3.2 million related to our sale of the PCTV product line. During 2010, we recorded a gain on the sale of assets of $0.5 million related to the sale of the remaining inventory classified as held-for-sale.

During 2010, the sale of certain intangible assets for $1.0 million was also recorded as a gain on sales of assets.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010 Income (Expense)	% Change Compared to Previous Year	2009 Income (Expense)	% Change Compared to Previous Year	2008 Income (Expense)
Interest income	$173	(79.6%)	$848	(75.3%)	$3,435
Interest expense	(864)	(4.6%)	(906)	(58.9%)	(570)
Other income (expense), net	301	563.1%	(65)	(191.5%)	71
Total interest and other income (expense), net	$(390)	(217.1%)	$(123)	(104.2%)	$2,936

The change in interest and other income (expense), net for both 2010 and 2009, compared to the previous years, was primarily the result of lower interest rates paid on lower average cash balances. As a result of our revolving credit facilities, we expect our interest expense to increase starting in 2011. The magnitude of the increase will depend on the level of our borrowings.

PROVISION FOR (BENEFIT FROM) INCOME TAXES, NET

Provision for (Benefit from) Income Taxes, Net for the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010 Provision	% Change Compared to Previous Year	2009 Benefit	% Change Compared to Previous Year	2008 Provision
Provision for (benefit from) income taxes, net	$396	124.0%	$(1,652)	(162.0%)	$2,663

The net tax provision of $0.4 million for 2010 reflected a current tax provision of $2.1 million and a deferred tax benefit of $1.7 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and the release of valuation allowance against deferred tax assets. The net tax benefit of $1.7 million for 2009 reflected a current tax benefit of $0.1 million and a deferred tax benefit of $1.6 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and the release of a valuation allowance on a portion of the deferred tax assets in our Canadian entity. The net tax provision of $2.7 million for 2008 reflected a current tax provision of $6.9 million and a deferred tax benefit of $4.2 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets, as well as the write-down of deferred tax liabilities due to goodwill and intangible asset impairments.

Our effective tax rate, which represents our tax provision (benefit) as a percentage of profit or loss before tax, was 1%, (2%) and 1%, respectively, for 2010, 2009 and 2008. Our provision for (benefit from) income taxes and effective tax rate both changed from net benefits in 2009 to net provisions in 2010. These changes were the result of significant favorable discrete tax benefits in 2009 that exceeded the favorable discrete tax benefits in 2010, partially offset by a reduction in tax in 2010 from refinements in the way profit gets allocated among legal entities. The change from a tax provision in 2008 to a tax benefit in 2009 was the result of discrete tax benefits of $2.9 million primarily related to the completion of a foreign tax audit, $2.0 million for cumulative adjustments of prior year provisions to actual tax return filings and $1.0 million from the utilization of unused R&D tax credits, all occurring in 2009. We generally recognize no significant U.S. tax benefit from acquisition-related amortization.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate would have been (9%), (35%) and (14%), respectively, for the years 2010, 2009 and 2008. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible impairment of goodwill expenses, and non-deductible acquisition-related expenses.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures. See Note Q to our Consolidated Financial Statements in Item 8 for further information on our unrecognized tax benefits at December 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances as well as from the proceeds of the issuance of common stock under our employee stock plans. At December 31, 2010 and 2009, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling $42.8 million and $108.9 million, respectively.

On October 1, 2010, Avid Technology, Inc., or Avid Technology, and certain of our subsidiaries entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo. Pursuant to the Credit Agreement, Wells Fargo agreed to provide revolving credit facilities up to a maximum of $40 million in domestic borrowings and up to a maximum of an additional $20 million for our Avid Technology International B.V., or Avid Europe, subsidiary. The borrowing availability under the credit facilities is based on the lesser of (1) the foregoing commitments for Avid Technology and Avid Europe, as applicable, and (2) a borrowing base which is a percentage of accounts receivable and inventory of Avid Technology or that of Avid Europe, as applicable. The actual amounts available to borrow will vary depending upon changes in the level of their respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The borrowing availability is also subject to other reserve requirements which may be established by Wells Fargo as provided in the Credit Agreement. The credit facilities have a maturity of four years, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the payment obligations of Avid Technology and Avid Europe may be accelerated.

Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at our option. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum on an amount equal to (1) the average lending commitments under the credit facilities during the immediately preceding month less (2) the average daily amount of the outstanding borrowings plus the undrawn amount of any outstanding letters of credit under the credit facilities during the immediately preceding month. During the term of the credit facilities, we are entitled to reduce the maximum amounts of Wells Fargo’s commitments, subject to the payment of certain fees based on the amount of any reduction.

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

We expect to borrow against the line from time-to-time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of the business. During the fourth quarter of 2010, our U.S. operations borrowed $5.0 million against the credit facilities to meet certain short-term cash requirements. All amounts borrowed were repaid during the quarter, and at December 31, 2010, we had no outstanding borrowings against the line. At December 31, 2010, we had available borrowings of approximately $36.3 million and $19.6 million under the Avid Technology and Avid Europe credit facilities, respectively. Subsequent to December 31, 2010, the date of these financial statements, our U.S. operations borrowed $8.0 million against the credit facilities to meet short-term cash requirements. None of the amounts borrowed had been repaid as of the filing date of this annual report.

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

The following table summarizes our cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash (used in) provided by operating activities	$(12,671)	$(13,471)	$10,151
Net cash used in investing activities	(34,566)	(19,955)	(1,205)
Net cash (used in) provided by financing activities	(396)	120	(92,443)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,102)	3,031	(3,330)
Net decrease in cash and cash equivalents	$(48,735)	$(30,275)	$(86,827)

Cash Flows from Operating Activities

For the year ended December 31, 2010, net cash used in operating activities primarily reflected changes in working capital items, in particular increases in inventories and accounts receivable, partially offset by an increase in accounts payable. These changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense. For the year ended December 31, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in deferred revenues and accrued liabilities, partially offset by decreases in accounts receivable and inventory. For the year ended December 31, 2008, net cash provided by operating activities primarily reflected our net loss adjusted for depreciation and amortization, goodwill and intangible asset impairment losses, stock-based compensation expense, and the gain on the sale of our Softimage 3D animation and PCTV product lines, as well as changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in accrued expenses.

Accounts receivable increased by $21.5 million to $101.2 million at December 31, 2010 from $79.7 million at December 31, 2009. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 47 days at December 31, 2010, compared to 41 days at December 31, 2009. Our accounts receivable aging at December 31, 2010 has improved slightly from the December 31, 2009 aging, and we believe the DSO of 47 days is the result of the timing of revenue recognition and customer receipts.

Inventories increased by $31.2 million to $108.4 million at December 31, 2010 from $77.2 million at December 31, 2009. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at December 31, 2010 was primarily the result of increased stocking levels to meet increased demand, as well as a buildup of inventory related to new product introductions. During much of 2010, we experienced certain supply chain issues that impacted our ability to meet the demand for certain of our products. At our current inventory levels, we believe we have improved our ability to meet product demand in 2011. At December 31, 2010, compared to December 31, 2009, we reported decreases in raw materials and work in process, offset by an increase in finished goods, related to our increased use of contractors to manufacture our products, components and subassemblies. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable increased by $17.1 million to $47.3 million at December 31, 2010 from $30.2 million at December 31, 2009. This increase in accounts payable is primarily the result of the timing of cash payments to our vendors.

Accrued liabilities increased by $1.2 million to $82.1 million at December 31, 2010 from $80.9 million at December 31, 2009. Our accrued liabilities include obligations incurred in connection with restructuring activities during 2010 and prior periods. At December 31, 2010, we had restructuring accruals of $12.0 million and $6.9 million related to severance and lease obligations, respectively. Our future cash obligations for leases for which we have vacated the underlying facilities total approximately $12.5 million. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $14.4 million during 2010. All payments related to restructuring actions are expected to be funded through working capital. See Note R to our Consolidated Financial Statements in Item 8 for the activity in the restructuring and other costs accrual for 2010.

Cash Flows from Investing Activities

For the year ended December 31, 2010, the net cash flow used in investing activities primarily reflected $28.9 million used for the purchase of property and equipment and $27.0 million paid to acquire Blue Order and Euphonix, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities and the release of escrow holdings totaling $3.5 million related to the 2008 sale of our Softimage 3D animation product line. For the year ended December 31, 2009, the net cash flow used in investing activities primarily reflected $18.7 million used for the purchase of property and equipment, a $10 million facility-related escrow deposit into a long-term asset account and $4.4 million paid for our acquisition of MaxT, partially offset by net proceeds of $8.6 million resulting from the timing of the sale and purchase of marketable securities and the release of escrow holdings totaling $3.5 million also related to the 2008 sale of our Softimage 3D animation product line. The $10 million facility-related escrow deposit in 2009 was related to our leases for new headquarters facilities in Burlington, Massachusetts. For the year ended December 31, 2008, the net cash flow used in investing activities primarily reflected $15.4 million for the purchase of property and equipment and net purchases of $10.1 million resulting from the timing of the sale and purchase of marketable securities, partially offset by proceeds, net of transaction costs, of $26.3 million from the sale of our Softimage 3D animation and PCTV product lines.

Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. The increase in property and equipment purchases in the 2010 period primarily resulted from leasehold improvement, furniture and equipment costs associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010. During 2010, leasehold improvements furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $15.7 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

Cash Flows from Financing Activities

For the year ended December 31, 2010, the net cash flow used in financing activities primarily reflected the issuance costs for our revolving credit facilities and costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans. Also during 2010, our U.S. operations borrowed and repaid $5.0 million against our revolving credit facilities to meet certain short-term cash requirements. For the year ended December 31, 2009, the net cash flow provided by financing activities in 2009 reflected proceeds from the issuance of stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans and $0.5 million used to repurchase stock options during the second quarter of 2009. For the year ended December 31, 2008, the net cash flow used in financing activities was the result of $93.2 million used for a stock repurchase program, slightly offset by proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

During 2007 and 2008, our board of directors approved a stock repurchase program that authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. During 2008, we repurchased 4,254,397 shares of our common stock for a total purchase price, including commissions, of $93.2 million. No shares of our common stock were repurchased under this program in 2009 or 2010. The stock repurchase program is being funded through working capital and has no expiration date and has a remaining balance of $80.3 million authorized for future repurchases.

Fair Value Measurements

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note E to our Condensed Consolidated Financial Statements included in Item 8 of this annual report for disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2010 under existing lease agreements and commitments to purchase inventory (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$107,124	$21,040	$$32,009	$$22,483	$$31,592
Unconditional purchase obligations	76,996	76,996	—	—	—
	$184,120	$98,036	$$32,009	$$22,483	$$31,592

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2010 (in thousands):

	Total(a)	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Transactions with recourse	$996	$996	$—	$—	$—
Unrecognized tax positions and related interest	1,735	—	—	—	—
Stand-by letters of credit	3,653	337	—	750	2,566
	$6,384	$1,333	$—	$750	$2,566

(a)
At December 31, 2010, liability related to unrecognized tax positions and related interest was $1.7 million, and we were unable to reasonably estimate the timing of the liability in individual years due to uncertainties in the timing of the effective settlement of the positions.

Our transactions with recourse are related to lease financing options, which we have historically offered to our customers through a third-party lessor. This program was terminated by mutual agreement among the parties in late 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these financing arrangements, which were generally for three years, we may remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2010, our maximum exposure under these programs was approximately $1.0 million.

We have three letters of credit at a bank that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2010, be eligible to draw against the letters of credit to a maximum of approximately $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2010, we were not in default of any of the underlying leases.

We also have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, at December 31, 2010, of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. At December 31, 2010, we were not in default of this lease.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $47.4 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During 2010, we executed foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and qualify as cash flow hedges under the criteria of FASB ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date, no amounts have been recorded as a result of hedging ineffectiveness.

At December 31, 2010, we did not have foreign currency forward contracts outstanding as a hedge against forecasted euro-denominated sales transactions. For the year ended December 31, 2010, net losses of $1.8 million resulting from such forward contracts were included in our revenues.

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

At December 31, 2010, we had foreign currency forward contracts outstanding with an aggregate notional value of $47.4 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $0.4 million at December 31, 2010. For the year ended December 31, 2010, net gains of $3.2 million resulting from forward contracts and $4.1 million of net transaction and remeasurement losses on the related assets and liabilities were included in our marketing and selling expenses.

As it relates to our use of foreign currency forward contracts, a hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2010, we held $42.8 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	46

Reports of Independent Registered Public Accounting Firm	47

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	49

Consolidated Balance Sheets as of December 31, 2010 and 2009	50

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	51

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	52

Notes to Consolidated Financial Statements	53

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008	F-1

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that as of December 31, 2010 the Company’s internal control over financial reporting is effective based on the criteria set forth by the COSO.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal controls over financial reporting as of December 31, 2010. Please see page 47.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avid Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Avid Technology, Inc. and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the index in Item 15(a) 2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note I to the consolidated financial statements, Avid Technology, Inc. changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2011

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008
Net revenues:
Products	$559,907	$509,215	$714,232
Services	118,615	119,755	130,669
Total net revenues	678,522	628,970	844,901

Cost of revenues:
Products	267,985	243,362	369,186
Services	56,490	59,754	73,888
Amortization of intangible assets	3,299	2,033	7,526
Restructuring costs	—	799	1,876
Total cost of revenues	327,774	305,948	452,476
Gross profit	350,748	323,022	392,425

Operating expenses:
Research and development	120,229	120,989	148,598
Marketing and selling	177,178	173,601	208,735
General and administrative	64,345	61,087	78,591
Amortization of intangible assets	9,743	10,511	12,854
Impairment of goodwill and intangible assets	—	—	129,972
Restructuring and other costs, net	20,450	26,873	25,412
Gain on sales of assets	(5,029)	(155)	(13,287)
Total operating expenses	386,916	392,906	590,875

Operating loss	(36,168)	(69,884)	(198,450)

Interest income	173	848	3,435
Interest expense	(864)	(906)	(570)
Other income (expense), net	301	(65)	71
Loss before income taxes	(36,558)	(70,007)	(195,514)
Provision for (benefit from) income taxes, net	396	(1,652)	2,663
Net loss	$(36,954)	$(68,355)	$(198,177)

Net loss per common share – basic and diluted	$(0.98)	$(1.83)	$(5.28)

Weighted-average common shares outstanding – basic and diluted	37,895	37,293	37,556

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$42,782	$91,517
Marketable securities	—	17,360
Accounts receivable, net of allowances of $17,149 and $16,347 at December 31, 2010 and 2009, respectively	101,171	79,741
Inventories	108,357	77,243
Deferred tax assets, net	1,068	770
Prepaid expenses	7,688	7,789
Other current assets	16,130	22,516
Total current assets	277,196	296,936

Property and equipment, net	62,519	37,217
Intangible assets, net	29,750	29,235
Goodwill	246,997	227,195
Other assets	10,109	20,455
Total assets	$626,571	$611,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,340	$30,230
Accrued compensation and benefits	41,101	25,281
Accrued expenses and other current liabilities	40,986	55,591
Income taxes payable	4,640	3,228
Deferred revenues	40,585	39,107
Total current liabilities	174,652	153,437

Long-term liabilities	25,309	14,483
Total liabilities	199,961	167,920

Commitments and contingencies (Notes M and Q)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 38,175 and 37,486 outstanding at December 31, 2010 and 2009, respectively	423	423
Additional paid-in capital	1,005,198	992,489
Accumulated deficit	(495,254)	(444,661)
Treasury stock at cost, net of reissuances, 4,164 shares and 4,853 shares at December 31, 2010 and 2009, respectively	(91,025)	(112,389)
Accumulated other comprehensive income	7,268	7,256
Total stockholders’ equity	426,610	443,118
Total liabilities and stockholders’ equity	$626,571	$611,038

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2007	42,339	(1,245)	$423	$968,339	($155,722)	($45,823)	$12,566	$779,783

Stock repurchased		(4,254)		(128)		(93,059)		(93,187)
Stock issued pursuant to employee stock plans		292		(1,333)	(11,532)	14,055		1,190
Stock-based compensation				14,074				14,074
Tax benefit associated with stock option exercises and forfeitures				(389)				(389)
Stock recovery for payment of withholding tax		(1)				(25)		(25)
Comprehensive loss:
Net loss					(198,177)			(198,177)
Net change in unrealized gains (losses) on defined benefit plan and marketable securities							(352)	(352)
Translation adjustment							(10,262)	(10,262)
Other comprehensive loss								(10,614)
Comprehensive loss								(208,791)
Balances at December 31, 2008	42,339	(5,208)	423	980,563	(365,431)	(124,852)	1,952	492,655

Stock issued pursuant to employee stock plans		369		(942)	(10,875)	12,635		818
Stock-based compensation				13,394				13,394
Stock option purchase				(526)				(526)
Stock recovery for payment of withholding tax		(14)				(172)		(172)
Comprehensive loss:
Net loss					(68,355)			(68,355)
Net change in unrealized gains (losses) on defined benefit plan and marketable securities							31	31
Translation adjustment							5,273	5,273
Other comprehensive income								5,304
Comprehensive loss								(63,051)
Balances at December 31, 2009	42,339	(4,853)	423	992,489	(444,661)	(112,389)	7,256	443,118

Stock issued pursuant to employee stock plans		370		(1,212)	(8,807)	10,872		853
Stock-based compensation				13,921				13,921
Issuance of common stock in connection with acquisitions		327			(4,832)	10,608		5,776
Stock recovery for payment of withholding tax		(8)				(116)		(116)
Comprehensive loss:
Net loss					(36,954)			(36,954)
Net change in unrealized gains (losses) on defined benefit plan and marketable securities							(85)	(85)
Translation adjustment							97	97
Other comprehensive income								12
Comprehensive loss								(36,942)
Balances at December 31, 2010	42,339	(4,164)	$423	$1,005,198	($495,254)	($91,025)	$7,268	$426,610

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(36,954)	$(68,355)	$(198,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,551	32,130	42,842
Provision for doubtful accounts	194	1,930	2,583
Impairment of goodwill and intangible assets	—	—	129,972
Non-cash provision for restructuring	417	3,140	1,893
Gain on sales of assets	(5,029)	(155)	(13,287)
(Gain) loss on disposal of fixed assets	(78)	43	17
Compensation expense from stock grants and options	13,921	13,394	13,941
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,160)	(1,634)	(4,173)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(17,847)	24,771	23,992
Inventories	(27,672)	17,766	11,539
Prepaid expenses and other current assets	8,842	8,980	(64)
Accounts payable	15,941	739	(5,445)
Accrued expenses, compensation and benefits and other liabilities	718	(13,517)	15,069
Income taxes payable	1,669	(6,330)	(1,709)
Deferred revenues	816	(26,373)	(8,842)
Net cash used in operating activities	(12,671)	(13,471)	10,151

Cash flows from investing activities:
Purchases of property and equipment	(28,892)	(18,689)	(15,436)
Payments for other long-term assets	(523)	(11,432)	(2,024)
Payments for business acquisitions, net of cash acquired	(27,008)	(4,413)	—
Proceeds from sales of assets, net	4,502	3,502	26,307
Proceeds from notes receivable	—	2,500	—
Purchases of marketable securities	(2,250)	(55,741)	(56,907)
Proceeds from sales of marketable securities	19,605	64,318	46,855
Net cash used in investing activities	(34,566)	(19,955)	(1,205)

Cash flows from financing activities:
Payments related to stock option purchase	—	(526)	—
Purchases of common stock for treasury	—	—	(93,187)
Proceeds from issuance of common stock under employee stock plans, net	736	646	1,133
Proceeds from revolving credit facilities	5,000	—	—
Payments on revolving credit facilities	(5,000)	—	—
Payments for credit facility issuance costs	(1,132)	—	—
Tax deficiencies from stock option exercises	—	—	(389)
Net cash (used in) provided by financing activities	(396)	120	(92,443)

Effect of exchange rate changes on cash and cash equivalents	(1,102)	3,031	(3,330)
Net decrease in cash and cash equivalents	(48,735)	(30,275)	(86,827)
Cash and cash equivalents at beginning of period	91,517	121,792	208,619
Cash and cash equivalents at end of period	$42,782	$91,517	$121,792

See Notes H, I, Q and V for supplemental disclosures.

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

During 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation. See Note G for the presentation of the inventory classifications at December 31, 2010 and 2009.

In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2010 the Company had only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 and 2008 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results. See Note S for the Company’s reporting based on one reportable segment for the years ended December 31, 2010, 2009 and 2008.

The Company evaluated subsequent events to determine if any event since December 31, 2010, the date of these financial statements, required disclosure in these statements. The evaluation determined that the Company’s borrowings under its credit facilities subsequent to the date of these financial statements should be disclosed (see Note U). The Company further determined that no other recognized or unrecognized subsequent events required recognition or disclosure.

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

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in the euro, pound sterling, Japanese yen, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar and Korean won. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

The U.S. parent company and various other wholly owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies that are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Such loan balances are not expected to be settled in the foreseeable future. Any gains and losses relating to these loans are included in the cumulative translation adjustment account in the balance sheet.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper, money market investments and certificates of deposit. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities have historically consisted of certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations. See Note C for costs (amortized costs of debt instruments) and fair values of the Company’s available-for-sale securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash investments, foreign currency forward contracts and trade receivables. The Company may place its excess cash in marketable investment grade securities and uses foreign currency forward contracts to manage certain of its short-term exposures to fluctuations in foreign currency exchange rates. The Company places its cash, cash equivalents, investments and foreign currency forward contracts with financial institutions with high credit standing, and, generally, there are no significant concentrations in any one issuer of debt securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for more than 10% of the Company’s net accounts receivable at December 31, 2010 or 2009. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations.

Foreign Currency Risk

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income, cash flow and financial position. The Company uses derivatives in the form of foreign currency forward contracts to manage its short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of its ongoing international business operations. The Company does not enter into any derivative instruments for trading or speculative purposes.

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks and may apply hedge accounting to certain of the contracts as required by ASC Topic 815 (see Note D).

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

Business Combinations

FASB ASC Topic 805 establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. It also requires the acquirer to recognize direct acquisition costs as an expense in the statement of operations and to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

When the Company acquires a new business, the purchase price is allocated to the acquired assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process. The valuation of purchased intangible assets is based on estimates of the future performance and cash flows from the acquired business. The use of different assumptions could materially impact the purchase price allocation and the Company’s financial position and results of operations.

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of customer relationships, developed technology, trade names and non-compete agreements, resulted from the Company’s acquisitions (see Notes I and K). These assets were accounted for under the purchase method. The Company also evaluates acquired in-process research and development (“IPR&D”) projects as of the date of acquisition and estimates their fair value. No amounts have been recorded for IPR&D intangible assets as a result of the Company’s recent acquisitions.

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

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company assesses goodwill for impairment during the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with FASB ASC Subtopic 350-20, Intangibles – Goodwill and Others – Goodwill, the goodwill impairment analysis compares the fair value of the Company’s one reporting unit to its carrying value, including goodwill. The Company generally uses a discounted cash flow valuation model, reconciled to quoted market prices adjusted for a control premium, to determine the fair values of its reporting unit. The discounted cash flow valuation model focuses on estimates of future revenues and profits for the Company’s one reporting unit and also assumes a terminal value for the unit using a constant growth valuation formula. These amounts are estimated by evaluating historical trends, current budgets, operating plans and industry data. The model also includes assumptions for, among others, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The Company also considers the reconciliation of the Company’s market capitalization to the fair value of its single reporting unit. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the goodwill and its implied fair value is recorded.

Assets Held-for-Sale and Gain on Sales of Assets

Assets and liabilities of a business are classified as held-for-sale when the Company approves and commits to a formal plan of sale and it is probable that the sale will be completed. Depreciation and amortization expense associated with assets held-for-sale is ceased at that time.

When the Company measures the gain (loss) on sale of a disposal group that is part of the Company’s single reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business, under the guidance of ASC Topic 805, Business Combinations. If the disposal group is considered a business, the Company allocates the goodwill of the reporting unit based on the relative fair values of the disposal group and the portion of the reporting unit remaining.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenues from sales of software and software-related products upon receipt of a signed purchase order or contract and product shipment to distributors or end users, provided that collection is reasonably assured, the fee is fixed or determinable and all other revenue recognition criteria of ASC Subtopic 985-605, Software – Revenue Recognition, are met. The Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists. In addition, for certain transactions where the Company's services are non-routine or essential to the delivered products, the Company records revenues upon satisfying the criteria of ASC Subtopic 985-605 and obtaining customer acceptance. For certain audio products, software is incidental to the delivered products and services. For these products, the Company records revenues based on satisfying the criteria in ASC Subtopic 605-25, Revenue Recognition – Multiple Element Arrangements, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In connection with many of the Company’s product sale transactions, customers may purchase a maintenance and support agreement. The Company generally recognizes revenues from maintenance contracts on a ratable basis over their term and from training, installation and other services as the services are performed.

The Company generally uses the residual method to recognize revenues when an order includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, assuming all other separation criteria are met, the fair values of the undelivered elements, typically professional services, maintenance or both, are deferred and the remaining portion of the total arrangement fee is recognized as revenues related to the delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Fair value is typically based on the price charged when the same element is sold separately to customers. However, for certain transactions, fair value of maintenance is based on the renewal price that is offered as a contractual right to the customer, provided that such renewal price is substantive. The Company’s current pricing practices are influenced primarily by product type, purchase volume, term and customer location. Management reviews services revenues sold separately and corresponding renewal rates on a periodic basis and updates, when appropriate, the fair value for services used for revenue recognition purposes to ensure that it reflects the Company’s recent pricing experience.

In most cases, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, requires minimal effort and does not have to be performed by the Company. However, certain transactions for video products, typically those orders that include a significant number of products and may involve multiple customer sites, require that the Company perform an installation effort that is deemed to be non-routine and complex. In these situations, the Company does not recognize revenues for either the products shipped or the services performed until the installation is complete. In addition, if such orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received.

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

A significant portion of the Company’s revenues are derived from indirect sales channels, including authorized resellers and distributors. Resellers and distributors are generally not granted rights to return products to the Company after purchase, and actual product returns from them have been insignificant to date. However, certain channel partners are offered limited rights of return, stock rotation and price protection. In accordance with ASC Subtopic 605-15, Revenue Recognition – Products, the Company records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making such estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates. To date actual returns and other allowances have not differed materially from management's estimates.

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

The Company from time to time offers rebates on purchases of certain products or rebates based on purchasing volume that are accounted for as reductions to revenues upon shipment of related products or expected achievement of purchasing volumes. In accordance with ASC Subtopic 605-50, Revenue Recognition – Customer Payments and Incentives, consideration given to customers or resellers under a rebate program is recorded as a reduction to revenues because the Company does not receive an identifiable benefit that is sufficiently separable from the sale of the Company’s products.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition (the “Updates”). ”). ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends Subtopic 985-605 to exclude sales of tangible products that contain both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for Avid. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company will adopt the Updates prospectively on January 1, 2011 and does not believe that adoption will have a material impact on the Company’s financial position or results of operations.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2010, 2009 and 2008 were $3.5 million, $6.3 million and $10.0 million, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized in accordance with ASC Subtopic 985-20, Software – Costs of Software to be Sold, Leased or Marketed. Internally developed software costs capitalized during the years ended December 31, 2010, 2009 or 2008 were not material. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. Capitalized software development costs amortized to cost of product revenues were $1.0 million, $1.4 million and $1.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors. Unamortized capitalized software development costs were $1.6 million and $1.5 million at December 31, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes. ASC Topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC Topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance and market conditions (see Note O).

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

Accumulated other comprehensive income consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Cumulative translation adjustments	$7,717	$7,620
Net unrealized losses on defined benefit plan and marketable securities	(449)	(364)
Accumulated other comprehensive income	$7,268	$7,256

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans, which are described more fully in Note O, allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation cost based on the fair value estimated in accordance with ASC Topic 718, Compensation – Stock Compensation, over the requisite service periods for the individual awards, which generally equals the vesting period. The vesting of stock-based award grants may be based on time, performance, market conditions or a combination of performance and market conditions.

The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant. As permitted under ASC Topic 718, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company’s common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options, which is consistent with the requirements of ASC Topic 718. The Company believes that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with time-based vesting granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.77%	1.94%	2.49%
Expected volatility	45.9%	55.6%	41.0%
Expected life (in years)	4.54	4.58	4.47
Weighted-average fair value of options granted (per share)	$5.58	$6.12	$7.95

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company’s stock price, or a combination of performance, generally the Company’s return on equity, and market conditions. The compensation costs and derived service periods for such grants are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. For restricted stock unit awards with vesting based on a combination of performance and market conditions, the compensation costs are also estimated based on the intrinsic values of the awards at the date of grant factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are also recorded based on the higher estimate for each vesting tranche. For each stock option grant and restricted stock award with vesting based on a combination of performance and market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

The following table sets forth the weighted-average key assumptions and fair value results for stock options with vesting based on market conditions or a combination of performance and market conditions granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.86%	3.25%	3.53%
Expected volatility	46.0%	54.3%	40.3%
Expected life (in years)	3.51	3.79	4.33
Weighted-average fair value of options granted (per share)	$4.44	$5.41	$6.44

The following table sets forth the weighted-average key assumptions and fair value results for restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the years ended December 31, 2010 and 2008. No restricted stock units with vesting based on market conditions or a combination of performance and market conditions were granted during the year ended December 31, 2009.

	2010	2008
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.09%	3.29%
Expected volatility	46.7%	39.0%
Expected life (in years)	4.49	4.17
Weighted-average fair value of awards granted	$10.71	$18.61

During 2010, the Company modified the vesting terms of certain outstanding stock options that had vesting based on market conditions. The modifications, which affected 16 employees, provide that the vesting of the underlying shares can also occur based on the achievement of certain additional performance-based criteria and resulted in a total incremental compensation charge of $0.9 million, which is being recognized over the remaining derived service period of the stock options. The incremental compensation costs for the option modifications were based on the excess fair values of the modified options immediately after the modification, which were estimated using the Black Scholes valuation method factored for the estimated probability of achieving the performance goals, compared to the fair values immediately before the modification estimated using the Monte Carlo valuation method.

The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2010 and 2009, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2010, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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

C.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and Cash Equivalents

The Company held no available for sale securities classified as cash equivalents at December 31, 2010.

The costs (amortized costs of debt instruments) and fair values of the Company’s available for sale securities classified as cash equivalents at December 31, 2009 were as follows (in thousands):

	Costs	Net Unrealized Losses	Fair Values
Money market	$10,977	$—	$10,977
Certificates of deposit	750	—	750
Commercial paper	1,500	(1)	1,499
	$13,227	$(1)	$13,226

Marketable Securities

The Company held no marketable securities at December 31, 2010.

The costs (amortized cost of debt instruments) and fair values of marketable securities at December 31, 2009 were as follows (in thousands):

	Costs	Net Unrealized Gains (Losses)	Fair Values
Certificates of deposit	$3,400	$1	$3,401
Commercial paper	1,000	(1)	999
Municipal bonds	7,465	1	7,466
Corporate bonds	1,256	3	1,259
Foreign bonds	2,477	—	2,477
Asset-backed securities	6	—	6
Agency bonds	1,001	1	1,002
Agency discount notes	750	—	750
	$17,355	$5	$17,360

Realized gains and losses from the sale of marketable securities were not material for the years ended December 31, 2010, 2009 and 2008.

D.	FOREIGN CURRENCY FORWARD CONTRACTS

During 2010, the Company began to use foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and qualify as cash flow hedges under the criteria of ASC Topic 815. Changes in the fair value of the effective portion of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date no amounts have been recorded as a result of hedging ineffectiveness.

At December 31, 2010, the Company did not hold any foreign currency forward contracts as hedges against forecasted foreign-currency-denominated sales transactions.

The following tables set forth the effect of the Company’s foreign currency forward contracts designated as hedging instruments on the Company’s statements of operations during the year ended December 31, 2010 (in thousands):

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Revenues (Effective Portion)
Foreign currency forward contracts	($1,761)

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of ASC Topic 815 to be treated as hedges for accounting purposes. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company’s customers and cash payments expected to be made to the Company’s vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At December 31, 2010 and 2009, the Company had foreign currency forward contracts outstanding with notional values of $47.4 million and $46.2 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at December 31, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at December 31, 2009
Financial assets:
Foreign currency forward contracts	Other current assets	$389	$1,162

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1	$546

The following table sets forth the net foreign exchange gains and losses recorded as marketing and selling expenses in the Company’s statements of operations during the years ended December 31, 2010, 2009 and 2008 that resulted from the Company’s foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	2010	2009	2008
Foreign currency forward contracts	($880)	$1,416	($984)

See Note E for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

E.	FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosure, establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign-currency forward contracts. All of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy at December 31, 2010 and 2009. Instruments valued using quoted market prices in active markets and classified as Level 1 are primarily money market securities and deferred compensation investments. Instruments valued based on other observable inputs and classified as Level 2 include commercial paper; certificates of deposit; asset-backed obligations; discount notes; foreign currency contracts; corporate, municipal, agency and foreign bonds; and benefit-related contracts.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Benefit plan and deferred compensation assets	$1,795	$998	$797	$—
Foreign currency forward contracts	389	—	389	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$4,226	$998	$3,228	$—
Foreign currency forward contracts	1	—	1	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale securities (a)	$30,586	$10,977	$19,609	$—
Benefit plan and deferred compensation assets	1,292	808	484	—
Foreign currency forward contracts	1,162	—	1,162	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$1,656	$808	$848	$—
Foreign currency forward contracts	546		546	—

(a)
At December 31, 2009, available for sale securities valued using quoted market prices in active markets and classified as Level 1 were primarily money market securities. Available for sale securities valued using other observable inputs and classified as Level 2 include commercial paper; certificates of deposit; asset-backed obligations; discount notes; and corporate, municipal, agency and foreign bonds.

The Company uses the following valuation techniques to determine fair values of its available for sale securities.

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

Foreign currency forward contracts are measured at fair value on a recurring basis based on the changes in fair value of the foreign currency forward contracts. See Note D for information on the Company’s foreign currency forward contracts.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements Using
	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,718	$—	$4,718	$—	$4,718

		Fair Value Measurements Using
	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Assets:
Assets held-for-sale	$408	$—	$408	$—	$3,198

Liabilities:
Facilities-related restructuring accruals	$11,446	$—	$11,446	$—	$11,446

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

•
Assets Held-for-Sale:  A disposal group classified as held-for-sale is measured at the lower of its carrying amount or fair value less the cost to sell. The Company estimates the fair value of assets held-for-sale at the lower of cost or the average selling price in available markets. The assets held-for-sale at December 31, 2009 were related to the Company’s sale of the PCTV product line in 2008.

•
Facilities-Related Restructuring Accruals:  During the years ended December 31, 2010 and 2009, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements.

F.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Accounts receivable	$118,320	$96,088
Less:
Allowance for doubtful accounts	(3,051)	(3,219)
Allowance for sales returns and rebates	(14,098)	(13,128)
	$101,171	$79,741

The accounts receivable balances at December 31, 2010 and 2009, exclude approximately $16.1 million and $17.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

G.	INVENTORIES

Inventories consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Raw materials	$12,147	$14,592
Work in process	411	2,559
Finished goods	95,799	60,092
	$108,357	$77,243

At December 31, 2010 and 2009, the finished goods inventory included inventory at customer locations of $12.5 million and $10.6 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

During 2010, the Company determined it was appropriate to revise the way it classifies certain portions of its inventory. As a result, approximately $3.1 million of inventory previously reported as work in process at December 31, 2009 has been included as finished goods inventory for the current presentation.

The decrease in raw materials and work in process at December 31, 2010, which was offset by an increase in finished goods, was related to the Company’s increased use of contractors to manufacture our products, components and subassemblies.

H.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	Depreciable Life	2010	2009
Computer and video equipment and software	2 to 5 years	$125,690	$115,248
Manufacturing tooling and testbeds	3 to 5 years	6,234	6,428
Office equipment	3 to 5 years	2,158	3,404
Furniture and fixtures	3 to 8 years	12,745	10,378
Leasehold improvements	1 to 10 years	39,629	31,777
		186,456	167,235
Less accumulated depreciation and amortization		123,937	130,018
		$62,519	$37,217

During 2010, leasehold improvements, furniture and equipment related to the relocation of the Company’s corporate offices to Burlington, Massachusetts were placed in service and resulted in fixed asset additions of approximately $31.7 million, including a non-cash addition of $6.0 million resulting from landlord leasehold improvement funding. During the same period, the Company wrote off fixed assets related to the closure of the Company’s former headquarters facility with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively.

The Company wrote off fixed assets with gross values of $26.0 million, $2.2 million and $27.6 million in 2010, 2009 and 2008, respectively. Depreciation and amortization expense related to property and equipment was $19.4 million, $18.2 million and $20.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

I.	ACQUISITIONS

On January 1, 2009, the Company adopted ASC topic 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations), which made significant changes to the accounting and reporting standards for business acquisitions. ASC topic 805 establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. It also requires the acquirer to recognize direct acquisition costs as an expense in the statement of operations and to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Additionally, ASC topic 805 provides guidance for, among other things, the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. The Company applied the accounting provisions of ASC topic 805 to acquisitions completed during 2009 and 2010, and the impact of adoption of ASC topic 805 is reflected in the Company’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

Euphonix, Inc.

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for cash, net of cash acquired, of $10.9 million and 327,439 shares of the Company’s common stock valued at $5.8 million. A preliminary allocation performed from the date of acquisition through December 31, 2010 allocated the purchase price as follows (in thousands):

Tangible assets acquired, net	$1,832
Identifiable intangible assets:
Developed technology	2,200
Customer relationships	1,700
Trademarks and trade name	700
Non-compete agreement	200
Goodwill	10,525
Deferred tax liabilities, net	(460)
Total assets acquired	$16,697

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

The values of the customer relationships, trademarks and trade names and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of four years, two years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.2 years. Amortization expense for Euphonix identifiable intangible assets totaled $1.1 million for the year ended December 31, 2010.

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

Blue Order Solutions AG

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”), a Germany-based developer and provider of workflow and media asset management solutions, for cash, net of cash acquired, of $16.1 million. A preliminary allocation of the purchase price performed from the date of acquisition through December 31, 2010 allocated the purchase price as follows (in thousands):

Tangible liabilities assumed, net	$(2,480)
Identifiable intangible assets:
Core technology	4,597
Customer relationships	3,160
Non-compete agreements	1,293
Trademarks and trade name	287
Goodwill	9,816
Deferred tax liabilities, net	(586)
Total assets acquired	$16,087

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

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of four years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.6 years. Amortization expense for Blue Order identifiable intangible assets totaled $2.4 million for the year ended December 31, 2010.

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

J.	DIVESTITURES

In November 2008, the Company sold its Softimage 3D animation product line, which was part of its former Professional Video segment, to Autodesk, Inc. The Company received $26.5 million of the $33.5 million dollar purchase price in the fourth quarter of 2008, with the remaining balance to be held in escrow with scheduled distribution dates in 2009 and 2010. Goodwill of $15.8 million and amortizing intangible assets of $0.2 million were included in the assets sold as part of this divestiture. In 2008, the Company recognized a gain of approximately $11.5 million as a result of this transaction, which did not include the proceeds held in escrow. In 2009 and 2010, the Company recorded further gains of $3.5 million in each year as a result of the release of funds from escrow.

In accordance with ASC Topic 805, Business Combinations, the Company determined that the Softimage 3D animation product line constituted a business, and, therefore, the gain on sale of this business included an allocation of $15.8 million of goodwill from the former Professional Video reporting unit. Even though the Softimage 3D animation product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the Softimage 3D animation product line did not have operations or cash flows that were clearly distinguishable and largely independent from the rest of the former Professional Video reporting unit.

In December 2008, the Company sold its PCTV product line, which was part of its former Consumer Video segment, to Hauppauge Digital, Inc. for total proceeds of approximately $4.7 million comprised of $2.2 million in cash and a note valued at $2.5 million. The note was fully paid in 2009. Amortizing intangible assets with a value of $1.6 million were included in the assets sold as part of this divestiture. In 2008, the Company recognized a gain of approximately $1.8 million as a result of this transaction. In accordance with ASC Topic 805, the Company determined that the divested PCTV product line assets would not be able to continue as a normal, self-sustaining operation and, therefore, did not constitute a business and also should not be reported as a discontinued operation.

At the time of the divestiture, PCTV inventory valued at $7.5 million was classified as held-for-sale by the Company in accordance with ASC Section 360-10-45, Property, Plant and Equipment – Overall – Other Presentation Matters, and included in “other current assets” in the Company’s consolidated balance sheet.  As a condition of the sale, the buyer was required to reimburse the Company for any PCTV inventory sold by the buyer. During 2009, the Company recorded a loss on the sale of assets of $3.2 million related to the Company’s sale of the PCTV product line as a result of the write-down of PCTV inventory classified as held-for-sale. At December 31, 2009, the Company had inventory classified as held-for-sale of $0.4 million that was included in “other current assets” in the Company’s consolidated balance sheets. During 2010, this remaining inventory was sold and the Company recorded a gain on the sale of assets of $0.5 million.

K.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Goodwill acquired	$418,897	$399,095	$397,275
Accumulated impairment losses	(171,900)	(171,900)	(171,900)
Goodwill	$246,997	$227,195	$225,375

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2008	$225,375
MaxT acquisition purchase accounting allocation	1,919
Foreign exchange and other adjustments	(99)
Goodwill balance at December 31, 2009	227,195
Blue Order acquisition purchase accounting allocation	9,816
Euphonix acquisition purchase accounting allocation	10,525
Foreign exchange and other adjustments	(539)
Goodwill balance at December 31, 2010	$246,997

As described in Note B, the Company performs its annual goodwill impairment analysis in the fourth quarter of each year. In accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Others – Goodwill, a two step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists. To estimate the fair value of its reporting unit for step one, the Company utilizes a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, includes assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, income tax rates, expected tax benefits and long term discount rates, all of which require significant judgments by management. The market approach considers the reconciliation of the Company’s market capitalization to the total fair value of its reporting unit. The Company’s annual goodwill analysis performed in the fourth quarter of 2010 indicated there was no goodwill impairment at December 31, 2010.

In the fourth quarter of 2008, due to the significant decline in the Company’s stock price, increased uncertainty of future revenue levels due to unfavorable macroeconomic conditions and the divestiture of the PCTV product line, the Company’s step one testing determined that the carrying values of the former Audio and former Consumer Video reporting units exceeded their fair values, indicating possible goodwill impairments for these reporting units. No impairment was indicated for the former Professional Video reporting unit. As required, the Company initiated step two of the goodwill impairment test for the former Audio and former Consumer Video reporting units. The fair values of these reporting units were then allocated among their respective tangible and intangible assets and liabilities to determine the implied fair value of each reporting unit’s goodwill. The fair values of the intangible assets were estimated using various valuation models based on different approaches, including the multi-period excess cash flows approach, royalty savings approach and avoided-cost approach. These approaches include assumptions for, among others, customer retention rates, trademark royalty rates, costs to complete in-process technology and long-term discount rates, all of which require significant judgments by management. Because the book values of the former Audio and former Consumer Video reporting units’ goodwill exceeded the implied fair values by approximately $64.3 million and $8.0 million, respectively, the Company recorded these amounts as impairment losses during the quarter ended December 31, 2008.

In September 2008, as a result of a decrease in market value for, and the expected sale of, the Company’s PCTV product line, which had historically accounted for a significant portion of the former Consumer Video segment revenues, the Company tested the goodwill assigned to its former Consumer Video reporting unit for impairment. An estimate of the fair value of the former Consumer Video reporting unit was calculated using a discounted cash flow valuation model similar to that used in valuing the 2005 acquisition of Pinnacle and updated for then-current revenue projections. The fair value was then allocated among the Consumer Video tangible and intangible assets and liabilities to determine the implied fair value of goodwill. Because the book value of Consumer Video goodwill exceeded the implied fair value by $46.6 million, the Company recorded this amount as an impairment loss during the quarter ended September 30, 2008.

Amortizing Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company’s acquisitions consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010			2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents (a)	$74,820	$(68,026)	$6,794	$68,186	$(64,609)	$3,577
Customer relationships (a)	68,330	(47,344)	20,986	63,653	(40,221)	23,432
Trade names (a)	14,772	(13,737)	1,035	13,800	(11,668)	2,132
License agreements	560	(560)	—	560	(560)	—
Non-compete covenants (a)	1,576	(641)	935	162	(68)	94
	$160,058	$(130,308)	$29,750	$146,361	$(117,126)	$29,235

(a)
The December 31, 2010 gross amounts include the additions of $9.3 million for intangible assets related to the January 2010 acquisition of Blue Order and $4.8 million for intangible assets related to the April 2010 acquisition of Euphonix, partially offset by foreign currency translation adjustments of approximately $0.4 million. See Note I for further information regarding the identifiable intangible assets acquired from Blue Order and Euphonix.

Amortization expense related to all intangible assets in the aggregate was $13.0 million, $12.5 million and $20.4 million, respectively, for the years ended December 31, 2010, 2009 and 2008. The Company expects amortization of these intangible assets to be approximately $11 million in 2011, $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $2 million thereafter.

In connection with the goodwill impairment loss taken for the former Audio and former Consumer Video reporting units in the fourth quarter of 2008, the Company reviewed the Audio and Consumer Video identifiable intangible assets for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (now ASC Section 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement). This analysis included grouping the intangible assets with other operating assets and liabilities in the former Consumer Video reporting unit that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The Audio analysis determined that the undiscounted cash flows of the long-lived assets were greater than their carrying value, indicating no impairment existed. The Consumer Video analysis determined that the undiscounted cash flows of that reporting unit’s net asset groups were less than the carrying value, indicating that a possible impairment loss had occurred. The current fair values of the identifiable intangible assets were then determined using the income approach based on revised cash flows discounted to present value. As a result of this analysis, it was determined that the Consumer Video customer relationships and trade name intangible assets were impaired, and the Company recorded impairment losses of $5.6 million and $0.8 million, respectively.

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

L.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Long-term deferred tax liabilities, net	$2,154	$2,519
Long-term deferred revenue	8,923	7,296
Long-term deferred rent	11,094	1,974
Long-term accrued restructuring	3,138	2,694
	$25,309	$14,483

M.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2010 were as follows (in thousands):

Year
2011	$21,040
2012	16,642
2013	15,367
2014	13,373
2015	9,110
Thereafter	31,592
Total	$107,124

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2017 and represent an aggregate obligation of $12.5 million through 2017. The Company does not currently have sublease income related to portions of the restructured space. The Company has restructuring accruals of $6.9 million at December 31, 2010, which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations (see Note R).

The Company's leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five year periods. The Company has some leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of approximately $0.6 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total rent expense under operating leases, net of operating subleases, was approximately $19.2 million, $19.2 million and $22.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total rent received from the Company’s operating subleases was approximately $1.1 million, $1.8 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has three letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2010, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2010, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at December 31, 2010, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At December 31, 2010, the Company was not in default of this lease.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2010, the Company had entered into non-cancelable purchase commitments for certain inventory components used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and in the aggregate total approximately $77.0 million.

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

Transactions with Recourse

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2010 and 2009, the Company’s maximum recourse exposure totaled approximately $1.0 million and $2.5 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under recourse lease programs based on these historical default rates applied to the funded amount outstanding at period end. At December 31, 2010 and 2009, the Company’s accruals for estimated losses were $0.5 million and $1.3 million, respectively.

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

Opengate SpA, (“Opengate”) an entity in liquidation, represented by the Trustee in Bankruptcy Dr. Marco Fiorentini, brought a claim against the Company’s subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy is seeking to recover €2,700,000 in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. The initial Writ of Summons, dated in September 2009, was never received by the Company and was declared improperly served at a May 2010 hearing on the matter, which the Company did not attend. The Writ was later received by the Company in September 2010. A hearing is scheduled to be held in this matter on May 6, 2011, at which Pinnacle GmbH intends to submit its defense. Because the Company cannot predict the outcome of this action at this time, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

The Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN$1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheet at December 31, 2010. Because the company cannot predict the outcome of the litigation at this time, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

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

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2010 and 2009 (in thousands):

Accrual balance at December 31, 2008	$5,193
Accruals for product warranties	5,694
Cost of warranty claims	(6,433)
Accrual balance at December 31, 2009	4,454
Acquired product warranty	339
Accruals for product warranties	5,046
Cost of warranty claims	(5,347)
Accrual balance at December 31, 2010	$4,492

N.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company's board of directors.

Common Stock Repurchases

A stock repurchase program was approved by the Company’s board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. During 2007, the Company repurchased 809,236 shares of the Company’s common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company’s common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the 2008, including commissions, was $21.90. At December 31, 2010, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is being funded through working capital and has no expiration date.

Under some of the Company's equity compensation plans, employees have the option or may be required to satisfy any withholding tax obligations by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2010, 2009 and 2008, the Company received approximately 7,929 shares, 14,447 shares and 1,373 shares, respectively, of its common stock in exchange for $116,000, $172,000 and $25,000, respectively, of employee withholding liabilities paid by the Company.

O.	STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 4,224,067 at December 31, 2010, including 893,862 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the year ended December 31, 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	4,290,422	$21.80
Granted (a)	1,678,010	$13.90
Exercised	(69,672)	$12.32
Forfeited or canceled	(656,862)	$18.94
Options outstanding at December 31, 2010 (b)	5,241,898	$19.76	5.19	$11,325
Options vested at December 31, 2010 or expected to vest	4,540,171	$20.02	5.19	$9,714
Options exercisable at December 31, 2010	1,424,882	$25.93	4.55	$1,971

(a)	Options granted during the year ended December 31, 2010 included 192,395 options that had vesting based on either market conditions or a combination of performance and market conditions.
(b)	Options outstanding at December 31, 2010 included 1,734,155 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $0.2 million and $0.8 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 was approximately $0.9 million, $0.5 million and $1.2 million, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2010, 2009 or 2008 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the year ended December 31, 2010 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	643,355	$25.14
Granted (a)	288,000	$11.08
Vested	(281,296)	$25.30
Forfeited	(76,795)	$23.99
Non-vested at December 31, 2010	573,264	$18.15	1.71	$10,003
Expected to vest	483,760	$19.08	1.52	$8,442

(a)	Restricted stock units granted during the 2010 included 238,500 units that had vesting based on either market conditions or a combination of performance and market conditions.
(b)	Non-vested restricted stock units at December 31, 2010 included 243,300 units that had vesting based on either market conditions or a combination of performance and market conditions.

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2009 and 2008 was $12.20 and $22.96, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009, and 2008, was $3.8 million, $2.8 million, and $4.3 million, respectively.

Information with respect to non-vested restricted stock for the year ended December 31, 2010 is as follows:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2009	50,000	$25.41
Granted	—	—
Vested	(25,000)	$25.41
Forfeited	—	—
Non-vested at December 31, 2010	25,000	$25.41	0.97	$436

There were no grants of restricted stock during the years ended December 31, 2009 and 2008. The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008, was $0.4 million, $0.6 million, and $0.1 million, respectively.

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

Employee Stock Purchase Plan

On February 27, 2008, the Company’s board of directors approved the Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (as amended, the “ESPP”). The amended plan became effective May 1, 2008, the first day of the next offering period under the plan, and offers shares for purchase at a price equal to 85% of the closing price on the applicable offering termination date. Shares issued under the ESPP are considered compensatory under ASC subtopic 718-50, Compensation – Stock Compensation – Employee Share Purchase Plans. Accordingly, the Company was required to assign fair value to, and record compensation expense for, shares issued from the ESPP starting May 1, 2008. Prior to May 1, 2008, shares were authorized for issuance at a price equal to 95% of the closing price on the applicable offering termination date, and shares offered under this arrangement were considered noncompensatory.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the years ended December 31, 2010 and 2009 and the eight months ended December 31, 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Eight Months Ended December 31, 2008
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.18%	1.40%	2.21%
Expected volatility	45.1%	54.4%	45.1%
Expected life (in years)	0.24	0.25	0.25
Weighted-average fair value of shares issued (per share)	$2.14	$1.94	$3.11

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Shares issued under the ESPP	107,748	129,949	76,044
Average price of shares issued	$11.17	$9.70	$17.41

A total of 736,726 shares remained available for issuance under the ESPP at December 31, 2010.

Stock-Based Compensation Expense

Stock-based compensation expense of $13.9 million, $13.4 million and $14.2 million was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	2010	2009	2008
Cost of products revenues	$724	$859	$616
Cost of services revenues	1,054	1,154	539
Research and development expenses	2,227	2,454	2,820
Marketing and selling expenses	4,109	3,596	4,005
General and administrative expenses	5,807	5,331	6,221
	$13,921	$13,394	$14,201

At December 31, 2010, there was approximately $22 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized as follows:  $12 million in 2011, $6 million in 2012, $3 million in 2013 and $1 million in 2014. The weighted-average recognition period of the total unrecognized compensation cost is 1.22 years.

P.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company's board of directors, make discretionary contributions to the plan. The Company’s contribution to the plan, which was suspended for much of 2009, is generally 50% of up to the first 6% of an employee’s salary contributed to the plan by the employee. The Company’s contributions to the plan totaled $2.8 million, $1.3 million and $3.5 million in 2010, 2009 and 2008, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans, which were suspended for certain plans for most of 2009, totaled $1.2 million, $0.9 million and $2.1 million in 2010, 2009 and 2008, respectively. We also sponsor a defined benefit pension plan in Japan with aggregate projected benefit obligations and aggregate net funded status (net liabilities) of $0.8 million and $0.4 million, respectively, at both December 31, 2010 and 2009. The defined benefit plan expense was $0.1 million in 2010. The plan is not considered material for full reporting in accordance with ASC Topic 715, Compensation – Retirement Benefits.

Deferred Compensation Plans

The Company's board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Company's board of directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.0 million and $0.8 million at December 31, 2010 and 2009, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with its acquisition of Blue Order, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. At December 31, 2010, the Company’s assets and liabilities related to the arrangement consisted of assets recorded in “other current assets” of $0.4 million, representing the value of related insurance contracts, and liabilities recorded in “accrued expenses and other current liabilities” of $2.4 million, representing the actuarial present value of the estimated benefits to be paid under the contract.

Q.	INCOME TAXES

Loss before income taxes and the components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Income (loss) before income taxes:
United States	$1,825	$(91,090)	$(204,796)
Foreign	(38,383)	21,083	9,282
Total loss before income taxes	$(36,558)	$(70,007)	$(195,514)

Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$(56)	$(1,490)	$(404)
State	188	89	250
Foreign benefit of net operating losses	(4,211)	(636)	(1,777)
Other foreign	6,161	1,940	8,835
Total current tax expense (benefit)	2,082	(97)	6,904

Deferred tax benefit:
Federal	(767)	(7)	(1,058)
Other foreign	(919)	(1,548)	(3,183)
Total deferred tax benefit	(1,686)	(1,555)	(4,241)
Total provision for (benefit from) income taxes	$396	$(1,652)	$2,663

Net cash payments for income taxes in 2010, 2009 and 2008 were approximately $2.3 million, $4.3 million, and $5.5 million, respectively.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled approximately $108.9 million at December 31, 2010. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Tax credit and net operating loss carryforwards	$129,832	$119,098
Allowances for bad debts	1,564	1,807
Difference in accounting for:
Revenue	4,973	3,037
Costs and expenses	65,942	53,402
Inventories	7,186	7,530
Acquired intangible assets	24,344	37,413
Gross deferred tax assets	233,841	222,287
Valuation allowance	(217,897)	(207,209)
Deferred tax assets after valuation allowance	15,944	15,078

Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(2,760)	(2,449)
Acquired intangible assets	(10,813)	(10,439)
Other	(311)	—
Gross deferred tax liabilities	(13,884)	(12,888)

Net deferred tax assets	$2,060	$2,190

Recorded as:
Current deferred tax assets, net	1,068	770
Long-term deferred tax assets, net (in other assets)	3,460	3,939
Current deferred tax liabilities, net (in accrued expenses and other current liabilities)	(314)	—
Long-term deferred tax liabilities, net	(2,154)	(2,519)
Net deferred tax assets	$2,060	$2,190

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

For U.S. federal and state income tax purposes at December 31, 2010, the Company has tax credit carryforwards of approximately $66.7 million, which will expire between 2011 and 2030, and net operating loss carryforwards of approximately $330.5 million, which will expire between 2019 and 2030. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company completed an assessment in the second quarter of 2010 of whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of the Company’s net operating loss and tax credit amounts are subject to any Section 382 limitation. Based on the level of the deferred tax assets at December 31, 2010 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2010.

Additionally, the Company has foreign net operating loss carryforwards of $22.4 million and tax credit carryforwards of $2.9 million which begin to expire in 2027.  The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $14.0 million of net operating losses and $2.6 million of tax credits at December 31, 2010.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. As a result of the 2010 acquisition of Euphonix, the Company was able to remove $0.5 million of valuation allowance on previously existing deferred tax assets.  In addition, during 2010 the Company removed $0.3 million of valuation allowance on previously existing alternative minimum tax deferred tax credits. As a result of the 2009 acquisition of MaxT, the Company was able to remove $0.6 million of valuation allowance on previously existing deferred tax assets in 2009.

Excluded from the above deferred tax schedule at December 31, 2010 are tax assets totaling $69.8 million resulting from the exercise of employee stock options. In accordance with ASC Topic 740, Income Taxes, and ASC Topic 718, Compensation – Stock Compensation, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. In 2008, the Company recorded a decrease of $0.4 million to additional paid in capital as a cumulative catch-up for prior year amounts recorded in excess of the final deductions reflected on tax returns. In 2009 and 2010, no adjustment to additional paid-in-capital related to exercises of employee stock options was required.

The following table sets forth a reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Statutory rate	(35)%	(35)%	(35)%
Tax credits	(9)	(7)	(3)
Foreign operations	32	5	-
State taxes, net of federal benefit	-	-	-
Other	3	2	-
Goodwill impairment	-	-	21
Divestiture of Softimage 3D animation product line	-	-	3
Increase in valuation allowance	10	33	15
Effective tax rate	1%	(2)%	1%

ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At January 1, 2008, the Company had $4.7 million of unrecognized tax benefits, of which $2.1 million would affect the Company's effective tax rate if recognized. In 2008, the statute of limitations expired on previously open tax years related to certain tax filings in the U.S. and Germany. As a result, the Company recognized $0.4 million of previously unrecognized tax benefits and recorded reductions to goodwill and translation adjustment of $0.5 million and $0.2 million, respectively. The Company also settled tax audits in both Canada and the U.K., resulting in the recognition of $0.6 million of previously unrecognized tax benefits and a $0.1 million reduction in translation adjustment. At December 31, 2008, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $3.7 million, of which $1.4 million would affect the Company's effective tax rate if recognized. In 2009, there was a decrease in the previously unrecognized tax benefits, primarily related to the settlement of tax audits in Germany. At December 31, 2009, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $2.3 million, all of which would affect the Company’s effective tax rate if recognized. In 2010, there was a decrease in the previously unrecognized tax benefits, primarily related to the expiration of the statutes of limitations in various jurisdictions. At December 31, 2010, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $1.7 million, all of which would affect the Company’s effective tax rate if recognized. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for uncertain tax positions could decrease by as much as $0.6 million due to the expiration of statutes of limitations and other factors.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Unrecognized tax benefits at January 1, 2008	$4,000
Increases for tax positions taken during a prior period	900
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(1,100)
Decreases related to settlements	(700)
Unrecognized tax benefits at December 31, 2008	3,100
Increases for tax positions taken during a prior period	2,000
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(2,600)
Decreases related to settlements	(200)
Decreases related to the lapse of applicable statutes of limitations	(300)
Unrecognized tax benefits at December 31, 2009	2,000
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(100)
Decreases related to settlements	(100)
Decreases related to the lapse of applicable statutes of limitations	(400)
Unrecognized tax benefits at December 31, 2010	$1,400

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2010, 2009 and 2008, respectively, the Company had approximately $0.3 million, $0.3 million and $0.6 million of accrued interest related to uncertain tax positions.

The tax years 2003 through 2009 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

R.	RESTRUCTURING COSTS AND ACCRUALS

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year.  In connection with the restructuring, the Company intends to eliminate positions that are in lower growth geographies and markets and reinvest in more strategic areas with greater opportunity for growth. The plan also calls for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, the Company recorded restructuring charges of $11.7 million related to severance costs for the elimination of 145 positions and $1.4 million related to the partial closure of a facility. Total restructuring charges of approximately $15 million are expected to be recorded under the plan, all of which represent cash expenditures. The Company expects to complete the actions under the plan during the first half of 2011.

During 2010, the Company also recorded acquisition-related restructuring charges of $0.7 million and $1.1 million, respectively, primarily for severance costs for approximately 24 former Euphonix employees and the closure of three Euphonix facilities. Additionally, during 2010, the Company recorded restructuring charges of $2.1 million related to one of its 2008 restructuring plans as detailed below and a ($0.2) million reduction for revisions of estimated obligations related to facilities closed under restructuring actions taken prior to 2008.

For 2010, also included in the Company’s results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the exit from its Tewksbury, Massachusetts headquarters lease.

2008 Restructuring Plans

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

During 2009, the Company recorded restructuring charges of $27.7 million, consisting of charges of $27.9 million related to the Plan and a reduction of ($0.2) million resulting from revised estimates for amounts recorded under previous restructuring plans. Charges under the Plan included new restructuring charges of $27.1 million and revisions to previously recorded estimates under the Plan of $0.8 million. The new restructuring charges included $14.8 million related to employee termination costs, including those for approximately 320 additional employees; $11.5 million related to the closure of all or part of eleven facilities; and $0.8 million, recorded in cost of revenues, related to the write-down of PCTV inventory. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters and were primarily the result of the expanded use of offshore development resources for R&D projects and the Company’s desire to better align its 2010 cost structure with revenue expectations.

During 2010, the Company recorded restructuring charges under the Plan of $2.1 million, consisting of charges of $0.8 million as a result of the closure of all or part of four additional facilities, charges of $1.7 million for revised estimates of facilities costs, and a reduction of ($0.4) million for revised estimates of severance obligations previously recorded under the Plan.

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

Accounting for Restructuring Plans

The Company recorded the facility-related restructuring charges and, prior to the fourth quarter of 2008, the employee-related restructuring charges in accordance with the guidance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (now ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations). Since the fourth quarter of 2008, as a result of changes in the Company’s policies related to the calculation and payment of severance benefits, the Company has accounted for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC topic 712, Compensation – Nonretirement Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2007	$1,186	$3,256	$2	$2,041	$6,485
New restructuring charges – operating expenses	24,413	690	—	—	25,103
New restructuring charges – cost of revenues	—	1,876	—	—	1,876
Revisions of estimated liabilities	(85)	450	(2)	(186)	177
Accretion	—	88	—	52	140
Cash payments for employee-related charges	(11,274)	—	—	—	(11,274)
Cash payments for facilities, net of sublease income	—	(2,054)	—	(739)	(2,793)
Non-cash write-offs	—	(1,892)	—	—	(1,892)
Foreign exchange impact on ending balance	849	(215)	—	(339)	295
Accrual balance at December 31, 2008	15,089	2,199	—	829	18,117
New restructuring charges – operating expenses	14,835	11,496	—	—	26,331
New restructuring charges – cost of revenues	—	799	—	—	799
Revisions of estimated liabilities	593	(4)	—	(47)	542
Accretion	—	239	—	38	277
Cash payments for employee-related charges	(20,726)	—	—	—	(20,726)
Cash payments for facilities, net of sublease income	—	(4,611)	—	(425)	(5,036)
Non-cash write-offs	—	(3,140)	—	—	(3,140)
Foreign exchange impact on ending balance	(557)	283	—	77	(197)
Accrual balance at December 31, 2009	9,234	7,261		472	16,967
New restructuring charges – operating expenses	11,664	2,190	725	1,064	15,643
Revisions of estimated liabilities	(405)	1,498	—	(34)	1,059
Accretion	—	210	—	10	220
Cash payments for employee-related charges	(8,591)	—	(531)	—	(9,122)
Cash payments for facilities, net of sublease income	—	(4,772)	—	(510)	(5,282)
Non-cash write-offs	—	(327)	—	(90)	(417)
Foreign exchange impact on ending balance	(67)	(18)	8	(29)	(106)
Accrual balance at December 31, 2010	$11,835	$6,042	$202	$883	$18,962

The employee-related accruals at December 31, 2010 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at December 31, 2010.

The facilities-related accruals at December 31, 2010 represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.8 million is included in the caption “accrued expenses and other current liabilities” and $3.1 million is included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2010.

S.	SEGMENT INFORMATION

The Company provides digital media content-creation products and solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as a third type, services revenues. ASC Section 280-10-50, Segment Reporting – Overall – Disclosure, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2010 the Company had only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and has reclassified its 2009 and 2008 segment reporting to conform to the 2010 presentation. The change to the current presentation did not affect the Company’s consolidated operating results.

The Company’s video products include hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows in a faster, easier, and more cost-effective manner. Professional video-editing software and hardware products include the Media Composer product line widely used to edit television programs, commercials and films; the NewsCutter and Instinct editors designed for the fast-paced world of news production; and Avid Symphony Nitris DX and Avid DS, which are used during the “online” or “finishing” stage of post production. Professional video-editing products accounted for approximately 13%, 13% and 14% of the Company’s consolidated net revenues for 2010, 2009 and 2008, respectively. Video products also include Avid ISIS shared storage and Interplay workflow solutions that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology and enable users to simultaneously share and manage media assets throughout a project or organization. The Company’s video storage and workflow solutions accounted for approximately 18%, 16% and 16% of our consolidated net revenues in 2010, 2009 and 2008, respectively. The Company’s Pinnacle Studio and Avid Studio video-editing product line that allows users to create, edit, view and distribute video media using a personal computer. The Company’s video products accounted for approximately 42%, 41% and 50% of the Company’s consolidated net revenues in 2010, 2009 and 2008, respectively. The 2008 video products revenues include revenues from the Company’s former Softimage 3D animation and PCTV product lines that were sold in the fourth quarter of 2008 (see Note J).

The Company’s audio products include digital audio software and workstation solutions, control surfaces and live sound systems that provide music creation; audio recording, editing, and mixing; and live performance solutions for a broad range of customers. Audio products include Pro Tools digital audio software and workstation solutions to facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. Our digital audio software and workstation solutions accounted for approximately 16%, 15% and 13% of our consolidated net revenues in 2010, 2009 and 2008, respectively. Audio products also include the ICON (Integrated Console System) systems, including the D-Control and D-Command mixing surfaces, and the VENUE live-sound mixing consoles. The Company’s audio products accounted for approximately 41%, 40% and 34% of the Company’s consolidated net revenues in 2010, 2009 and 2008, respectively.

The Company’s services revenues are primarily derived from the sale of maintenance contracts and professional services. The Company provides online and telephone support and access to software upgrades for customers whose products are under warranty or covered by a maintenance contract. The Company’s professional services team provides installation, integration, planning, consulting and training services. Services revenues accounted for approximately 17%, 19% and 16% of the Company’s consolidated net revenues in 2010, 2009 and 2008, respectively.

The following is a summary of the Company’s revenues by type for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Video product revenues (a)	$282,263	$259,151	$425,719
Audio product revenues	277,644	250,064	288,513
	559,907	509,215	714,232

Services revenues (b)	118,615	119,755	130,669

Total net revenues	$678,522	$628,970	$844,901

(a)	Video product revenues for the years ended December 31, 2009 and 2008 include revenues of $1.9 million and $55.3 million, respectively, attributable to divested or exited product lines.
(b)	Services revenues for the year ended December 31, 2008 includes revenues of $6.2 million related to divested or exited product lines.

The following table is a summary of the Company’s revenues by country for the years ended December 31, 2010, 2009 and 2008 (in thousands). The categorization of revenues is based on the country in which the end user customer resides. No individual country, other than the United States, accounted for 10% or more of the Company’s revenues in any of the last three years.

	2010	2009	2008
Revenues:
United States	$287,570	$259,992	$325,989
Other countries	390,952	368,978	518,912
Total revenues	$678,522	$628,970	$844,901

The Company does not identify or allocate by geography its goodwill and intangible assets acquired through acquisitions. The following table presents the Company’s long-lived assets, excluding goodwill and intangible assets, by geography at December 31, 2010 and 2009 (in thousands):

	2010	2009
Long-lived assets:
United States	$59,587	$42,064
Other countries	13,041	15,608
Total long-lived assets	$72,628	$57,672

T.	NET LOSS PER SHARE

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

	2010	2009	2008
Options	5,008	4,308	4,121
Warrant (a)	—	—	679
Non-vested restricted stock and restricted stock units	186	707	1,075
Anti-dilutive potential common shares	5,194	5,015	5,875

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

	2010	2009	2008
Options	13	12	128
Non-vested restricted stock and restricted stock units	55	15	11
Total anti-dilutive common stock equivalents	68	27	139

U.	CREDIT AGREEMENT

In October 2010, Avid Technology, Inc. (“Avid Technology”) and certain of its subsidiaries entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”). Pursuant to the Credit Agreement, Wells Fargo agreed to provide revolving credit facilities for Avid Technology of up to a maximum of $40 million and for the Avid Technology International B.V. (“Avid Europe”) subsidiary of up to a maximum of an additional $20 million. The borrowing availability under the credit facilities is based on the lesser of (1) the foregoing commitments for Avid Technology and Avid Europe (the “Borrowers”), as applicable, and (2) a borrowing base which is a percentage of the accounts receivable and inventory of the Borrowers, as applicable. The actual amount of credit available to the Borrowers will vary depending upon changes in the level of their respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The borrowing availability is also subject to other reserve requirements which may be established by Wells Fargo as provided in the Credit Agreement. The credit facilities have a maturity of four years, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings by the Borrowers must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrower’s payment obligations may be accelerated.

Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR  plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum on an amount equal to (1) the average lending commitments under the credit facilities during the immediately preceding month less (2) the average daily amount of the outstanding borrowings plus the undrawn amount of any outstanding letters of credit under the credit facilities during the immediately preceding month. During the term of the credit facilities, the Borrowers are entitled to reduce the maximum amounts of Wells Fargo’s commitments, subject to the payment of certain fees based on the amount of any reduction.

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

The Company expects to borrow against the line from time-to-time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of the business. During the fourth quarter of 2010, the Company’s U.S. operations borrowed $5.0 million against the credit facilities to meet certain short-term cash requirements. All amounts borrowed were repaid during the quarter, and at December 31, 2010, there were no outstanding borrowings against the line. At December 31, 2010, the Company had available borrowings of approximately $36.3 million and $19.6 million under the Avid Technology and Avid Europe credit facilities, respectively. Subsequent to December 31, 2010, the date of these financial statements, the Company’s U.S. operations borrowed $8.0 million against the credit facilities to meet short-term cash requirements. None of the amounts borrowed had been repaid as of the date of issuance of these financial statements.

V.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Blue Order and Euphonix during the year ended December 31, 2010 and the acquisition of MaxT during the year ended December 31, 2009. There were no supplemental cash flow investing activities during the year ended December 31, 2008.

	2010	2009
Fair value of:
Assets acquired and goodwill	$48,598	$7,332
Liabilities assumed	(14,228)	(2,152)
Total consideration	34,370	5,180

Less: cash acquired	(1,586)	(767)
Less: equity consideration	(5,776)	—
Net cash paid for acquisitions	$27,008	$4,413

Cash paid for interest was $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

W.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarters Ended
	2010				2009
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$195,347	$165,059	$162,160	$155,956	$174,679	$152,119	$150,543	$151,629
Cost of revenues	89,575	78,615	78,976	77,309	82,827	70,683	72,519	77,087
Amortization of intangible assets	642	745	946	966	568	519	426	520
Restructuring costs	—	—	—	—	—	—	—	799
Gross profit	105,130	85,699	82,238	77,681	91,284	80,917	77,598	73,223
Operating expenses:
Research & development	30,881	28,929	30,268	30,151	30,015	29,262	30,661	31,051
Marketing & selling	47,759	43,199	44,474	41,746	46,121	44,705	41,994	40,781
General & administrative	16,166	19,698	13,879	14,602	21,322	12,093	12,559	15,113
Amortization of intangible assets	2,186	2,283	2,417	2,857	2,732	2,782	2,622	2,375
Restructuring and other costs, net	14,918	185	4,007	1,340	9,741	7,891	5,019	4,222
(Gain) loss on sale of assets	(3,502)	(1,527)	—	—	(3,553)	3,398	—	—
Total operating expenses	108,408	92,767	95,045	90,696	106,378	100,131	92,855	93,542
Operating loss	(3,278)	(7,068)	(12,807)	(13,015)	(15,094)	(19,214)	(15,257)	(20,319)
Other income (expense), net	(258)	(30)	(102)	—	(94)	(240)	58	153
Loss before income taxes	(3,536)	(7,098)	(12,909)	(13,015)	(15,188)	(19,454)	(15,199)	(20,166)
(Benefit from) provision for income taxes, net	(2,965)	2,897	(3)	467	2,733	(2,246)	750	(2,889)
Net loss	($571)	($9,995)	($12,906)	($13,482)	($17,921)	($17,208)	($15,949)	($17,277)

Net loss per share – basic and diluted	($0.01)	($0.26)	($0.34)	($0.36)	($0.48)	($0.46)	($0.43)	($0.47)

Weighted-average common shares outstanding – basic and diluted	38,101	38,045	37,909	37,516	37,415	37,341	37,282	37,130

High common stock price	$18.83	$13.82	$17.99	$14.84	$15.42	$15.29	$15.48	$12.18
Low common stock price	$12.23	$11.04	$12.26	$12.26	$11.52	$10.81	$9.00	$8.40

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 14, 2011, Avid Technology, Inc. (the "Company") and Gary G. Greenfield, the Company's Chairman of the Board of Directors, President and Chief Executive Officer, executed an Amended and Restated Executive Employment Agreement (the "Agreement") to replace and supersede the Executive Employment Agreement dated December 19, 2007 and previously amended and restated on December 20, 2010, between Mr. Greenfield and the Company. The Agreement extends the term, which was due to expire on December 31, 2012, to March 14, 2014.  The term of the Agreement will be automatically extended for periods of one year each if neither Mr. Greenfield nor the Company provides written notice to the other party of its intent to terminate at least 180 days prior to the end of the then-current term. The term will also be automatically extended in the event of a change-in-control of the Company (as defined in the Agreement) or a potential change-in-control of the Company (as defined in the Agreement) occurring in the 12-month period prior to the end of the then-current term.  All other terms of the Agreement remain unchanged.  The foregoing summary of certain terms of the Agreement is qualified in its entirety by the text of the Agreement, which is filed as an exhibit hereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid, 75 Network Drive, Burlington, MA 01803, Attention:  Corporate Secretary.  Our Code of Business Conduct and Ethics is also available in the Investor Relations section of our website at www.avid.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.

The remainder of the response to this item is contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board Committees,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in our 2011 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2011 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in our 2011 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting
-  Reports of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
-  Consolidated Balance Sheets as of December 31, 2010 and 2009
-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008
-  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Gary G. Greenfield
Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary G. Greenfield	By:	/s/ Ken Sexton	By:	/s/ Jason Burke
	Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)		Jason Burke Vice President of Finance (Principal Accounting Officer)

Date:	March 14, 2011	Date:	March 14, 2011	Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary G. Greenfield
Gary G. Greenfield	Director	March 14, 2011

/s/ Robert M. Bakish
Robert M. Bakish	Director	March 14, 2011

/s/ George H. Billings
George H. Billings	Director	March 14, 2011

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	March 14, 2011

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	March 14, 2011

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Director	March 14, 2011

/s/ Youngme E. Moon
Youngme E. Moon	Director	March 14, 2011

/s/ David B. Mullen
David B. Mullen	Director	March 14, 2011

/s/ John H. Park
John H. Park	Director	March 14, 2011

AVID TECHNOLOGY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009 and 2008
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts
December 31, 2010	$3,219	$489		—		($657)	(a)	$3,051
December 31, 2009	3,504	1,359		—		(1,644)	(a)	3,219
December 31, 2008	2,160	2,224		—		(880)	(a)	3,504

Sales returns and allowances
December 31, 2010	$13,128			$15,811	(b)	($14,841)	(c)	$14,098
December 31, 2009	19,678	—		16,110	(b)	(22,660)	(c)	13,128
December 31, 2008	18,624	—		34,519	(b	(33,465)	(c)	19,678

Allowance for transactions with recourse
December 31, 2010	$1,256	($295)	(e)	($299)	(d)(e)	($203)	(f)	$459
December 31, 2009	784	571		571	(e)	(670)	(f)	1,256
December 31, 2008	777	359		255	(e)	(607)	(f)	784

Deferred tax asset valuation allowance
December 31, 2010	$207,209	$11,025		($337)	(g)	—		$217,897
December 31, 2009	203,473	967		2,769	(g)	—		207,209
December 31, 2008	140,486	19,295		43,692	(g)	—		203,473

(a)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).
(b)	Provisions for sales returns and volume rebates are charged directly against revenues.
(c)	Amount represents credits for returns, volume rebates and promotions.
(d)
During 2010, bad debt expenses related to transactions with recourse were in a credit position due to decreased bad debt requirements on lower receivables balances resulting from the termination of the Company’s leasing program.

(e)	A portion of the provision for transactions with recourse is charged directly against revenues.
(f)	Amount represents defaults, net of recoveries.
(g)
Amount represents adjustments to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets and liabilities, net operating losses and tax credits, and other miscellaneous items.

F-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		10-K	March 16, 2010	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
10.1
Credit Agreement by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
			8-K	October 7, 2010	000-21174
10.2	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.3	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.4	Northwest Park Lease dated as of November 20, 2009 between Avid Technology, Inc. and N.W. Building 28 Trust (for premises at 10 North Avenue, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.5	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.6	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.7	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.8	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.9	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.10	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.11	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.12	Midiman, Inc. 2002 Stock Option/Stock Issuance Plan		10-Q	November 9, 2004	000-21174
#10.13	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.14	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme		10-K	March 1, 2007	000-21174
#10.15	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.16	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.17	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.18	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.19	Form of Restricted Stock Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.20	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.22	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.23	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.24	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.25	2010 Executive Bonus Plan		8-K	February 12, 2010	000-21174
#10.26	Amended and Restated Executive Employment Agreement dated March 14, 2011 between the Registrant and Gary G. Greenfield	X
#10.27	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.28	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.29	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kenneth A. Sexton	X
#10.30	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.31	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.32	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kirk E. Arnold	X
#10.33	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	X
#10.34	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Ronald S. Greenberg	X
#10.35	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Paige Parisi	X
#10.36	Form of Executive Officer Employment Agreement as of January 1, 2011	X
#10.37	Form of Amended and Restated Employment Agreement used prior to January 1, 2011	X
#10.38	2011 Executive Bonus Plan		8-K	February 17, 2011	000-21174
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
__________________________
#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.