Form 10-Q
period 2011-03-31
AVID TECHNOLOGY, INC.
filed 2011-05-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2011 was 38,422,988.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this quarterly report that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “confidence,” “may,” “plan,” “feel,” “should,” “will” and “would,” or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained in this quarterly report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Products	$137,335	$128,679
Services	28,988	27,277
Total net revenues	166,323	155,956

Cost of revenues:
Products	64,651	63,269
Services	14,387	14,040
Amortization of intangible assets	666	966
Total cost of revenues	79,704	78,275
Gross profit	86,619	77,681

Operating expenses:
Research and development	29,973	30,151
Marketing and selling	44,810	41,746
General and administrative	15,298	14,602
Amortization of intangible assets	2,145	2,857
Restructuring (recoveries) costs, net	(2,216)	1,340
Total operating expenses	90,010	90,696

Operating loss	(3,391)	(13,015)

Interest income	59	135
Interest expense	(422)	(209)
Other income (expense), net	63	74
Loss before income taxes	(3,691)	(13,015)
Provision for income taxes, net	1,426	467
Net loss	$(5,117)	$(13,482)

Net loss per common share – basic and diluted	$(0.13)	$(0.36)

Weighted-average common shares outstanding – basic and diluted	38,228	37,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,220	$42,782
Accounts receivable, net of allowances of $18,442 and $17,149 at March 31, 2011 and December 31, 2010, respectively	95,881	101,171
Inventories	125,100	108,357
Deferred tax assets, net	1,114	1,068
Prepaid expenses	9,381	7,688
Other current assets	16,818	16,130
Total current assets	281,514	277,196

Property and equipment, net	61,351	62,519
Intangible assets, net	27,340	29,750
Goodwill	247,315	246,997
Other assets	11,007	10,109
Total assets	$628,527	$626,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,493	$47,340
Accrued compensation and benefits	27,346	41,101
Accrued expenses and other current liabilities	41,431	40,986
Income taxes payable	4,183	4,640
Deferred revenues	51,399	40,585
Total current liabilities	171,852	174,652

Long-term liabilities	25,892	25,309
Total liabilities	197,744	199,961

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,007,853	1,005,198
Accumulated deficit	(502,965)	(495,254)
Treasury stock at cost, net of reissuances	(87,188)	(91,025)
Accumulated other comprehensive income	12,660	7,268
Total stockholders’ equity	430,783	426,610
Total liabilities and stockholders’ equity	$628,527	$626,571

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,117)	$(13,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,972	8,303
Provision for (recoveries of) doubtful accounts	144	(170)
Non-cash provision for restructuring	125	—
Gain on disposal of fixed assets	(5)	(13)
Compensation expense from stock grants and options	3,737	3,322
Unrealized foreign currency transaction losses (gains)	3,785	(2,564)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	5,092	(2,493)
Inventories	(16,743)	5,703
Prepaid expenses and other current assets	(2,361)	(89)
Accounts payable	107	2,803
Accrued expenses, compensation and benefits and other liabilities	(14,139)	(15,602)
Income taxes payable	(604)	205
Deferred revenues	11,143	7,560
Net cash used in operating activities	(6,864)	(6,517)

Cash flows from investing activities:
Purchases of property and equipment	(3,544)	(10,009)
Decrease in other long-term assets	190	281
Payments for business acquisitions, net of cash acquired	—	(16,087)
Purchases of marketable securities	—	(1,750)
Proceeds from sales of marketable securities	—	18,605
Net cash used in investing activities	(3,354)	(8,960)

Cash flows from financing activities:
Proceeds from (payments related to) the issuance of common stock under employee stock plans, net	127	(727)
Proceeds from revolving credit facilities	8,000	—
Payments on revolving credit facilities	(8,000)	—
Net cash provided by (used in) financing activities	127	(727)

Effect of exchange rate changes on cash and cash equivalents	529	(1,578)
Net decrease in cash and cash equivalents	(9,562)	(17,782)
Cash and cash equivalents at beginning of period	42,782	91,517
Cash and cash equivalents at end of period	$33,220	$73,735

Supplemental information:
Cash paid for income taxes, net of refunds	$2,021	$1,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company filed audited consolidated financial statements for, and as of, the year ended December 31, 2010 in its 2010 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

The Company evaluated subsequent events through the date of issuance of these financial statements and determined that the Company’s borrowings under its credit facilities subsequent to March 31, 2011 should be disclosed (see Note 12).

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition (the “Updates”). ASU No. 2009-13 requires the allocation of revenue to each unit of accounting using the relative selling price of each deliverable for multiple-element arrangements. ASU No. 2009-13 also amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method by establishing a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) and the best estimate of selling price (“ESP”). If VSOE is available, it is used to determine the selling price of a deliverable. If VSOE is not available, the entity must determine whether TPE is available. If so, TPE would be used to determine the selling price. If TPE is not available, then the entity would be required to determine its ESP. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude from the scope of software revenue recognition requirements sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted. The Company adopted the Updates prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to adoption of the Updates, the Company generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, the Company will now typically recognize revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, the Company was generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance, revenue may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, the Company will now determine the fair value of the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will likely be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the three months ended March 31, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $4.5 million. This increase was primarily the result of sales arrangements now accounted for under the guidance of ASU No. 2009-13 that contained undelivered elements for which VSOE of fair value could not be established as of March 31, 2011. The Company cannot reasonably estimate the effect of the adoption of the Updates on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Effective January 1, 2011, the Company’s Policy for Revenue Recognition was changed to read as follows.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports. For example, the Company often receives multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists.

Generally, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, consists of implementation and configuration and does not have to be performed by Avid. However, certain transactions for the Company’s video products, typically complex solution sales that include a significant number of products and may involve multiple customer sites, require the Company to perform an installation effort that it deems to be complex, non-routine and essential to the functionality of the products delivered. In these situations, the Company does not recognize revenues for either the products shipped or services performed until the essential services have been completed. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received.

In the first quarter of fiscal 2011, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition. ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple-element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude sales of tangible products containing both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. The Company adopted this accounting guidance prospectively and applied its provisions to arrangements entered into or materially modified after December 31, 2010.

The Company recognizes revenue from the sale of non-software products, including software bundled with hardware that is essential to the functionality of the hardware, under the general revenue recognition accounting guidance of ASC Topic 605, Revenue Recognition and ASC Subtopic 605-25 Revenue Recognition – Multiple-Element Arrangements. The Company recognizes revenue in accordance with ASC Subtopic 985-605, Software – Revenue Recognition for the following types of sales transactions: (i) standalone sales of software products and related upgrades and (ii) sales of software elements that are bundled with non-software elements, when the software elements are not essential to the functionality of the non-software elements.

For 2011 and future periods, pursuant to the guidance of ASU No. 2009-13, when a sales arrangement contains multiple elements, such as non-software products, software products, customer support services, and/or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. Revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized using the guidance for recognizing software revenue, as amended.

The Company’s process for determining its ESP for deliverables without VSOE or TPE involves management’s judgment. The Company generally determines ESP based on the following.

•
The Company utilizes a pricing model for its products to capture the right value given the product and market context. The model considers such factors as: (i) competitive reference prices for products that are similar but not functionally equivalent, (ii) differential value based on specific feature sets, (iii) geographic regions where the products are sold, (iv) customer price sensitivity, (v) price-cost-volume tradeoffs, and (vi) volume based pricing. Management approval ensures that all of the Company’s selling prices are consistent and within an acceptable range for use with the relative selling price method.

•
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the revision of some of the Company’s inputs. These modifications may result in consideration allocation in future periods that differs from the one presently in use. Absent a significant change in the pricing inputs, future changes in the pricing model are not expected to materially impact the Company’s allocation of arrangement consideration.

From time to time, the Company offers certain customers free upgrades or specified future products or enhancements. For software products, if elements are undelivered at the time of product shipment and provided that the Company has vendor-specific objective evidence of fair value for the undelivered elements, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied. If the Company cannot establish VSOE for each undelivered element, all revenue is deferred until all elements are delivered, the Company establishes VSOE or the remaining contractual terms relating to the undelivered elements have been satisfied. For non-software products, if elements are undelivered at the time of product shipment, the Company defers the relative selling price of the specified upgrade, product or enhancement and recognizes those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied.

Approximately 62% of the Company’s first quarter 2011 revenues were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, the Company generally records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While the Company believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates.

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

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on the Company’s credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC Topic 605, ASC Subtopic 985-605 and Securities and Exchange Commission Staff Accounting Bulletin No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, its collection experience in similar transactions without making concessions, and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether it has sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

Recent Accounting Pronouncements

Other than the revenue recognition Updates disclosed above and adopted on January 1, 2011, there are no other new accounting pronouncements that are of significance, or potential significance, to the Company.

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

	Three Months Ended March 31,
	2011	2010
Options	2,928	4,368
Non-vested restricted stock and restricted stock units	504	514
Anti-dilutive potential common shares	3,432	4,882

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended March 31,
	2011	2010
Options	329	10
Non-vested restricted stock and restricted stock units	125	37
Anti-dilutive common stock equivalents	454	47

3.    FOREIGN CURRENCY FORWARD CONTRACTS

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables and sales transactions, as well as net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income and cash flow. The Company may use derivatives in the form of foreign currency forward contracts to manage certain short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of its ongoing international business operations. The Company does not enter into any derivative instruments for trading or speculative purposes.

As required by FASB ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under ASC Topic 815.

The Company from time to time may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges are initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. Any ineffective portion of the change in fair value is recognized directly into earnings. During the three-month periods ended March 31, 2011 and 2010, the Company did not use forward contracts to hedge the foreign exchange currency risk associated with its forecasted euro-denominated sales transactions, and no such foreign currency forward contracts existed at either March 31, 2011 or December 31, 2010.

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on forecasted cash flows and net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because they do not meet the criteria of ASC Topic 815 to be treated as hedges for accounting purposes. There are two objectives of the Company’s foreign currency forward contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from the Company’s customers and cash payments expected to be made to the Company’s vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At March 31, 2011 and December 31, 2010, the Company had foreign currency forward contracts outstanding with notional values of $63.2 million and $47.4 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at March 31, 2011 and December 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010
Financial assets:
Foreign currency forward contracts	Other current assets	$939	$389

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$203	$1

The following table sets forth the net foreign exchange gains and losses recorded within marketing and selling expenses in the Company’s statements of operations during the three-month periods ended March 31, 2011 and 2010 that resulted from the Company’s foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended March 31,
	2011	2010
Foreign currency forward contracts	($99)	$276

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents and foreign currency forward contracts. At March 31, 2011, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,088	$1,088	$—	$—
Foreign currency forward contracts	939	—	939	—

Financial Liabilities:
Deferred compensation obligations	$3,645	$1,088	$2,557	$—
Foreign currency forward contracts	203	—	203	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Benefit plan and deferred compensation assets	$1,366	$998	$368	$—
Foreign currency forward contracts	389	—	389	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$4,226	$998	$3,228	$—
Foreign currency forward contracts	1	—	1	—

The fair values of level 1 benefit plan and deferred compensation assets and the corresponding obligations are based on quoted market prices. The fair values of level 2 benefit plan and deferred compensation assets are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values of level 2 benefit plan and deferred compensation liabilities are derived using valuation models, such as the projected unit credit method, with significant inputs derived from or corroborated by observable market data, such as mortality and disability rates from published sources, for example the RT 2005 G mortality tables, and discount rates that are observable at commonly quoted intervals.

The fair values of foreign currency forward contracts are measured at fair value on a recurring basis based on the changes in fair value of the foreign currency forward contracts and are classified as level 2 in the fair value hierarchy. The primary input used to fair value foreign currency forward contracts are published foreign currency exchange rates as of the date of valuation. See Note 3 for further information on the Company’s foreign currency forward contracts.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the three-month period ended March 31, 2011 and the twelve-month period ended December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Three Months Ended March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$1,376	$—	$1,376	$—	$1,376

		Fair Value Measurements Using
	Twelve Months Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,718	$—	$4,718	$—	$4,718

During the three-month period ended March 31, 2011 and the twelve-month period ended December 31, 2010, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. See Note 16 for further information on the Company’s restructuring activities.

5.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable	$114,323	$118,320
Less:
Allowance for doubtful accounts	(2,894)	(3,051)
Allowance for sales returns and rebates	(15,548)	(14,098)
	$95,881	$101,171

The accounts receivable balances at March 31, 2011 and December 31, 2010 excluded approximately $15.7 million and $16.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

6.    INVENTORIES

Inventories consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$13,340	$12,147
Work in process	634	411
Finished goods	111,126	95,799
	$125,100	$108,357

At March 31, 2011 and December 31, 2010, the finished goods inventory included inventory at customer locations of $12.6 million and $12.5 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Computer and video equipment and software	$129,610	$125,690
Manufacturing tooling and testbeds	6,234	6,234
Office equipment	2,203	2,158
Furniture and fixtures	12,835	12,745
Leasehold improvements	39,951	39,629
	190,833	186,456
Accumulated depreciation and amortization	(129,482)	(123,937)
	$61,351	$62,519

8.    ACQUISITIONS

Euphonix, Inc.

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for cash, net of cash acquired, of $10.9 million and 327,439 shares of the Company’s common stock valued at $5.8 million. During the three months ended March 31, 2011, the Company completed its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Euphonix and finalized the purchase price allocation as follows (in thousands):

Tangible assets acquired, net	$2,008
Identifiable intangible assets:
Developed technology	2,200
Customer relationships	1,700
Trademarks and trade name	700
Non-compete agreement	200
Goodwill	10,349
Deferred tax liabilities, net	(460)
Total assets acquired	$16,697

During the three months ended March 31, 2011, the Company recorded the following adjustments to the Euphonix purchase price allocation as a result of revised fair value estimates (in thousands):

Tangible assets acquired, net	$176
Goodwill	(176)
Change in total assets acquired	$—

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

The values of the customer relationships, trademarks and trade names and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of four years, two years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.2 years. Amortization expense for Euphonix identifiable intangible assets totaled $0.4 million for the three-month period ended March 31, 2011.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the company-specific synergies the Company expects to realize by selling Euphonix’s digital audio consoles, media controllers and peripherals to its existing customers.

The results of operations of Euphonix have been included prospectively in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the Euphonix acquisition as if it had occurred at the beginning of 2010 would not differ materially from reported results.

Blue Order Solutions AG

On January 5, 2010, the Company acquired all the outstanding shares of Blue Order Solutions AG (“Blue Order”), a Germany-based developer and provider of workflow and media asset management solutions, for cash, net of cash acquired, of $16.1 million. During the three months ended March 31, 2011, the Company completed its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Blue Order and finalized the purchase price allocation as follows (in thousands):

Tangible liabilities assumed, net	$(2,375)
Identifiable intangible assets:
Core technology	4,597
Customer relationships	3,160
Non-compete agreements	1,293
Trademarks and trade name	287
Goodwill	9,711
Deferred tax liabilities, net	(586)
Total assets acquired	$16,087

During the three months ended March 31, 2011, the Company recorded the following adjustments to the Blue Order purchase price allocation as a result of revised fair value estimates (in thousands):

Tangible liabilities assumed, net	$105
Goodwill	(105)
Change in total assets acquired	$—

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

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of four years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.6 years. Amortization expense for Blue Order identifiable intangible assets totaled $0.6 million and $0.9 million, respectively, for the three-month periods ended March 31, 2011 and 2010.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the customer-specific synergies the Company expects to realize by incorporating Blue Order’s workflow and media asset management technology into future solutions offered to customers.

The results of operations of Blue Order have been included prospectively in the results of operations of the Company since the date of acquisition. The Company’s results of operations giving effect to the Blue Order acquisition as if it had occurred at the beginning of 2010 would not differ materially from reported results.

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$419,215	$418,897
Accumulated impairment losses	(171,900)	(171,900)
	$247,315	$246,997

Changes in the carrying amount of the Company’s goodwill during the three months ended March 31, 2011 consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2010	$246,997
Blue Order acquisition purchase accounting allocation adjustments	(105)
Euphonix acquisition purchase accounting allocation adjustments	(176)
Foreign exchange and other adjustments	599
Goodwill balance at March 31, 2011	$247,315

There were no interim indicators of goodwill impairment during the three months ended March 31, 2011.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net(a)	Gross	Accumulated Amortization	Net
Completed technologies and patents	$75,154	$(68,801)	$6,353	$74,820	$(68,026)	$6,794
Customer relationships	68,521	(49,193)	19,328	68,330	(47,344)	20,986
Trade names	14,791	(13,982)	809	14,772	(13,737)	1,035
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements (b)	1,476	(626)	850	1,576	(641)	935
	$160,502	$(133,162)	$27,340	$160,058	$(130,308)	$29,750

(a)	The March 31, 2011 net amounts include foreign currency translation changes of approximately $0.4 million from the December 31, 2010 amounts.
(b)	During the three months ended March 31, 2011, the Company wrote-off a fully amortized non-compete agreement with a gross value of approximately $0.2 million.

Amortization expense related to all intangible assets in the aggregate was $2.8 million and $3.8 million for the three-month periods ended March 31, 2011 and 2010, respectively. The Company expects amortization of these intangible assets to be approximately $8 million for the remainder of 2011, $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $2 million in 2016.

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Long-term deferred tax liabilities, net	$2,229	$2,154
Long-term deferred revenue	9,288	8,923
Long-term deferred rent	10,894	11,094
Long-term accrued restructuring	3,481	3,138
	$25,892	$25,309

11.    CONTINGENCIES

The Company receives inquiries from time to time claiming possible patent infringement by the Company. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual or employee relations, intellectual property rights or product performance. Settlements related to any such claims are generally included in the “general and administrative expenses” caption in the Company’s consolidated statements of operations. Management is not aware of any current claims that will have a material adverse effect on the financial position or results of operations of the Company.

Opengate SpA (“Opengate”), an entity in liquidation represented by the Trustee in Bankruptcy Dr. Marco Fiorentini, brought a claim against the Company’s subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy is seeking to recover €2,700,000 in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. The initial Writ of Summons, dated in September 2009, was never received by the Company and was declared improperly served at a May 2010 hearing on the matter, which the Company did not attend. The Writ was later received by the Company in September 2010. An initial hearing on the matter took place on May 6, 2011, and follow-up hearings are scheduled to take place throughout 2011. Because the Company cannot predict the outcome of this action at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

The Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN$1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company has three letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would at March 31, 2011 be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth lease years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At March 31, 2011, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At March 31, 2011, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At March 31, 2011 and December 31, 2010, the Company’s maximum recourse exposure totaled approximately $0.8 million and $1.0 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At March 31, 2011 and December 31, 2010, the Company’s accruals for estimated losses were $0.3 million and $0.5 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual as recorded in “accrued expenses and other current liabilities” for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Accrual balance at beginning of period	$4,492	$4,454
Accruals for product warranties	1,842	1,098
Cost of warranty claims	(1,528)	(1,269)
Accrual balance at end of period	$4,806	$4,283

12.    CREDIT FACILTIES

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”), which established two revolving credit facilities with combined maximum borrowings of up to $60 million. The actual amount of credit available to the Borrowers will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity date of October 1, 2014, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings by the Borrowers must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrowers’ payment obligations may be accelerated, including guarantees and liens on substantially all of the Borrowers’ assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc. (“Avid Technology”) maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities, and its Avid Technology International B.V. (“Avid Europe”) subsidiary is required to maintain liquidity (comprised of unused availability under Avid Europe’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe’s portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

The Borrowers expect to borrow against the line from time to time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of the business. During the first quarter of 2011, Avid Technology borrowed $8.0 million against the credit facilities to meet certain short-term cash requirements. All amounts borrowed were repaid during the quarter, and at March 31, 2011, there were no outstanding borrowings against the line. At March 31, 2011, the Company had total available borrowings of approximately $48.5 million under the credit facilities. Subsequent to March 31, 2011, Avid Technology borrowed $13.0 million against the credit facilities to meet short-term cash requirements, none of which had been repaid as of the date of issuance of these financial statements.

13.    ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants. Options generally allow the purchase of common stock at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 3,731,995 at March 31, 2011, including 408,578 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company’s stock price, or a combination of performance and market conditions, generally the Company’s return on equity. The compensation costs and derived service periods for such grants are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are recorded based on the higher estimate for each vesting tranche. For restricted stock unit grants with vesting based on a combination of performance and market conditions, the compensation costs are also estimated based on the intrinsic values of the awards at the date of grant factored for the estimated probability of achieving the performance goals, and compensation costs for these grants are also recorded based on the higher estimate for each vesting tranche. For each stock option grant and restricted stock award with vesting based on a combination of performance and market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

The following table sets forth the weighted-average key assumptions used for Black-Scholes valuations of stock options granted during the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.29%	1.97%
Expected volatility	41.6%	47.1%
Expected life (in years)	4.77	4.90

The following table sets forth the weighted-average key assumptions for Monte Carlo valuations of stock options with vesting based on market conditions or a combination of performance and market conditions granted during the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.15%	3.33%
Expected volatility	41.6%	47.9%
Expected life (in years)	2.97	4.01

The following table sets forth the weighted-average key assumptions used for Monte Carlo valuations of restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.11%	4.18%
Expected volatility	41.4%	47.0%
Expected life (in years)	3.00	4.48

During the first quarter of 2010, the Company modified the vesting terms of certain outstanding stock options that had vesting based on market conditions. The modifications, which affected 16 employees, provide that the vesting of the underlying shares can also occur based on the achievement of certain additional performance-based criteria and resulted in a total incremental compensation charge of $0.9 million, which is being recognized over the remaining derived service period of the stock options. The incremental compensation costs for the option modifications were based on the excess fair values of the modified options immediately after the modification, which were estimated using the Black-Scholes valuation method factored for the estimated probability of achieving the performance goals, compared to the fair values immediately before the modification estimated using the Monte Carlo valuation method.

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At March 31, 2011, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

The following table summarizes changes in the Company’s stock options outstanding during the three months ended March 31, 2011:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	5,241,898	$19.76

Granted	124,600	$19.62
Exercised	(73,853)	$12.97
Forfeited or expired	(118,224)	$26.53
Options outstanding at March 31, 2011 (a)	5,174,421	$19.70	5.04 years	$25,302
Options vested at March 31, 2011 or expected to vest	4,525,511	$19.91	5.04 years	$22,037
Options exercisable at March 31, 2011	1,510,114	$24.58	4.61 years	$5,284

(a)	Options outstanding at March 31, 2011 included 1,795,155 options that had vesting based on either market conditions or a combination of performance and market conditions.

The weighted-average fair values of stock options granted during the three-month periods ended March 31, 2011 and 2010 were $7.58 and $5.53, respectively. The aggregate intrinsic values of stock options exercised during the three-month periods ended March 31, 2011 and 2010 were approximately $0.6 million and $21 thousand, respectively. Cash amounts received from the exercise of stock options were $1.0 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month periods ended March 31, 2011 and 2010 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table summarizes changes in the Company’s non-vested restricted stock units during the three months ended March 31, 2011:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	573,264	$18.15

Granted (a)	490,000	$22.16
Vested	(146,473)	$28.23
Forfeited	(5,233)	$25.32
Non-vested at March 31, 2011 (b)	911,558	$19.48	2.58 years	$20,319
Expected to vest	701,449	$19.69	2.41 years	$15,635

(a)
Restricted stock units granted during the three months ended March 31, 2011 included 245,000 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at March 31, 2011 included 488,300 units that had vesting based on either market conditions or a combination of performance and market conditions.

The weighted-average fair value of restricted stock units granted during the three-month period ended March 31, 2010 was $13.87.

The following table summarizes changes in the Company’s non-vested restricted stock during the three months ended March 31, 2011:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	25,000	$25.41

Granted	—	—
Vested	(6,250)	$25.41
Forfeited	—	—
Non-vested at March 31, 2011	18,750	$25.41	0.72 years	$418

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC Subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, shares issued under the ESPP.

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.15%	0.84%
Expected volatility	40.0%	48.1%
Expected life (in years)	0.24	0.24
Weighted-average fair value of shares issued	$2.73	$2.08

Under the ESPP, the Company issued 20,766 shares at an average price per share of $14.15 and 28,308 shares at an average price per share of $10.74 during the three months ended March 31, 2011 and 2010, respectively. A total of 715,960 shares remained available for issuance under the ESPP at March 31, 2011.

Stock-Based Compensation

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product revenues	$139	$189
Cost of services revenues	268	253
Research and development expenses	472	651
Marketing and selling expenses	1,218	968
General and administrative expenses	1,640	1,261
Total stock-based compensation	$3,737	$3,322

At March 31, 2011, the Company had $35.3 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

14.    STOCK REPURCHASES

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At March 31, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the three months ended March 31, 2011, the Company repurchased 1,983 shares of restricted stock from an employee to pay the minimum required withholding taxes upon the vesting of restricted stock.

At March 31, 2011 and December 31, 2010, treasury shares held by the Company totaled 3,975,569 shares and 4,163,765 shares, respectively.

15.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on certain investments. The following is a summary of the Company’s comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(5,117)	$(13,482)
Net changes in:
Foreign currency translation adjustment	5,392	(4,235)
Net change in unrealized losses on marketable securities	—	(4)
Total comprehensive income (loss)	$275	$(17,721)

16.    RESTRUCTURING COSTS AND ACCRUALS

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, the Company eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, the Company recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first quarter of 2011, the Company revised its previously recorded estimates of the severance costs and recorded a restructuring benefit of $3.6 million. The revisions primarily resulted from the final severance negotiations for certain European employees, as well as the hiring of certain employees into alternative positions at the Company. To date, total restructuring charges of $9.5 million have been recorded under the 2010 Plan.  The Company expects to record additional restructuring charges of approximately $1 million and complete the actions under the 2010 Plan during the first nine months of 2011.

In the second quarter of 2010, the Company also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first quarter of 2011, the Company recorded additional restructuring charges of approximately $0.1 million for revised estimates for the write-off of fixed assets related to the facilities closures.

2008 Restructuring Plan

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”) that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The 2008 Plan was intended to improve operational efficiencies and bring costs in line with expected revenues. In connection with the 2008 Plan, during the fourth quarter of 2008 the Company recorded restructuring charges of $20.4 million related to employee termination costs, $0.5 million for the closure of three small facilities and $1.9 million in cost of revenues related to the write-down of inventory for a divested product line.

During 2009 and 2010, the Company recorded additional restructuring charges of $30.0 million related to the 2008 Plan, including new restructuring charges of $14.8 million related to employee termination costs for approximately 320 additional employees; $12.3 million related to the closure of all or part of fifteen facilities; $0.8 million, recorded in cost of revenues, related to a write-down of inventory; and $2.1 million for revisions to previous estimates. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters of 2009 and were primarily the result of the expanded use of offshore development resources for R&D projects and the Company’s desire to better align its 2010 cost structure with revenue expectations.

During the first quarter of 2011, the Company recorded restructuring charges of $1.2 million related to the 2008 Plan, for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $54 million have been recorded under the 2008 Plan.

Accounting for Restructuring Plans

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

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2011 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2010	$11,835	$6,042	$202	$883	$18,962
New restructuring charges	—	20	—	—	20
Revisions of estimated liabilities	(3,605)	1,216	12	141	(2,236)
Accretion	—	48	—	—	48
Cash payments for employee-related charges	(2,468)	—	(178)	—	(2,646)
Cash payments for facilities, net of sublease income	—	(890)		(122)	(1,012)
Non-cash write-offs	—	—	—	(125)	(125)
Foreign exchange impact on ending balance	392	22	5	2	421
Accrual balance at March 31, 2011	$6,154	$6,458	$41	$779	$13,432

The employee-related accruals represent severance and outplacement costs to former employees that will be paid out within the next twelve months and were, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at March 31, 2011.

The facilities-related accruals represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.7 million were included in the caption “accrued expenses and other current liabilities” and $3.5 million were included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at March 31, 2011.

17.    SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers has determined that since January 1, 2010 the Company has one reportable segment. The following table sets forth activity for the Company’s revenues by type for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Video product revenues	$67,114	$58,135
Audio product revenues	70,221	70,544
Total products revenues	137,335	128,679

Services revenues:	28,988	27,277

Total net revenues	$166,323	$155,956

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation products and solutions for film, video, audio and broadcast professionals, as well as artists and creative enthusiasts. Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. Anyone who enjoys movies, television or music has almost certainly experienced the work of content creators who use our solutions to bring their creative visions to life. Around the globe, feature films, primetime television shows, news programs, commercials, live performances and chart-topping music hits are made using one or more of our solutions.

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

We routinely post important information for investors on the Investors page of our website at www.avid.com. Information contained in, or connected to, our website is not incorporated in this quarterly report and should not be considered part of this quarterly report.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Net revenues:
Product revenues	82.6%	82.5%
Services revenues	17.4%	17.5%
Total net revenues	100.0%	100.0%

Cost of revenues	47.9%	50.2%
Gross margin	52.1%	49.8%
Operating expenses:
Research and development	18.0%	19.3%
Marketing and selling	26.9%	26.8%
General and administrative	9.2%	9.4%
Amortization of intangible assets	1.3%	1.8%
Restructuring (recoveries) costs, net	(1.3%)	0.8%
Total operating expenses	54.1%	58.1%
Operating loss	(2.0%)	(8.3%)
Interest and other income (expense), net	(0.2%)	(0.0%)
Loss before income taxes	(2.2%)	(8.3%)
Provision for income taxes	0.9%	0.3%
Net loss	(3.1%)	(8.6%)

Total net revenues for the three months ended March 31, 2011 were $166.3 million, an increase of $10.4 million, or 6.6%, compared to the three months ended March 31, 2010, with revenues from products increasing by 6.7% and services revenues increasing by 6.3%. During the first three months of 2011, compared to the same period in 2010, video products revenues increased by $9.0 million and services revenues increased $1.7 million, while audio products revenues decreased by $0.3 million. The increase in our video products revenues was driven by higher sales volumes for most of our video product lines. During the three-month period ended March 31, 2011, we recognized additional revenues as a result of the adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

Our gross margin for the three months ended March 31, 2011 improved to 52.1%, compared to 49.8% for the same period in 2010. This change was driven by increases in both products and services gross margin percentage to 52.9% and 50.4%, respectively, for the three months ended March 31, 2011, compared to 50.8% and 48.5%, respectively, for the same period in 2010. The increase in products gross margin percentage was largely the result of the increase in products revenues for the 2011 period on relatively fixed costs, and our continuing design and release of higher-margin product offerings. The increase in services gross margin percentage was largely the result of management actions that have improved the utilization of services resources.

For the three months ended March 31, 2011, we had a net loss of $5.1 million, compared to a net loss of $13.5 million for the same period in 2010, largely as a result of our continuing focus on the management of operating expenses. The net loss for the first quarter of 2011 included charges of $2.8 million for acquisition-related intangible asset amortization and a net benefit of $2.2 million for revised estimates of the costs of our restructuring activities. The net loss for the first quarter of 2010 included charges of $3.8 million for acquisition-related intangible asset amortization, $1.3 million for restructuring costs and $0.7 million for acquisition-related activities.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and intangible assets; and income tax assets and liabilities. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. Our critical accounting policies may be found in our 2010 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” On January 1, 2011, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition, or the “Updates. As a result, our critical accounting policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” has been updated to reflect adoption of this guidance.

ASU No. 2009-13 requires the allocation of revenue to each unit of accounting using the relative selling price of each deliverable for multiple-element arrangements. ASU No. 2009-13 also amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method by establishing a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence, or VSOE, third-party evidence, or TPE, and the best estimate of selling price, or ESP. If VSOE is available, it is used to determine the selling price of a deliverable. If VSOE is not available, the entity must determine whether TPE is available. If so, TPE would be used to determine the selling price. If TPE is not available, then the entity is required to determine its ESP. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude from the scope of software revenue recognition requirements sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted. We adopted the Updates prospectively for new and materially modified arrangements originating after December 31, 2010.

Prior to adoption of the Updates, we generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, we will now typically recognize revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, we were generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by FASB ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance our recognition of revenues may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, we will now determine the fair value of the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will likely be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the three months ended March 31, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $4.5 million. This increase was primarily the result of sales arrangements now accounted for under the guidance of ASU No. 2009-13 that contained undelivered elements for which VSOE of fair value could not be established as of March 31, 2011. We cannot reasonably estimate the effect of the adoption of these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Effective January 1, 2011, our Policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” was changed to read as follows.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues we report. For example, we often receive multiple purchase orders or contracts from a single customer or a group of related parties that are evaluated to determine if they are, in effect, parts of a single arrangement. If they are determined to be parts of a single arrangement, revenues are recorded as if a single multiple-element arrangement exists.

Generally, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, consists of implementation and configuration and does not have to be performed by Avid. However, certain transactions for our video products, typically complex solution sales that include a significant number of products and may involve multiple customer sites, require us to perform an installation effort that we may deem to be complex, non-routine and essential to the functionality of the products delivered. In these situations, we do not recognize revenues for either the products shipped or services performed until the essential services have been completed. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer’s formal acceptance of the products and services has been received.

In the first quarter of fiscal 2011, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition. ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple-element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude sales of tangible products containing both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. We adopted this accounting guidance prospectively and applied its provisions to arrangements entered into or materially modified after December 31, 2010.

We recognize revenue from the sale of non-software products, including software bundled with hardware that is essential to the functionality of the hardware, under the general revenue recognition accounting guidance of ASC Topic 605, Revenue Recognition and ASC Subtopic 605-25 Revenue Recognition – Multiple-Element Arrangements. We recognize revenue in accordance with ASC Subtopic 985-605, Software – Revenue Recognition for the following types of sales transactions: (i) standalone sales of software products and related upgrades and (ii) sales of software elements bundled with non-software elements, when the software elements are not essential to the functionality of the non-software elements.

For 2011 and future periods, pursuant to the guidance of ASU No. 2009-13, when a sales arrangement contains multiple elements, such as non-software products, software products, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. Revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized using the guidance for recognizing software revenue, as amended.

The process for determining our ESP for deliverables without VSOE or TPE involves management’s judgment. We generally determine ESP based on the following.

•
We utilize a pricing model for our products to capture the right value given the product and market context. The model considers such factors as: (i) competitive reference prices for products that are similar but not functionally equivalent, (ii) differential value based on specific feature sets, (iii) geographic regions where the products are sold, (iv) customer price sensitivity, (v) price-cost-volume tradeoffs, and (vi) volume based pricing. Management approval ensures that all of our selling prices are consistent and within an acceptable range for use with the relative selling price method.

•
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the revision of some of our inputs. These modifications may result in consideration allocation in future periods that differs from the one presently in use. Absent a significant change in the pricing inputs, future changes in the pricing model are not expected to materially impact our allocation of arrangement consideration.

From time to time, we offer certain customers free upgrades or specified future products or enhancements. For software products, if elements are undelivered at the time of product shipment and provided that we have vendor-specific objective evidence of fair value for the undelivered elements, we defer the fair value of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied. If we cannot establish VSOE for each undelivered element, all revenue is deferred until all elements are delivered, we establish VSOE or the remaining contractual terms relating to the undelivered elements have been satisfied. For non-software products, if elements are undelivered at the time of product shipment, we defer the relative selling price of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied.

Approximately 62% of our first quarter 2011 revenues were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on our credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC Topic 605, ASC Subtopic 985-605 and Securities and Exchange Commission Staff Accounting Bulletin No. 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is successful, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended March 31, 2011 and 2010
(dollars in thousands)
	2011 Net Revenues	Change		2010 Net Revenues
		$	%
Video products revenues	$67,114	$8,979	15.4%	$58,135
Audio products revenues	70,221	(323)	(0.5%)	70,544
Total products revenues	137,335	8,656	6.7%	128,679

Services revenues	28,988	1,711	6.3%	27,277

Total net revenues	$166,323	$10,367	6.6%	$155,956

The $10.4 million increase in revenues for the 2011 period included a $9.0 million increase in our video products revenues driven by higher sales volumes and a $1.7 million increase in our services revenues. During the three-month period ended March 31, 2011, we recognized $4.5 million in products revenues as a result of the adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance.

Sales to international customers accounted for 60% of our consolidated net revenues in the first quarter of 2011, compared to 59% for the same period in 2010. International sales for the first quarter of 2011, compared to the first quarter of 2010, increased by $7.2 million, or 7.8%, compared to our worldwide increase in sales of 6.6%.

Net revenues derived through indirect sales channels were approximately 62% and 70% of our consolidated net revenues for the three months ended March 31, 2011 and 2010, respectively. The decrease in the percentage of revenues derived through indirect channels was largely driven by decreased revenues from our audio products, which have a higher percentage of sales through indirect channels than either video products or services.

Video Products Revenues

The 15.4% increase in revenues from our video products for the three months ended March 31, 2011, compared to the same period in 2010, was the result of increased revenues from almost all of our video product lines, including increased sales of our broadcast newsroom product lines and professional editors, as well as increased revenues from our Interplay production and media-asset management products and ISIS shared storage systems. These increases were all primarily the result of increased volumes, largely driven by our 2010 product introductions and the strengthening of the broadcast market, and were slightly offset by decreased revenues from our consumer editor product lines. We introduced our new Avid Studio product line in March 2011 and a new version of our Pinnacle Studio product line in February 2011 to strengthen our consumer video offerings. The increase in video product revenues was in all geographic regions.

Audio Products Revenues

The 0.5% decrease in revenues from our audio products for the three months ended March 31, 2011, compared to the same period in 2010, was the result of decreased revenues from many of our audio product lines, including our recording interfaces and high-end professional products. These decreases were mostly offset by a $3.6 million increase in revenues from our audio control surfaces, which was primarily related to our April 2010 acquisition of Euphonix. The decreases for our recording interfaces and high-end professional products were largely the result of shifts in product mix to higher-margin software products. In particular, we experienced a significant shift to our higher-margin Pro Tools software product introduced in the fourth quarter of 2010. Revenues for the first quarter of last year also benefited from successful upgrade promotions, not present in the 2011 period, for high-end professional audio products. Audio product revenues increased slightly in the Americas and Asia-Pacific regions and decreased slightly in Europe during the first quarter of 2011, compared to the same period in 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The increase in services revenues for the three months ended March 31, 2011, compared to the same period in 2010, was primarily the result of an increase in maintenance revenues. This increase was largely the result of an increase in new maintenance contracts and improved renewal rates for existing contracts.

COST OF REVENUES, GROSS PROFIT AND GROSS MARGIN PERCENTAGE

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services;
•	royalties for third-party software and hardware included in our products;
•	amortization of technology; and
•	providing professional services and training.

The amortization of technology, which represents the amortization of developed technology assets acquired in business combinations,  is described further in the “Amortization of Intangible Assets” section below.

Costs of Revenues for the Three Months Ended March 31, 2011 and 2010
(dollars in thousands)
	2011 Costs	Change		2010 Costs
		$	%
Cost of products revenues	$64,651	$1,382	2.2%	$63,269
Cost of services revenues	14,387	347	2.5%	14,040
Amortization of intangible assets	666	(300)	(31.1%)	966
Total cost of revenues	$79,704	$1,429	1.8%	$78,275

Gross profit	$86,619	$8,938	11.5%	$77,681

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

Gross Margin % for the Three Months Ended March 31, 2011 and 2010
	2011 Gross Margin %	Increase In Gross Margin %	2010 Gross Margin %
Products	52.9%	2.1%	50.8%
Services	50.4%	1.9%	48.5%

Total	52.1%	2.3%	49.8%

Increased products revenues on relatively fixed costs resulted in an increase in product gross margin percentage for the three months ended March 31, 2011, compared to the same period in 2010. Increased revenues from higher-margin software products such a Media Composer software and Pro Tools software were also a significant factor in our improved margins.

Improved utilization of services resources resulted in an increase in services gross margin percentage for the three months ended March 31, 2011, compared to the same period in 2010.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended March 31, 2011 and 2010
(dollars in thousands)
	2011 Expenses	Change		2010 Expenses
		$	%
Research and development expenses	$29,973	$(178)	(0.6%)	$30,151
Marketing and selling expenses	44,810	3,064	7.3%	41,746
General and administrative expenses	15,298	696	4.8%	14,602
Amortization of intangible assets	2,145	(712)	(24.9%)	2,857
Restructuring (recoveries) costs, net	(2,216)	(3,556)	(265.4%)	1,340
Total operating expenses	$90,010	$(686)	(0.8%)	$90,696

Operating loss	$(3,391)	$(9,624)	(73.9%)	$(13,015)

Research and Development

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Year-Over-Year Change in Research and Development Expenses for the Three Months Ended March 31, 2011
(dollars in thousands)
	2011 (Decrease) Increase From 2010
	$	%
Personnel-related expenses	$(2,208)	(10.7%)
Consulting and outside services expenses	956	30.1%
Computer hardware and supplies expenses	855	100.9%
Facilities and information technology infrastructure costs	567	20.1%
Other expenses	(348)	(21.1%)
Total research and development expenses decrease	$(178)	(0.6%)

The decrease in personnel-related expenses and the partially offsetting increase in consulting and outside services costs primarily resulted from our increased use of offshore development resources. The increases in facilities and information technology infrastructure costs expenses and computer hardware and supplies expenses were related to new product development initiatives started in 2010 and the first quarter of 2011. R&D expenses as a percentage of revenues decreased to 18.0% in the three-month period ended March 31, 2011 period, from 19.3% in the same 2010 period, primarily as a result of the increase in revenues for the 2011 period on relatively fixed R&D expenses.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

Year-Over-Year Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2011
(dollars in thousands)
	2011 Increase From 2010
	$	%
Tradeshow and other promotional expenses	$1,701	89.2%
Consulting and outside services	386	11.0%
Foreign exchange losses (gains)	378	135.2%
Bad debt expenses	314	185.1%
Other expenses	285	0.8%
Total marketing and selling expenses increase	$3,064	7.3%

The increased tradeshow and other promotional expenses and higher consulting and outside services costs resulted from our increased marketing program and tradeshow activity designed to capture incremental revenues, while the increase in bad debt expenses was largely the result of increased allowances required on higher revenues. During the 2011 period, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.1 million, compared to gains of $0.3 million in the 2010 period, resulting in a $0.4 million change from the offset to expense recorded during the first quarter of 2010. Marketing and selling expenses as a percentage of revenues increased slightly to 26.9% in the three-month period ended March 31, 2011, from 26.8% in the same 2010 period, as a result of the increase in expenses for the 2011 period, offset by the effect of the increase in revenues.

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

Year-Over-Year Change in General and Administrative Expenses for the Three Months Ended March 31, 2011
(dollars in thousands)
	2011 Increase (Decrease) From 2010
	$	%
Personnel-related expenses	$716	9.4%
Consulting and outside services expenses	436	97.0%
Facilities and information technology infrastructure costs	159	6.2%
Mergers and acquisitions costs	(686)	(100.0%)
Other expenses	71	2.2%
Total general and administrative expenses increase	$696	4.8%

The higher personnel-related expenses were largely the result of increased stock-based compensation expenses. The increased consulting and outside services costs were primarily the result of recruiting costs related to our business realignment initiated in the fourth quarter of 2010, while the higher facilities and information technology infrastructure costs were primarily the result of the relocation of our headquarters to Burlington, Massachusetts during the second quarter of 2010. The decrease in mergers and acquisitions costs was the result of acquisition-related costs incurred in the 2010 period that were not present in the 2011 period. General and administrative expenses as a percentage of revenues decreased to 9.2% in the 2011 period, from 9.4% in the 2010 period, as a result of the increase in revenues for the 2011 period, partially offset by the effect of the increase in expenses.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Three Months Ended March 31, 2011
(dollars in thousands)
	2011 Decrease From 2010
	$	%
Amortization of intangible assets recorded in cost of revenues	$(300)	(31.1%)
Amortization of intangible assets recorded in operating expenses	(712)	(24.9%)
Total amortization of intangible assets decrease	$(1,012)	(26.5%)

The decrease in amortization of intangible assets recorded in cost of revenues during the three-month period ended March 31, 2011, compared to the same 2010 period, was primarily the result of the completion during 2010 of the amortization of developed technologies related to our 2006 acquisition of Sibelius; partially offset by amortization resulting from the January 2010 acquisition of Blue Order. The decrease in amortization recorded in operating expenses for the same period was primarily the result the completion during 2010 of the amortization of intangible assets related to our past acquisitions of M-Audio, Pinnacle and MaxT, partially offset by amortization resulting from the acquisition of Blue Order.

Restructuring (Recoveries) Costs, Net

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, we eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, we recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first quarter of 2011, we revised our previously recorded estimates of severance costs and recorded a restructuring benefit of $3.6 million. The revisions primarily resulted from the final severance negotiations for certain European employees, as well as the hiring of certain employees into alternative positions at Avid. To date, total restructuring charges of approximately $9.5 million have been recorded under the 2010 Plan. We expect to record additional restructuring charges of approximately $1 million and complete the actions under the 2010 Plan during the first nine months of 2011.

In the second quarter of 2010, we also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first quarter of 2011, we recorded additional restructuring charges of approximately $0.1 million for revised estimates for the write-off of fixed assets related to the facilities closures.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan, that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The 2008 Plan was intended to improve operational efficiencies and bring costs in line with expected revenues. In connection with the 2008 Plan, during the fourth quarter of 2008 we recorded restructuring charges of $20.4 million related to employee termination costs, $0.5 million for the closure of three small facilities and $1.9 million in cost of revenues related to the write-down of inventory for a divested product line.

During 2009 and 2010, we recorded additional restructuring charges of $30.0 million related to the 2008 Plan, including new restructuring charges of $14.8 million related to employee termination costs for approximately 320 additional employees; $12.3 million related to the closure of all or part of fifteen facilities; $0.8 million, recorded in cost of revenues, related to a write-down of inventory; and $2.1 million for revisions to previous estimates. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters of 2009 and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During the first three months of 2011, we recorded restructuring charges of $1.2 million related to the 2008 Plan for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, approximately $54 million have been recorded under the 2008 Plan.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended March 31, 2011 and 2010
(dollars in thousands)
	2011 Income (Expense)	Change		2010 Income (Expense)
		$	%
Interest income	$59	$(76)	(56.3%)	$135
Interest expense	(422)	(213)	101.9%	(209)
Other income (expense), net	63	(11)	(14.9%)	74
Total interest and other income (expense), net	$(300)	$(300)	n/m	$—

The change in total interest and other income (expense), net for the three-month period ended March 31, 2011, compared to the same 2010 period, was primarily the result of increased interest expense related to our revolving credit facilities. We expect our interest expense to increase for the remainder of 2011, compared to 2010, as a result of the costs of our credit facilities. The magnitude of the increase will depend on the level of our borrowings.

PROVISION FOR INCOME TAXES, NET

Provision for Income Taxes, Net for the Three Months Ended March 31, 2011 and 2010
(dollars in thousands)
	2011 Provision	Change		2010 Provision
		$	%
Provision for income taxes, net	$1,426	$959	205.4%	$467

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 39% and 4%, respectively, for the three months ended March 31, 2011 and 2010. Our provision for income taxes and effective tax rate both increased for the 2011 period, compared to the 2010 period. These increases were primarily the result of increased foreign profits for the three-month period ended March 31, 2011, compared to the same period in 2010. Additionally, in the three-month period ended March 31, 2011, there was a discrete tax charge of $0.6 million related to a tax reserve established for a position taken in a prior period. No benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 5% and 64%, respectively, for the three-month periods ended March 31, 2011 and 2010. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. FASB ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at March 31, 2011 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances as well as from the proceeds of the issuance of common stock under our employee stock plans. At March 31, 2011 and December 31, 2010, our principal sources of liquidity included cash and cash equivalents totaling $33.2 million and $42.8 million, respectively, and available borrowings under our credit facilities as discussed below.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, which established two revolving credit facilities with combined maximum borrowings of up to $60 million. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity of date of October 1, 2014, at which time Wells Fargo’s commitments to provide additional credit shall be terminated and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities, and our Avid Technology International B.V., or Avid Europe, subsidiary is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

We expect to borrow against the line from time to time to cover short-term cash requirements in certain geographies or to otherwise meet the funding needs of the business. During the first quarter of 2011, our U.S. operations borrowed $8.0 million against the credit facilities to meet certain short-term cash requirements. All amounts borrowed were repaid during the quarter, and at March 31, 2011, there were no outstanding borrowings against the line. At March 31, 2011, we had total available borrowings of approximately $48.5 million under the credit facilities. Subsequent to March 31, 2011, our U.S. operations borrowed $13.0 million against the credit facilities to meet short-term cash requirements, none of which had been repaid as of the date of filing of this quarterly report.

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

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(6,864)	$(6,517)
Net cash used in investing activities	(3,354)	(8,960)
Net cash provided by (used in) financing activities	127	(727)
Effect of foreign currency exchange rates on cash and cash equivalents	529	(1,578)
Net decrease in cash and cash equivalents	$(9,562)	$(17,782)

Cash Flows from Operating Activities

For the three months ended March 31, 2011, net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and a decrease in accrued compensation and benefits, partially offset by an increase in deferred revenues and a decrease in accounts receivable. These changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense. For the three months ended March 31, 2010, net cash used in operating activities primarily reflected changes in working capital items, in particular a decrease in accrued liabilities and an increase in accounts receivable, as well as the negative impact of our net loss after adjustment for non-cash items.

Accounts receivable decreased by $5.3 million to $95.9 million at March 31, 2011 from $101.2 million at December 31, 2010. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 52 days at March 31, 2011, compared to 47 days at December 31, 2010. Our accounts receivable aging at March 31, 2011 is consistent with the December 31, 2010 aging, and we believe the increase in our DSO  is the result of the timing of revenue recognition and customer receipts, as well as the impact of foreign currency translation on our accounts receivables balances.

Inventories increased by $16.7 million to $125.1 million at March 31, 2011 from $108.4 million at December 31, 2010. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at March 31, 2011 was primarily the result of increased stocking levels to meet increased demand, as well as a buildup of inventory related to new product introductions. During parts of 2010, we experienced certain supply chain shortages that impacted our ability to meet the demand for certain of our products. At our current inventory levels, we believe we have improved our ability to meet product demand for the remainder of 2011. We also expect our inventory levels to decrease during the second half of 2011 as we work to better optimize our supply chain. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable increased by $0.2 million to $47.5 million at March 31, 2011 from $47.3 million at December 31, 2010. This slight increase is primarily the result of the timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits and other accrued liabilities, decreased by $13.3 million to $68.8 million at March 31, 2011 from $82.1 million at December 31, 2010. This decrease in accrued liabilities was largely the result of decreased accruals for payroll and other compensation, primarily due to the payment of 2010 bonuses accrued at December 31, 2010, and a decrease in restructuring-related obligations incurred in connection with restructuring activities during 2011 and prior periods. At March 31, 2011, we had restructuring accruals of $6.2 million and $7.2 million related to severance and lease obligations, respectively, including $3.5 million in lease obligations recorded as long-term liabilities Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $11.7 million at March 31, 2011. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $3.7 million during the first three months of 2011. All payments related to restructuring actions are expected to be funded through working capital. See Note 16 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the three months ended March 31, 2011.

Deferred revenues increased by $10.8 million to $51.4 million at March 31, 2011, from $40.6 million at December 31, 2010. This increase was largely the result of an increase in deferrals related to maintenance contracts, resulting from an increase in new maintenance contracts and improved renewal rates for existing contracts, as well as the timing of contract renewals.

Cash Flows from Investing Activities

For the three months ended March 31, 2011, the net cash flow used in investing activities primarily reflected $3.5 million used for the purchase of property and equipment. For the three months ended March 31, 2010, the net cash flow used in investing activities primarily reflected $16.1 million paid to acquire Blue Order and $10.0 million used for the purchase of property and equipment, partially offset by net proceeds of $16.9 million resulting from the timing of the sale and purchase of marketable securities.

While our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems, the significant decrease in property and equipment purchases in the 2011 period primarily reflected our increased costs in 2010, which were not present in 2011, for leasehold improvements, furniture and equipment associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010.

Cash Flows from Financing Activities

For the three months ended March 31, 2011, the net cash flow provided by financing activities primarily reflected proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by costs associated with tax withholding obligations resulting from the issuance of common stock under the plans. Also during the first three months of 2011, our U.S. operations borrowed and repaid $8.0 million under our revolving credit facilities to meet certain short-term cash requirements. For the three months ended March 31, 2010, the net cash flow used in financing activities reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by stock proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, we adopted FASB ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition. See our critical accounting policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 2 under the heading “Critical Accounting Policies and Estimates” and Note 1 to our unaudited condensed consolidated financial statements included in Item 1 of this report for a further discussion of the impact of adoption of this guidance.

Other than the new revenue recognition guidance disclosed above and adopted on January 1, 2011, there are no other new accounting pronouncements that are of significance, or potential significance, to us.

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

We may use derivatives in the form of foreign currency forward contracts to manage certain short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of our ongoing international business operations. We do not enter into any derivative instruments for trading or speculative purposes. The success of our hedging programs depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

As required by FASB ASC Topic 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though we elect not to apply hedge accounting under ASC Topic 815.

From time to time, we may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. During the three-month periods ended March 31, 2011 and 2010, we did not use forward contracts to hedge the foreign exchange currency risk associated with our forecasted euro-denominated sales transactions, and no such foreign currency forward contracts existed at either March 31, 2011 or December 31, 2010.

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities.

At March 31, 2011, we had foreign currency forward contracts outstanding with an aggregate notional value of $63.2 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. The mark-to-market effect associated with foreign currency forward contracts was a net unrealized gain of $49 thousand at March 31, 2011. For the three months ended March 31, 2011, net gains of $2.2 million resulting from forward contracts and $2.3 million of net transaction and remeasurement losses on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At March 31, 2011, we held $33.2 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any control system reflects the fact that there are limited resources, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to human error or mistake. Additionally, controls can be circumvented by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended March 31, 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
January 1 – January 31, 2011	–	$–	–	$80,325,905
February 1 – February 28, 2011	–	–	–	80,325,905
March 1 – March 31, 2011	1,983	22.40	–	80,325,905
	1,983	$22.40	–	$80,325,905

(a)	In March 2011, we repurchased 1,983 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At March 31, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

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

Date: May 9, 2011	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	2011 Executive Bonus Plan		8-K	February 17, 2011	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
__________________________________________________________________
  # Management contract or compensatory plan identified pursuant to Item 15(a)(3)