Form 10-Q
period 2011-06-30
AVID TECHNOLOGY, INC.
filed 2011-08-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 2, 2011 was 38,536,531.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this quarterly report that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “confidence,” “may,” “plan,” “feel,” “should,” “will” and “would,” or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained in this quarterly report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Products	$129,190	$134,134	$266,525	$262,813
Services	32,154	28,026	61,142	55,303
Total net revenues	161,344	162,160	327,667	318,116

Cost of revenues:
Products	62,964	65,837	127,615	129,106
Services	15,312	13,139	29,699	27,179
Amortization of intangible assets	685	946	1,351	1,912
Total cost of revenues	78,961	79,922	158,665	158,197
Gross profit	82,383	82,238	169,002	159,919

Operating expenses:
Research and development	30,453	30,268	60,426	60,419
Marketing and selling	46,052	44,474	90,862	86,220
General and administrative	14,920	13,879	30,218	28,481
Amortization of intangible assets	2,161	2,417	4,306	5,274
Restructuring and other (recoveries) costs, net	(163)	4,007	(2,379)	5,347
Loss on sales of assets	597	—	597	—
Total operating expenses	94,020	95,045	184,030	185,741

Operating loss	(11,637)	(12,807)	(15,028)	(25,822)

Interest income	9	6	68	141
Interest expense	(717)	(252)	(1,139)	(461)
Other income (expense), net	(60)	144	3	218
Loss before income taxes	(12,405)	(12,909)	(16,096)	(25,924)
(Benefit from) provision for income taxes, net	(543)	(3)	883	464
Net loss	$(11,862)	$(12,906)	$(16,979)	$(26,388)

Net loss per common share – basic and diluted	$(0.31)	$(0.34)	$(0.44)	$(0.70)

Weighted-average common shares outstanding – basic and diluted	38,413	37,909	38,323	37,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,557	$42,782
Accounts receivable, net of allowances of $15,400 and $17,149 at June 30, 2011 and December 31, 2010, respectively	98,386	101,171
Inventories	129,795	108,357
Deferred tax assets, net	1,144	1,068
Prepaid expenses	7,628	7,688
Other current assets	15,622	16,130
Total current assets	290,132	277,196

Property and equipment, net	59,254	62,519
Intangible assets, net	24,625	29,750
Goodwill	247,520	246,997
Other assets	11,065	10,109
Total assets	$632,596	$626,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$13,000	$—
Accounts payable	44,777	47,340
Accrued compensation and benefits	31,834	41,101
Accrued expenses and other current liabilities	35,560	40,986
Income taxes payable	2,801	4,640
Deferred revenues	49,341	40,585
Total current liabilities	177,313	174,652

Long-term liabilities	28,036	25,309
Total liabilities	205,349	199,961

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,012,348	1,005,198
Accumulated deficit	(515,963)	(495,254)
Treasury stock at cost, net of reissuances	(84,834)	(91,025)
Accumulated other comprehensive income	15,273	7,268
Total stockholders’ equity	427,247	426,610
Total liabilities and stockholders’ equity	$632,596	$626,571

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,979)	$(26,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,875	16,497
Provision for (recoveries of) doubtful accounts	459	(10)
Non-cash provision for restructuring	125	249
Loss on sales of assets	597	—
Gain on disposal of fixed assets	(6)	(46)
Compensation expense from stock grants and options	8,262	6,986
Unrealized foreign currency transaction losses (gains)	6,490	(5,248)
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(4)	(250)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	2,228	(17,521)
Inventories	(21,438)	1,744
Prepaid expenses and other current assets	(208)	5,269
Accounts payable	(2,625)	20,920
Accrued expenses, compensation and benefits, and other liabilities	(16,246)	(18,482)
Income taxes payable	(2,031)	(967)
Deferred revenues	11,815	8,346
Net cash used in operating activities	(13,686)	(8,901)

Cash flows from investing activities:
Purchases of property and equipment	(6,078)	(22,509)
(Increase) decrease in other long-term assets	(574)	67
Payments for business acquisitions, net of cash acquired	—	(27,008)
Purchases of marketable securities	—	(2,250)
Proceeds from sales of marketable securities	—	19,605
Net cash used in investing activities	(6,652)	(32,095)

Cash flows from financing activities:
Proceeds from (payments related to) the issuance of common stock under employee stock plans, net	1,349	(322)
Proceeds from revolving credit facilities	21,000	—
Payments on revolving credit facilities	(8,000)	—
Net cash provided by (used in) financing activities	14,349	(322)

Effect of exchange rate changes on cash and cash equivalents	764	(3,406)
Net decrease in cash and cash equivalents	(5,225)	(44,724)
Cash and cash equivalents at beginning of period	42,782	91,517
Cash and cash equivalents at end of period	$37,557	$46,793

Supplemental information:
Cash paid for income taxes, net of refunds	$2,541	$2,472

Non-cash investing activities:
Landlord allowance for leasehold improvements	$—	$6,036
Issuance of common stock for business acquisition	$—	$5,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements for, and as of, the year ended December 31, 2010 in its 2010 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company’s preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, fair value measurements and income tax asset valuation allowances. Actual results could differ from the Company’s estimates.

The Company evaluated subsequent events through the date of issuance of these financial statements and determined that no recognized or unrecognized subsequent events required recognition or disclosure.

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

Prior to adoption of the Updates, the Company generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, the Company now typically recognizes revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, the Company was generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance, revenue may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, the Company will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will likely be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the three and six months ended June 30, 2011, adoption of the Updates resulted in increases in total revenues of approximately $1.8 million and $6.3 million, respectively. These increases were primarily the result of sales arrangements now accounted for under the guidance of ASU No. 2009-13 that contained undelivered elements for which VSOE of fair value could not be established as of June 30, 2011. The Company cannot reasonably estimate the effect of the adoption of the Updates on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Effective January 1, 2011, the Company adopted the following policy for Revenue Recognition.

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

For 2011 and future periods, pursuant to the guidance of ASU No. 2009-13, when a sales arrangement contains multiple elements, such as non-software products, software products, customer support services, and/or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. Revenue is allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized using the guidance for recognizing software revenue, as amended.

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

Approximately 61% of the Company’s revenues for the first six months of 2011 were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, the Company generally records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While the Company believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options	3,903	5,236	3,357	4,831
Non-vested restricted stock and restricted stock units	810	453	600	466
Anti-dilutive potential common shares	4,713	5,689	3,957	5,297

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options	166	20	247	14
Non-vested restricted stock and restricted stock units	36	29	103	37
Anti-dilutive common stock equivalents	202	49	350	51

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

The Company from time to time may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges are initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. Any ineffective portion of the change in fair value is recognized directly into earnings. The Company did not use forward contracts to hedge the foreign exchange currency risk associated with its forecasted euro-denominated sales transactions during the three- and six-month periods ended June 30, 2011 and 2010, and no such foreign currency forward contracts existed at either June 30, 2011 or December 31, 2010.

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

At June 30, 2011 and December 31, 2010, the Company had foreign currency forward contracts outstanding with notional values of $65.3 million and $47.4 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at June 30, 2011 and December 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at December 31, 2010
Financial assets:
Foreign currency forward contracts	Other current assets	$242	$389

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$454	$1

The following table sets forth the net foreign exchange gains recorded within marketing and selling expenses in the Company’s statements of operations during the three- and six-month periods ended June 30, 2011 and 2010 that resulted from the Company’s foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain Recorded in Marketing and Selling Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency forward contracts	$639	$5	$540	$281

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents and foreign currency forward contracts. At June 30, 2011, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,113	$1,113	$—	$—
Foreign currency forward contracts	242	—	242	—

Financial Liabilities:
Deferred compensation obligations	$4,033	$1,113	$2,920	$—
Foreign currency forward contracts	454	—	454	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Benefit plan and deferred compensation assets	$1,366	$998	$368	$—
Foreign currency forward contracts	389	—	389	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$4,226	$998	$3,228	$—
Foreign currency forward contracts	1	—	1	—

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

The carrying amounts of our other financial assets and liabilities including accounts receivable, borrowings under revolving credit facilities, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the six-month period ended June 30, 2011 and the twelve-month period ended December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Six Months Ended June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$1,542	$—	$1,542	$—	$1,542

		Fair Value Measurements Using
	Twelve Months Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,718	$—	$4,718	$—	$4,718

During the six-month period ended June 30, 2011 and the twelve-month period ended December 31, 2010, the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. See Note 16 for further information on the Company’s restructuring activities.

5.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$113,786	$118,320
Less:
Allowance for doubtful accounts	(1,968)	(3,051)
Allowance for sales returns and rebates	(13,432)	(14,098)
	$98,386	$101,171

The accounts receivable balances at June 30, 2011 and December 31, 2010 excluded approximately $9.0 million and $16.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

6.    INVENTORIES

Inventories consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$12,318	$12,147
Work in process	614	411
Finished goods	116,863	95,799
	$129,795	$108,357

At June 30, 2011 and December 31, 2010, the finished goods inventory included inventory at customer locations of $12.2 million and $12.5 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Computer and video equipment and software	$131,742	$125,690
Manufacturing tooling and testbeds	6,252	6,234
Office equipment	4,855	4,785
Furniture and fixtures	12,909	12,745
Leasehold improvements	35,965	37,002
	191,723	186,456
Accumulated depreciation and amortization	(132,469)	(123,937)
	$59,254	$62,519

During the three months ended June 30, 2011, the Company determined it was appropriate to revise the way it classifies certain fixed assets. As a result, approximately $2.6 million of fixed assets previously reported as leasehold improvements at December 31, 2010 have been included in office equipment for the current presentation.

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

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$419,420	$418,897
Accumulated impairment losses	(171,900)	(171,900)
	$247,520	$246,997

Changes in the carrying amount of the Company’s goodwill during the six months ended June 30, 2011 consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2010	$246,997
Blue Order acquisition purchase accounting allocation adjustments	(105)
Euphonix acquisition purchase accounting allocation adjustments	(176)
Foreign exchange and other adjustments	804
Goodwill balance at June 30, 2011	$247,520

There were no interim indicators of goodwill impairment during the three or six months ended June 30, 2011.

Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net(a)	Gross	Accumulated Amortization	Net
Completed technologies and patents	$75,263	$(69,525)	$5,738	$74,820	$(68,026)	$6,794
Customer relationships	68,587	(51,009)	17,578	68,330	(47,344)	20,986
Trade names	14,797	(14,220)	577	14,772	(13,737)	1,035
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements (b)	1,502	(770)	732	1,576	(641)	935
	$160,709	$(136,084)	$24,625	$160,058	$(130,308)	$29,750

(a)	The June 30, 2011 net amounts include foreign currency translation changes of approximately $0.5 million from the December 31, 2010 amounts.
(b)	During the six months ended June 30, 2011, the Company wrote-off a fully amortized non-compete agreement with a gross value of approximately $0.2 million.

Amortization expense related to all intangible assets in the aggregate was $2.8 million and $3.4 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $5.7 million and $7.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. The Company expects amortization of these intangible assets to be approximately $6 million for the remainder of 2011, $8 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $1 million in 2016.

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Long-term deferred tax liabilities, net	$2,256	$2,154
Long-term deferred revenue	12,023	8,923
Long-term deferred rent	10,847	11,094
Long-term accrued restructuring	2,910	3,138
	$28,036	$25,309

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

Opengate SpA (“Opengate”), an entity in liquidation represented by the Trustee in Bankruptcy, Dr. Marco Fiorentini, brought a claim against the Company’s subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy sought to recover €2,700,000 in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. In June 2011, the Company and Opengate agreed to settle the claim, and an immaterial settlement amount was accrued by the Company as a loss contingency. The Company expects that the settlement will be finalized and the settlement amount will be paid to Opengate during the third quarter of 2011.

The Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN$1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company has three letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords at June 30, 2011 would have been eligible to draw against the letters of credit up to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth lease years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At June 30, 2011, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit up to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At June 30, 2011, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At June 30, 2011 and December 31, 2010, the Company’s maximum recourse exposure totaled approximately $0.7 million and $1.0 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At June 30, 2011 and December 31, 2010, the Company’s accruals for estimated losses were $0.2 million and $0.5 million, respectively.

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

The following table sets forth activity for the Company’s product warranty accrual as recorded in “accrued expenses and other current liabilities” for the six-month periods ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Accrual balance at beginning of period	$4,492	$4,454
Accruals for product warranties	3,193	2,590
Cost of warranty claims	(2,977)	(2,599)
Accrual balance at end of period	$4,708	$4,445

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

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrowers’ payment obligations may be accelerated, including guarantees and liens on substantially all of the Borrowers’ assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc. (“Avid Technology”) maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities, and its subsidiary, Avid Technology International B.V. (“Avid Europe”), is required to maintain liquidity (comprised of unused availability under Avid Europe’s portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe’s portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

During the second quarter of 2011, Avid Technology borrowed $13.0 million against the credit facilities to meet certain short-term cash requirements, none of which had been repaid as of the date of issuance of these financial statements. The weighted-average interest rate on the outstanding balance at June 30, 2011 was 5.00%. At June 30, 2011, the Borrowers were in compliance with all debt agreement covenants and had additional available borrowings under the credit facilities of approximately $35.5 million after taking into consideration the liquidity covenant. Avid Technology or the other eligible borrowers under the credit facilities expect to borrow against the line of credit above the current outstanding borrowings to cover cash requirements during the remainder of the year as may be required to meet the short-term funding needs of the business.

13.    ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants. Options generally allow the purchase of common stock at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 3,030,273 at June 30, 2011, including 373,627 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.21%	1.92%
Expected volatility	40.5%	46.1%
Expected life (in years)	4.49	4.50
Weighted-average fair value of options granted	$7.89	$5.56

The following table summarizes changes in the Company’s stock options outstanding during the six months ended June 30, 2011:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	5,241,898	$19.76

Granted	990,900	$21.24
Exercised	(148,191)	$13.10
Forfeited or expired	(318,709)	$21.19
Options outstanding at June 30, 2011 (a)	5,765,898	$20.11	5.07 years	$13,839
Options vested at June 30, 2011 or expected to vest	5,061,427	$20.25	5.05 years	$12,223
Options exercisable at June 30, 2011	1,786,251	$22.91	4.52 years	$4,325

(a)	Options outstanding at June 30, 2011 included 1,760,155 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic values of stock options exercised during the six-month periods ended June 30, 2011 and 2010 were approximately $1.1 million and $0.1 million, respectively. Cash amounts received from the exercise of stock options were $1.9 million and $0.3 million for the six-month periods ended June 30, 2011 and 2010, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods ended June 30, 2011 and 2010 due to the full valuation allowance on the Company’s U.S. deferred tax assets.
The following table sets forth the weighted-average key assumptions used for Monte Carlo valuations of restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.11%	4.16%
Expected volatility	41.4%	46.8%
Expected life (in years)	3.00	4.49

The following table summarizes changes in the Company’s non-vested restricted stock units during the six months ended June 30, 2011:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	573,264	$18.15

Granted (a)	532,000	$21.71
Vested	(174,630)	$26.53
Forfeited	(12,282)	$21.13
Non-vested at June 30, 2011 (b)	918,352	$19.41	2.35 years	$17,293
Expected to vest	723,493	$19.61	2.19 years	$13,623

(a)
Restricted stock units granted during the six months ended June 30, 2011 included 245,000 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at June 30, 2011 included 488,300 units that had vesting based on either market conditions or a combination of performance and market conditions.

The weighted-average fair value of restricted stock units granted during the six-month period ended June 30, 2010 was $13.92.

The following table summarizes changes in the Company’s non-vested restricted stock during the six months ended June 30, 2011:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	25,000	$25.41

Granted	—	—
Vested	(12,500)	$25.41
Forfeited	—	—
Non-vested at June 30, 2011	12,500	$25.41	0.47 years	$235

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC Subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, share purchase rights granted under the ESPP.

The following table sets forth the weighted-average key assumptions and fair value results for share purchase rights granted under the ESPP during the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.23%	1.15%
Expected volatility	40.9%	44.9%
Expected life (in years)	0.24	0.24
Weighted-average fair value per right granted	$2.83	$2.24

Under the ESPP, the Company issued 40,915 shares at an average price per share of $14.96 and 52,367 shares at an average price per share of $11.50 during the six months ended June 30, 2011 and 2010, respectively. A total of 695,811 shares remained available for issuance under the ESPP at June 30, 2011.

Stock-Based Compensation

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At June 30, 2011, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management staff and other employee awards.

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product revenues	$110	$197	$249	$386
Cost of services revenues	277	282	545	535
Research and development expenses	427	547	899	1,198
Marketing and selling expenses	1,356	1,107	2,574	2,075
General and administrative expenses	2,355	1,531	3,995	2,792
Total stock-based compensation	$4,525	$3,664	$8,262	$6,986

Stock-based compensation expense increased for both the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010, as a result of the timing of the Company’s 2011 grant cycle and incremental expense related to the reversal of the forfeiture rate applied to certain grant tranches. At June 30, 2011, the Company had $31.1 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

14.    STOCK REPURCHASES

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At June 30, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the six months ended June 30, 2011, the Company acquired upon surrender 4,590 shares of restricted stock from an employee to pay the minimum required withholding taxes upon the vesting of restricted stock.

At June 30, 2011 and December 31, 2010, treasury shares held by the Company totaled 3,857,669 shares and 4,163,765 shares, respectively.

15.    COMPREHENSIVE LOSS

Total comprehensive loss, net of taxes, consists of net loss and the net changes in foreign currency translation adjustment and net unrealized gains and losses on marketable securities. The following is a summary of the Company’s comprehensive loss for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(11,862)	$(12,906)	$(16,979)	$(26,388)
Net changes in:
Foreign currency translation adjustment	2,168	(6,018)	7,560	(10,253)
Unrealized gains from defined benefit plan	445	—	445	—
Unrealized losses on marketable securities	—	—	—	(4)
Total comprehensive loss	$(9,249)	$(18,924)	$(8,974)	$(36,645)

16.    RESTRUCTURING COSTS AND ACCRUALS

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, the Company eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, the Company recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first six months of 2011, the Company revised its previously recorded estimates of the severance costs and recorded a restructuring benefit of $3.9 million. The revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at the Company. To date, total restructuring charges of approximately $9 million have been recorded under the 2010 Plan. The Company expects to record additional restructuring charges of approximately $1 million and complete the actions under the 2010 Plan during 2011.

In the second quarter of 2010, the Company also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first six months of 2011, the Company recorded additional restructuring charges of approximately $0.2 million primarily for revised estimates for the write-off of fixed assets related to the facilities closures.

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

During the first six months of 2011, the Company recorded restructuring charges of $1.4 million related to the 2008 Plan, for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $54 million have been recorded under the 2008 Plan.

Restructuring and Other (Recoveries) Costs Summary

For the three- and six-month periods ended June 30, 2010, also included in the Company’s results of operations under the caption “restructuring and other (recoveries) costs, net” were costs of $3.8 million related to the Company’s exit from its Tewksbury, Massachusetts headquarters lease. The following table summarizes restructuring and other (recoveries) costs for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-acquisition-related restructuring charges	$(163)	$213	$(2,532)	$828
Acquisition-related restructuring charges	—	—	153	725
Tewksbury facility exit costs	—	3,794	—	3,794
Restructuring and other (recoveries) costs, net	$(163)	$4,007	$(2,379)	$5,347

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

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2011 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2010	$11,835	$6,042	$202	$883	$18,962
New restructuring charges	—	20	—	—	20
Revisions of estimated liabilities	(3,933)	1,381	12	141	(2,399)
Accretion	—	94	—	—	94
Cash payments for employee-related charges	(5,157)	—	(178)	—	(5,335)
Cash payments for facilities, net of sublease income	—	(1,671)	—	(237)	(1,908)
Non-cash write-offs	—	—	—	(125)	(125)
Foreign exchange impact on ending balance	486	25	6	1	518
Accrual balance at June 30, 2011	$3,231	$5,891	$42	$663	$9,827

The employee-related accruals represent severance and outplacement costs to former employees that will be paid out within the next twelve months and were, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2011.

The facilities-related accruals represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.6 million were included in the caption “accrued expenses and other current liabilities” and $2.9 million were included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at June 30, 2011.

17.    SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers has determined that since January 1, 2010 the Company has one reportable segment. The following table sets forth activity for the Company’s revenues by type for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Video products revenues	$65,244	$66,913	$132,328	$125,048
Audio products revenues	63,946	67,221	134,197	137,765
Total products revenues	129,190	134,134	266,525	262,813

Services revenues:	32,154	28,026	61,142	55,303

Total net revenues	$161,344	$162,160	$327,667	$318,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	80.1%	82.7%	81.3%	82.6%
Services revenues	19.9%	17.3%	18.7%	17.4%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	48.9%	49.3%	48.4%	49.7%
Gross margin	51.1%	50.7%	51.6%	50.3%
Operating expenses:
Research and development	18.9%	18.7%	18.4%	19.0%
Marketing and selling	28.5%	27.4%	27.7%	27.1%
General and administrative	9.2%	8.5%	9.2%	8.9%
Amortization of intangible assets	1.4%	1.5%	1.4%	1.7%
Restructuring and other (recoveries) costs, net	(0.0%)	2.5%	(0.7%)	1.7%
Loss on sales of assets	0.3%	—	0.2%	—
Total operating expenses	58.3%	58.6%	56.2%	58.4%
Operating loss	(7.2%)	(7.9%)	(4.6%)	(8.1%)
Interest and other income (expense), net	(0.5%)	(0.1%)	(0.3%)	(0.0%)
Loss before income taxes	(7.7%)	(8.0%)	(4.9%)	(8.1%)
Provision for (benefit from) income taxes	(0.3%)	(0.0%)	0.3%	0.2%
Net loss	(7.4%)	(8.0%)	(5.2%)	(8.3%)

Our revenues for the three-month period ended June 30, 2011 were $161.3 million, a decrease of $0.8 million, or 0.5%, compared to the three-month period ended June 30, 2010, with revenues from products decreasing by 3.7% and services revenues increasing by 14.7%. During the second quarter of 2011, compared to the same period in 2010, video products revenues decreased by $1.7 million, audio products revenues decreased by $3.3 million and services revenues increased by $4.1 million. Our revenues for the six-month period ended June 30, 2011 were $327.7 million, an increase of $9.6 million, or 3.0%, compared to the six-month period ended June 30, 2010, with revenues from products increasing by 1.4% and services revenues increasing by 10.6%. During the first six months of 2011, compared to the same period in 2010, video products revenues increased by $7.3 million and services revenues increased by $5.8 million, while audio products revenues decreased by $3.6 million. During the first six months of 2011, we recognized additional revenues as a result of the adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

Sales to international customers accounted for 56% and 58% of our consolidated net revenues for the three- and six-month periods ended June 30, 2011, respectively, compared to 55% and 57% for the same periods in 2010. International sales for the first six months of 2011, compared to the same period in 2010, increased by $8.8 million, or 4.8%, compared to our worldwide increase in sales of 3.0%. International sales benefitted from favorable foreign currency fluctuations in the six months ended June 30, 2011. In the second quarter, we saw significant sequential decline in international revenues. This decline, primarily in Europe, was the result of economic uncertainties in certain countries, as well as internal challenges that led to a realignment of our sales team in Europe.

Net revenues derived through indirect sales channels were approximately 61% of our net revenues for both the three- and six-month periods ended June 30, 2011, respectively, compared to 65% and 67% for the same periods in 2010. These decreases in the percentage of revenues derived through indirect channels were largely driven by decreased revenues from our audio products, which have a higher percentage of sales through indirect channels than either video products or services.

Our gross margin for the three-month period ended June 30, 2011 improved to 51.1%, compared to 50.7% for the same period in 2010. This change was driven by an increase in products gross margin percentage to 51.3%, which was partially offset by a decrease in services gross margin to 52.4%. This compares to products and services gross margins of 50.9% and 53.1%, respectively, for the 2010 period. Our gross margin for the six-month period ended June 30, 2011 improved to 51.6%, compared to 50.3% for the same period in 2010. This change was driven by increases in products gross margin percentage to 52.1% and services gross margin to 51.4%. This compares to products and services gross margins that were both 50.9% for the 2010 period. The increases in products gross margin percentage for both 2011 periods were the result of decreases in products costs for the 2011 periods, primarily due to shifts in product mix. The increase in revenues for the six-month period also contributed to the increased gross margin percentage for that period. Improved utilization of services resources on increased revenues resulted in the increases in services gross margin percentage for both the three- and six-month periods.

For the three- and six-month periods ended June 30, 2011, we recorded net losses of $11.9 million and $17.0 million, respectively, compared to net losses of $12.9 million and $26.4 million for the same periods in 2010. The reduction in net loss in both periods was largely as a result of our continuing focus on the management of operating expenses. The net loss for the three-month period ended June 30, 2011 included charges of $2.8 million for acquisition-related intangible asset amortization and a loss from the sales of assets of $0.6 million, which were partially offset by a net benefit of $0.2 million for revised estimates of the costs of our restructuring activities. The net loss for the three-month period ended June 30, 2010 included charges of $3.4 million for acquisition-related intangible asset amortization, $4.0 million for restructuring costs and $0.1 million for acquisition-related activities. The net loss for the six-month period ended June 30, 2011 included charges of $5.7 million for acquisition-related intangible asset amortization and a loss from the sales of assets of $0.6 million, which were partially offset by a net benefit of $2.4 million for revised estimates of the costs of our restructuring activities. The net loss for the six-month period ended June 30, 2010 included charges of $7.2 million for acquisition-related intangible asset amortization; $5.3 million for restructuring and other costs, including costs of $3.8 million related our exit from our Tewksbury, Massachusetts headquarters lease; and $0.8 million for acquisition-related activities.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and intangible assets; and income tax assets and liabilities. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. Our critical accounting policies may be found in our 2010 Annual Report on Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” On January 1, 2011, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition, or the Updates. As a result, our critical accounting policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” has been updated to reflect adoption of this guidance.

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

Prior to adoption of the Updates, we generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, we will now typically recognize revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, we were generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by FASB ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance our recognition of revenues may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, we will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will likely be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the three- and six-month periods ended June 30, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $1.8 million and $6.3 million, respectively. These increases were primarily the result of sales arrangements now accounted for under the guidance of ASU No. 2009-13 that contained undelivered elements for which VSOE of fair value could not be established as of June 30, 2011. We cannot reasonably estimate the effect of the adoption of these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Effective January 1, 2011, we adopted the following policy for “Revenue Recognition.”

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

For 2011 and future periods, pursuant to the guidance of ASU No. 2009-13, when a sales arrangement contains multiple elements, such as non-software products, software products, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. Revenue is allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized using the guidance for recognizing software revenue, as amended.

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

Approximately 61% of our revenues for the first half of 2011 were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

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

Net Revenues for the Three Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Net Revenues	Change		2010 Net Revenues
		$	%
Video products revenues	$65,244	$(1,669)	(2.5%)	$66,913
Audio products revenues	63,946	(3,275)	(4.9%)	67,221
Total products revenues	129,190	(4,944)	(3.7%)	134,134

Services revenues	32,154	4,128	14.7%	28,026

Total net revenues	$161,344	$(816)	(0.5%)	$162,160

Net Revenues for the Six Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Net Revenues	Change		2010 Net Revenues
		$	%
Video products revenues	$132,328	$7,280	5.8%	$125,048
Audio products revenues	134,197	(3,568)	(2.6%)	137,765
Total products revenues	266,525	3,712	1.4%	262,813

Services revenues	61,142	5,839	10.6%	55,303

Total net revenues	$327,667	$9,551	3.0%	$318,116

The $0.8 million decrease in revenues for the three-month period ended June 30, 2011 period, which was net of an increase of approximately $4.9 million for the favorable impact of currency exchange rates, consisted of a decrease of $3.3 million in our audio revenues and a $1.7 million decrease in our video products revenues, partially offset by a $4.1 million increase in our services revenues. The $9.6 million increase in revenues for the six-month period ended June 30, 2011 period included a $7.3 million increase in our video products revenues and a $5.8 million increase in our services revenues, partially offset by a $3.6 million decrease in our audio products revenues. During the three- and six-month periods ended June 30, 2011, respectively, we recognized $1.8 million and $6.3 million in products revenues as a result of the adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance.

Video Products Revenues

The 2.5% decrease in our video products revenues for the three months ended June 30, 2011 was primarily the result of decreased revenues from our on-air graphics and news automation product offerings. This decrease was partially offset by strong sales from our shared storage systems and our recently introduced Avid Studio consumer video editor. We introduced the Avid Studio product line in March 2011 and a new version of our Pinnacle Studio product line in February 2011 to strengthen our consumer video offerings. Video products revenues decreased in the Asia-Pacific region, decreased slightly in the Americas and increased slightly in Europe during the second quarter of 2011, compared to the same period in 2010.

The 5.8% increase in our video products revenues for the six months ended June 30, 2011 was the result of growth across most of our video product lines, compared to the same period in 2010. Video products revenues increased in all geographic regions during the first six months of 2011, compared to the same period in 2010.

Audio Products Revenues

The 4.9% and 2.6% decreases in revenues from our audio products for the three and six months ended June 30, 2011, respectively, were largely the result of decreased revenues from our higher-end audio systems. This decrease was due to slower than anticipated market adoption of some of our Pro Tools HD hardware products launched in the fourth quarter of 2010. These decreases were partially offset by increases in revenues from our audio control surfaces and speaker product lines in both periods. We also experienced revenue increases related to our Pro Tools software product also introduced in the fourth quarter of 2010. Revenues for the first half of last year also benefited from successful upgrade promotions, not present in the 2011 period, for high-end professional audio products. Audio products revenues increased slightly in the Americas and decreased in Europe during both the second quarter and first six months of 2011, compared to the same periods in 2010, while Asia-Pacific region revenues were relatively unchanged for both periods.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The 14.7% and 10.6% increases in services revenues for both the three- and six-month periods ended June 30, 2011, respectively, were the result of increased maintenance revenues, driven by new maintenance contracts and improved renewal rates for existing contracts, as well as increased professional services revenues. Services revenues increased in the Americas and Europe during both the second quarter and first six months of 2011, while Asia-Pacific revenues were relatively unchanged for both periods.

COST OF REVENUES, GROSS PROFIT AND GROSS MARGIN PERCENTAGE

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services;
•	providing professional services and training;
•	royalties for third-party software and hardware included in our products; and
amortization of technology.
The amortization of technology, which represents the amortization of developed technology assets acquired in business combinations, is described further in the “Amortization of Intangible Assets” section below.

Costs of Revenues for the Three Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Costs	Change		2010 Costs
		$	%
Cost of products revenues	$62,964	$(2,873)	(4.4%)	$65,837
Cost of services revenues	15,312	2,173	16.5%	13,139
Amortization of intangible assets	685	(261)	(27.6%)	946
Total cost of revenues	$78,961	$(961)	(1.2%)	$79,922

Gross profit	$82,383	$145	0.2%	$82,238

Costs of Revenues for the Six Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Costs	Change		2010 Costs
		$	%
Cost of products revenues	$127,615	$(1,491)	(1.2%)	$129,106
Cost of services revenues	29,699	2,520	9.3%	27,179
Amortization of intangible assets	1,351	(561)	(29.3%)	1,912
Total cost of revenues	$158,665	$468	0.3%	$158,197

Gross profit	$169,002	$9,083	5.7%	$159,919

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

Gross Margin %
	Three Months Ended June 30, 2011 and 2010			Six Months Ended June 30, 2011 and 2010
	2011 Gross Margin %	Increase (Decrease) In Gross Margin %	2010 Gross Margin %	2011 Gross Margin %	Increase In Gross Margin %	2010 Gross Margin %
Products	51.3%	0.4%	50.9%	52.1%	1.2%	50.9%
Services	52.4%	(0.7%)	53.1%	51.4%	0.6%	50.9%

Total	51.1%	0.3%	50.7%	51.6%	1.3%	50.3%

For the three- and six-month periods ended June 30, 2011, decreased products costs in both periods, as well as increased revenues in the six-month period, resulted in improved products gross margin percentage compared to the same periods in 2010. Increased revenues from higher-margin software products such Avid Studio, Media Composer software and Pro Tools software were a significant factor in our improved margins for both periods. The gross margin percentages for both periods were negatively impacted by certain unusual charges recorded in the second quarter of 2011, including a charge related to a change in our third-party logistics provider in North America.

The decrease in services gross margin percentage for the three-month period was the largely result of a loss provision related to a professional services contract that was assumed as part of a 2010 acquisition. Improved utilization of services resources, partially offset by the loss provision recorded in the three-month period, resulted in an increase in services gross margin percentage for the six-month period ended June 30, 2011, compared to the same period in 2010.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Expenses	Change		2010 Expenses
		$	%
Research and development expenses	$30,453	$185	0.6%	$30,268
Marketing and selling expenses	46,052	1,578	3.5%	44,474
General and administrative expenses	14,920	1,041	7.5%	13,879
Amortization of intangible assets	2,161	(256)	(10.6%)	2,417
Restructuring and other (recoveries) costs, net	(163)	(4,170)	(104.1%)	4,007
Loss on sales of assets	597	597	n/m	—
Total operating expenses	$94,020	$(1,025)	(1.1%)	$95,045

Operating loss	$(11,637)	$(1,170)	(9.1%)	$(12,807)

Operating Expenses and Operating Loss for the Six Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Expenses	Change		2010 Expenses
		$	%
Research and development expenses	$60,426	$7	0.0%	$60,419
Marketing and selling expenses	90,862	4,642	5.4%	86,220
General and administrative expenses	30,218	1,737	6.1%	28,481
Amortization of intangible assets	4,306	(968)	(18.4%)	5,274
Restructuring and other (recoveries) costs, net	(2,379)	(7,726)	(144.5%)	5,347
Loss on sales of assets	597	597	n/m	—
Total operating expenses	$184,030	$(1,711)	(0.9%)	$185,741

Operating loss	$(15,028)	$(10,794)	(41.8%)	$(25,822)

Research and Development

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits, facilities costs, depreciation, costs for consulting and temporary employees, and prototype and other development expenses.

Year-Over-Year Change in Research and Development Expenses for the Three and Six Months Ended June 30, 2011
(dollars in thousands)
	Three Months Ended June 30, 2011 (Decrease) Increase From 2010 Period		Six Months Ended June 30, 2011 (Decrease) Increase From 2010 Period
	$	%	$	%
Personnel-related expenses	$(1,050)	(5.3%)	$(3,258)	(8.1%)
Consulting and outside services expenses	549	14.5%	1,505	21.6%
Computer hardware and supplies expenses	516	59.6%	1,082	75.9%
Facilities and information technology infrastructure costs	(66)	(1.4%)	789	8.7%
Other expenses	236	25.7%	(111)	(4.3%)
Total research and development expenses increase	$185	0.6%	$7	0.0%

The decreases in personnel-related expenses and the partially offsetting increase in consulting and outside services costs for both 2011 periods primarily resulted from our increased use of offshore third-party development resources. The increases in computer hardware and supplies expenses for both periods and the increase in facilities and information technology infrastructure costs expenses for the six-month period were related to new product development initiatives started in 2010 and the first quarter of 2011. R&D expenses as a percentage of revenues were 18.9% and 18.4% for the three- and six-month periods ended June 30, 2011, respectively, compared to 18.7% and 19.0% in the same 2010 periods. These changes were primarily the result of the decrease and increase in revenues for the three- and six-month periods, respectively, on relatively unchanged R&D expenses.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

Year-Over-Year Change in Marketing and Selling Expenses for the Three and Six Months Ended June 30, 2011
(dollars in thousands)
	Three Months Ended June 30, 2011 Increase (Decrease) From 2010 Period		Six Months Ended June 30, 2011 Increase (Decrease) From 2010 Period
	$	%	$	%
Consulting and outside services	$2,051	73.0%	$2,428	38.4%
Tradeshow and other promotional expenses	586	16.9%	2,288	42.5%
Personnel related expenses	993	2.5%	841	1.0%
Bad debt expenses	155	96.7%	468	n/m
Facilities and information technology infrastructure costs	(845)	(9.6%)	(881)	(5.2%)
Foreign exchange losses (gains)	(634)	n/m	(256)	(89.8%)
Other expenses	(728)	(6.7%)	(246)	(1.1%)
Total marketing and selling expenses increase	$1,578	3.5%	$4,642	5.4%

The increased tradeshow and other promotional expenses and higher consulting and outside services costs for both 2011 periods resulted from our increased investment in marketing activities designed to capture incremental revenues, while the increase in bad debt expenses was largely the result of allowances required for write-offs recorded during the first six months of 2011. During the six months ended June 30, 2011, net foreign exchange gains (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.6 million, compared to gains of $0.3 million in the 2010 period, resulting in a $0.3 million change from the offset to expense recorded during the first six months of 2010. The decreases in facilities and information technology infrastructure costs for both 2011 periods were largely the result of our continued efforts to reduce overhead. Marketing and selling expenses as a percentage of revenues increased to 28.5% and 27.7% for the three- and six-month periods ended June 30, 2011, respectively, from 27.4% and 27.1% for the same 2010 periods, primarily as a result of the increased marketing investments in the 2011 periods as described above.

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

Year-Over-Year Change in General and Administrative Expenses for the Three and Six Months Ended June 30, 2011
(dollars in thousands)
	Three Months Ended June 30, 2011 Increase (Decrease) From 2010 Period		Six Months Ended June 30, 2011 Increase (Decrease) From 2010 Period
	$	%	$	%
Personnel-related expenses	$960	12.4%	$1,676	10.9%
Consulting and outside services expenses	365	85.4%	802	91.4%
Legal settlement expenses	192	n/m	192	n/m
Mergers and acquisitions costs	118	143.2%	(568)	(74.0%)
Facilities and information technology infrastructure costs	(305)	(9.9%)	(146)	(2.6%)
Other expenses	(289)	(11.4%)	(219)	(3.8%)
Total general and administrative expenses increase	$1,041	7.5%	$1,737	6.1%

The higher personnel-related expenses for both 2011 periods were largely the result of increased stock-based compensation expenses. The increased consulting and outside services costs were primarily the result of recruiting costs related to our business realignment initiated in the fourth quarter of 2010, while the increase in legal settlement expenses for the 2011 periods was the result of an accrual for a settlement agreement reached during the second quarter of 2011. The decrease in mergers and acquisitions costs for the six months ended June 30, 2011, compared to the 2010 period, was the result of acquisition-related costs incurred in the 2010 period that were not present in the 2011 period. Conversely, during the second quarter of 2011, we incurred acquisition-related costs of $0.2 million compared to costs of $0.1 million recorded in the 2010 period. The lower facilities and information technology infrastructure costs for both 2011 periods were primarily the result of our continued efforts to reduce overhead. General and administrative expenses as a percentage of revenues increased to 9.2% for both the three- and six-month periods ended June 30, 2011 from 8.5% and 8.9%, respectively, for the 2010 periods, primarily as a result of the increased expenses in the 2011 periods. For the six-month period, the effect of the increase in revenues partially offset the effect of the increase in expenses.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Three and Six Months Ended June 30, 2011
(dollars in thousands)
	Three Months Ended June 30, 2011 Decrease From 2010 Period		Six Months Ended June 30, 2011 Decrease From 2010 Period
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$(261)	(27.6%)	$(561)	(29.3%)
Amortization of intangible assets recorded in operating expenses	(256)	(10.6%)	(968)	(18.4%)
Total amortization of intangible assets decrease	$(517)	(15.4%)	$(1,529)	(21.3%)

The decreases in amortization of intangible assets recorded in cost of revenues during the three- and six-month periods ended June 30, 2011, compared to the same 2010 periods, were primarily the result of the completion during 2010 of the amortization of developed technologies related to our 2006 acquisition of Sibelius. The decreases in amortization recorded in operating expenses for the same periods were primarily the result the completion during 2010 of the amortization of intangible assets related to our past acquisitions of M-Audio, Pinnacle and MaxT. The decreases for the six-month period were partially offset by higher amortization in the 2011 period related to our April 2010 acquisition of Euphonix.

Restructuring and Other (Recoveries) Costs, Net

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, we eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, we recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first six months of 2011, we revised our previously recorded estimates of severance costs and recorded a restructuring benefit of $3.9 million. The revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. To date, total restructuring charges of approximately $9 million have been recorded under the 2010 Plan. We expect to record additional restructuring charges of approximately $1 million and complete the actions under the 2010 Plan during 2011.

In the second quarter of 2010, we also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first six months of 2011, we recorded additional restructuring charges of approximately $0.2 million primarily for revised estimates for the write-off of fixed assets related to the facilities closures.

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

During the first six months of 2011, we recorded restructuring charges of $1.4 million related to the 2008 Plan for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $54 million have been recorded under the 2008 Plan.

Restructuring and Other (Recoveries) Costs Summary

For the three- and six-month periods ended June 30, 2010, also included in our results of operations under the caption “restructuring and other (recoveries) costs, net” were costs of $3.8 million related to the exit from our Tewksbury, Massachusetts headquarters lease. The following table summarizes our restructuring and other (recoveries) costs for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-acquisition-related restructuring charges	$(163)	$213	$(2,532)	$828
Acquisition-related restructuring charges	—	—	153	725
Tewksbury facility exit costs	—	3,794	—	3,794
Restructuring and other (recoveries) costs, net	$(163)	$4,007	$(2,379)	$5,347

Loss on Sales of Assets

During the second quarter of 2011, we recorded a loss on the sales of assets of $0.6 million resulting from the write-off of receivables related to the sale of inventory related to our 2008 divestiture of the PCTV product line.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Income (Expense)	Change		2010 Income (Expense)
		$	%
Interest income	$9	$3	50.0%	$6
Interest expense	(717)	(465)	184.5%	(252)
Other income (expense), net	(60)	(204)	(141.7%)	144
Total interest and other income (expense), net	$(768)	$(666)	(652.9%)	$(102)

Interest and Other Income (Expense) for the Six Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Income (Expense)	Change		2010 Income (Expense)
		$	%
Interest income	$68	$(73)	(51.8%)	$141
Interest expense	(1,139)	(678)	147.1%	(461)
Other income (expense), net	3	(215)	(98.6%)	218
Total interest and other income (expense), net	$(1,068)	$(966)	(947.1%)	$(102)

The changes in total interest and other income (expense), net for the three- and six-month periods ended June 30, 2011, compared to the same 2010 periods, were primarily the result of increased interest expense related to our revolving credit facilities. We expect our interest expense to increase for the remainder of 2011, compared to 2010, as a result of the costs of our credit facilities. The magnitude of the increase will largely depend on the level of our borrowings.

PROVISION FOR (BENEFIT FROM) INCOME TAXES, NET

Benefit from Income Taxes, Net for the Three Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Benefit	Change		2010 Benefit
		$	%
Benefit from income taxes, net	$(543)	$(540)	(18000.0%)	$(3)

Provision for Income Taxes, Net for the Six Months Ended June 30, 2011 and 2010
(dollars in thousands)
	2011 Provision	Change		2010 Provision
		$	%
Provision for income taxes, net	$883	$419	90.3%	$464

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 5% and 2%, respectively, for the six months ended June 30, 2011 and 2010. Our provision for income taxes and effective tax rate both increased for the 2011 period, compared to the 2010 period. These increases were primarily the result of favorable discrete tax benefits of $0.8 million from the release of tax reserves and a valuation allowance during the six-month period ended June 30, 2010, compared to a discrete tax charge of $0.6 million related to a tax reserve established for a position taken in a prior period during the six-month period ended June 30, 2011. In addition, during the six-month period ended June 30, 2011, there were lower foreign profits compared to the same period in 2010. No benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 28% and 30%, respectively, for the six-month periods ended June 30, 2011 and 2010. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. FASB ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at June 30, 2011 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented in recent months with borrowings under our credit facilities. At June 30, 2011 and December 31, 2010, our principal sources of liquidity included cash and cash equivalents totaling $37.6 million and $42.8 million, respectively, and available borrowings under our credit facilities as discussed below.

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

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

During the first six months of 2011, our U.S. operations borrowed funds under our revolving credit facilities to meet short-term cash requirements, of which $13.0 million was outstanding at June 30, 2011 and the date of this report. The weighted-average interest rate on the outstanding balance at June 30, 2011 was 5.00%. At June 30, 2011, we were in compliance with all debt agreement covenants and had additional available borrowings under the credit facilities of approximately $35.5 million after taking into consideration the liquidity covenant. We expect to borrow against the line of credit above the current outstanding borrowings to cover cash requirements during the remainder of the year as may be required to meet the short-term funding needs of the business.

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

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(13,686)	$(8,901)
Net cash used in investing activities	(6,652)	(32,095)
Net cash provided by (used in) financing activities	14,349	(322)
Effect of foreign currency exchange rates on cash and cash equivalents	764	(3,406)
Net decrease in cash and cash equivalents	$(5,225)	$(44,724)

Cash Flows from Operating Activities

For the six months ended June 30, 2011, net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and a decrease in accrued liabilities, partially offset by an increase in deferred revenues. These changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization, stock-based compensation expense and unrealized foreign currency transaction losses. For the six months ended June 30, 2010, net cash used in operating activities primarily reflected changes in working capital items, in particular a decrease in accrued liabilities and an increase in accounts receivable, as well as the negative impact of our net loss after adjustment for non-cash items, partially offset by increases in accounts payable and deferred revenues.

Accounts receivable decreased by $2.8 million to $98.4 million at June 30, 2011 from $101.2 million at December 31, 2010. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 55 days at June 30, 2011, compared to 47 days at December 31, 2010. Our accounts receivable aging at June 30, 2011 is within historical ranges, and we believe the increase in our DSO is the result of the timing of revenue recognition and customer receipts, as well as the impact of foreign currency translation on our accounts receivables balances.

Inventories increased by $21.4 million to $129.8 million at June 30, 2011 from $108.4 million at December 31, 2010. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at June 30, 2011 was the result of increased stocking levels related to lower than expected revenues, as well as a buildup of inventory related to new product introductions. During parts of 2010, we experienced certain supply chain shortages that impacted our ability to meet the demand for certain of our products. At our current inventory levels, we believe we have improved our ability to meet product demand for the remainder of 2011. We also expect our inventory levels to decrease modestly during the second half of 2011 as we work to better optimize our supply chain. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $2.6 million to $44.8 million at June 30, 2011 from $47.3 million at December 31, 2010. This decrease is primarily the result of the timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, decreased by $14.7 million to $67.4 million at June 30, 2011 from $82.1 million at December 31, 2010. This decrease in accrued liabilities was largely the result of decreased accruals for payroll and other compensation, primarily due to the payment of 2010 bonuses accrued at December 31, 2010, and a decrease in restructuring-related obligations incurred in connection with restructuring activities during 2011 and prior periods. At June 30, 2011, we had restructuring accruals of $3.3 million and $6.6 million related to severance and lease obligations, respectively, including $2.9 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $11.3 million at June 30, 2011. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $7.2 million during the first six months of 2011. All payments related to restructuring actions are expected to be funded through working capital. See Note 16 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the six months ended June 30, 2011.

Deferred revenues, including long-term amounts, increased by $11.9 million to $61.4 million at June 30, 2011, from $49.5 million at December 31, 2010. This increase was largely the result of an increase in deferrals related to maintenance contracts, resulting from an increase in new maintenance contracts and improved renewal rates for existing contracts, as well as the timing of contract renewals. Deferrals related to large deals for which revenue will be recognized upon later delivery or upon meeting other contractual terms also increased during the first six months of 2011.

Cash Flows from Investing Activities

For the six months ended June 30, 2011, the net cash flow used in investing activities primarily reflected $6.1 million used for the purchase of property and equipment. For the six months ended June 30, 2010, the net cash flow used in investing activities primarily reflected $27.0 million paid to acquire Blue Order and Euphonix and $22.5 million used for the purchase of property and equipment, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2011, the net cash flow provided by financing activities primarily reflected borrowings under our revolving credit facilities that had not been repaid at June 30, 2011, as well as proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by costs associated with tax withholding obligations related to the issuance of common stock under the plans. During the first six months of 2011, our U.S. operations borrowed funds under our revolving credit facilities to meet certain short-term cash requirements, of which $13.0 million was outstanding at June 30, 2011. At June 30, 2011, we were in compliance with all debt agreement covenants and had additional available borrowings under the credit facilities of approximately $35.5 million after taking into consideration the liquidity covenants. For the six months ended June 30, 2010, the cash used in financing activities reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our unaudited condensed consolidated financial statements included in Item 1 of this report for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

From time to time, we may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. During the three- and six-month periods ended June 30, 2011 and 2010, we did not use forward contracts to hedge the foreign exchange currency risk associated with our forecasted euro-denominated sales transactions, and no such foreign currency forward contracts existed at either June 30, 2011 or December 31, 2010.

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

At June 30, 2011, we had foreign currency forward contracts outstanding with an aggregate notional value of $65.3 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At June 30, 2011, the fair value of the foreign currency forward contracts was ($212) thousand, representing a net unrealized loss consisting of a net unrealized loss of ($225) thousand from contracts that matured on, but were unsettled at, June 30, 2011, partially offset by a mark-to-market net unrealized gain of $13 thousand from contracts with maturity dates after June 30, 2011. For the six months ended June 30, 2011, net gains of $3.1 million resulting from forward contracts and $2.6 million of net transaction and remeasurement losses on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At June 30, 2011, we held $37.6 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended June 30, 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
April 1 – April 30, 2011	–	$–	–	$80,325,905
May 1 – May 31, 2011	–	–	–	80,325,905
June 1 – June 30, 2011	2,607	17.42	–	80,325,905
	2,607	$17.42	–	$80,325,905

(a)	In June 2011, we acquired upon surrender 2,607 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At June 30, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

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

Date: August 9, 2011	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1#	2011 Executive Bonus Plan	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS##	XBRL Instance Document
101.SCH##	XBRL Taxonomy Extension Schema Document
101.CAL##	XBRL Taxonomy Calculation Linkbase Document
101.LAB##	XBRL Taxonomy Label Linkbase Document
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________________________________________
#	Management contract or compensatory plan identified pursuant to Item 15(a)(3)
##
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.