Form 10-Q
period 2011-09-30
AVID TECHNOLOGY, INC.
filed 2011-11-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 7, 2011 was 38,605,460.

AVID TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART I.   FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Products	$131,875	$134,231	$398,400	$397,044
Services	33,090	30,828	94,232	86,131
Total net revenues	164,965	165,059	492,632	483,175

Cost of revenues:
Products	60,048	64,421	187,663	193,527
Services	16,497	14,194	46,196	41,373
Amortization of intangible assets	685	745	2,036	2,657
Total cost of revenues	77,230	79,360	235,895	237,557
Gross profit	87,735	85,699	256,737	245,618

Operating expenses:
Research and development	28,960	28,929	89,386	89,348
Marketing and selling	45,411	43,199	136,273	129,419
General and administrative	13,240	19,698	43,458	48,179
Amortization of intangible assets	2,159	2,283	6,465	7,557
Restructuring and other costs, net	2,707	185	328	5,532
(Gain) loss on sales of assets	—	(1,527)	597	(1,527)
Total operating expenses	92,477	92,767	276,507	278,508

Operating loss	(4,742)	(7,068)	(19,770)	(32,890)

Interest income	10	82	78	222
Interest expense	(556)	(175)	(1,695)	(636)
Other income (expense), net	43	63	46	282
Loss before income taxes	(5,245)	(7,098)	(21,341)	(33,022)
Provision for income taxes, net	2,774	2,897	3,657	3,361
Net loss	$(8,019)	$(9,995)	$(24,998)	$(36,383)

Net loss per common share – basic and diluted	$(0.21)	$(0.26)	$(0.65)	$(0.96)

Weighted-average common shares outstanding – basic and diluted	38,511	38,045	38,386	37,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,652	$42,782
Accounts receivable, net of allowances of $13,277 and $17,149 at September 30, 2011 and December 31, 2010, respectively	92,904	101,171
Inventories	126,029	108,357
Deferred tax assets, net	1,081	1,068
Prepaid expenses	6,598	7,688
Other current assets	15,065	16,130
Total current assets	275,329	277,196

Property and equipment, net	57,063	62,519
Intangible assets, net	21,327	29,750
Goodwill	246,658	246,997
Other assets	10,788	10,109
Total assets	$611,165	$626,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$13,000	$—
Accounts payable	35,090	47,340
Accrued compensation and benefits	28,551	41,101
Accrued expenses and other current liabilities	32,200	40,986
Income taxes payable	4,570	4,640
Deferred revenues	52,752	40,585
Total current liabilities	166,163	174,652

Long-term liabilities	30,060	25,309
Total liabilities	196,223	199,961

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,015,770	1,005,198
Accumulated deficit	(524,717)	(495,254)
Treasury stock at cost, net of reissuances	(83,612)	(91,025)
Accumulated other comprehensive income	7,078	7,268
Total stockholders’ equity	414,942	426,610
Total liabilities and stockholders’ equity	$611,165	$626,571

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(24,998)	$(36,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,538	25,026
Provision for doubtful accounts	534	285
Non-cash provision for restructuring	258	291
Loss (gain) on sales of assets	597	(1,527)
Gain on disposal of fixed assets	(10)	(70)
Compensation expense from stock grants and options	11,767	10,614
Non-cash interest expense	228	—
Unrealized foreign currency transaction losses	3,988	253
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(4)	(1,393)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	7,574	(7,202)
Inventories	(17,671)	(15,344)
Prepaid expenses and other current assets	778	7,032
Accounts payable	(12,262)	13,832
Accrued expenses, compensation and benefits, and other liabilities	(24,129)	(25,021)
Income taxes payable	(209)	2,290
Deferred revenues	16,464	6,763
Net cash used in operating activities	(13,557)	(20,554)

Cash flows from investing activities:
Purchases of property and equipment	(8,862)	(25,926)
Increase in other long-term assets	(969)	(82)
Payments for business acquisitions, net of cash acquired	—	(27,008)
Purchases of marketable securities	—	(2,250)
Proceeds from sales of marketable securities	—	19,605
Proceeds from sales of assets		1,000
Net cash used in investing activities	(9,831)	(34,661)

Cash flows from financing activities:
Proceeds from (payments related to) the issuance of common stock under employee stock plans, net	1,753	(61)
Proceeds from revolving credit facilities	21,000	—
Payments on revolving credit facilities	(8,000)	—
Net cash provided by (used in) financing activities	14,753	(61)

Effect of exchange rate changes on cash and cash equivalents	(495)	(1,880)
Net decrease in cash and cash equivalents	(9,130)	(57,156)
Cash and cash equivalents at beginning of period	42,782	91,517
Cash and cash equivalents at end of period	$33,652	$34,361

Supplemental information:
Cash paid for income taxes, net of refunds	$2,922	$2,761
Non-cash investing activities:
Landlord allowance for leasehold improvements	$—	$6,036
Issuance of common stock for business acquisition	$—	$5,776

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

The Company evaluated subsequent events through the date of issuance of these financial statements and determined that the subsequent event related to the restructuring plan committed to on October 26, 2011 should be disclosed (see Note 14).

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software – Revenue Recognition (the “Updates”). ASU No. 2009-13 requires the allocation of revenue to each unit of accounting using the relative selling price of each deliverable for multiple-element arrangements. ASU No. 2009-13 also amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method by establishing a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) and the best estimate of selling price (“ESP”). If VSOE is available, it is used to determine the selling price of a deliverable. If VSOE is not available, the entity must determine whether TPE is available. If so, TPE would be used to determine the selling price. If TPE is not available, then the entity would be required to determine an ESP. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude from the scope of software revenue recognition requirements sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted. The Company adopted the Updates prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to adoption of the Updates, the Company generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, the Company now typically recognizes revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, the Company was generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance, revenue may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, the Company will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will typically be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the nine months ended September 30, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $5.5 million. For the three months ended September 30, 2011, adoption of the Updates resulted in a decrease in total revenues of approximately $0.8 million. The Company cannot reasonably estimate the effect of the adoption of the Updates on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Revenue Recognition Policy (as adopted January 1, 2011)

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

From time to time, the Company offers certain customers free upgrades or specified future products or enhancements. For software products, if elements are undelivered at the time of product shipment and provided that the Company has VSOE of fair value for the undelivered elements, the Company defers the fair value of the specified upgrade, product or enhancement and recognizes those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied. If the Company cannot establish VSOE for each undelivered element, all revenue is deferred until all elements are delivered, the Company establishes VSOE or the remaining contractual terms relating to the undelivered elements have been satisfied. For non-software products, if elements are undelivered at the time of product shipment, the Company defers the relative selling price of the specified upgrade, product or enhancement and recognizes those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied.

Approximately 61% of the Company’s revenues for the first nine months of 2011 were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, the Company generally records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While the Company believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of the Company’s revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company’s estimates.

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

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on the Company’s credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC Topic 605, ASC Subtopic 985-605 and Securities and Exchange Commission Staff Accounting Bulletin No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, its collection experience in similar transactions without making concessions, and the Company’s involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company’s normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether it has sufficient history of successfully collecting past transactions with similar terms. If that collection history is sufficient, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

Recent Accounting Pronouncements To Be Adopted

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity will be required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test will not be required. ASU No. 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be adopted prospectively. Early adoption is permitted. The Company is still evaluating when it will adopt this ASU. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied retrospectively. Early adoption is permitted. The Company expects to adopt this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied prospectively. The Company will adopt this ASU on January 1, 2012, as early application is not permitted. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	5,653	5,321	4,692	4,994
Non-vested restricted stock and restricted stock units	691	439	471	365
Anti-dilutive potential common shares	6,344	5,760	5,163	5,359

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	6	4	68	9
Non-vested restricted stock and restricted stock units	13	16	89	32
Anti-dilutive common stock equivalents	19	20	157	41

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

The Company from time to time may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges are initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. Any ineffective portion of the change in fair value is recognized directly into earnings. During the three months ended September 30, 2010, the Company executed forward contracts to hedge the foreign exchange currency risk associated with its forecasted euro-denominated sales transactions for the first time. No such foreign currency forward contracts were executed during the three- or nine-month periods ended September 30, 2011, and no such contracts existed at either September 30, 2011 or December 31, 2010.

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

At September 30, 2011 and December 31, 2010, the Company had foreign currency forward contracts outstanding with notional values of $58.5 million and $47.4 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company’s foreign currency forward contracts at September 30, 2011 and December 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2011	Fair Value at December 31, 2010
Financial assets:
Foreign currency forward contracts	Other current assets	—	$389

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$3,480	$1

The following table sets forth the net foreign exchange gains and losses recorded within marketing and selling expenses in the Company’s statements of operations during the three- and nine-month periods ended September 30, 2011 and 2010 that resulted from the Company’s foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain (Loss) Recorded in Marketing and Selling Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency forward contracts	$459	($336)	$999	($55)

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents and foreign currency forward contracts. At September 30, 2011, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by FASB ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$953	$953	$—	$—

Financial Liabilities:
Deferred compensation obligations	$3,698	$953	$2,745	$—
Foreign currency forward contracts	3,480	—	3,480	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Benefit plan and deferred compensation assets	$1,366	$998	$368	$—
Foreign currency forward contracts	389	—	389	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$4,226	$998	$3,228	$—
Foreign currency forward contracts	1	—	1	—

The fair values of level 1 benefit plan and deferred compensation assets and the corresponding obligations are determined using a market approach and are based on quoted market prices of the underlying securities. The fair values of level 2 benefit plan and deferred compensation assets are determined using an income approach based on observable inputs including the prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The fair values of level 2 benefit plan and deferred compensation liabilities are derived using valuation models, such as the projected unit credit method, with significant inputs derived from or corroborated by observable market data, such as mortality and disability rates from published sources, for example the RT 2005 G mortality tables, and discount rates that are observable at commonly quoted intervals.

The fair values of foreign currency forward contracts are classified as level 2 in the fair value hierarchy and are measured at fair value on a recurring basis using an income approach based on observable inputs.  The primary inputs used to fair value foreign currency forward contracts are published foreign currency exchange rates as of the date of valuation. See Note 3 for further information on the Company’s foreign currency forward contracts.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company’s fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the nine-month period ended September 30, 2011 and the twelve-month period ended December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Nine Months Ended September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$3,570	$—	$3,570	$—	$3,570

		Fair Value Measurements Using
	Twelve Months Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,718	$—	$4,718	$—	$4,718

During the nine-month period ended September 30, 2011 and the twelve-month period ended December 31, 2010, the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on the Company’s current borrowing rate. See Note 14 for further information on the Company’s restructuring activities.

5.    ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$106,181	$118,320
Less:
Allowance for doubtful accounts	(1,375)	(3,051)
Allowance for sales returns and rebates	(11,902)	(14,098)
	$92,904	$101,171

The accounts receivable balances at September 30, 2011 and December 31, 2010 excluded approximately $10.7 million and $16.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not yet been recognized and payments were not then due.

6.    INVENTORIES

Inventories consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$12,243	$12,147
Work in process	236	411
Finished goods	113,550	95,799
	$126,029	$108,357

At September 30, 2011 and December 31, 2010, the finished goods inventory included inventory at customer locations of $12.4 million and $12.5 million, respectively, associated with products shipped to customers for which revenues had not yet been recognized.

7.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Computer and video equipment and software	$132,043	$125,690
Manufacturing tooling and testbeds	6,175	6,234
Office equipment	4,773	4,785
Furniture and fixtures	12,819	12,745
Leasehold improvements	35,698	37,002
	191,508	186,456
Accumulated depreciation and amortization	(134,445)	(123,937)
	$57,063	$62,519

During the nine months ended September 30, 2011, the Company determined it was appropriate to revise the way it classifies certain fixed assets. As a result, approximately $2.6 million of fixed assets previously reported as leasehold improvements at December 31, 2010 have been included in office equipment for the current presentation.

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

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company’s acquisitions consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$418,558	$418,897
Accumulated impairment losses	(171,900)	(171,900)
	$246,658	$246,997

Changes in the carrying amount of the Company’s goodwill during the nine months ended September 30, 2011 consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2010	$246,997
Blue Order acquisition purchase accounting allocation adjustments	(105)
Euphonix acquisition purchase accounting allocation adjustments	(176)
Foreign exchange and other adjustments	(58)
Goodwill balance at September 30, 2011	$246,658

The Company performs its annual goodwill impairment analysis in the fourth quarter of each year. In accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Others – Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of the Company’s single reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

To estimate the fair value of its single reporting unit for step one, the Company utilizes a combination of market and income approaches. Since the Company has one reporting unit, it believes that the direct market capitalization approach, which considers the Company’s market capitalization including an implied control premium, is the most relevant measure and is weighted most heavily. The Company also uses other market approaches including the guideline public company market approach, under which the Company identifies similar public companies and derives estimated market multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies those multiples to the Company’s historical and forecasted results to estimate the fair value of its single reporting unit, and the guideline transaction market approach,  under which the Company identifies recent sale transactions involving similar companies and derives estimated transaction multiples of revenue and EBITDA and applies those multiples to the Company’s historical and forecasted results to estimate the fair value of its single reporting unit. The income approaches, specifically discounted cash flow methodologies, include assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flows, capital expenditures, growth rates, income tax rates, expected tax benefits, terminal values and long term discount rates, all of which require significant judgments by management.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. At September 30, 2011, as a result of a decline in the Company’s stock price since its fourth quarter 2010 goodwill impairment testing, lower than expected year-to-date 2011 revenues and operating results, and a reduction in forecasted 2011 results, the Company performed an interim step one goodwill impairment test. The interim step one test at September 30, 2011 indicated that the estimated fair value of the Company’s single reporting unit (approximately $530 million) exceeded its carrying value of $414.9 million by approximately 28%. Therefore, no goodwill impairment existed at September 30, 2011, and the Company was not required to perform step two. In connection with its interim goodwill step one impairment test at September 30, 2011, the Company has weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company’s market capitalization. The Company’s market capitalization was calculated using the average stock price of the Company’s common stock for the 20 trading days prior to September 30, 2011 ($8.73 per share). If the Company used the closing stock price of its common stock on September 30, 2011 ($7.74 per share) in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company’s single reporting would have exceeded its carrying value by approximately 20%.

At September 30, 2011, the Company’s market capitalization based on the closing stock price of $7.74 per share at that date was approximately $298.6 million compared to the carrying value of the Company’s single reporting unit of $414.9 million. This implies a control premium of approximately 39%. Subsequent to September 30, 2011, the volatility of the price of our stock has continued. On November 8, 2011, the closing price of the Company’s common stock was $7.15 per share.

The Company will perform its annual goodwill impairment test during the fourth quarter of 2011. Given the recent decline and continued volatility in the price of the Company’s common stock, it is possible that the Company will fail the step one goodwill impairment test and will be required to perform step two of the goodwill impairment test. Step two would require the Company to perform a hypothetical purchase price allocation for its single reporting unit, allocating the reporting unit’s estimated fair value to its assets and liabilities, and to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss would be recognized for the difference. While the Company cannot make a determination at this time, it is possible that a goodwill impairment loss will be recorded in the fourth quarter of 2011.

In connection with the Company’s interim goodwill impairment test at September 30, 2011, the Company performed an impairment analysis of its long-lived assets, including its intangible assets, in accordance with ASC Section 360-10-35, Property, Plant and Equipment – Overall – Subsequent Measurement. This analysis included grouping the intangible assets with other operating assets and liabilities that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The analysis determined that the undiscounted cash flows of the long-lived assets were significantly greater than their carrying value, indicating no impairment existed.

Acquisition- Related Identifiable Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisitions consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net(a)	Gross	Accumulated Amortization	Net
Completed technologies and patents	$74,703	$(69,934)	$4,769	$74,820	$(68,026)	$6,794
Customer relationships	68,313	(52,655)	15,658	68,330	(47,344)	20,986
Trade names	14,770	(14,429)	341	14,772	(13,737)	1,035
License agreements	560	(560)	—	560	(560)	—
Non-compete agreements (b)	1,409	(850)	559	1,576	(641)	935
	$159,755	$(138,428)	$21,327	$160,058	$(130,308)	$29,750

(a)	The September 30, 2011 net amounts include foreign currency translation changes of approximately $0.1 million from the December 31, 2010 amounts.
(b)	During the nine months ended September 30, 2011, the Company wrote-off a fully amortized non-compete agreement with a gross value of approximately $0.2 million.

Amortization expense related to all intangible assets in the aggregate was $2.8 million and $3.0 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $8.5 million and $10.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The Company expects amortization of these intangible assets to be approximately $3 million for the remainder of 2011, $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $1 million in 2016.

10.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Long-term deferred tax liabilities, net	$2,151	$2,154
Long-term deferred revenue	13,261	8,923
Long-term deferred rent	10,684	11,094
Long-term accrued restructuring	3,964	3,138
	$30,060	$25,309

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

Opengate SpA (“Opengate”), an entity in liquidation represented by the Trustee in Bankruptcy, Dr. Marco Fiorentini, brought a claim against the Company’s subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy sought to recover €2,700,000 in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. In June 2011, the Company and Opengate agreed to settle the claim, and an immaterial settlement amount was paid to Opengate during the third quarter of 2011.

The Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN$1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company has three letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords at September 30, 2011 would have been eligible to draw against the letters of credit up to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth lease years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At September 30, 2011, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would be eligible to draw against this letter of credit up to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At September 30, 2011, the Company was not in default of this lease.

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, and until all remaining outstanding balances are collected, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At September 30, 2011 and December 31, 2010, the Company’s maximum recourse exposure totaled approximately $0.6 million and $1.0 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under this program based on historical default rates applied to the amount outstanding at period end. At September 30, 2011 and December 31, 2010, the Company’s accruals for estimated losses were $0.1 million and $0.5 million, respectively.

Recent flooding in Thailand has affected certain of the Company’s suppliers, which could negatively impact the supply of disk drives used in some of the Company’s products. Disruption in supply resulting from the flooding in Thailand may result in certain suppliers being unable to deliver sufficient quantities of disk drives or being unable to deliver disk drives in a timely manner. Such a shortage or delay could result in insufficient inventory of certain of the Company’s products and delays in the manufacturing of certain of products, which may prevent us from making scheduled shipments to customers. The Company’s inability to make scheduled shipments could cause it to experience a reduction in sales and related operating results and could adversely affect relationships with existing and prospective customers.

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

The following table sets forth activity for the Company’s product warranty accrual as recorded in “accrued expenses and other current liabilities” for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Accrual balance at beginning of period	$4,492	$4,454
Accruals for product warranties	4,626	3,924
Cost of warranty claims	(4,527)	(3,941)
Accrual balance at end of period	$4,591	$4,437

12.    CREDIT FACILITIES

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

During the second quarter of 2011, Avid Technology borrowed $13.0 million against the credit facilities to meet certain short-term cash requirements, none of which had been repaid as of the date of issuance of these financial statements. The weighted-average interest rate on the outstanding balance at September 30, 2011 was 3.02%. At September 30, 2011, the Borrowers were in compliance with all debt agreement covenants, and Avid Technology and Avid Europe had additional available borrowings under the credit facilities of approximately $18.2 million and $17.1 million, respectively, after taking into consideration the related liquidity covenant. Avid Technology, Inc. or the other eligible borrowers may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during the remainder of the year as may be required to meet the funding needs of the business.

13.    STOCKHOLDERS’ EQUITY

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants. Options generally allow the purchase of common stock at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 3,142,485 at September 30, 2011, including 370,541 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

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

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.06%	1.90%
Expected volatility	41.2%	46.0%
Expected life (in years)	4.48	4.44
Weighted-average fair value of options granted	$7.63	$5.50

The following table summarizes changes in the Company’s stock options outstanding during the nine months ended September 30, 2011:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	5,241,898	$19.76

Granted	1,133,100	$20.29
Exercised	(163,861)	$13.16
Forfeited or expired	(576,207)	$20.97
Options outstanding at September 30, 2011 (a)	5,634,930	$19.94	4.88 years	$8
Options vested at September 30, 2011 or expected to vest	4,797,398	$19.94	4.86 years	$8
Options exercisable at September 30, 2011	1,885,719	$21.97	4.20 years	$8

(a)	Options outstanding at September 30, 2011 included 1,734,155 options that had vesting based on either market conditions or a combination of performance and market conditions.

The aggregate intrinsic values of stock options exercised during the nine-month periods ended September 30, 2011 and 2010 were approximately $1.1 million and $0.1 million, respectively. Cash amounts received from the exercise of stock options were $2.2 million and $0.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods ended September 30, 2011 and 2010 due to the full valuation allowance on the Company’s U.S. deferred tax assets.

The following table sets forth the weighted-average key assumptions used for Monte Carlo valuations of restricted stock units with vesting based on market conditions or a combination of performance and market conditions granted during the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.90%	4.09%
Expected volatility	41.5%	46.7%
Expected life (in years)	3.04	4.49

The following table summarizes changes in the Company’s non-vested restricted stock units during the nine months ended September 30, 2011:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	573,264	$18.15

Granted (a)	567,000	$21.36
Vested	(204,536)	$25.16
Forfeited	(44,196)	$16.45
Non-vested at September 30, 2011 (b)	891,532	$19.44	2.15 years	$6,892
Expected to vest	719,349	$19.64	2.01 years	$5,561

(a)
Restricted stock units granted during the nine months ended September 30, 2011 included 262,500 units that had vesting based on either market conditions or a combination of performance and market conditions.

(b)	Non-vested restricted stock units at September 30, 2011 included 480,800 units that had vesting based on either market conditions or a combination of performance and market conditions.

The weighted-average fair value of restricted stock units granted during the nine-month period ended September 30, 2010 was $13.75.

The following table summarizes changes in the Company’s non-vested restricted stock during the nine months ended September 30, 2011:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	25,000	$25.41

Granted	—	—
Vested	(18,750)	$25.41
Forfeited	—	—
Non-vested at September 30, 2011	6,250	$25.41	0.22 years	$48

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

The following table sets forth the weighted-average key assumptions and fair value results for share purchase rights granted under the ESPP during the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.42%	1.24%
Expected volatility	42.1%	45.7%
Expected life (in years)	0.24	0.24
Weighted-average fair value per right granted	$2.55	$2.19

Under the ESPP, the Company issued 67,342 shares at an average price per share of $13.46 and 78,889 shares at an average price per share of $11.33 during the nine months ended September 30, 2011 and 2010, respectively. A total of 669,384 shares remained available for issuance under the ESPP at September 30, 2011.

Stock-Based Compensation

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At September 30, 2011, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, and 10% for both executive management and other employee awards.

Stock-based compensation was included in the following captions in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenues	$168	$176	$417	$562
Cost of services revenues	63	287	608	822
Research and development expenses	435	506	1,334	1,704
Marketing and selling expenses	1,051	1,078	3,625	3,153
General and administrative expenses	1,788	1,581	5,783	4,373
Total stock-based compensation	$3,505	$3,628	$11,767	$10,614

The increase in stock-based compensation expense for the nine-month period ended September 30, 2011, compared to the same period in 2010, was primarily the result of incremental expense related to the reversal of the forfeiture rate applied to certain grant tranches recorded during the 2011 period. At September 30, 2011, the Company had $27.6 million of unrecognized compensation costs before forfeitures related to non-vested stock-based compensation awards granted under its stock-based compensation plans.

Stock Repurchases

In April 2007, the Company initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. At September 30, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. No shares of common stock have been repurchased under this program since March 2008.

During the nine months ended September 30, 2011, the Company acquired upon surrender 7,196 shares of restricted stock from an employee in exchange for approximately $113 thousand for the payment of the minimum required withholding taxes upon the vesting of restricted stock.

At September 30, 2011 and December 31, 2010, treasury shares held by the Company totaled 3,798,032 shares and 4,163,765 shares, respectively.

Comprehensive Loss

Total comprehensive loss, net of taxes, consists of net loss, net changes in the foreign-currency translation adjustment and net unrealized gains and losses on defined benefit plans, foreign-currency derivatives and marketable securities. The following is a summary of the Company’s comprehensive loss for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(8,019)	$(9,995)	$(24,998)	$(36,383)
Net changes in:
Foreign currency translation adjustment	(8,195)	9,241	(635)	(1,012)
Unrealized gains from defined benefit plan	—	—	445	—
Unrealized losses on marketable securities	—	—	—	(4)
Unrealized losses on foreign-currency derivatives	—	(2,314)	—	(2,314)
Total comprehensive loss	$(16,214)	$(3,068)	$(25,188)	$(39,713)

14.    RESTRUCTURING COSTS AND ACCRUALS

2011 Restructuring Plan

On October 26, 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan include a reduction in force of approximately 10% of the Company’s workforce and the closure of the Company’s facility in Irwindale, CA. In connection with the restructuring, the Company intends to allocate additional resources to areas it believes have better opportunity for growth. Under the 2011 Plan, the Company expects to incur total expenses related to termination benefits and facility costs of $10 million to $11 million, all of which represent cash expenditures. The Company expects to record the majority of the charges related to the 2011 Plan during the quarter ending December 31, 2011, and anticipates that it will complete all actions under the 2011 Plan prior to June 30, 2012. During the third quarter of 2011, the Company recorded restructuring charges of $0.6 million for severance costs related to the 2011 Plan. At September 30, 2011, the balance of the severance charges related to the 2011 Plan was not estimable.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, the Company eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, the Company recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first nine months of 2011, the Company revised its previously recorded estimates of the severance costs resulting in a restructuring benefit of $3.9 million and recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs, and $0.2 million for revised estimates of the costs associated with facilities previously closed under the 2010 Plan. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at the Company. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

In the second quarter of 2010, the Company also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first nine months of 2011, the Company recorded additional restructuring charges of approximately $0.2 million primarily resulting from revised estimates for the write-off of fixed assets related to the facilities closures. No further restructuring actions are anticipated under this plan.

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

During the first nine months of 2011, the Company recorded restructuring charges of $2.2 million related to the 2008 Plan, for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $55 million have been recorded under the 2008 Plan.

Restructuring and Other Costs Summary

For the three- and nine-month periods ended September 30, 2010, also included in the Company’s results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the Company’s exit from its Tewksbury, Massachusetts headquarters lease. The following table summarizes restructuring and other costs for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-acquisition-related restructuring charges	$2,707	$127	$175	$955
Acquisition-related restructuring charges	—	104	153	829
Tewksbury facility exit costs	—	(46)	—	3,748
Restructuring and other costs, net	$2,707	$185	$328	$5,532

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

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2011 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2010	$11,835	$6,042	$202	$883	$18,962
New restructuring charges	688	1,027	—	—	1,715
Revisions of estimated liabilities	(3,942)	2,402	12	141	(1,387)
Accretion	—	165	—	—	165
Cash payments for employee-related charges	(7,395)	—	(178)	—	(7,573)
Cash payments for facilities, net of sublease income	—	(2,486)	—	(336)	(2,822)
Non-cash write-offs	—	(133)	—	(125)	(258)
Foreign exchange impact on ending balance	429	(53)	6	1	383
Accrual balance at September 30, 2011	$1,615	$6,964	$42	$564	$9,185

The employee-related accruals represent severance and outplacement costs to former employees that will be paid out within the next twelve months and were, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2011.

The facilities-related accruals represent estimated losses, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, will extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.5 million were included in the caption “accrued expenses and other current liabilities” and $4.0 million were included in the caption “long-term liabilities” in the Company’s consolidated balance sheet at September 30, 2011.

15.    SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer, chief operating officer and chief financial officer, has determined that since January 1, 2010 the Company has one reportable segment. The following table sets forth activity for the Company’s revenues by type for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Video products revenues	$66,615	$70,835	$198,943	$195,883
Audio products revenues	65,260	63,396	199,457	201,161
Total products revenues	131,875	134,231	398,400	397,044

Services revenues:	33,090	30,828	94,232	86,131

Total net revenues	$164,965	$165,059	$492,632	$483,175

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	79.9%	81.3%	80.9%	82.2%
Services revenues	20.1%	18.7%	19.1%	17.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	46.8%	48.1%	47.9%	49.2%
Gross margin	53.2%	51.9%	52.1%	50.8%
Operating expenses:
Research and development	17.6%	17.5%	18.1%	18.5%
Marketing and selling	27.5%	26.2%	27.7%	26.8%
General and administrative	8.0%	11.9%	8.8%	10.0%
Amortization of intangible assets	1.3%	1.4%	1.3%	1.5%
Restructuring and other costs, net	1.7%	0.1%	0.1%	1.1%
(Gain) loss on sales of assets	—	(0.9%)	0.1%	(0.3%)
Total operating expenses	56.1%	56.2%	56.1%	57.6%
Operating loss	(2.9%)	(4.3%)	(4.0%)	(6.8%)
Interest and other income (expense), net	(0.3%)	(0.0%)	(0.3%)	(0.0%)
Loss before income taxes	(3.2%)	(4.3%)	(4.3%)	(6.8%)
Provision for income taxes	1.7%	1.8%	0.8%	0.7%
Net loss	(4.9%)	(6.1%)	(5.1%)	(7.5%)

Our revenues for the three-month period ended September 30, 2011 were $165.0 million, a decrease of $0.1 million, or 0.1%, compared to the three-month period ended September 30, 2010, with revenues from products decreasing by 1.8% and services revenues increasing by 7.3%. During the third quarter of 2011, compared to the same period in 2010, audio products revenues increased by $1.9 million and services revenues increased by $2.3 million, while video products revenues decreased by $4.2 million. Our revenues for the nine-month period ended September 30, 2011 were $492.6 million, an increase of $9.5 million, or 2.0%, compared to the nine-month period ended September 30, 2010, with revenues from products increasing by 0.3% and services revenues increasing by 9.4%. During the first nine months of 2011, compared to the same period in 2010, video products revenues increased by $3.1 million and services revenues increased by $8.1 million, while audio products revenues decreased by $1.7 million. We recognized additional revenues during the first nine months of 2011 as a result of our January 1, 2011 adoption of new revenue recognition guidance, while our revenues decreased slightly during the third quarter of 2011 due to the same adoption. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

The following table sets forth the percentage of our net revenues attributable to geographic regions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	53%	47%	51%	49%
EMEA	34%	39%	36%	38%
Asia-Pacific	13%	14%	13%	13%

Americas revenues increased for both the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010. In the second quarter of 2011, we saw a significant sequential decline in the revenues generated by our foreign regions, and revenues from foreign regions remained at somewhat depressed levels in the third quarter of 2011. The decline, primarily in Europe, was the result of economic uncertainties in certain countries, as well as internal challenges that led to a realignment of our sales team in Europe. Sales from foreign regions benefited from favorable foreign currency fluctuations in both the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010.

The following table sets forth the percentage of our net revenues sold through indirect and direct sales channels for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Indirect	61%	62%	61%	65%
Direct	39%	38%	39%	35%

The decrease in the percentage of revenues derived through indirect channels for the nine-month period, compared to the same 2010 period, was largely driven by the increases in video products revenues and services revenues in the 2011 period, which have a higher percentage of sales through direct channels than audio products.

Our gross margin percentage for the three-month period ended September 30, 2011 improved to 53.2%, compared to 51.9% for the same period in 2010. This change was driven by an increase in products gross margin percentage to 54.5%, which was partially offset by a decrease in services gross margin percentage to 50.1%. This compares to products and services gross margin percentages of 52.0% and 54.0%, respectively, for the 2010 period. Our gross margin percentage for the nine-month period ended September 30, 2011 improved to 52.1%, compared to 50.8% for the same period in 2010. This change was driven by an increase in products gross margin percentage to 52.9%, which was partially offset by a decrease in services gross margin percentage to 51.0%. This compares to products and services gross margin percentages of 51.3% and 52.0%, respectively, for the 2010 period. The increases in products gross margin percentage for both 2011 periods were the result of decreases in products costs for the 2011 periods, primarily due to shifts in product mix and the favorable impact of currency exchange rates. The increase in revenues for the nine-month period also contributed to the increased products gross margin percentage for that period. The decreases in services gross margin percentage for both 2011 periods were largely the result of increased professional services costs, including loss provisions recorded in the 2011 periods related to professional services contracts assumed as part of a 2010 acquisition.

For the three- and nine-month periods ended September 30, 2011, we recorded net losses of $8.0 million and $25.0 million, respectively, compared to net losses of $10.0 million and $36.4 million for the same periods in 2010. The reduction in net loss in both periods was largely a result of our continuing focus on the management of both costs of revenues and operating expenses. The net loss for the three-month period ended September 30, 2011 included charges of $2.8 million for acquisition-related intangible asset amortization; $2.7 million for restructuring costs; and $0.2 million for legal settlements and acquisition-related costs. The net loss for the three-month period ended September 30, 2010 included charges of $5.7 million for a legal settlement and acquisition-related costs; $3.0 million for acquisition-related intangible asset amortization; and $0.2 million for restructuring costs, partially offset by gains from the sales of assets of $1.5 million. The net loss for the nine-month period ended September 30, 2011 included charges of $8.5 million for acquisition-related intangible asset amortization; a loss from the sales of assets of $0.6 million; $0.6 million for legal settlements and acquisition-related costs; and $0.3 million for restructuring costs. The net loss for the nine-month period ended September 30, 2010 included charges of $10.2 million for acquisition-related intangible asset amortization; $6.4 million for legal settlements and acquisition-related costs; $5.5 million for restructuring and other costs, including costs of $3.7 million related to our exit from our Tewksbury, Massachusetts headquarters lease. These 2010 costs were partially offset by a gain from the sales of assets of $1.5 million.

During October 2011, we committed to a restructuring plan that is intended in improve operational efficiencies. Actions under the plan include a reduction in force of approximately 10%, with the majority of the reduction expected immediately, and the closure of our facility in Irwindale, CA. These actions allow us to continue to invest in our core businesses, as well as shift some resources into areas of the business that we believe offer us better revenue growth potential. Under the plan, the Company expects to incur total expenses related to termination benefits and facility costs of $10 million to $11 million, all of which represent cash expenditures. The Company expects to record the majority of the charges related to the plan during the quarter ending December 31, 2011. As a result of the actions taken under the plan, we expect to realize annualized cost savings of approximately $25 million to $30 million.

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

Recently Adopted Accounting Pronouncements

ASU No. 2009-13 requires the allocation of revenue to each unit of accounting using the relative selling price of each deliverable for multiple-element arrangements. ASU No. 2009-13 also amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method by establishing a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence, or VSOE, third-party evidence, or TPE, and the best estimate of selling price, or ESP. If VSOE is available, it is used to determine the selling price of a deliverable. If VSOE is not available, the entity must determine whether TPE is available. If so, TPE would be used to determine the selling price. If TPE is not available, then the entity is required to determine an ESP. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude from the scope of software revenue recognition requirements sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted. We adopted the Updates prospectively for new and materially modified arrangements originating after December 31, 2010.

Prior to adoption of the Updates, we generally recognized revenues using the revenue recognition criteria of FASB ASC Subtopic 985-605, Software – Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, we will now typically recognize revenue using the criteria of FASB ASC Topic 605, Revenue Recognition. Historically, we were generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by FASB ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance our recognition of revenues may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, we will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will typically be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the nine months ended September 30, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $5.5 million. For the three months ended September 30, 2011, adoption of the Updates resulted in a decrease in total revenues of approximately $0.8 million. We cannot reasonably estimate the effect of the adoption of these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Revenue Recognition Policy (as adopted January 1, 2011)

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

From time to time, we offer certain customers free upgrades or specified future products or enhancements. For software products, if elements are undelivered at the time of product shipment and provided that we have VSOE of fair value for the undelivered elements, we defer the fair value of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied. If we cannot establish VSOE for each undelivered element, all revenue is deferred until all elements are delivered, we establish VSOE or the remaining contractual terms relating to the undelivered elements have been satisfied. For non-software products, if elements are undelivered at the time of product shipment, we defer the relative selling price of the specified upgrade, product or enhancement and recognize those revenues only upon later delivery or at the time at which the remaining contractual terms relating to the elements have been satisfied.

Approximately 61% of our revenues for the first nine months of 2011 were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition – Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

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

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on our credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC Topic 605, ASC Subtopic 985-605 and Securities and Exchange Commission Staff Accounting Bulletin No. 104 are satisfied. At the outset of the arrangement, we assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms. If that collection history is sufficient, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Net Revenues	Change		2010 Net Revenues
		$	%
Video products revenues	$66,615	$(4,220)	(6.0%)	$70,835
Audio products revenues	65,260	1,864	2.9%	63,396
Total products revenues	131,875	(2,356)	(1.8%)	134,231

Services revenues	33,090	2,262	7.3%	30,828

Total net revenues	$164,965	$(94)	(0.1%)	$165,059

Net Revenues for the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Net Revenues	Change		2010 Net Revenues
		$	%
Video products revenues	$198,943	$3,060	1.6%	$195,883
Audio products revenues	199,457	(1,704)	(0.8%)	201,161
Total products revenues	398,400	1,356	0.3%	397,044

Services revenues	94,232	8,101	9.4%	86,131

Total net revenues	$492,632	$9,457	2.0%	$483,175

The $0.1 million decrease in revenues for the three-month period ended September 30, 2011 period consisted of a decrease of $4.2 million in our video products revenues, partially offset by a $1.9 million increase in our audio products revenues and a $2.3 million increase in our services revenues. The $9.5 million increase in revenues for the nine-month period ended September 30, 2011 period consisted of a $3.1 million increase in our video products revenues and an $8.1 million increase in our services revenues, partially offset by a $1.7 million decrease in our audio products revenues. The increases in revenues for the three- and nine-month periods included approximately $4.8 million and $10.4 million, respectively, for the favorable impact of currency exchange rates. Conversely, if currency exchange rates stay at or near their September 30, 2011 levels, they may negatively impact our future revenues. During the nine-month period ended September 30, 2011, we recognized $5.5 million in products revenues as a result of our January 1, 2011 adoption of new revenue recognition guidance. During the three-month period ended September 30, 2011, our products revenues decreased $0.8 million as a result of the same adoption. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance.

Video Products Revenues

The 6.0% decrease in our video products revenues for the three months ended September 30, 2011 was primarily the result of decreased revenues from our professional video-editing and, to a lesser extent, consumer video-editing product lines. These decreases were partially offset by increased revenues from our shared storage and Interplay product lines. Avid Media Composer software had strong unit sales and higher revenue, largely driven by promotions during the 2011 periods designed to encourage users of certain competitive products to switch to Avid Media Composer, but professional video-editing revenues were down due to decreased revenues from our hardware-based video-editing solutions. Although our recent releases of Avid Studio and Pinnacle Studio version 15 have been positively reviewed, revenues from our consumer video-editing offerings have been lower than anticipated. We believe this is the result of the effects of continued economic uncertainty on consumer spending and transitional issues related to our introduction of the Avid Studio product brand. Video products revenues decreased in Europe and the Asia-Pacific region and increased in the Americas during the third quarter of 2011, compared to the same period in 2010.

The 1.6% increase in our video products revenues for the nine months ended September 30, 2011 was primarily the result of increased revenues from our shared storage and Interplay product lines, compared to the same period in 2010, partially offset by the decreased revenues from our professional video-editing and consumer video-editing product lines as discussed above. Video products revenues increased in the Americas and decreased slightly in Europe and the Asia-Pacific region during the first nine months of 2011, compared to the same period in 2010.

Audio Products Revenues

The 2.9% increase in our audio products revenues for the three months ended September 30, 2011 was largely the result of increased revenues from our Venue live-sound consoles and audio control surfaces. These increases were partially offset by decreased revenues from our higher-end audio systems, including the Pro Tools product line. Audio products revenues increased in the Americas and Asia-Pacific region and decreased slightly in Europe during the third quarter of 2011, compared to the same period in 2010.

The 0.8% decrease in revenues from our audio products for the nine months ended September 30, 2011 was largely the result of decreased revenues from our higher-end audio systems, partially offset by increases in revenues from our audio control surfaces, Venue live-sound consoles and speaker product lines in the 2011 period. The 2011 audio control surfaces revenues benefited from an increase in revenues attributable to the April 2010 acquisition of Euphonix. The decrease in revenues from our higher-end audio systems was largely due to slower than anticipated market adoption of some of our Pro Tools HD hardware products launched in the fourth quarter of 2010, as well as a shift in mix to Pro Tools software-only products. Our Pro Tools software-only products, which were designed to provide advanced audio-editing features when installed on standard third-party hardware, experienced strong first quarter 2011 sales following the 2010 Pro Tools 9 introduction. Audio products revenues for the first half of last year also benefited from successful upgrade promotions, not present in the 2011 period, for high-end professional audio products. Audio products revenues increased in the Americas and Asia-Pacific region and decreased slightly in Europe during the first nine months of 2011, compared to the same period in 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The 7.3% and 9.4% increases in services revenues for the three- and nine-month periods ended September 30, 2011, respectively, were primarily the result of increased maintenance revenues, driven by new maintenance contracts and improved renewal rates for existing contracts, as well as increased revenues from professional services. Services revenues increased in the Americas during both the third quarter and first nine months of 2011. Europe services revenues increased during the first nine months of 2011 and were relatively unchanged for the third quarter, compared to the same periods in 2010. Asia-Pacific revenues were relatively unchanged for both periods.

COST OF REVENUES, GROSS PROFIT AND GROSS MARGIN PERCENTAGE

Cost of revenues consists primarily of costs associated with:

•	the procurement of components;
•	the assembly, testing and distribution of finished products;
•	warehousing;
•	customer support costs related to maintenance contract revenues and other services;
•	providing professional services and training;
•	royalties for third-party software and hardware included in our products; and
•	amortization of technology.

The amortization of technology, which represents the amortization of developed technology assets acquired in business combinations, is described further in the “Amortization of Intangible Assets” section below.

Costs of Revenues for the Three Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Costs	Change		2010 Costs
		$	%
Cost of products revenues	$60,048	$(4,373)	(6.8%)	$64,421
Cost of services revenues	16,497	2,303	16.2%	14,194
Amortization of intangible assets	685	(60)	(8.1%)	745
Total cost of revenues	$77,230	$(2,130)	(2.7%)	$79,360

Gross profit	$87,735	$2,036	2.4%	$85,699

Costs of Revenues for the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Costs	Change		2010 Costs
		$	%
Cost of products revenues	$187,663	$(5,864)	(3.0%)	$193,527
Cost of services revenues	46,196	4,823	11.7%	41,373
Amortization of intangible assets	2,036	(621)	(23.4%)	2,657
Total cost of revenues	$235,895	$(1,662)	(0.7%)	$237,557

Gross profit	$256,737	$11,119	4.5%	$245,618

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

Gross Margin %
	Three Months Ended September 30, 2011 and 2010			Nine Months Ended September 30, 2011 and 2010
	2011 Gross Margin %	Increase (Decrease) In Gross Margin %	2010 Gross Margin %	2011 Gross Margin %	Increase (Decrease) In Gross Margin %	2010 Gross Margin %
Products	54.5%	2.5%	52.0%	52.9%	1.6%	51.3%
Services	50.1%	(3.9%)	54.0%	51.0%	(1.0%)	52.0%

Total	53.2%	1.3%	51.9%	52.1%	1.3%	50.8%

For the three- and nine-month periods ended September 30, 2011, decreased products costs in both periods, as well as increased revenues in the nine-month period, resulted in improved products gross margin percentage compared to the same periods in 2010. Gross margins for both 2011 periods also benefited from favorable currency exchange rates. Increased revenues from higher-margin products such as Avid Studio, Media Composer software and Pro Tools software were a factor in our improved margins for the nine-month period. The gross margin percentage for the nine-month period was negatively impacted by certain unusual charges recorded in the 2011 period, including a charge related to a change in our third-party logistics provider in North America.

The decreases in services gross margin percentage for the three- and nine-month periods were the largely result of increased costs to provide professional services during the 2011 periods. The professional services costs for the 2011 periods included loss provisions related to professional services contracts assumed as part of a 2010 acquisition.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Expenses	Change		2010 Expenses
		$	%
Research and development expenses	$28,960	$31	0.1%	$28,929
Marketing and selling expenses	45,411	2,212	5.1%	43,199
General and administrative expenses	13,240	(6,458)	(32.8%)	19,698
Amortization of intangible assets	2,159	(124)	(5.4%)	2,283
Restructuring and other costs, net	2,707	2,522	(1363.2%)	185
Gain on sales of assets	—	1,527	100.0%	(1,527)
Total operating expenses	$92,477	$(290)	(0.3%)	$92,767

Operating loss	$(4,742)	$(2,326)	(32.9%)	$(7,068)

Operating Expenses and Operating Loss for the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Expenses	Change		2010 Expenses
		$	%
Research and development expenses	$89,386	$38	0.0%	$89,348
Marketing and selling expenses	136,273	6,854	5.3%	129,419
General and administrative expenses	43,458	(4,721)	(9.8%)	48,179
Amortization of intangible assets	6,465	(1,092)	(14.5%)	7,557
Restructuring and other costs, net	328	(5,204)	(94.1%)	5,532
Loss (gain) on sales of assets	597	2,124	139.1%	(1,527)
Total operating expenses	$276,507	$(2,001)	(0.7%)	$278,508

Operating loss	$(19,770)	$(13,120)	(39.9%)	$(32,890)

Research and Development

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses.

Year-Over-Year Change in Research and Development Expenses for the Three and Nine Months Ended September 30, 2011
(dollars in thousands)
	Three Months Ended September 30, 2011 (Decrease) Increase From 2010 Period		Nine Months Ended September 30, 2011 (Decrease) Increase From 2010 Period
	$	%	$	%
Personnel-related expenses	$(590)	(3.3%)	$(3,848)	(6.6%)
Consulting and outside services expenses	499	12.6%	2,004	18.4%
Computer hardware and supplies expenses	627	83.5%	1,709	78.5%
Facilities and information technology infrastructure costs	45	(1.0%)	835	6.1%
Other expenses	(550)	(32.2%)	(662)	(15.5%)
Total research and development expenses increase	$31	0.1%	$38	0.0%

The decreases in personnel-related expenses and the partially offsetting increases in consulting and outside services costs for both 2011 periods primarily resulted from our increased use of offshore third-party development resources. The increases in computer hardware and supplies expenses for both periods and the increase in facilities and information technology infrastructure costs expenses for the nine-month period were related to new product development initiatives started in 2010 and the first quarter of 2011. R&D expenses as a percentage of revenues were 17.6% and 18.1% for the three- and nine-month periods ended September 30, 2011, respectively, compared to 17.5% and 18.5% in the same 2010 periods. These changes were primarily the result of the decrease and increase in revenues for the three- and nine-month periods, respectively, on relatively unchanged R&D expenses.

Marketing and Selling

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs.

Year-Over-Year Change in Marketing and Selling Expenses for the Three and Nine Months Ended September 30, 2011
(dollars in thousands)
	Three Months Ended September 30, 2011 Increase (Decrease) From 2010 Period		Nine Months Ended September 30, 2011 Increase (Decrease) From 2010 Period
	$	%	$	%
Consulting and outside services	$3,241	109.7%	$5,669	61.1%
Tradeshow and other promotional expenses	32	0.9%	2,320	25.4%
Personnel related expenses	1,789	4.7%	2,629	2.2%
Bad debt expenses	(220)	(74.4%)	249	87.2%
Facilities and information technology infrastructure costs	(662)	(7.4%)	(1,543)	(6.0%)
Foreign exchange gains	(795)	(236.7%)	(1,054)	(1916.4%)
Other expenses	(1,173)	(10.8%)	(1,416)	(4.1%)
Total marketing and selling expenses increase	$2,212	5.1%	$6,854	5.3%

The higher consulting and outside services costs and personnel-related expenses for both 2011 periods and increased tradeshow and other promotional expenses in the nine-month period resulted from our increased investment in marketing activities designed to capture incremental revenues, while the increase in bad debt expenses for the nine-month period was largely the result of allowances required for write-offs recorded during the first and second quarters of 2011. During the nine months ended September 30, 2011, net foreign exchange gains (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $1.0 million, compared to losses of $0.1 million in the 2010 period, resulting in a $1.1 million change in the offset to expense. The decreases in facilities and information technology infrastructure costs for both 2011 periods were largely the result of our continued efforts to reduce overhead, while the decreases in other expenses for both 2011 periods were primarily related to increased services costs that are billable to customers and, therefore, allocated to cost of services. Marketing and selling expenses as a percentage of revenues increased to 27.5% and 27.7% for the three- and nine-month periods ended September 30, 2011, respectively, from 26.2% and 26.8% for the same 2010 periods, primarily as a result of the increased marketing investments in the 2011 periods as described above.

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

Year-Over-Year Change in General and Administrative Expenses for the Three and Nine Months Ended September 30, 2011
(dollars in thousands)
	Three Months Ended September 30, 2011 Increase (Decrease) From 2010 Period		Nine Months Ended September 30, 2011 Increase (Decrease) From 2010 Period
	$	%	$	%
Personnel-related expenses	$(309)	(4.1%)	$1,367	6.0%
Consulting and outside services expenses	(82)	(13.2%)	720	47.9%
Legal settlement expenses and mergers and acquisitions costs	(5,492)	(97.1%)	(5,869)	(91.3%)
Facilities and information technology infrastructure costs	(228)	(7.6%)	(374)	(4.3%)
Other expenses	(347)	(12.0%)	(565)	(6.5%)
Total general and administrative expenses increase	$(6,458)	(32.8%)	$(4,721)	(9.8%)

The higher personnel-related expenses for the nine-month period was largely the result of increased stock-based compensation expenses recorded during the first half of 2011, while the increased consulting and outside services costs were primarily the result of recruiting costs related to our business realignment initiated in the fourth quarter of 2010. The decrease in legal settlement expenses and mergers and acquisitions costs for both 2011 periods was primarily the result of a $5.6 million legal settlement agreement reached during the third quarter of 2010. The lower facilities and information technology infrastructure costs for both 2011 periods were primarily the result of our continued efforts to reduce overhead. General and administrative expenses as a percentage of revenues decreased to 8.0% and 8.8%, respectively, for the three- and nine-month periods ended September 30, 2011 from 11.9% and 10.0%, respectively, for the 2010 periods, largely as a result of the large legal settlement in the 2010 periods.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Three and Nine Months Ended September 30, 2011
(dollars in thousands)
	Three Months Ended September 30, 2011 Decrease From 2010 Period		Nine Months Ended September 30, 2011 Decrease From 2010 Period
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$(60)	(8.1%)	$(621)	(23.4%)
Amortization of intangible assets recorded in operating expenses	(124)	(5.4%)	(1,092)	(14.5%)
Total amortization of intangible assets decrease	$(184)	(6.1%)	$(1,713)	(16.8%)

The decreases in amortization of intangible assets recorded in cost of revenues during the three- and nine-month periods ended September 30, 2011, compared to the same 2010 periods, were primarily the result of the completion during 2010 of the amortization of developed technologies related to our 2006 acquisition of Sibelius. The decreases in amortization recorded in operating expenses for the same periods were primarily the result the completion during 2010 of the amortization of intangible assets related to our past acquisitions of M-Audio, Pinnacle and MaxT. The decreases for the nine-month period were partially offset by higher amortization in the 2011 period related to our April 2010 acquisition of Euphonix.

Restructuring and Other Costs, Net

2011 Restructuring Plan

On October 26, 2011, we committed to a restructuring plan, or the 2011 Plan, intended to improve operational efficiencies. Actions under the 2011 Plan include a reduction in force of approximately 10% of our workforce and the closure of our facility in Irwindale, CA. In connection with the restructuring, we intend to allocate additional resources to areas we believe have better opportunity for growth. Under the 2011 Plan, we expect to incur total expenses related to termination benefits and facility costs of $10 million to $11 million, all of which represent cash expenditures. We expect to record the majority of these charges during the quarter ending December 31, 2011 and anticipate that we will complete all actions under the 2011 Plan prior to June 30, 2012. During the third quarter of 2011, we recorded restructuring charges of $0.6 million for severance costs related to the 2011 Plan. At September 30, 2011, the balance of the severance charges related to the 2011 Plan was not estimable.

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with its strategic plans for the upcoming fiscal year. In connection with the restructuring, we eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, we recorded total restructuring charges of $13.1 million related to severance costs for the elimination of 145 positions and the partial closure of a facility. During the first nine months of 2011, we revised our previously recorded estimates of severance costs resulting in a restructuring benefit of $3.9 million and recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs, and $0.2 million for revised estimates of the costs associated with previously closed facilities. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

In the second quarter of 2010, we also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the first nine months of 2011, we recorded additional restructuring charges of approximately $0.2 million primarily resulting from revised estimates for the write-off of fixed assets related to the facilities closures. No further restructuring actions are anticipated under this plan.

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

During the first nine months of 2011, we recorded restructuring charges of $2.2 million related to the 2008 Plan for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $55 million have been recorded under the 2008 Plan.

Restructuring and Other Costs Summary

For the three- and nine-month periods ended September 30, 2010, also included in our results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the exit from our Tewksbury, Massachusetts headquarters lease. The following table summarizes our restructuring and other costs for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-acquisition-related restructuring charges	$2,707	$127	$175	$955
Acquisition-related restructuring charges	—	104	153	829
Tewksbury facility exit costs	—	(46)	—	3,748
Restructuring and other costs, net	$2,707	$185	$328	$5,532

Gain (Loss) on Sales of Assets

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

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Income (Expense)	Change		2010 Income (Expense)
		$	%
Interest income	$10	$(72)	(87.8%)	$82
Interest expense	(556)	(381)	217.7%	(175)
Other income (expense), net	43	(20)	(31.7%)	63
Total interest and other income (expense), net	$(503)	$(473)	(1576.7%)	$(30)

Interest and Other Income (Expense) for the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Income (Expense)	Change		2010 Income (Expense)
		$	%
Interest income	$78	$(144)	(64.9%)	$222
Interest expense	(1,695)	(1,059)	166.5%	(636)
Other income (expense), net	46	(236)	(83.7%)	282
Total interest and other income (expense), net	$(1,571)	$(1,439)	(1090.2%)	$(132)

The changes in total interest and other income (expense), net for the three- and nine-month periods ended September 30, 2011, compared to the same 2010 periods, were primarily the result of increased interest expense related to our revolving credit facilities. We expect our interest expense to increase for the remainder of 2011, compared to 2010, as a result of the costs of our credit facilities. The magnitude of the increase will largely depend on the level of our borrowings.

PROVISION FOR INCOME TAXES, NET

Provision for Income Taxes, Net for the Three Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Provision	Change		2010 Provision
		$	%
Provision for income taxes, net	$2,774	$(123)	(4.2%)	$2,897

Provision for Income Taxes, Net for the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)
	2011 Provision	Change		2010 Provision
		$	%
Provision for income taxes, net	$3,657	$296	8.8%	$3,361

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 17% and 10%, respectively, for the nine months ended September 30, 2011 and 2010. Although we reported worldwide pre-tax losses for both nine-month periods, we generated taxable profits in certain foreign jurisdictions. Our tax provision is primarily attributable to taxes payable on the income earned by these profitable foreign subsidiaries. The increases in both our tax provision and effective tax rate for the 2011 period were primarily the result of changes in the jurisdictional mix of earnings and fewer favorable discrete tax benefits for the nine-month period ended September 30, 2011, compared to the same period in 2010. Contributing to the increases were favorable discrete tax benefits of $1.1 million from the release of tax reserves and a valuation allowance, as well as favorable provision to return adjustments recorded during the nine-month period ended September 30, 2010, compared to a discrete tax charge of $0.6 million related to a tax reserve established for a position taken in a prior period recorded during the nine-month period ended September 30, 2011. No benefit is provided for losses generated in the United States due to the full valuation allowance on our U.S. deferred tax assets. Additionally, no benefit is provided for losses generated in certain foreign jurisdictions.

The tax rate in each period is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of our valuation allowance, our effective tax rates would have been 12% and 36%, respectively, for the nine-month periods ended September 30, 2011 and 2010. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. FASB ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at September 30, 2011 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented in recent quarters with borrowings under our credit facilities. At September 30, 2011 and December 31, 2010, our principal sources of liquidity included cash and cash equivalents totaling $33.7 million and $42.8 million, respectively, and available borrowings under our credit facilities as discussed below.

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

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

During the first nine months of 2011, our U.S. operations borrowed funds under our revolving credit facilities to meet short-term cash requirements, of which $13.0 million was outstanding at September 30, 2011 and the date of this report. The weighted-average interest rate on the outstanding balance at September 30, 2011 was 3.02%. At September 30, 2011, we were in compliance with all debt agreement covenants, and Avid Technology, Inc. and Avid Europe had additional available borrowings under the credit facilities of approximately $18.2 million and $17.1 million, respectively, after taking into consideration the related liquidity covenant. Although we expect our net cash balance to increase during the fourth quarter of 2011, we may borrow against the line of credit above the current outstanding borrowings to cover cash requirements as may be required to meet the short-term funding needs of the business.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, our acquisition of businesses or technologies and obligations under restructuring programs. We believe that we have sufficient cash, cash equivalents, funds generated from operations and funds available under the credit facilities to meet our operational and strategic objectives for at least the next twelve months.

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(13,557)	$(20,554)
Net cash used in investing activities	(9,831)	(34,661)
Net cash provided by (used in) financing activities	14,753	(61)
Effect of foreign currency exchange rates on cash and cash equivalents	(495)	(1,880)
Net decrease in cash and cash equivalents	$(9,130)	$(57,156)

Cash Flows from Operating Activities

For the nine months ended September 30, 2011, net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and decreases in accounts payable and accrued liabilities, partially offset by an increase in deferred revenues. These changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense. For the nine months ended September 30, 2010, net cash used in operating activities primarily reflected changes in working capital items, in particular a decrease in accrued liabilities and an increase in inventories, partially offset by an increase in accounts payable.

Accounts receivable decreased by $8.3 million to $92.9 million at September 30, 2011 from $101.2 million at December 31, 2010. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 51 days at September 30, 2011, compared to 47 days at December 31, 2010. Our accounts receivable aging at September 30, 2011 is within historical ranges, and we believe the increase in our DSO is the result of the timing of revenue recognition and customer receipts, as well as the impact of foreign currency translation on our accounts receivables balances.

Inventories increased by $17.7 million to $126.0 million at September 30, 2011 from $108.4 million at December 31, 2010. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at September 30, 2011 was the result of increased stocking levels during the first half of 2011 related to lower than expected revenues, as well as a buildup of inventory related to new product introductions. During parts of 2010, we experienced certain supply chain shortages that impacted our ability to meet the demand for certain of our products. Based on our current product forecasts, we believe we will be able to meet product demand for the remainder of 2011, including demand for our products using components sourced from suppliers impacted by the recent flooding in Thailand, based on our current inventory levels and anticipated component purchases. Our inventories decreased during the third quarter of 2011, and we expect the levels to decrease modestly during the fourth quarter of 2011 as we continue to work to better optimize our supply chain. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $12.3 million to $35.1 million at September 30, 2011 from $47.3 million at December 31, 2010. This decrease is primarily the result of the timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, decreased by $21.3 million to $60.8 million at September 30, 2011 from $82.1 million at December 31, 2010. This decrease in accrued liabilities was largely the result of decreased accruals for payroll and other compensation, primarily due to the payment in 2011 of 2010 bonuses accrued at December 31, 2010, and payment in 2011 for restructuring-related obligations incurred in connection with restructuring activities during 2010 and prior periods. At September 30, 2011, we had restructuring accruals of $1.7 million and $7.5 million related to severance and lease obligations, respectively, including $4.0 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $10.7 million at September 30, 2011. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $10.4 million during the first nine months of 2011. All payments related to restructuring actions are expected to be funded through working capital. See Note 14 of the unaudited condensed consolidated financial statements in Item 1 of this report for the restructuring costs and accruals activity for the nine months ended September 30, 2011.

Deferred revenues, including long-term amounts, increased by $16.5 million to $66.0 million at September 30, 2011, from $49.5 million at December 31, 2010. This increase was largely the result of an increase in deferrals related to maintenance obligations, resulting from an increase in new maintenance contracts, improved renewal rates for existing contracts and the timing of contract renewals, as well as deferrals for other maintenance obligations. Deferrals related to large deals for which revenue will be recognized upon later delivery or upon meeting other contractual terms also increased during the first nine months of 2011.

Cash Flows from Investing Activities

For the nine months ended September 30, 2011, the net cash flow used in investing activities primarily reflected $8.9 million used for the purchase of property and equipment. For the nine months ended September 30, 2010, the net cash flow used in investing activities primarily reflected $27.0 million paid to acquire Blue Order and Euphonix and $25.9 million used for the purchase of property and equipment, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities.

While our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems, the significant decrease in property and equipment purchases in the 2011 period primarily reflected our increased costs in 2010, which were not present in 2011, for leasehold improvements, furniture and equipment associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010. During the nine months ended September 30, 2010, leasehold improvements, furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $15.7 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011, the net cash flow provided by financing activities primarily reflected borrowings under our revolving credit facilities that had not been repaid at September 30, 2011, as well as proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by costs associated with tax withholding obligations related to the issuance of common stock under the plans. During the first nine months of 2011, our U.S. operations borrowed funds under our revolving credit facilities to meet certain short-term cash requirements, of which $13.0 million was outstanding at September 30, 2011. At September 30, 2011, we were in compliance with all debt agreement covenants, and Avid Technology, Inc. and Avid Europe had additional available borrowings under the credit facilities of approximately $18.2 million and $17.1 million, respectively, after taking into consideration the related liquidity covenant. For the nine months ended September 30, 2010, the cash used in financing activities reflected costs associated with tax withholding obligations resulting from the issuance of common stock under employee stock plans, partially offset by proceeds from the issuance of common stock under employee stock plans.

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

Goodwill Impairment Testing

We perform our annual goodwill impairment analysis in the fourth quarter of each year. In accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Others – Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of our single reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

To estimate the fair value of our single reporting unit for step one, we utilize a combination of market and income approaches. Since we have one reporting unit, we believes that the direct market capitalization approach, which considers our market capitalization including an implied control premium, is the most relevant measure and is weighted most heavily. We also use other market approaches including the guideline public company market approach, under which we identify similar public companies and derive estimated market multiples of revenue and earnings before interest, taxes, depreciation, and amortization, or EBITDA, and apply those multiples to our historical and forecasted results to estimate the fair value of our single reporting unit, and the guideline transaction market approach, under which we identify recent sale transactions involving similar companies and derive estimated transaction multiples of revenue and EBITDA and apply those multiples to our historical and forecasted results to estimate the fair value of our single reporting unit. The income approaches, specifically discounted cash flow methodologies, include assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flows, capital expenditures, growth rates, income tax rates, expected tax benefits, terminal values and long term discount rates, all of which require significant judgments by management.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. At September 30, 2011, as a result of a decline in our stock price since our fourth quarter 2010 goodwill impairment testing, lower than expected year-to-date 2011 revenues and operating results, and a reduction in forecasted 2011 results, we performed an interim step one goodwill impairment test. The interim step one test at September 30, 2011 indicated that the estimated fair value of our single reporting unit (approximately $530 million) exceeded the carrying value of $414.9 million by approximately 28%. Therefore, no goodwill impairment existed at September 30, 2011, and we were not required to perform step two. In connection with our interim goodwill step one impairment test at September 30, 2011, we weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to our market capitalization. Our market capitalization was calculated using the average stock price of our common stock for the 20 trading days prior to September 30, 2011 ($8.73 per share). If we used the closing stock price of our common stock on September 30, 2011 ($7.74 per share) in the direct market capitalization approach described above and applied similar weightings described above, the estimated fair value of our single reporting would have exceeded its carrying value by approximately 20%.

At September 30, 2011, our market capitalization based on the closing stock price of $7.74 per share at that date was approximately $298.6 million compared to the carrying value of our single reporting unit of $414.9 million.  This implies a control premium of approximately 39%. Subsequent to September 30, 2011, the volatility of the price of our stock has continued. On November 8, 2011, the closing price of the Company’s common stock was $7.15 per share.

We will perform our annual goodwill impairment test during the fourth quarter of 2011. Given the recent decline and continued volatility in the price of our common stock, it is possible that we will fail the step one goodwill impairment test and will be required to perform step two of the goodwill impairment test. Step two would require us to perform a hypothetical purchase price allocation for our single reporting unit, allocating the reporting unit’s estimated fair value to its assets and liabilities, and to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss would be recognized for the difference. While we cannot make a determination at this time, it is possible that a goodwill impairment loss will be recorded in the fourth quarter of 2011.

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

From time to time, we may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. During the three months ended September 30, 2010, we executed forward contracts to hedge the foreign exchange currency risk associated with its forecasted euro-denominated sales transactions for the first time. No such foreign currency forward contracts were executed during the three- or nine-month periods ended September 30, 2011, and no such contracts existed at either September 30, 2011 or December 31, 2010.

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

At September 30, 2011, we had foreign currency forward contracts outstanding with an aggregate notional value of $58.5 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At September 30, 2011, the fair value of the foreign currency forward contracts was $3.5 million, representing a net unrealized loss consisting of a net unrealized loss of $3.4 million from contracts that matured on, but were unsettled at, September 30, 2011, and a mark-to-market net unrealized loss of $0.1 million from contracts with maturity dates after September 30, 2011. For the nine months ended September 30, 2011, net gains of $6 thousand resulting from forward contracts and $1.0 million of net transaction and remeasurement gains on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At September 30, 2011, we held $33.7 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor below updates, and should be read in connection with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

Our business may be adversely affected by a shortage of disk drives.

The recent flooding in Thailand has affected certain of our suppliers, which could negatively impact the supply of disk drives used in some of our products. Disruption in supply resulting from the flooding in Thailand may result in certain of our suppliers being unable to deliver sufficient quantities of disk drives or being unable to deliver disk drives in a timely manner. Such a shortage or delay could result in insufficient inventory of certain of our products and delays in the manufacturing of certain of our products, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales and related operating results and could adversely affect our relationships with existing and prospective customers. A disk drive shortage may also increase our cost of goods sold because we may be required to pay higher prices for the drives we are able to procure. As a result, such a shortage could adversely affect our operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the three months ended September 30, 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
July 1 – July 31, 2011	–	$–	–	$80,325,905
August 1 – August 31, 2011	–	–	–	80,325,905
September 1 – September 30, 2011	2,606	9.09	–	80,325,905
	2,606	$9.09	–	$80,325,905

(a)	In September 2011, we acquired upon surrender 2,606 shares of restricted stock from an employee to pay required withholding taxes upon the vesting of restricted stock.

(b)
In April 2007, we initiated a stock repurchase program that ultimately authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At September 30, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares of our common stock under this program was in March 2008.

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

AVID TECHNOLOGY, INC. (Registrant)
Date: November 9, 2011	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

3.1	Amended and Restated By-Laws of Avid Technology, Inc.		8-K	October 21, 2011	000-21174
10.1
Amendment No. 1 to Credit Agreement dated as of August 16, 2011, by and among Avid Technology, Inc., Avid Technology International B.V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders.

X
10.2#	Letter Agreement between Avid Technology, Inc. and Ronald S. Greenberg dated September 23, 2011.	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101##	Interactive DATA FILES PURSUALT TO rULE 405 OF rEGUALTION s-t
__________________________________________________________________
#	Management contract or compensatory plan identified pursuant to Item 15(a)(3)

##
To be filed via amendment.  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.