Form 10-Q/A
period 2011-09-30
AVID TECHNOLOGY, INC.
filed 2011-11-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q/A
(Amendment No. 1)
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

AVID TECHNOLOGY, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Avid Technology, Inc. for the quarter ended September 30, 2011 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

ITEM 6.                      EXHIBITS.

Incorporated by Reference
Exhibit No.	Description	Furnished with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

3.1	Amended and Restated By-Laws of Avid Technology, Inc.		8-K	October 21, 2011	000-21174
10.1
Amendment No. 1 to Credit Agreement dated as of August 16, 2011, by and among Avid Technology, Inc., Avid Technology International B.V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders.

			10-Q	November 10, 2011	000-21174
10.2#	Letter Agreement between Avid Technology, Inc. and Ronald S. Greenberg dated September 23, 2011.		10-Q	November 10, 2011	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	November 10, 2011	000-21174
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	November 10, 2011	000-21174
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	November 10, 2011	000-21174
101.INS##	XBRL Instance Document	X
101.SCH##	XBRL Taxonomy Extension Schema Document	X
101.CAL##	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB##	XBRL Taxonomy Label Linkbase Document	X
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________________________________________________________
#	Management contract or compensatory plan identified pursuant to Item 15(a)(3)

##
Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID TECHNOLOGY, INC. (Registrant)
Date: November 10, 2011	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Furnished with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number

101.INS#	XBRL Instance Document	X
101.SCH#	XBRL Taxonomy Extension Schema Document	X
101.CAL#	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB#	XBRL Taxonomy Label Linkbase Document	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________________________________________________________

#
Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.