Form 10-K
period 2011-12-31
AVID TECHNOLOGY, INC.
filed 2012-02-29
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $721,477,000 based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2011.  The number of shares outstanding of the registrant’s Common Stock as of February 24, 2012 was 38,686,841.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders	III

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The information included under the heading “Stock Performance Graph” in Item 5 of this annual report is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business. Other trademarks appearing in this annual report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

 OVERVIEW

We are a leading provider of digital media content-creation products and solutions for audio, film, video, and broadcast professionals, as well as artists and creative enthusiasts. Our audio and video solutions are designed to be extensions of the people using them, so that they amplify creativity, speed production processes and provide the science behind the art of making great creative experiences.

Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. We do this by helping anyone with a passion for making music, movies, video and television, by providing both the technology and the expertise that power those experiences.

Customers use our solutions to create the most listened to, most watched and loved media in the world. Around the globe, feature films, primetime television shows, news programs, commercials, live performances and chart-topping music hits are made using one or more of our solutions.

CORPORATE STRATEGY

We operate our business based on the following five customer-centric strategic principles:

•	Drive customer success. We are committed to making each and every customer successful. Period. It's that simple.

•	From enthusiasts to the enterprise. Whether performing live or telling a story to sharing a vision or broadcasting the news - we create products to support our customers at all stages.

•	Fluid, dependable workflows. Reliability. Flexibility. Ease of Use. High Performance. We provide best-in-class workflows to make our customers more productive and competitive.

•	Collaborative support. For the individual user, the workgroup, a community or the enterprise, we enable a collaborative environment for success.

•	Avid optimized in an open ecosystem. Our products are innovative, reliable, integrated and best-of-breed. We work in partnership with a third-party community resulting in superior interoperability.

CUSTOMER MARKET SEGMENTS

We provide digital media content-creation products and solutions to customers in the three market segments below.

•
Media Enterprises.  This market segment consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this segment rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution, that utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air, and various other proprietary platforms. For this market segment, we offer a wide range of innovative, open products and solutions including hardware- and software-based video- and audio-editing tools, collaborative workflow and asset management solutions, and graphics-creation and automation tools, as well as scalable media storage options. Our domain expertise also allows us to provide customers in this market segment with a broad range of professional and consulting services. We sell into this market segment through our direct sales force and resellers.

•
Professionals and Post.  This market segment is made up of individual artists and entities that create audio and video media as a paid service, but who do not distribute media to end consumers on a large scale. This segment includes a wide-ranging target audience that includes: students and teachers in career technical education programs in high schools, colleges and universities, as well as in post-secondary vocational schools, that prepare students for professional media production careers in the digital workplace; independent video editors, facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers and engineers who compose and record music professionally; and technicians, engineers, hire companies and facilities that present, record and broadcast audio and video for live performances. For this market segment, we offer a wide range of innovative products and solutions, including hardware- and software-based creative production tools, scalable media storage options and collaborative workflows. These feature-rich solutions are accessible to users of varying skill and sophistication levels. Our domain expertise also allows us to provide customers in this market segment with a broad range of professional services. We sell into this market segment through storefront and on-line retailers, as well as through our direct sales force and resellers.

•
Creative Enthusiasts.  This market segment is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.” For customers in this market segment, we offer audio and video products and solutions at an affordable price. These products and solutions are specifically designed for the desktop or home studio and have rich feature sets similar to the post and professional products but with minimal learning curves. We sell into this market segment through storefront and on-line retailers, via specialized resellers and directly using e-commerce.

INDUSTRY RECOGNITION

We have been honored over time for our technological innovation with 14 Emmy awards, a Grammy award, two Oscar statuettes and the first ever America Cinema Editors Technical Excellence Award.  Our most recent acknowledgment by the National Academy of Television Arts & Sciences came in January 2011 with an Emmy® award for the “Development and Production of Portable Tapeless Acquisition,” which the company created in the mid-1990s with Ikegami to improve the way production teams capture and edit video content in the field.

Although we take pride in the honors bestowed upon us, greater satisfaction comes from awards given to our customers for the films, music and television shows they create using our solutions.  Once again, the 2012 winter awards season recognized the tremendous contributions and accomplishments for Avid and our customers across the music, film and television industries.   These customers received dozens of Oscar, Grammy and ACE Eddie award nominations capturing wins in categories that include Best Film, Best Edited Feature Film, Album of the Year, Record of the Year, Producer of the Year and a Lifetime Achievement Award.

PRODUCTS AND SERVICES

We provide a broad range of software and hardware products and solutions, as well as services offerings, to address the diverse needs, skills and sophistication levels found within our customer market segments. Information about the geographic breakdown of our revenues and long-lived assets can be found in Note R to our Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

The following table presents our revenues by type as a percentage of total net revenues for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
Video product revenues	41.2%	41.6%	41.2%
Audio product revenues	39.4%	40.9%	39.8%
Total product revenues	80.6%	82.5%	81.0%
Services revenues	19.4%	17.5%	19.0%
Total revenues	100.0%	100.0%	100.0%

Video Products

Professional Video-Editing Solutions

We offer a wide range of software and hardware professional video-editing solutions. Our award-winning Media Composer product line is widely used to edit television programs, commercials and films, while our NewsCutter and iNews Instinct editors are designed for the fast-paced world of news production. Avid Symphony Nitris DX and Avid DS are used during the “online” or “finishing” stage of post production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks. In 2011, we introduced new versions of our video editing solutions, Media Composer version 6, NewsCutter version 10 and Symphony version 6. These new versions demonstrate our continuing commitment to the professional editor with new open 64-bit architecture and user interfaces, as well as support for more third-party hardware.

Sales of professional video-editing products accounted for approximately 11%, 13% and 13% of our consolidated net revenues for 2011, 2010 and 2009, respectively.

Consumer Video-Editing Software

Avid Studio, our newest consumer video-editing software, provides consumers and entry-level videographers with the ability to easily create professional-looking videos. Avid Studio features some of the same technology used by our professional video-editing software to create major motion pictures, allowing hobby videographers and editing enthusiasts to make professional-quality movies at a fraction of the cost. In January 2012, we expanded our mobile application offerings with the announcement of Avid Studio for iPad, our first video-editing application, or app, for the iPad. This new app is designed for anyone from a first time user to the more advanced editor, who wants the convenience and portability of mobile device solutions. This app is the first video-editing app that offers frame-by-frame editing accuracy and access to a variety of media as well as the added ability to extend the capabilities of the mobile app by linking directly to Avid Studio software on the PC desktop.

We also offer our Pinnacle Studio consumer video-editing product line, which is available in three configurations, Pinnacle Studio HD, Pinnacle Studio HD Ultimate and Pinnacle Studio HD Ultimate Collection. Pinnacle Studio HD is designed for entry-level storytellers looking for a quick and easy way to enhance and share their projects with family and friends. Pinnacle Studio HD Ultimate and Pinnacle Studio HD Ultimate Collection offer additional features intended for advanced video enthusiasts who require greater power, control and quality for more professional looking results.

Broadcast Newsroom Solutions

Our broadcast newsroom graphics, ingest, play-to-air and automation device control solutions are designed to assist broadcasters as they bring programs from concept to air. These products accelerate the production process by enabling broadcasters to automate the control of ingest devices, manage teams of broadcast journalists and editors, assemble stories into news programs, develop and deliver real-time graphics for broadcast television, and automate the process of playing television programming to air. Our on-air solutions include AirSpeed Multi Stream, Avid Motion Graphics and iNews. In 2011, we extended the capability of our Interplay asset management solutions with the introduction of Interplay Central web- and mobile-based apps that provide next-generation workflow tools for on-the-go media professionals, as well as Avid InGame, a turnkey, end-to-end video production and archiving solution that helps sports marketing organizations deliver a more exciting game experience as well as generate higher fan attendance and advertising revenues.

Storage and Workflow Solutions

Our Avid ISIS shared storage systems are easy-to-use, real-time, open solutions that bring the power of best-in-class shared storage to local and regional broadcasters and post production facilities at competitive prices. Both ISIS 5000 and ISIS 7000 are built upon proven ISIS technology, with the ISIS 7000 used in more than 700 major media enterprises to store, share and manage large quantities of digital media assets. Customers can improve allocation of creative resources and support changing project needs with an open shared storage platform that includes the high-performance ISIS file system technology on lower cost hardware, support for third-party applications like Apple Final Cut Pro and streamlined administration to create more content more affordably.

In early 2010, we introduced the Integrated Media Enterprise, or IME, framework for integrating media operations with business processes to increase efficiency and agility across the enterprise. The IME framework encompasses three core elements: holistic media lifecycle management, alignment between media operations and business processes and the use of best practices that leverage both internal expertise as well as industry benchmarking. The IME framework is supported by Avid Interplay, our production and media asset management solution. Interplay Media Asset Manager, or MAM, allows users to focus on creating content by giving them the tools to connect their media operations and workflows, control movement of media between Interplay MAM and storage systems, configure metadata, and leverage a service-oriented architecture structure to integrate in-house and third-party applications. Interplay Production Asset Management, or PAM, enhances production team collaboration by coordinating the collaborative editing workflow of team members at each site, many of whom may be working on the same projects at the same time. Interplay PAM also deeply manages the detailed composition of a project and provides the ability to track media, all production file formats and every instance of a project's history.  Interplay solutions are delivered and supported by our Customer Success and Professional Services teams.

Sales of video storage and workflow products accounted for approximately 21%, 18% and 16% of our consolidated net revenues in 2011, 2010 and 2009, respectively.

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

In October 2011, we expanded the Pro Tools|HD product family with the introduction of the Pro Tools|HDX digital audio workstation. This addition to the Pro Tools|HD family gives customers two powerful systems to choose from, the Pro Tools|HD Native system or the Pro Tools|HDX system. Together, the Pro Tools|HD product family provides music production professionals with high performance, low latency, and great sound quality.

In 2011, we also responded to requests from both audio post-production and music professionals with the introduction of Pro Tools 10 software. Pro Tools 10 features timesaving workflows and new features such as Clip Gain, which enables users to more easily adjust the gain for individual audio clips and match their relative levels. We also recently introduced the Avid Vantage Program, an annual membership program for Pro Tools users that provides subscribers with unlimited online technical support, discounted phone support and access to audio plug-ins.

Sales of digital audio software and workstation products accounted for approximately 14%, 16% and 15% of our consolidated net revenues in 2011, 2010 and 2009, respectively.

Control Surfaces and Live Systems

We offer a broad range of complementary audio and video control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our System 5 digital audio console is a large-format, scalable console with power on demand to mix the biggest feature films or album projects. The addition of our EUCON Hybrid option extends the control capabilities of a System 5 console, enabling the user to bring audio tracks from multiple digital audio workstations onto the console surface for mixing. Our Artist Series control surfaces offer integrated, hands-on control at an affordable price. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user's favorite applications.

Our ICON (Integrated Console) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. Our ICON systems can be customized to provide a solution for any studio, providing from 16 to 80 channels of simultaneous control. An ICON system, integrated with a Pro Tools|HD workstation, input-output and pre-amplification peripherals, and studio reference monitors (speakers) options, provides an end-to-end solution for audio professionals.

Our VENUE product family includes console products for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE solutions that are designed for large performance settings, such as stadium concerts, as well as medium-sized theaters and houses of worship. VENUE systems allow the direct integration of Pro Tools systems to create and playback live recordings. In January 2012, we extended the VENUE product family with the release of the VENUE SC48 Remote System. The VENUE SC48 Remote System features the VENUE SC48 digital console paired with the new VENUE Stage 48 remote box, enabling the user to place input/output devices away from the console and closer to the sources, eliminating cable clutter.

Sales of control surfaces and live systems accounted for approximately 11%, 9% and 7% of our consolidated net revenues in 2011, 2010 and 2009, respectively.

Instruments and Controllers

Our new Fast Track C400 and Fast Track 600 recording interface products represent the next generation of the M-Audio Fast Track line of USB interfaces. The new Fast Track C-series is designed to deliver exceptional audio quality plus hands-on controls giving musicians the tools to produce quality recordings in less time. Each interface is available as a bundle with Pro Tools MP software or standalone for use with other popular audio software.

Our MIDI keyboards/controllers and our digital pianos are used by musicians in the recording studio and for live performances. In 2011, we extended our keyboard line with the introduction of the Keystation Mini 32, a 32-note, USB bus-powered keyboard controller small enough to fit in a backpack. In 2011, we also launched the M-Audio Venom synthesizer, which provides cutting-edge sound options to musicians of all skill levels. Venom works directly with Pro Tools and third-party digital audio workstations.

Desktop and Studio Monitors

We provide a wide range of speakers for use with desktop computer systems and in the studios of creative independents, established professionals, commercial businesses, post production facilities and broadcasters. These monitors provide high quality audio output at reasonable prices for those engaged in audio production or simply personal listening. In 2011, we introduced the M-Audio BX D2 studio monitor series, the next generation of the best-selling BX Deluxe family. The BX D2 series monitors feature a brand new look and improved sound and are an extension of our best-selling studio monitors.

Music Notation Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. In 2011, we launched Sibelius 7 the newest version of our musical notation software featuring an all new task-oriented user interface and native 64-bit performance. We also released Avid Scorch, our first application for the Apple iPad mobile device. Scorch turns an iPad into an interactive score library, with access to sheet music through an in-app store with more than 150,000 premium titles.

Customer Support and Professional Services

Our customer success team provides support services to help our customers make the most of their investment in our products and solutions. Customer success professionals deliver a unique combination of experience, expertise and best practices. We offer support plans designed with increasing levels of priority and response to help our customers meet their business objectives. All support plans are based on the premise of making sure our customers have access to online tools and self-help to speed recovery, software updates and upgrades to provide maintenance fixes and new features, our experts for direct technical support, and proactive services and tools to avoid expensive downtime. In addition to support services, we offer a broad array of professional services. Our professional services team is made up of industry experts with a wealth of real world experience. Our project managers, project engineers and consultants take a collaborative approach in the provision of project management, installation, integration, planning, consulting and training services. Our professional services team strives to achieve trusted adviser status with our customers and partners, helping each organization customize the solutions and workflows necessary to meet their specific business challenges. Training on our products is also available at Avid-certified training centers around the world.

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

We compete across multiple product lines and market segments with Adobe Systems Incorporated, Apple Inc. and Sony Corporation.

In addition, other companies that compete with certain of our products and solutions are listed below by the market segment in which they compete:

•	Media Enterprises: Bit Central Inc., Dalet S.A., Editshare LLC, EVS Corporation, Grass Valley, Harmonic Inc., Harris Corporation, Quantel Inc. and Vizrt Ltd., among others.

•	Professionals and Post: Autodesk Inc., Harman International Industries Inc. and Yamaha Corporation, among others.

•	Creative Enthusiasts: Corel Corporation, Magix AG and Roland Corporation, among others.

SALES AND SERVICE CHANNELS

We market and sell our products and solutions through a combination of direct and indirect sales channels. Our direct sales channel consists of internal sales representatives serving select customers and market segments, as well as our e-commerce sales programs. Our indirect sales channels include global networks of independent distributors, value-added resellers, dealers and retailers. Net revenues derived through indirect channels were approximately 60%, 65% and 66% for 2011, 2010 and 2009, respectively. In 2011, an increase in Media Enterprise revenues was a significant driver in the increased sales through direct channels, as compared to 2010.

We have significant international operations with offices in 20 countries. Sales to customers outside the United States accounted for 59%, 58% and 60%, respectively, of our consolidated net revenues for 2011, 2010 and 2009.

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

In most years, our first quarter revenues are the lowest for the year and typically are lower sequentially from the fourth quarter of the prior year. By contrast, our fourth quarter revenues are usually the highest revenues by quarter for the year. Our past experience may not be predictive of future seasonality due to the timing of recognizing revenue on larger transactions, changes in foreign currency rates and other factors that can cause results to deviate from these prior seasonal patterns.

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

MANUFACTURING AND SUPPLIERS

Our manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on a network of contractors around the globe to manufacture many of our products, components and subassemblies. Our products undergo testing and quality assurance at the final assembly stage. We depend on sole-source suppliers for certain key hardware product components and finished goods, including some critical items. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this annual report.

Our company-operated manufacturing facilities are located in: Burlington, Massachusetts; Dublin, Ireland; and Mountain View, California. Our Burlington and Dublin operations are ISO 14001, Environmental Management System, certified. During 2012, we will be working toward ISO 14001 certification for our Mountain View operations.

INTELLECTUAL PROPERTY

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2011, we held 207 U.S. patents, with expiration dates through 2030, and had 42 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Media Composer, NewsCutter, Pro Tools, M-Audio and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

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

RESEARCH AND DEVELOPMENT

We are committed to delivering best-in-class digital media content-creation solutions market-tailored to the unique needs, skills and sophistication levels of our target customer market segments. We are known as a pioneer and innovator of digital media content-creation solutions with research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation tools and workgroup solutions that operate primarily on the Mac and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we are offshoring an increasing portion of certain R&D projects to internationally based partners. Our R&D expenditures for 2011, 2010 and 2009 were $118.1 million, $120.2 million and $121.0 million, respectively, which represented 17%, 18% and 19% of our net revenues, respectively. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this annual report.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Daly City, California; Madison, Wisconsin; Mountain View, California; Munich, Germany; Kaiserslautern, Germany; Montreal, Canada and London, England.

HISTORY AND OPERATIONS

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Asia and Australia. At December 31, 2011, our worldwide workforce consisted of 1,787 employees and 490 external contractors.

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

Our Avid Environmental Policy, which is based on the principle that it is our responsibility to minimize our impact on the environment, establishes the following environmental goals:

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

Our Environmental Packaging Standard calls for a transition to between 50% and 75% recycled content in packaging materials, environmentally friendly inks and reduced packaging sizes. The latest versions of our Media Composer, Symphony, NewsCutter and Pro Tools products ship with electronic manuals only, which has reduced the packaging sizes by approximately 85%. We will continue to reduce documentation package sizes for the next releases of many of our products.

In 2011, 2010 and 2009, our expenses directly related to compliance with environmental laws were not material. We expect our 2012 environmental compliance costs to also be immaterial.

WEB SITE ACCESS

We make available free of charge on our website, www.avid.com, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as practicable after filing with the Securities and Exchange Commission, or SEC. Additionally, we will provide paper copies of all of these filings free of charge upon request. Alternatively, these reports can be accessed at the SEC's Internet website at www.sec.gov. The information contained on our web site shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

We operate in highly competitive market segments characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. There is an additional risk of consolidation among our competitors, which could result in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can.

If our competitors are more successful than we are in developing products or in attracting and retaining customers, our financial condition and operating results could be adversely affected.
A significant decrease in our liquidity could negatively affect our business.

Maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, which we have supplemented from time to time with borrowings under our credit facility. Significant fluctuations in our cash balances could affect our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, cause us to draw on our credit facility and therefore reduce available funds under the facility, cause us to violate the liquidity covenant under our credit agreement with Wells Fargo Capital Finance LLC (see “Liquidity and Capital Resources” in

Item 7 of this annual report) or impair our ability to compete with competitors with greater financial resources.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

Our business is impacted by global economic conditions, which have been in recent years and continue to be volatile. Specifically, our revenue and gross margin depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

The inability of our customers to obtain credit in the future may impair their ability to make timely payments to us. Tightening of credit by financial institutions could also lead customers to postpone spending or to cancel, decrease or delay their existing or future orders with us. Customer insolvencies could negatively impact our revenues and our ability to collect receivables. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Since we are unable to predict the pace and scope of either the deterioration of economic conditions or a global economic recovery, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

The rapid evolution of the media industry is changing our customers' needs, businesses and revenue models, and if we cannot anticipate or adapt quickly, our business will be harmed.

The media industry has rapidly and dramatically transformed in the last five years and is continuing to do so as free content, minimal entry costs for creation and distribution, and the expansion of mobile devices have become prevalent. As a result, our traditional customers' needs, businesses and revenue models are changing, often in ways that deviate from our core strengths and traditional bases. If we cannot anticipate these changes or adapt to them quickly, our business will be harmed. For example, traditional advertising channels face competition from web and mobile platforms and diminished revenue from traditional advertising will cause some customers' budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer segment for us. Additionally, our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service. While we continually assess new products and solutions for our customers, open platforms, online collaboration tools, software as a service, growing demand for an increasing array of mobile computing devices and the development of cloud-based computing are replacing the traditional software and hardware infrastructures and maintenance models and may reduce demand for some of our existing products and services. Our competitive landscape continues to evolve as the media industry rapidly evolves. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

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

Our revenues and operating results are difficult to predict and may fluctuate from period to period.

Our revenues and operating results may be materially affected by a number of factors, which include, but are not limited to:

•	timing and market acceptance of new product introductions by us and our competitors;

•	changes in customer demand for our products;

•	competitive pressure on product pricing;

•	changes in product, service or geographic mix;

•	the timing of large or enterprise-wide sales and our ability to recognize revenues from such sales;

•	length of sales cycles and associated costs;

•	demand planning and logistics;

•	global macroeconomic conditions;

•	fluctuations in foreign currency exchange rates;

•	reliance on third-party reseller and distribution channels;

•	cost of third-party technology or components incorporated into or bundled with products sold;

•	operational efficiency and effectiveness in a complex organization;

•	changes in operating expenses;

•	price protections and provisions for inventory obsolescence extended to resellers and distributors;

•	seasonal factors, such as higher consumer demand at year-end;

•	remedial costs and reputational harm associated with product defects or errors; and

•	complex accounting rules for revenue recognition.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

Our international operations expose us to additional legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, rely on foreign contractors for the supply and manufacture of many of our products and conduct significant research and development activities overseas.  Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with compliance with a myriad of environmental, tax and export laws, as well as other business regulations in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable payment cycles and difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	regional economic downturns;

•	difficulties in maintaining effective internal controls over financial reporting and disclosure controls;

•	costs and delays associated with developing products in multiple languages; and

•	economic, social and political instability abroad and international security concerns in general.

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

We outsource a portion of our software development and our hardware design and manufacturing to contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located offshore. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

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

Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results and cash flows. The majority of our international sales are transacted in euros and to hedge against the dollar/euro exchange exposure of the resulting forecasted receivables, cash balances and revenues, we may enter into foreign currency forward-exchange contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in euros. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

Furthermore, the significance to our business of sales in Europe subjects us to risks associated with long-term changes in the dollar/euro exchange rate.  A sustained strengthening of the U.S. dollar against the euro would decrease our expected future U.S. dollar revenue from European sales and could have a significant adverse effect on our overall profit margins.  During 2010 and 2011, economic instability in Europe, including concern over sovereign debt in Greece, Italy, Ireland and certain other European Union countries, caused significant fluctuations in the value of the euro relative to those of other currencies, including the U.S. dollar.  Continuing uncertainty regarding economic conditions, including the solvency of these countries and the stability of the eurozone, could lead to significant long-term economic weakness and reduced economic growth in Europe, the occurrence of which, or the potential occurrence of which, could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.

In addition, we source and manufacture many of our products in China and our costs may increase should the renminbi not remain stable with the U.S. dollar.  Although the renminbi is pegged against a basket of currencies determined by the People's Bank of China, the renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term.  In addition, if China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the renminbi would appreciate significantly in value against U.S. dollar.  An increase in the value of the renminbi against the U.S. dollar would have the effect of increasing the labor and production costs of our Chinese manufacturers in U.S. dollar terms, which may result in their passing such costs to us in the form of increased pricing, which would adversely affect our profit margins if we could not pass those price increases along to our customers.

We obtain hardware product components and finished goods under sole-source supply arrangements, and any disruptions to these arrangements could jeopardize the manufacturing or distribution of certain of our hardware products.

Although we generally prefer to establish multi-source supply arrangements for our hardware product components and finished goods, multi-source arrangements are not always possible or cost-effective. We consequently depend on sole-source suppliers for certain hardware product components and finished goods, including some critical items. We do not generally carry significant inventories of, and may not in all cases have guaranteed supply arrangements for, these sole-sourced items. If any of our sole-source suppliers were to cease, suspend or otherwise limit production or shipment (due to, among other things, macroeconomic events, political crises or natural or environmental disasters or other occurrences), or adversely modify supply terms or pricing, our ability to manufacture, distribute and service our products may be impaired and our business could be harmed. We cannot be certain that we will be able to obtain sole-sourced components or finished goods, or acceptable substitutes, from alternative suppliers or that we will be able to do so on commercially reasonable terms. We may also be required to expend significant development resources to redesign our products to work around the exclusion of any sole-sourced component or accommodate the inclusion of any substitute component.

We have incurred net losses in each of our three most recently completed fiscal years and we may continue to incur net losses in future periods.

We have incurred, on the basis of U.S. generally accepted accounting principles, net losses in each of the past three fiscal years: $23.8 million in 2011, $37.0 million in 2010 and $68.4 million in 2009. These losses, among other things, adversely affect our stockholders' equity and working capital. These losses, and the principal factors or components underlying them, are discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. We cannot be certain when, or if, our operations will return to profitability or, if we do return to profitability whether it can be sustained.

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

We distribute many of our products indirectly through third-party resellers and distributors. We also distribute products directly to end-user customers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. For example, in response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors' products in addition to, or in place of, ours. Moreover, since each distribution method has distinct risks and gross margins, our failure to identify and implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

In addition, some of our resellers and distributors have rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns and exchanges, and credits for price protection, are recorded as a reduction of revenues upon applicable product shipment, and are based upon our historical experience. To date, actual returns of relevant products have not differed materially from our management's estimates. However, our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult and to the extent that returns exceed estimates, our revenues and operating results may be adversely affected.

Our intellectual property and trade secrets are valuable assets that may be subject to third-party infringement and misappropriation.

As a technology company, our intellectual property and trade secrets are among our most valuable assets. Infringement or misappropriation of these assets results in lost revenues to us and thereby ultimately reduces their value. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and anti-piracy technology in certain of our products to protect our intellectual property and trade secrets. Most of these tools require vigilant monitoring of competitor and other third-party activities and of end-user usage of our products to be effective. These tools may not provide adequate protection in all instances, may be subject to circumvention, or may require a vigilance that in some cases exceeds our capabilities or resources. Additionally, our business model is increasingly focused on software products and as we offer more software products our revenues may be more vulnerable to loss through piracy, which could result in revenue losses for us. While we may seek to engage with those potentially infringing our intellectual property to negotiate a license for use, we also may seek legal recourse. The legal regimes of certain countries in which we operate may not protect our intellectual property or trade secrets to the same extent as do the laws of the United States. Regardless of jurisdiction, assuming legal protection exists and infringement or misappropriation is detected, any enforcement action that we may pursue could be costly and time-consuming, the outcome will be uncertain, and the alleged offender in some cases may seek to have our intellectual property rights invalidated. If we are unable to protect our intellectual property and trade secrets, our business could be harmed.

Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties' intellectual property rights.

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may infringe the patents or other intellectual property rights of third parties. We have received claims and are subject to litigation alleging that we infringe patents owned by third parties. Regardless of the scope or validity of such patents or the merits of any patent claims by potential or actual litigants, we could incur substantial costs in defending intellectual property claims and litigation, and such claims and litigation could distract management's attention from normal business operations. In addition, we provide indemnification provisions in agreements with certain customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that we will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to our products, and we have received claims for such indemnification. The results of any intellectual property litigation to which we are, or may become, a party, or for which we are required to provide indemnification, may require us to:

•	cease selling or using products or services that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•
obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology, which such license could require royalties that would significantly increase our cost of goods sold; or

•	redesign products or services to avoid infringement, which such redesign could involve significant costs and result in delayed and/or reduced sales of the affected products.

We do not believe any of the pending claims or proceedings against us will have a material adverse effect on our financial position or results of operations, although an unfavorable outcome of a matter could have a material adverse effect on our financial position or results of operations for the period in which such matter is resolved.

Future debt obligations may adversely affect our cash flow and restrict our investment opportunities.

In October 2010, we entered into a four-year asset-backed revolving credit facility in the aggregate principal amount of up to $60 million. Any indebtedness we incur under the facility could have negative consequences, including, increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our ability to complete a merger or an acquisition; and limiting our flexibility in planning for, or reacting to, changes in our business.

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

The credit agreement for our revolving credit facility contains restrictive covenants which limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability to make investments, incur additional indebtedness, issue equity and create liens. We are also required to meet a specified liquidity-based financial covenant under the terms of the credit agreement. Failure to comply with any of these restrictions or covenants may result in an event of default under the credit agreement, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the credit agreement.

Potential acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, from time to time we acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer market segments or will allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

•	failure to realize anticipated returns on investment, cost savings and synergies;

•	difficulty in assimilating the operations, policies and personnel of the acquired company;

•	combining product offerings and entering into new markets in which we may not have experience;

•	distraction of management's attention from normal business operations;

•	potential loss of key employees of the acquired company;

•	difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;

•	impairment of relationships with customers or suppliers;

•	possibility of incurring impairment losses related to goodwill and intangible assets; and

•	unidentified issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

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

Our software products, as is typical of sophisticated, complex software, occasionally include coding defects or errors (commonly referred to as “bugs”), which in some cases may interfere with or impair a customer's ability to operate or use the software. Similarly, our hardware products could include design or manufacturing defects that could cause them to malfunction. Although we employ quality control measures, those measures are not designed or intended to detect and remedy all defects. The time and resources available to devote to quality control measures are, in part, dependent on other business considerations, such as meeting customer expectations with respect to release schedules. Any product defects could result in loss of customers or revenues, delays in revenue recognition, increased product returns, damage to our market reputation and significant warranty or other expense and could have a material adverse impact on our financial condition and operating results.

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

We have undergone an effort to achieve global brand alignment which poses risks of both business disruption and customer acceptance as we migrate brands. While much of this effort has taken place, some product lines have yet to be rebranded. Our customer outreach and similar efforts may not mitigate fully the risks of our branding efforts, which may lead to reductions in revenues in some markets, which may adversely affect our business, financial position and results of operations, and could cause the market value of our common stock to decline.

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

The market price of our common stock has experienced volatility in the past and may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our failure to accurately forecast revenues or operating results;

•	our commencement of, or involvement in, litigation;

•	whether our results meet analysts' expectations;

•	short sales, hedging or other derivative transactions involving shares of our common stock; and

•	shifts in financial markets.

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

We are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and commercial, employment and other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol AVID. The table below shows the high and low sales prices of the common stock for each calendar quarter of the fiscal years ended December 31, 2011 and 2010.

	2011		2010
	High	Low	High	Low
First Quarter	$23.35	$16.32	$14.84	$12.26
Second Quarter	$22.95	$16.15	$17.99	$12.26
Third Quarter	$20.38	$7.72	$13.82	$11.04
Fourth Quarter	$9.05	$5.76	$18.83	$12.23

On February 24, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.71 per share. The approximate number of holders of record of our common stock at February 22, 2012 was 417. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement with Wells Fargo prohibits us from declaring or paying any dividends in cash on our capital stock.

Issuer Purchases of Equity Securities

The following table is a summary of our stock repurchases during the quarter ended December 31, 2011:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program(b)
October 1 – October 31, 2011	—	—	—	$80,325,905
November 1 – November 30, 2011	—	—	—	$80,325,905
December 1 – December 31, 2011	2,606	$8.04	—	$80,325,905
	2,606	$8.04	—	$80,325,905

(a)
In December 2011, we acquired upon surrender 2,606 shares of restricted stock for $8.04 per share from an employee to pay required withholding taxes upon the vesting of restricted stock. The purchase price of a share of stock used for tax withholding is determined based on the market price of the stock on the date of vesting of the restricted stock.

(b)
A stock repurchase program was approved by our board of directors and publicly announced on April 26, 2007. The stock repurchase program authorized the repurchase of up to $200 million of our common stock through transactions on the open market, in block trades or otherwise. At December 31, 2011, $80.3 million remained available for future stock repurchases under the program. The stock repurchase program is funded through working capital and has no expiration date. The last repurchase of shares under this program was in March 2008.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2006 through December 31, 2011 with the cumulative return during the period for:

•	the NASDAQ Composite Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the Old Peer Group Index (see note following the graph), and

•	the Avid Peer Group Index (see note following the graph).

This comparison assumes the investment of $100 on December 31, 2006 in our common stock, the NASDAQ Market Index, the Old Avid Peer Group and the new Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

## COMPARISON OF CUMULATIVE TOTAL RETURN

Among Avid Technology, Inc., the NASDAQ Composite Index, Old Peer Group and the Avid Peer Group Index

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Avid Technology, Inc.
NASDAQ Composite
Old Peer Group
Avid Peer Group Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2011

Prior to 2010, Avid compared its common stock returns to the NASDAQ Index and the NASDAQ Computer, Data Processing Index. Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. Therefore, for 2010, we began comparing our common stock returns to a peer group index (the “Old Peer Group”), which was composed of the following NASDAQ-traded companies selected by Avid to best represent its peers based on various criteria, including industry classification, number of employees and market capitalization: Autodesk, Inc., Cadence Design Systems, Dolby Laboratories, Inc., Harmonic, Inc., Imation Corporation, Mentor Graphics Corporation, National Instruments Corporation, Parametric Technology Corporation, Quantum Corporation, RealNetworks, Inc., Sybase Inc., Synopsys, Inc., THQ, Inc., and Zoran Corporation.

The composition of the Avid Peer Group Index is dictated by the peer group selected by the compensation committee of Avid's board of directors for its reference in setting executive compensation.   The compensation committee seeks generally to include companies with similar product and service offerings to those of Avid while also achieving a balance of smaller and larger sized peer companies in terms of market capitalizations and revenue.

For purposes of the Avid Peer Group Index for 2011, Sybase Inc. and Zoran Corporation were removed because Sybase Inc. was not publicly traded in 2011 and Zoran Corporation was only publicly traded for a portion of the year.  RealD, Inc. and SeaChange International, Inc. were added to the Avid Peer Group Index for 2011 based on their addition to the peer group selected by the compensation committee.  As a result, for 2011, the Avid Peer Group Index was composed of:  Autodesk, Inc., Cadence Design Systems, Inc., Dolby Laboratories, Inc., Harmonic Inc., Imation Corp., Mentor Graphics Corporation, National Instruments

Corporation, Parametric Technology Corporation, Quantum Corporation, RealD Inc., RealNetworks, Inc., SeaChange International Inc., Synopsys, Inc. and THQ Inc. The Avid Peer Group Index is weighted based on market capitalization.

ITEM 6.           SELECTED FINANCIAL DATA

The following table sets forth our selected condensed consolidated financial data. The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this annual report on Form 10-K. See Notes I & J to our Consolidated Financial Statements in Item 8 for information regarding our acquisitions and divestitures that affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands except per share data)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Net revenues	$677,936	$678,522	$628,970	$844,901	$929,570
Cost of revenues	320,910	327,774	305,948	452,476	480,427
Gross profit	357,026	350,748	323,022	392,425	449,143
Operating expenses:
Research and development	118,108	120,229	120,989	148,598	150,707
Marketing and selling	183,865	177,178	173,601	208,735	210,456
General and administrative	57,851	64,345	61,087	78,591	77,463
Amortization of intangible assets	8,528	9,743	10,511	12,854	13,726
Impairment of goodwill and intangible assets	—	—	—	129,972	—
Restructuring and other costs, net	8,858	20,450	26,873	25,412	9,410
Loss (gain) on sales of assets	597	(5,029)	(155)	(13,287)	—
Total operating expenses	377,807	386,916	392,906	590,875	461,762
Operating loss	(20,781)	(36,168)	(69,884)	(198,450)	(12,619)
Interest and other income (expense), net	(2,068)	(390)	(123)	2,936	7,637
Loss before income taxes	(22,849)	(36,558)	(70,007)	(195,514)	(4,982)
Provision for (benefit from) income taxes	942	396	(1,652)	2,663	2,997
Net loss	$(23,791)	$(36,954)	$(68,355)	$(198,177)	$(7,979)
Net loss per common share – basic and diluted	$(0.62)	$(0.98)	$(1.83)	$(5.28)	$(0.19)
Weighted-average common shares outstanding – basic and diluted	38,435	37,895	37,293	37,556	40,974

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and marketable securities	$32,855	$42,782	$108,877	$147,694	$224,460
Working capital	114,911	101,481	143,499	191,838	308,589
Total assets	602,611	626,571	611,038	703,585	1,005,953
Long-term liabilities	27,885	24,675	14,483	11,823	17,495
Total stockholders' equity	417,003	426,610	443,118	492,655	779,783

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation products and solutions for audio, film, video, and broadcast professionals, as well as artists and creative enthusiasts. Our audio and video solutions are designed to be extensions of the people using them, so that they amplify creativity, speed production processes and provide the science behind the art of making great creative experiences. We provide our products and solutions to customers in three market segments: Media Enterprises segment, which consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes; Professionals and Post segment, which is composed of individual artists and entities that create audio and video media as a paid service, but who do not distribute media to end consumers on a large scale; and Creative Enthusiasts segment, which is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.”

Our mission is to inspire passion, unleash creativity and enable our customers to realize their dreams in a digital world. We do this by helping anyone with a passion for making music, movies, video and television, by providing both the technology and the expertise that power those experiences.

Customers use our solutions to create the most listened to, most watched and loved media in the world. Around the globe, feature films, primetime television shows, news programs, commercials, live performances and chart-topping music hits are made using one or more of our solutions.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
Net revenues:
Product revenues	80.6%	82.5%	81.0%
Services revenues	19.4%	17.5%	19.0%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	47.3%	48.3%	48.6%
Gross margin	52.7%	51.7%	51.4%
Operating expenses:
Research and development	17.4%	17.7%	19.2%
Marketing and selling	27.1%	26.1%	27.6%
General and administrative	8.5%	9.5%	9.7%
Amortization of intangible assets	1.3%	1.4%	1.7%
Restructuring and other costs, net	1.3%	3.0%	4.3%
Loss (gain) on sales of assets	0.1%	(0.7)%	—%
Total operating expenses	55.7%	57.0%	62.5%
Operating loss	(3.0)%	(5.3)%	(11.1)%
Interest and other income (expense), net	(0.3)%	—%	—%
Loss before income taxes	(3.3)%	(5.3)%	(11.1)%
Provision for (benefit from) income taxes	0.1%	0.1%	(0.2)%
Net loss	(3.4)%	(5.4)%	(10.9)%

Total net revenues for the year ended December 31, 2011 were $677.9 million, a decrease of $0.6 million compared to the year ended December 31, 2010, with services revenues increasing by 10.9% and revenues from products decreasing by 2.4%. In 2011, compared to 2010, services revenues increased $13.0 million, while video products revenues and audio products revenues decreased by $3.3 million and $10.3 million, respectively. Our 2011 revenues included approximately $10.9 million related to the favorable impact of currency exchange rates. Additionally, we recognized additional revenues of approximately $6.8 million during 2011 as a result of our January 1, 2011 adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found in this Item 2 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

The following table sets forth the percentage of our net revenues attributable to geographic regions for 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Americas	49%	49%	48%
Europe, Middle East and Africa	38%	37%	40%
Asia-Pacific	13%	14%	12%

The following table sets forth the percentage of our net revenues sold through indirect and direct sales channels for 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Indirect	60%	65%	66%
Direct	40%	35%	34%

In 2011, an increase in Media Enterprise revenues was a significant driver in the increased sales through direct channels, as compared to 2010.

Our gross margin percentage for the year ended December 31, 2011 improved to 52.7%, compared to 51.7% for 2010. This change was driven by an increase in products gross margin percentage to 53.2% in 2011, compared to 52.1% in 2010, and a slight increase in services gross margin percentage to 52.5% in 2011, compared to 52.4% in 2010. The increase in products gross margin percentage for 2011 was the result of a decrease in products costs in 2011, primarily due to shifts in product mix, and the favorable impact of currency exchange rates. The slight increase in services gross margin percentage was largely the result of the increase of services revenues, partially offset by increased professional services costs, including loss provisions recorded in 2011 related to professional services contracts assumed as part of a 2010 acquisition.

For the year ended December 31, 2011, we incurred a net loss of $23.8 million, compared to a net loss of $37.0 million for 2010. The reduction in net loss was largely a result of our continuing focus on the management of both costs of revenues and operating expenses. The net loss for 2011 included charges of $11.2 million for acquisition-related intangible asset amortization; restructuring costs of $8.9 million; a loss from the sales of assets of $0.6 million; and $0.6 million for legal settlements and acquisition-related costs. The net loss for 2010 included charges of $20.5 million for restructuring and other costs, $13.0 million for acquisition-related intangible asset amortization, $5.6 million for a legal settlement and $0.8 million related to acquisition activities; partially offset by a gain of $5.0 million resulting from certain asset sales.

We continue to identify and implement changes across the company to help improve our operational performance. Throughout 2011, we worked to develop an integrated planning process as a way to help us better predict business performance, make timely and impactful business decisions, and measure the business more effectively. In the fourth quarter, we implemented the first phase of the process, Sales Inventory and Operations Planning, or SIOP. We have also made progress in simplifying other areas of our business. During 2011, we moved to a more common hardware platform supporting multiple software product offerings, reduced the variations of product offerings to our Creative Enthusiast customers and began the implementation of unified licensing and software activation card programs as a way to improve our delivery capabilities and increase customer satisfaction.

During October 2011, we committed to a restructuring plan intended to improve operational efficiencies. Actions under the plan included a reduction in force of approximately 190 employees and the closure of our facility in Irwindale, CA. These actions were intended to allow us to continue to invest in our core businesses, as well as shift some resources into areas of the business that we believe offer us better revenue growth potential. Under the plan, we expect to incur total expenses related to termination benefits and facility costs of $9 million to $10 million. During the year ended December 31, 2011, we recorded charges of $8.9 million related to severance charges and $0.5 million related to the Irwindale closure. As a result of the actions taken under the plan, we expect to realize annualized cost savings of between $25 million and $27 million.

See “Risk Factors” in Item 1A of this annual report for risk factors that may cause our future results to differ materially from our current expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: revenue recognition and allowances for product returns and exchanges; stock-based compensation; goodwill and intangible assets; the valuation of business combinations; income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

On January 1, 2011, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software - Revenue Recognition, or the Updates. As a result, our critical accounting policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” has been updated to reflect adoption of this guidance.

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

Prior to adoption of the Updates, we generally recognized revenues using the revenue recognition criteria of ASC Subtopic 985-605, Software - Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, we will now typically recognize revenue using the criteria of ASC Topic 605, Revenue Recognition. Historically, we were generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance our recognition of revenues may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, we will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will typically be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. Adoption of the Updates resulted in an increase in our consolidated net revenues of approximately $6.8 million during 2011. We cannot reasonably estimate the effect of the adoption of these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

Generally, the products we sell do not require significant production, modification or customization of software. Installation of the products is generally routine, consists of implementation and configuration and does not have to be performed by Avid. However, certain transactions for our video products, typically complex solution sales that include a significant number of products and may involve multiple customer sites, require us to perform an installation effort that we may deem to be complex, non-routine and essential to the functionality of the products delivered. In these situations, we do not recognize revenues for either the products shipped or services performed until the essential services have been completed. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer's formal acceptance of the products and services has been received.

In the first quarter of fiscal 2011, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software - Revenue Recognition. ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple-element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude sales of tangible products containing both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. We adopted this accounting guidance prospectively and applied its provisions to arrangements entered into or materially modified after December 31, 2010.

We recognize revenue from the sale of non-software products, including software bundled with hardware that is essential to the functionality of the hardware, under the general revenue recognition accounting guidance of ASC Topic 605, Revenue Recognition and ASC Subtopic 605-25 Revenue Recognition - Multiple-Element Arrangements. We recognize revenue in accordance with ASC Subtopic 985-605, Software - Revenue Recognition for the following types of sales transactions: (i) standalone sales of software products and related upgrades and (ii) sales of software elements bundled with non-software elements, when the software elements are not essential to the functionality of the non-software elements.

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

The process for determining our ESP for deliverables without VSOE or TPE involves management's judgment. We generally determine ESP based on the following.

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

Approximately 60% of our 2011 revenues were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, we record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition - Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, we analyze historical returns and credits and the amounts of products held by major resellers and consider the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from our estimates.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2011, we granted both stock options and restricted stock units as part of our key performer stock-based compensation program, as well as stock options and restricted stock units to newly hired employees. In prior years, we have also issued restricted stock, and we refer to restricted stock and restricted stock units collectively as restricted stock awards. The vesting of stock options and restricted stock awards may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

We also issue stock option grants or restricted stock unit awards with vesting based on market conditions, specifically Avid's stock price, or a combination of performance, generally our return on equity, or market conditions. The fair values and derived service periods for all grants that have vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance or market conditions, the fair values are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimated fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For restricted stock unit awards with vesting based on a combination of performance or market conditions, the fair values are also estimated based on the intrinsic values of the awards at the date of grant, and compensation costs for these grants are also recorded based on the higher estimated fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For each stock option grant and restricted stock award with vesting based on a combination of performance or market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. For 2011, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes: non-employee directors, executive management staff and other employees. At December 31, 2011, our annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, including changes in the probability of achieving performance conditions, or we decide to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Notes B and N to our Consolidated Financial Statements in Item 8 for further information regarding stock-based compensation.

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

In accordance with ASC Subtopic 350-20, Intangibles - Goodwill and Others - Goodwill, we do not amortize goodwill. The goodwill impairment test prescribed by ASC 350-20 requires us to identify reporting units and to determine estimates of the fair values of our reporting units at the date we test for impairment. Our organizational structure in 2011 was based on a single reporting unit.

We perform our annual goodwill impairment analysis in the fourth quarter of each year. In accordance with ASC Subtopic 350-20, Intangibles - Goodwill and Others - Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of our single reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

To estimate the fair value of our single reporting unit for step one, we utilize a combination of market and income approaches. Since we have one reporting unit, we believe that the direct market capitalization approach, which considers our market capitalization including an implied control premium, is the most relevant measure and is weighted most heavily. We also use other market approaches including the guideline public company market approach, under which we identify similar public companies and derive estimated market multiples of revenue and earnings before interest, taxes, depreciation, and amortization, or EBITDA, and apply those multiples to our historical and forecasted results to estimate the fair value of our single reporting unit, and the guideline transaction market approach, under which we identify recent sale transactions involving similar companies and derive estimated transaction multiples of revenue and EBITDA and apply those multiples to our historical and forecasted results to estimate the fair value of our single reporting unit. The income approaches, specifically discounted cash flow methodologies, include assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flows, capital expenditures, growth rates, income tax rates, expected tax benefits, terminal values and long term discount rates, all of which require significant judgments by management.

Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. At September 30, 2011, as a result of a decline in our stock price since our fourth quarter 2010 goodwill impairment testing, lower than expected year-to-date 2011 revenues and operating results, and a reduction in forecasted 2011 results, we performed an interim step one goodwill impairment test. The interim step one test at September 30, 2011 indicated that the estimated fair value of our single reporting unit (approximately $530 million) exceeded the carrying value of $414.9 million by approximately 28%. Therefore, no goodwill impairment existed at September 30, 2011, and we were not required to perform step two. In connection with our interim goodwill step one impairment test at September 30, 2011, we weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to our market capitalization. Our market capitalization was calculated using the average stock price of our common stock for the 20 trading days prior to September 30, 2011 ($8.73 per share). If we had used the closing stock price of our common stock on September 30, 2011 ($7.74 per share) in the direct market capitalization approach described above and applied similar weightings, the estimated fair value of our single reporting would have exceeded its carrying value by approximately 20%.

Our annual goodwill impairment testing in the fourth quarter of 2011 determined that no goodwill impairment existed at December 31, 2011. At that date, we performed a step one test using the same approach weightings as were used for the September 30, 2011 interim impairment test. The step one test at December 31, 2011 indicated that the estimated fair value of our single reporting unit (approximately $506 million) exceeded the carrying value of $417.0 million by approximately 21%. Therefore, no goodwill impairment existed at December 31, 2011, and we were not required to perform step two. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to our market capitalization. Our market capitalization was calculated using the average stock price of our common stock for the 20 trading days prior to December 31, 2011 ($8.04 per share). If we had used the closing stock price of our common stock on December 31, 2011 ($8.53 per share) in the direct market capitalization approach described above and applied similar weightings, the estimated fair value of our single reporting would have exceeded its carrying value by approximately 26%.

At December 31, 2011, our market capitalization based on the closing stock price of $8.53 per share at that date was approximately $329.3 million, compared to the carrying value of the our single reporting unit of $417.0 million. This implied a control premium of approximately 27%. Subsequent to December 31, 2011, the volatility of the price of our stock has continued. On February 24, 2012, the closing price of our common stock was $11.71 per share.

Identifiable intangible assets are also tested for impairment in accordance with ASC Section 360-10-35, Property, Plant and Equipment - Overall - Subsequent Measurement, if events or circumstances exist that indicate the carrying value of an asset may not be recoverable. The fair value of each asset is compared to its carrying value, and if the asset's carrying value is not recoverable and exceeds its fair value, we record an impairment loss equal to the difference between the carrying value of the asset and its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Changes in business conditions or our assumptions could require that we record impairment charges related to our identifiable intangible assets.

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

Valuation of Business Combinations

When we acquire new businesses, we allocate the purchase price to the acquired assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangible assets is based on estimates of the future performance and cash flows from the acquired business, discount rates, tax rates and other assumptions. The use of different assumptions could materially impact the purchase price allocation and our financial position and results of operations.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at December 31, 2011 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on our unrecognized tax positions. At December 31, 2011 and 2010, we had gross unrecognized tax benefits, including interest, of $12.9 million and $1.7 million, respectively. If these benefits had been recognized, $0.9 million and $1.7 million, respectively, would have resulted in a reduction of our effective tax rates at December 31, 2011 and 2010.

Restructuring Charges and Accruals

We record facility-related restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on our policies for the calculation and payment of severance benefits, we account for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits.

We recognize charges for the consolidation of excess facilities when we have vacated the premises. The decision to vacate excess facilities results in charges for future commitments to pay lease and other ongoing facility-related expenses, net of estimated future sublease income; fixed asset write-offs; and lease termination costs, if applicable. We estimate the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on our current borrowing rate.

Severance-related charges are accrued when it is determined that a liability has been incurred, which is when the expected severance payments are probable and can be reasonably estimated.

Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income and severance period assumptions. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at our estimates. The estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in our statement of operations in the period when such changes are known. If actual results differ significantly from our current estimates, we may be required to adjust our restructuring accruals in the future.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts. We expect to have low single-digit percentage revenue growth in 2012, compared to 2011.

Net Revenues for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011	Change		2010
	Net Revenues	$	%	Net Revenues
Video products revenues	$278,979	$(3,284)	(1.2)%	$282,263
Audio products revenues	267,392	(10,252)	(3.7)%	277,644
Products revenues	546,371	(13,536)	(2.4)%	559,907
Services revenues	131,565	12,950	10.9%	118,615
Total net revenues	$677,936	$(586)	(0.1)%	$678,522

Net Revenues for the Year Ended December 31, 2010 and 2009
(dollars in thousands)
	2010	Change		2009
	Net Revenues	$	%	Net Revenues
Video products revenues	$282,263	$23,112	8.9%	$259,151
Audio products revenues	277,644	27,580	11.0%	250,064
Products revenues	559,907	50,692	10.0%	509,215
Services revenues	118,615	(1,140)	(1.0)%	119,755
Total net revenues	$678,522	$49,552	7.9%	$628,970

The $0.6 million decrease in our total revenues for 2011, compared to 2010, consisted of a $3.3 million decrease in our video products revenues and a $10.3 million decrease in our audio products revenues, partially offset by a $13.0 million increase in our services revenues. The decrease in total net revenues included approximately $10.9 million for the favorable impact of currency exchange rates. During 2011, we recognized $6.8 million in products revenues as a result of our January 1, 2011 adoption of new revenue recognition guidance. See our critical accounting policy disclosure and updated policy for “Revenue Recognition and Allowances for Product Returns and Exchanges” found previously in this Item 7 under the heading “Critical Accounting Policies and Estimates” for a further discussion of the impact of adoption of this guidance.

The $49.6 million increase in our total revenues for 2010, compared to 2009, consisted of a $27.6 million increase in our audio products revenues and a $23.1 million increase in our video products revenues, partially offset by a $1.1 million decrease in our services revenues. The increase in total net revenues, which was primarily the result of higher sales volumes for many of our product lines, included a $16.8 million increase resulting from our 2010 acquisitions and a $6.1 million decrease for the unfavorable impact of currency exchange rates.

Video Products Revenues

The 1.2% decrease in our video products revenues for 2011, compared to 2010, was primarily the result of decreased revenues from our professional video-editing and, to a lesser extent, consumer video-editing product lines. These decreases were partially offset by increased revenues from our shared storage and Interplay product lines. Avid Media Composer software had strong unit sales, largely driven by version upgrades and promotions during the 2011 periods designed to encourage users of certain competitive products to switch to Avid Media Composer, but professional video-editing revenues were down due to decreased revenues from our hardware-based video-editing solutions, driven largely by a shift from hardware-based to software-only solutions. The decrease in revenues from our consumer video-editing offerings was also largely driven by a shift in mix to software-only products. Video products revenues increased in Europe and decreased in the Americas and Asia-Pacific regions during 2011, compared to 2010.

The 8.9% increase in our video products revenues for 2010, compared to 2009, was primarily the result of increased revenues from sales of our ISIS shared storage systems and professional editors, as well as increased revenues from our Interplay production and media-asset management products and our broadcast newsroom product lines. The increase in our ISIS shared storage revenues was driven by increases in both volume and average selling price, while the increased revenues for professional editors and Interplay products were the result of increased volumes. The release of a new version of Media Composer during the second quarter of 2010 was a significant factor in the increased professional editor volumes. The increase for our broadcast newsroom product lines was driven by an increase in average selling price. These increases were partially offset by decreased revenues from our consumer editor product lines on lower sales volumes, which was due to overall weakness in that market and our lack of new product introductions. Video products revenues increased in the Americas and Asia-Pacific regions during 2010, compared to 2009, but decreased in Europe where our revenues were impacted by unfavorable currency exchange rates.

Audio Products Revenues

The 3.7% decrease in our audio products revenues for 2011, compared to 2010, was largely the result of decreased revenues from our higher-end audio systems, including the discontinuation of certain older product lines; partially offset by increases in revenues from our audio control surfaces, Venue live-sound consoles and speaker product lines in the 2011 period. The 2011 audio control surfaces revenues benefited from an increase in revenues attributable to our April 2010 acquisition of Euphonix. The decrease in revenues from our higher-end audio systems was largely due to slower than anticipated market adoption of some of our Pro Tools HD hardware products launched in the fourth quarter of 2010, as well as a shift in mix to Pro Tools software-only products, which experienced strong first quarter 2011 sales following the 2010 Pro Tools 9 introduction. Audio products revenues for the first half of last year also benefited from successful upgrade promotions, not present in the 2011 period, for high-end professional audio products. Audio products revenues decreased in all regions during 2011, compared to 2010.

The 11.0% increase in our audio products revenues for 2010, compared to 2009, included revenues of $11.4 million related to our April 2010 acquisition of Euphonix. While this accounted for 41% of the 2010 increase, revenues from our professional audio products and VENUE live sound product lines were higher in 2010 on increased sales volumes. The increased volumes for our professional audio products was due to increased sales volumes resulting from sales promotions offered during the first six months of 2010 and the introduction of Pro Tools 9 during the fourth quarter of 2010. Audio product revenues increased in all geographic regions during 2010, compared to 2009, despite the impact of unfavorable currency exchange rates on our revenues in Europe.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The 10.9% increase in services revenues for 2011, compared to 2010, was primarily the result of increased maintenance revenues, driven by new maintenance contracts and improved renewal rates for existing contracts, as well as increased revenues from professional services and training. During 2011, we began to include a one-year of maintenance contract with certain product sales. While this has had a slightly positive effect on 2011 maintenance revenues, the effect on future maintenance revenues will depend on the level of renewal rates on these contracts. Services revenues increased in the Americas and Europe during 2011, compared to 2010, while Asia-Pacific revenues decreased due to lower professional services revenues in that region.

The 1.0% decrease in services revenues for 2010, compared to 2009, was the result of decreases in maintenance and training revenues, partially offset by an increase in professional and integration services revenues, and included an increase of $5.0 million resulting from our 2010 acquisitions. The decrease in maintenance revenues was largely the result of declining renewal rates for previously discontinued product lines. Services revenues decreased in the Americas and Europe and increased in the Asia-Pacific region during 2010, compared to 2009.

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

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions and is described further in the Amortization of Intangible Assets section below. For 2009, cost of revenues also included restructuring charges of $0.8 million related to the write-down of inventory resulting from our decision to exit the PCTV product line.

Costs of Revenues for the Year Ended December 31, 2011 and 2010
(dollars in thousands)
	2011	Change		2010
	Costs	$	%	Costs
Cost of products revenues	$255,735	$(12,250)	(4.6)%	$267,985
Cost of services revenues	62,482	5,992	10.6%	56,490
Amortization of intangible assets	2,693	(606)	(18.4)%	3,299
Total cost of revenues	320,910	(6,864)	(2.1)%	327,774

Gross profit	$357,026	$6,278	1.8%	$350,748

Costs of Revenues for the Year Ended December 31, 2010 and 2009
(dollars in thousands)
	2010	Change		2009
	Costs	$	%	Costs
Cost of products revenues	$267,985	$24,623	10.1%	$243,362
Cost of services revenues	56,490	(3,264)	(5.5)%	59,754
Amortization of intangible assets	3,299	1,266	62.3%	2,033
Restructuring costs	—	(799)	(100.0)%	799
Total cost of revenues	327,774	21,826	7.1%	305,948

Gross profit	$350,748	$27,726	8.6%	$323,022

Gross Margin Percentage

Gross margin percentage fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations. We expect our gross margins to show continued improvement in 2012.

Gross Margin % for the Years Ended December 31, 2011, 2010 and 2009
	2011 Gross Margin %	Increase in Gross Margin %	2010 Gross Margin %	(Decrease) Increase in Gross Margin %	2009 Gross Margin %
Products	53.2%	1.1%	52.1%	(0.1)%	52.2%
Services	52.5%	0.1%	52.4%	2.3%	50.1%
Total	52.7%	1.0%	51.7%	0.3%	51.4%

As our software-only products generally have higher margins than products that are hardware-based, our improved products gross margin percentage during 2011, compared to 2010, was largely driven by increased revenues from software-only products such as Avid Studio, Media Composer software and Pro Tools software. The products gross margin percentage for 2011 also benefited from favorable currency exchange rates, but was negatively impacted by certain unusual charges recorded in 2011, including a charge related to a change in our third-party logistics provider in North America.

Increased products costs resulted in a slight decrease in products gross margin percentage in 2010, compared to 2009. Increased freight costs resulting from increased shipment volumes, including the increased use of more expensive air freight to support new product introductions and meet increased demand for certain products, was a significant factor in the increased product costs. Additionally, the unfavorable impact on revenues of changes in foreign currency exchange rates was also a factor in our products gross margin percentage decrease in 2010.

The slight increase in services gross margin percentage for 2011, compared to 2010, was the result of increased services revenues, partially offset by the impact of increased costs to provide professional services in 2011. The professional services costs for 2011 included loss provisions related to professional services contracts assumed as part of a 2010 acquisition. The increase in services gross margin percentage for 2010, compared to 2009, primarily resulted from improved utilization of services resources.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011	Change		2010
	Expenses	$	%	Expenses
Research and development expenses	$118,108	$(2,121)	(1.8)%	$120,229
Marketing and selling expenses	183,865	6,687	3.8%	177,178
General and administrative expenses	57,851	(6,494)	(10.1)%	64,345
Amortization of intangible assets	8,528	(1,215)	(12.5)%	9,743
Restructuring and other costs, net	8,858	(11,592)	(56.7)%	20,450
Loss (gain) on sales of assets	597	5,626	n/m	(5,029)
Total operating expenses	$377,807	$(9,109)	(2.4)%	$386,916

Operating loss	$(20,781)	$15,387	(42.5)%	$(36,168)

Operating Expenses and Operating Loss for the Years Ended December 31, 2010 and 2009
(dollars in thousands)
	2010	Change		2009
	Expenses	$	%	Expenses
Research and development expenses	$120,229	$(760)	(0.6)%	$120,989
Marketing and selling expenses	177,178	3,577	2.1%	173,601
General and administrative expenses	64,345	3,258	5.3%	61,087
Amortization of intangible assets	9,743	(768)	(7.3)%	10,511
Restructuring and other costs, net	20,450	(6,423)	(23.9)%	26,873
Gain on sales of assets	(5,029)	(4,874)	n/m	(155)
Total operating expenses	$386,916	$(5,990)	(1.5)%	$392,906

Operating loss	$(36,168)	$33,716	(48.2)%	$(69,884)

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. We expect our 2012 R&D expenses to be slightly lower than those incurred in 2011.

Year-Over-Year Change in Research and Development Expenses for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011 (Decrease) Increase From 2010		2010 (Decrease) Increase From 2009
	$	%	$	%
Personnel-related expenses	$(6,696)	(8.6)%	$(3,599)	(4.5)%
Consulting and outside services expenses	2,109	13.9%	5,538	57.2%
Computer hardware and supplies expenses	1,382	41.6%	(314)	(8.6)%
Facilities and information technology expenses	1,121	6.1%	(1,751)	(8.7)%
Other expenses	(37)	(0.7)%	(634)	(9.4)%
Total research and development expenses decrease	$(2,121)	(1.8)%	$(760)	(0.6)%

The decrease in personnel-related expenses and the partially offsetting increase in consulting and outside services costs for 2011, compared to 2010, primarily resulted from employee headcount reductions and the related increased use of offshore third-party development resources. The increases in computer hardware and supplies expenses and facilities and information technology infrastructure costs for 2011 were related to new product development initiatives started in 2010 and the first quarter of 2011. R&D expenses as a percentage of revenues decreased to 17.4% in 2011, compared to 17.7% in 2010, as a result of the decreased expenses for 2011.

For 2010, compared to 2009, the decreases in personnel-related expenses and facilities and information technology infrastructure costs, and the partially offsetting increase in consulting and outside services costs, primarily resulted from our increased use of offshore development resources. The overall decrease in R&D expenses was also offset by increased expenses resulting from our 2010 acquisitions of Blue Order and Euphonix. R&D expenses as a percentage of revenues decreased to 17.7% in 2010, from 19.2% in 2009, primarily as a result of the increase in revenues for 2010.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. We expect our 2012 marketing and selling expenses to be approximately the same as those incurred in 2011.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011 Increase (Decrease) From 2010		2010 Increase (Decrease) From 2009
	$	%	$	%
Consulting and outside services	$6,949	54.3%	$69	0.5%
Tradeshow and other promotional expenses	2,065	17.0%	(5,791)	(30.3)%
Personnel-related expenses	1,892	1.2%	7,455	4.8%
Bad debt expense	1,378	710.3%	(1,725)	(89.9)%
Facilities and information technology expenses	(2,471)	(7.1)%	2,555	7.9%
Foreign exchange (gains) losses	(1,340)	(152.8)%	2,298	161.7%
Other expenses	(1,786)	(4.0)%	(1,284)	(2.9)%
Total marketing and selling expenses increase	$6,687	3.8%	$3,577	2.1%

The higher consulting and outside services costs, tradeshow and other promotional expenses, and personnel-related expenses for 2011, compared to 2010, resulted from our increased investment in marketing activities designed to capture incremental revenues, while the increase in bad debt expenses was largely the result of increased allowances required for higher write-offs recorded during 2011. The decrease in facilities and information technology infrastructure costs for 2011 was largely the result of our continued efforts to reduce overhead, while the decrease in other expenses for 2011 was primarily related to increased services costs that are billable to customers and, therefore, allocated to cost of services. During 2011, net foreign exchange gains (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.4 million, compared to losses of $0.9 million in 2010, resulting in a $1.3 million change in the offset to expense. Marketing and selling expenses as a percentage of revenues increased to 27.1% in 2011, compared to 26.1% in 2010, primarily as a result of the increased marketing investments in 2011 as described above.

The increase in personnel-related costs for 2010, compared to 2009, was primarily the result of higher compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during much of 2009, and the expenses added by our 2010 acquisitions. The higher facilities and information technology infrastructure costs were primarily the result of expenses added by our 2010 acquisitions. During 2010, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.9 million, compared to gains of $1.4 million for 2009, resulting in a $2.3 million decrease in the offset to expense. The decrease in tradeshow and other promotional expenses was the result of our continued emphasis on controlling costs, while the lower bad debt expense was primarily the result of a lease default in the first quarter of 2009 that initiated an increase in our lease recourse reserves during that period. Marketing and selling expenses as a percentage of revenues decreased to 26.1% in 2010, from 27.6% in 2009, as a result of the increase in revenues for 2010, partially offset by the effect of the increase in expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. We expect our 2012 general and administrative expenses to be slightly higher than those incurred in 2011.

Year-Over-Year Change in General and Administrative Expenses for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011 (Decrease) Increase From 2010		2010 Increase (Decrease) From 2009
	$	%	$	%
Legal settlement costs	$(5,208)	(93.0)%	$5,600	n/m
Mergers and acquisitions costs	(661)	(80.1)%	(3,334)	(80.2)%
Facilities and information infrastructure costs	(620)	(5.3)%	774	7.1%
Personnel-related expenses	(72)	(0.2)%	3,465	12.2%
Consulting and outside services expenses	264	10.2%	(2,385)	(48.0)%
Other expenses	(197)	(1.7)%	(862)	(6.9)%
Total general and administrative expenses (decrease) increase	$(6,494)	(10.1)%	$3,258	5.3%

The decrease in legal settlement costs for 2011, compared to 2010, was primarily the result of a $5.6 million payment in 2010 to settle a legal complaint filed by David and Bryan Engelke against our Pinnacle subsidiary, while the decrease in mergers and acquisitions, or M&A, costs was the result of higher costs incurred in 2010, compared to 2011, as a result of lower M&A activity in 2011. The increase in consulting and outside services costs was primarily the result of recruiting costs related to our business realignment initiated in the fourth quarter of 2010. The decrease in facilities and information technology infrastructure costs in 2011 was primarily the result of our continued efforts to reduce overhead. General and administrative expenses as a percentage of revenues decreased to 8.5% in 2011, from 9.5% in 2010, primarily as a result of the large legal settlement in the 2010, which was not present in 2011.

The increase in legal settlement costs for 2010, compared to 2009, was primarily the result of a $5.6 million payment to settle the Engelke matter in 2010 as noted previously. The higher personnel-related expenses were the result of increased compensation and benefits costs, including salaries and benefits costs for programs reinstated in 2010 that were suspended during the 2009 periods, and the expenses added by our 2010 acquisitions. The increase in facilities and information technology infrastructure costs in 2011 was largely the result of expenses added by our 2010 acquisitions. The decrease in M&A costs was the of result of lower M&A activities in 2010, compared to 2009. The decrease in consulting and outside services expenses was primarily due to costs of $2.7 million, not present in 2010, related to a 2009 internal revenue recognition investigation. General and administrative expenses as a percentage of revenues decreased to 9.5% in 2010, from 9.7% in 2009, as a result of the increase in revenues for 2010, partially offset by the effect of the increase in expenses.

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011 Decrease From 2010		2010 Increase (Decrease) From 2009
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$(606)	(18.4)%	$1,266	62.3%
Amortization of intangible assets recorded in operating expenses	(1,215)	(12.5)%	(768)	(7.3)%
Total amortization of intangible assets	$(1,821)	(14.0)%	$498	4.0%

The decrease in amortization of intangible assets recorded in cost of revenues during 2011, compared to 2010, was primarily the result of the completion during 2010 of the amortization of developed technologies related to our 2006 acquisition of Sibelius. The decrease in amortization recorded in operating expenses for the same period was primarily the result the completion during 2010 of the amortization of intangible assets related to our past acquisitions of M-Audio, Pinnacle and MaxT, partially offset by higher amortization in the 2011 period related to our April 2010 acquisition of Euphonix.

The increase in amortization of intangible assets recorded in cost of revenues during 2010, compared to 2009, was primarily the result of the amortization of intangible assets related to our 2010 acquisitions of Blue Order and Euphonix and the acquisition of MaxT Systems Inc. in the third quarter of 2009. The decrease in amortization of intangible assets recorded in operating expenses for the same period was the result of the completion of the amortization of certain intangible assets acquired as part of prior acquisitions, partially offset by higher amortization in the 2010 period related to our acquisitions of Blue Order, Euphonix and MaxT.

The unamortized balance of the identifiable intangible assets related to all acquisitions was $18.5 million at December 31, 2011. We expect amortization of these intangible assets to be approximately $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $2 million in 2016. See Notes I and K to our Consolidated Financial Statements in Item 8 regarding identifiable intangible assets related to acquisitions.

Restructuring and Other Costs, Net

2011 Restructuring Plans

In October 2011, we committed to a restructuring plan, or the 2011 Plan, intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of our facility in Irwindale, California. In connection with the restructuring, we intend to allocate additional resources to areas we believe have better opportunity for growth. During 2011, we recorded $8.9 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. Under the 2011 Plan, we expect to incur total expenses related to termination benefits and facility costs of $9 million to $10 million, most of which represents cash expenditures. We expect to complete all actions under the 2011 Plan prior to June 30, 2012.

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with its strategic plans for the 2011 fiscal year.  In connection with the restructuring, we eliminated positions that were in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, we recorded restructuring charges of $11.7 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, we revised its previously recorded estimates of severance costs resulting in a restructuring benefit of $4.0 million and recorded a restructuring charge of $0.3 million resulting from the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, we also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, we also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During 2011, we recorded additional restructuring charges of approximately $0.2 million, primarily resulting from revised estimates for the write-off of fixed assets related to the facilities closures. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan, that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The 2008 Plan is intended to improve operational efficiencies and bring costs in line with expected revenues. In connection with the 2008 Plan, during the fourth quarter of 2008 we recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, we recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory.

During 2009 and 2010, we recorded additional restructuring charges of $30.0 million related to the 2008 Plan, including new restructuring charges of $14.8 million related to employee termination costs for approximately 320 additional employees; $12.3 million related to the closure of all or part of fifteen facilities, including non-cash charges of $2.7 million related to the write-off of fixed assets; $0.8 million, recorded in cost of revenues, related to a write-down of inventory; and $2.1 million for revisions to previous estimates. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters of 2009 and were primarily the result of the expanded use of offshore development resources for R&D projects and our desire to better align our 2010 cost structure with revenue expectations.

During 2011, we recorded restructuring charges of $2.2 million related to the 2008 Plan for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $55 million have been recorded under the 2008 Plan.

Restructuring and Other Costs Summary

For 2010, also included in our results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the exit from our Tewksbury, Massachusetts headquarters lease. The following table sets forth the summary of restructuring and other costs for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Non-acquisition related restructuring charges	$8,747	$14,947	$27,719
Acquisition-related restructuring charges	111	1,755	(47)
Tewksbury facility exit costs	—	3,748	—
Restructuring and other costs, net	$8,858	$20,450	$27,672

Loss (Gain) on Sales of Assets

During 2011, we recorded a loss on the sales of assets of $0.6 million resulting from the write-off of receivables related to the sale of inventory related to our 2008 divestiture of the PCTV product line.

During 2010, we recorded a gain on the sales of assets of $5.0 million, of which $3.5 million was the result of a release from escrow of funds related to our 2008 divestiture of the Softimage 3D animation product line, $1.0 million related to our sale of certain intangible assets and $0.5 million related to our sale of PCTV inventory to the purchaser of the PCTV product line.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011	Change		2010
	Income (Expense)	$	%	Income (Expense)
Interest income	$144	$(29)	(16.8)%	$173
Interest expense	(2,053)	(1,189)	137.6%	(864)
Other income (expense), net	(159)	(460)	(152.8)%	301
Total interest and other income (expense), net	$(2,068)	$(1,678)	(430.3)%	$(390)

Interest and Other Income (Expense) for the Years Ended December 31, 2010 and 2009
(dollars in thousands)
	2010	Change		2009
	Income (Expense)	$	%	Income (Expense)
Interest income	$173	$(675)	(79.6)%	$848
Interest expense	(864)	42	(4.6)%	(906)
Other income (expense), net	301	366	563.1%	(65)
Total interest and other income (expense), net	$(390)	$(267)	(217.1)%	$(123)

The change in interest and other income (expense), net for 2011, compared to 2010, was primarily the result of increased interest expense related to our revolving credit facilities. The change in interest and other income (expense), net for 2010, compared to 2009, was primarily due to lower interest income as a result of both lower interest rates and lower average cash balances. We expect our interest expense for 2012 to decrease from the 2011 levels, but that could change depending on the level of our 2012 borrowings.

PROVISION FOR (BENEFIT FROM) INCOME TAXES, NET

Provision for Income Taxes, Net for the Years Ended December 31, 2011 and 2010
(dollars in thousands)
	2011	Change		2010
	Provision	$	%	Provision
Provision for income taxes, net	$942	$546	137.9%	$396

Provision for (Benefit from) Income Taxes, Net for the Years Ended December 31, 2010 and 2009
(dollars in thousands)
	2010	Change		2009
	Provision	$	%	Benefit
Provision for (benefit from) income taxes, net	$396	$2,048	124.0%	$(1,652)

The net tax provision of $0.9 million for 2011 reflected a current tax provision of $2.9 million, primarily related to taxable profits in certain jurisdictions and the settlement of a foreign tax position, and a deferred tax benefit of $2.0 million, primarily resulting from a foreign tax law change that allowed us to record a tax benefit for tax loss carryforwards and foreign amortization of nondeductible acquisition-related intangible assets. The net tax provision of $0.4 million for 2010 reflected a current tax provision of $2.1 million and a deferred tax benefit of $1.7 million, mostly related to the foreign amortization of nondeductible acquisition-related intangible assets and the release of valuation allowance against deferred tax assets. The net tax benefit of $1.7 million for 2009 reflected a current tax benefit of $0.1 million and a deferred tax benefit of $1.6 million mostly related to the foreign amortization of non-deductible acquisition-related intangible assets and the release of a valuation allowance on a portion of the deferred tax assets in our Canadian entity.

Our effective tax rate, which represents our tax provision (benefit) as a percentage of profit or loss before taxes, was 4%, 1% and (2%), respectively, for 2011, 2010 and 2009. Although we reported worldwide pre-tax losses for 2011, 2010 and 2009, we generated taxable profits in certain foreign jurisdictions, and our tax provision is primarily attributable to taxes payable on the income earned by these profitable foreign subsidiaries. The increases in both our tax provision and effective tax rate for 2011, compared to 2010, were primarily the result of changes in the jurisdictional mix of earnings and fewer favorable discrete tax benefits during 2011, compared to 2010. Our provision for (benefit from) income taxes and effective tax rate both changed from net benefits in 2009 to net provisions in 2010. These changes were the result of significant favorable discrete tax benefits in 2009 that exceeded the favorable discrete tax benefits in 2010, partially offset by a reduction in tax in 2010 from refinements in the way profit gets allocated among legal entities. We generally recognize no significant U.S. tax benefit from acquisition-related amortization.

The tax rate in each year is affected by net changes in the valuation allowance against our deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate would have been (33%), (9%) and (35%), respectively, for the years 2011, 2010 and 2009. These rates differ from the Federal statutory rate of 35% primarily due to the mix of income and losses in foreign jurisdictions, which have tax rates that differ from the statutory rate, non-deductible acquisition-related expenses and other discrete items.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures. See Note P to our Consolidated Financial Statements in Item 8 of this annual report for additional income tax disclosures for the years ended December 31, 2011, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented since the fourth quarter of 2010 with borrowings under our credit facilities. At December 31, 2011 and 2010, our principal sources of liquidity included cash and cash equivalents totaling $32.9 million and $42.8 million, respectively, and available borrowings under our credit facilities as discussed below. At December 31, 2011, the cash available in our foreign subsidiaries totaled $21.1 million. We do not have any plans to repatriate these earnings because the underlying cash is required to fund the ongoing foreign operations. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity date of October 1, 2014, at which time Wells Fargo's commitments to provide additional credit will terminate and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

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

We incur certain loan fees and costs associated with our credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At December 31, 2011, the balance of our deferred borrowing costs was $0.8 million, net of accumulated amortization costs of $0.4 million.

During the first quarter of 2011, our U.S. operations borrowed $8.0 million against the credit facilities to meet certain short-term cash requirements, all of which was repaid during the first quarter of 2011. During the second quarter of 2011, our U.S. operations borrowed $13.0 million against the credit facilities to meet certain short-term cash requirements, all of which had been repaid as of December 31, 2011. At December 31, 2011, Avid Technology, Inc. and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $1.1 million, respectively. At December 31, 2011, we were in compliance with all debt agreement covenants, and Avid Technology, Inc. and Avid Europe had available borrowings under the credit facilities of approximately $31.1 million and $16.0 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant.

Subsequent to December 31, 2011 but prior to the issuance of the financial statements included in this report, we borrowed and repaid $1.0 million under the credit line. We had no outstanding borrowings under the credit facilities as of the date of issuance of the financial statements. Although we expect our net cash balance to increase during 2012, we may borrow against the line of credit above the current outstanding borrowings to cover cash requirements as may be required to meet the short-term funding needs of the business.

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

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$864	$(12,671)	$(13,471)
Net cash used in investing activities	(11,870)	(34,566)	(19,955)
Net cash provided by (used in) financing activities	2,026	(396)	120
Effect of foreign currency exchange rates on cash and cash equivalents	(947)	(1,102)	3,031
Net decrease in cash and cash equivalents	$(9,927)	$(48,735)	$(30,275)

Cash Flows from Operating Activities

For the year ended December 31, 2011, net cash provided by operating activities primarily reflected the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense. This was partially offset by changes in working capital items, in particular a decrease in accrued liabilities. For the year ended December 31, 2010, net cash used in operating activities primarily reflected changes in working capital items, in particular increases in inventories and accounts receivable, partially offset by an increase in accounts payable. These changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense. For the year ended December 31, 2009, net cash used in operating activities primarily reflected our net loss adjusted for depreciation and amortization and stock-based compensation expense, as well as changes in working capital items, in particular decreases in deferred revenues and accrued liabilities, partially offset by decreases in accounts receivable and inventory.

Accounts receivable increased by $3.1 million to $104.3 million at December 31, 2011 from $101.2 million at December 31, 2010. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 51 days at December 31, 2011, compared to 47 days at December 31, 2010. Our accounts receivable aging at December 31, 2011 is within historical ranges, and we believe the increase in our DSO is the result of the timing of revenue recognition and customer receipts, as well as the impact of foreign currency translation on our accounts receivables balances.

Inventories increased by $3.4 million to $111.8 million at December 31, 2011 from $108.4 million at December 31, 2010. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The increase in inventories at December 31, 2011 was the result of increased stocking levels during the first half of 2011 related to lower than expected revenues, as well as a buildup of inventory related to new product introductions. During parts of 2010, we experienced certain supply chain shortages that impacted our ability to meet the demand for certain of our products. Based on our current product forecasts, we believe we will be able to meet product demand for 2012 based on our current inventory levels and anticipated component purchases. Our inventories decreased during the fourth quarter of 2011, and we expect the levels to decrease modestly during 2012 as we continue to work to better optimize our supply chain. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $4.8 million to $42.5 million at December 31, 2011 from $47.3 million at December 31, 2010. This decrease is primarily the result of decreased purchases and the associated timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, decreased by $14.2 million to $65.5 million at December 31, 2011 from $79.7 million at December 31, 2010. This decrease was largely the result of decreased accruals for payroll and other compensation, primarily due to the payment in 2011 of 2010 bonuses accrued at December 31, 2010, and payment in 2011 for restructuring-related obligations incurred in connection with restructuring activities during 2010 and prior periods. At December 31, 2011, we had restructuring accruals of $4.2 million and $6.9 million related to severance and lease obligations, respectively, including $3.2 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $9.9 million at December 31, 2011. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $16.9 million during 2011. All payments related to restructuring actions are expected to be funded through working capital. See Note Q of our Consolidated Financial Statements in Item 8 of this report for the activity in the restructuring and other costs accrual during 2011.

Deferred revenues, including long-term amounts, increased by $5.6 million to $55.1 million at December 31, 2011, from $49.5 million at December 31, 2010. This increase was largely the result of an increase in deferrals related to maintenance obligations, resulting from an increase in new maintenance contracts, improved renewal rates for existing contracts and the timing of contract renewals, as well as deferrals for other maintenance obligations.

Cash Flows from Investing Activities

For the year ended December 31, 2011, the net cash flow used in investing activities primarily reflected $10.8 million used for the purchase of property and equipment and a $1.1 million increase in other long-term assets. For the year ended December 31, 2010, the net cash flow used in investing activities primarily reflected $28.9 million used for the purchase of property and equipment and $27.0 million paid to acquire Blue Order and Euphonix, partially offset by net proceeds of $17.4 million resulting from the timing of the sale and purchase of marketable securities and the release of escrow holdings totaling $3.5 million related to the 2008 sale of our Softimage 3D animation product line. For the year ended December 31, 2009, the net cash flow used in investing activities primarily reflected $18.7 million used for the purchase of property and equipment, a $10 million facility-related escrow deposit into a long-term asset account and $4.4 million paid for our acquisition of MaxT, partially offset by net proceeds of $8.6 million resulting from the timing of the sale and purchase of marketable securities and the release of escrow holdings totaling $3.5 million also related to the 2008 sale of our Softimage 3D animation product line. The $10 million facility-related escrow deposit in 2009 was related to our leases for new headquarters facilities in Burlington, Massachusetts.

While our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems, the significant decrease in property and equipment purchases in the 2011 period primarily reflected our increased costs in 2010, which were not present in 2011, for leasehold improvements, furniture and equipment associated with the relocation of our corporate offices to Burlington, Massachusetts in June 2010. During 2010, leasehold improvements, furniture and equipment related to this relocation were placed in service and resulted in fixed asset additions of approximately $31.7 million, of which $15.7 million represented cash expenditures during the period. During the same period, we wrote off fixed assets with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively, that were related to the closure of our former headquarters facility. We expect our 2012 capital expenditures to be higher than those for 2011.

Cash Flows from Financing Activities

For the year ended December 31, 2011, the net cash flow provided by financing activities reflected proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by costs associated with tax withholding obligations related to the issuance of common stock under the plans. During 2011, our U.S. operations borrowed funds under our revolving credit facilities to meet certain short-term cash requirements, none of which was outstanding at December 31, 2011. At December 31, 2011, we were in compliance with all debt agreement covenants, and Avid Technology, Inc. and Avid Europe had available borrowings under the credit facilities of approximately $31.1 million and $16.0 million, respectively, after taking into consideration outstanding letters of credit and the related liquidity covenant.

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

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2011 under existing lease agreements and commitments to purchase inventory and other goods and services (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$119,171	$22,312	$36,754	$24,239	$35,866
Unconditional purchase obligations	58,261	58,261	—	—	—
	$177,432	$80,573	$36,754	$24,239	$35,866

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2011 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Other (a)
Transactions with recourse	$409	$409	$—	$—	$—	$—
Unrecognized tax positions and related interest	854	—	—	—	—	854
Stand-by letters of credit	6,897	3,244	1,087	—	2,566	—
	$8,160	$3,653	$1,087	$—	$2,566	$854

(a)
At December 31, 2011, liability related to unrecognized tax positions and related interest was $12.9 million, of which $0.9 million would result in cash payments. We are unable to reasonably estimate the timing of the liability in individual years due to uncertainties in the timing of the effective settlement of the positions.

Our transactions with recourse are related to lease financing options, which we have historically offered to our customers through a third-party lessor. This program was terminated by mutual agreement among the parties in late 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these financing arrangements, which were generally for three years, we may remain liable for a portion of the unpaid principal balance in the event of a default on the lease by the end user, but our liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2011, our maximum exposure under these programs was approximately $0.4 million.

We have three letters of credit at a bank that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2011, be eligible to draw against the letters of credit to a maximum of approximately $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2011, we were not in default of any of the underlying leases.

We also have a stand-by letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, at December 31, 2011, of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. At December 31, 2011, we were not in default of this lease.

In addition, we have letters of credit totaling approximately $3.6 million that support our ongoing operations. These letters of credit have various terms and expire during 2012 and 2013. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2011, we had foreign currency forward contracts outstanding with an aggregate notional value of $69.1 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity will be required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test will not be required. ASU No. 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be adopted prospectively. Early adoption is permitted. We adopted this ASU on January 1, 2012. Adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied retrospectively. Early adoption is permitted. We adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied prospectively. We adopted this ASU on January 1, 2012. Adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

From time to time, we may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders' equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date, no amounts have been recorded as a result of hedging ineffectiveness.

During the year ended December 31, 2011, we did not execute foreign currency forward contracts as a hedge against forecasted euro-denominated sales transactions, and we did not have any such contracts outstanding at either December 31, 2011 or 2010. For the year ended December 31, 2010, net losses of $1.8 million resulting from such forward contracts were included in our revenues.

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

At December 31, 2011, we had foreign currency forward contracts outstanding with an aggregate notional value of $69.1 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At December 31, 2011, the fair value of the foreign currency forward contracts was $1.4 million, representing a net unrealized loss consisting of a net unrealized loss of $1.4 million from contracts that matured on, but were unsettled at, December 31, 2011, and an immaterial mark-to-market net unrealized gain from contracts with maturity dates after December 31, 2011. For the year ended December 31, 2011, net losses of $0.6 million resulting from forward contracts and $1.1 million of net transaction and remeasurement gains on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At December 31, 2011, we held $32.9 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At December 31, 2011, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Management’s Report on Internal Control Over Financial Reporting	48

Reports of Independent Registered Public Accounting Firm	49

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	51

Consolidated Balance Sheets as of December 31, 2011 and 2010	52

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	53

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	54

Notes to Consolidated Financial Statements	55

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE INCLUDED IN ITEM 15(d):

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	F-1

Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that as of December 31, 2011 the Company's internal control over financial reporting is effective based on the criteria set forth by the COSO.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company's internal controls over financial reporting as of December 31, 2011. Please see page 48.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited Avid Technology, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avid Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Avid Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avid Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Avid Technology, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Avid Technology, Inc.

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Technology, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avid Technology, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009
Net revenues:
Products	$546,371	$559,907	$509,215
Services	131,565	118,615	119,755
Total net revenues	677,936	678,522	628,970

Cost of revenues:
Products	255,735	267,985	243,362
Services	62,482	56,490	59,754
Amortization of intangible assets	2,693	3,299	2,033
Restructuring costs	—	—	799
Total cost of revenues	320,910	327,774	305,948
Gross profit	357,026	350,748	323,022

Operating expenses:
Research and development	118,108	120,229	120,989
Marketing and selling	183,865	177,178	173,601
General and administrative	57,851	64,345	61,087
Amortization of intangible assets	8,528	9,743	10,511
Restructuring and other costs, net	8,858	20,450	26,873
Loss (gain) on sales of assets	597	(5,029)	(155)
Total operating expenses	377,807	386,916	392,906

Operating loss	(20,781)	(36,168)	(69,884)

Interest income	144	173	848
Interest expense	(2,053)	(864)	(906)
Other income (expense), net	(159)	301	(65)
Loss before income taxes	(22,849)	(36,558)	(70,007)
Provision for (benefit from) income taxes, net	942	396	(1,652)
Net loss	$(23,791)	$(36,954)	$(68,355)

Net loss per common share – basic and diluted	$(0.62)	$(0.98)	$(1.83)

Weighted-average common shares outstanding – basic and diluted	38,435	37,895	37,293

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,855	$42,782
Accounts receivable, net of allowances of $15,985 and $17,149 at December 31, 2011 and 2010, respectively	104,305	101,171
Inventories	111,833	108,357
Deferred tax assets, net	1,480	1,068
Prepaid expenses	7,652	7,688
Other current assets	14,509	15,701
Total current assets	272,634	276,767
Property and equipment, net	53,487	62,519
Intangible assets, net	18,524	29,750
Goodwill	246,398	246,997
Other assets	11,568	10,538
Total assets	$602,611	$626,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,533	$47,340
Accrued compensation and benefits	31,350	38,686
Accrued expenses and other current liabilities	34,174	40,986
Income taxes payable	3,898	4,640
Deferred revenues	45,768	43,634
Total current liabilities	157,723	175,286
Long-term liabilities	27,885	24,675
Total liabilities	185,608	199,961

Commitments and contingencies (Notes M and P)

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 38,605 and 38,175 outstanding at December 31, 2011 and 2010, respectively	423	423
Additional paid-in capital	1,018,604	1,005,198
Accumulated deficit	(524,530)	(495,254)
Treasury stock at cost, net of reissuances, 3,734 shares and 4,164 shares at December 31, 2011 and 2010, respectively	(82,301)	(91,025)
Accumulated other comprehensive income	4,807	7,268
Total stockholders’ equity	417,003	426,610
Total liabilities and stockholders’ equity	$602,611	$626,571

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2008	42,339	(5,208)	423	980,563	(365,431)	(124,852)	1,952	492,655
Stock issued pursuant to employee stock plans		369		(942)	(10,875)	12,635		818
Stock-based compensation				13,394				13,394
Stock option purchase				(526)				(526)
Stock recovery for payment of withholding tax		(14)				(172)		(172)
Comprehensive loss:
Net loss					(68,355)			(68,355)
Net change in unrealized gains (losses) on defined benefit plan and marketable securities							31	31
Translation adjustment							5,273	5,273
Other comprehensive income								5,304
Comprehensive loss								(63,051)
Balances at December 31, 2009	42,339	(4,853)	423	992,489	(444,661)	(112,389)	7,256	443,118
Stock issued pursuant to employee stock plans		370		(1,212)	(8,807)	10,872		853
Stock-based compensation				13,921				13,921
Issuance of common stock in connection with acquisitions		327			(4,832)	10,608		5,776
Stock recovery for payment of withholding tax		(8)				(116)		(116)
Comprehensive loss:
Net loss					(36,954)			(36,954)
Net change in unrealized gains (losses) on defined benefit plan and marketable securities							(85)	(85)
Translation adjustment							97	97
Other comprehensive income								12
Comprehensive loss								(36,942)
Balances at December 31, 2010	42,339	(4,164)	423	1,005,198	(495,254)	(91,025)	7,268	426,610
Stock issued pursuant to employee stock plans		440		(1,213)	(5,485)	8,858		2,160
Stock-based compensation				14,619				14,619
Stock recovery for payment of withholding tax		(10)				(134)		(134)
Comprehensive loss:
Net loss					(23,791)			(23,791)
Net change in unrealized gains (losses) on defined benefit plan							449	449
Translation adjustment							(2,910)	(2,910)
Other comprehensive loss								(2,461)
Comprehensive loss								(26,252)
Balances at December 31, 2011	42,339	(3,734)	423	1,018,604	(524,530)	(82,301)	4,807	417,003

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(23,791)	$(36,954)	$(68,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,983	33,480	32,130
Provision for doubtful accounts	1,561	194	1,930
Non-cash provision for restructuring	326	417	3,140
Loss (gain) on sales of assets	597	(5,029)	(155)
(Gain) loss on disposal of fixed assets	(24)	(78)	43
Compensation expense from stock grants and options	14,619	13,921	13,394
Non-cash interest expense	301	52	—
Unrealized foreign currency transaction (gains) losses	(135)	1,078	2,656
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	(1,658)	(1,160)	(1,634)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(4,904)	(19,313)	22,660
Inventories	(3,475)	(27,672)	17,766
Prepaid expenses and other current assets	(298)	9,251	8,980
Accounts payable	(4,769)	15,941	739
Accrued expenses, compensation and benefits and other liabilities	(14,323)	716	(14,062)
Income taxes payable	(757)	1,669	(6,330)
Deferred revenues	5,611	816	(26,373)
Net cash provided by (used in) operating activities	864	(12,671)	(13,471)

Cash flows from investing activities:
Purchases of property and equipment, net	(10,771)	(28,892)	(18,689)
Increase in other long-term assets	(1,099)	(523)	(11,432)
Payments for business acquisitions, net of cash acquired	—	(27,008)	(4,413)
Proceeds from sales of assets, net	—	4,502	3,502
Proceeds from notes receivable	—	—	2,500
Purchases of marketable securities	—	(2,250)	(55,741)
Proceeds from sales of marketable securities	—	19,605	64,318
Net cash used in investing activities	(11,870)	(34,566)	(19,955)

Cash flows from financing activities:
Payments related to stock option purchase	—	—	(526)
Proceeds from issuance of common stock under employee stock plans, net	2,026	736	646
Proceeds from revolving credit facilities	21,000	5,000	—
Payments on revolving credit facilities	(21,000)	(5,000)	—
Payments for credit facility issuance costs	—	(1,132)	—
Net cash provided by (used in) financing activities	2,026	(396)	120

Effect of exchange rate changes on cash and cash equivalents	(947)	(1,102)	3,031
Net decrease in cash and cash equivalents	(9,927)	(48,735)	(30,275)
Cash and cash equivalents at beginning of period	42,782	91,517	121,792
Cash and cash equivalents at end of period	$32,855	$42,782	$91,517

See Notes H, I, P and T for supplemental disclosures.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND OPERATIONS

Avid Technology, Inc. (“Avid” or the “Company”) develops, markets, sells and supports a wide range of software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog, or tape-based, signals. The Company's products are used worldwide in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by Internet professionals and consumers. Projects produced using Avid's products include major motion pictures, prime-time television programs, music, video and other recordings.

The Company's evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that beginning in 2010 the Company had only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and reclassified its 2009 segment reporting to conform to the current presentation (see Note R).

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

The Company's preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, fair value measurements and income tax valuation allowances. Actual results could differ from those estimates.

During 2011, the Company determined that the classification of certain assets and liabilities as either short-term or long-term should be changed. These amounts have been reclassified in the Company's balance sheet at December 31, 2010 to conform to the current presentation. Also during 2011, the Company determined it was appropriate to revise the way it presents certain amounts in its cash flow statements. Certain prior period cash flow amounts have been reclassified to conform to the current presentation. Certain other prior period amounts disclosed in these financial statements have also been reclassified to conform to the current year presentation (see Note H). None of these reclassifications or changes in presentation are considered material.

Except as disclosed in Note S, the Company evaluated subsequent events through the date of issuance of these financial statements and determined that no other recognized or unrecognized subsequent events required recognition or disclosure.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software - Revenue Recognition (the “Updates”). ASU No. 2009-13 requires the allocation of revenue to each unit of accounting using the relative selling price of each deliverable for multiple-element arrangements. ASU No. 2009-13 also amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method by establishing a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”) and the best estimate of selling price (“ESP”). If VSOE is available, it is used to determine the selling price of a deliverable. If VSOE is not available, the entity must determine whether TPE is available. If so, TPE would be used to determine the selling price. If TPE is not available, then the entity would be required to determine an ESP. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude from the scope of software revenue recognition requirements sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted. The Company adopted the Updates prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to adoption of the Updates, the Company generally recognized revenues using the revenue recognition criteria of ASC Subtopic 985-605, Software - Revenue Recognition. As a result of adoption of ASU No. 2009-14 on January 1, 2011, the Company now typically recognizes revenue using the criteria of ASC Topic 605, Revenue Recognition. Historically, the Company was generally able to establish VSOE for undelivered elements in multiple-element arrangements as allowed by ASC Subtopic 985-605 and, therefore, could typically recognize revenues for each element of multiple-element arrangements as the element was delivered. Under the new guidance, revenue may be recognized in an earlier period for a limited number of multiple-element arrangements for which VSOE could not be established for all undelivered elements under the previous guidance. For those arrangements, the Company will now determine a relative selling price for the undelivered elements through the use of TPE or ESP, and the recognition of certain revenues that would have been deferred under the previous guidance will typically be recognized at the time of delivery under the new guidance, provided all other criteria for revenue recognition are met. For the year ended December 31, 2011, adoption of the Updates resulted in an increase in total revenues of approximately $6.8 million. The Company cannot reasonably estimate the effect of the adoption of the Updates on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Revenue Recognition and Allowance for Product Returns and Exchanges

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

Generally, the products the Company sells do not require significant production, modification or customization of software. Installation of the products is generally routine, consists of implementation and configuration and does not have to be performed by Avid. However, certain transactions for the Company's video products, typically complex solution sales that include a significant number of products and may involve multiple customer sites, require the Company to perform an installation effort that it deems to be complex, non-routine and essential to the functionality of the products delivered. In these situations, the Company does not recognize revenues for either the products shipped or services performed until the essential services have been completed. In addition, if these orders include a customer acceptance provision, no revenues are recognized until the customer's formal acceptance of the products and services has been received.

In the first quarter of fiscal 2011, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, Revenue Recognition, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, Software - Revenue Recognition. ASU No. 2009-13 requires the allocation of revenue, based on the relative selling price of each deliverable, to each unit of accounting for multiple-element arrangements. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a best estimate of the standalone selling price of deliverables when more objective evidence of fair value, such as vendor-specific objective evidence or third-party evidence, is not available. ASU No. 2009-14 amends ASC Subtopic 985-605 to exclude sales of tangible products containing both software and non-software components that function together to deliver the tangible products essential functionality from the scope of revenue recognition requirements for software arrangements. The Company adopted this accounting guidance prospectively and applied its provisions to arrangements entered into or materially modified after December 31, 2010.

The Company recognizes revenue from the sale of non-software products, including software bundled with hardware that is essential to the functionality of the hardware, under the general revenue recognition accounting guidance of ASC Topic 605, Revenue Recognition and ASC Subtopic 605-25 Revenue Recognition - Multiple-Element Arrangements. The Company recognizes revenue in accordance with ASC Subtopic 985-605, Software - Revenue Recognition for the following types of sales transactions: (i) standalone sales of software products and related upgrades and (ii) sales of software elements that are bundled with non-software elements, when the software elements are not essential to the functionality of the non-software elements.

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

The Company's process for determining its ESP for deliverables without VSOE or TPE involves management's judgment. The Company generally determines ESP based on the following.

•
The Company utilizes a pricing model for its products to capture the right value given the product and market context. The model considers such factors as: (i) competitive reference prices for products that are similar but not functionally equivalent, (ii) differential value based on specific feature sets, (iii) geographic regions where the products are sold, (iv) customer price sensitivity, (v) price-cost-volume tradeoffs, and (vi) volume based pricing. Management approval ensures that all of the Company's selling prices are consistent and within an acceptable range for use with the relative selling price method.

•
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the revision of some of the Company's inputs. These modifications may result in consideration allocation in future periods that differs from the one presently in use. Absent a significant change in the pricing inputs, future changes in the pricing model are not expected to materially impact the Company's allocation of arrangement consideration.

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

Approximately 60% of the Company's revenues for 2011 were derived from indirect sales channels, including authorized resellers and distributors. Certain channel partners are offered limited rights of return, stock rotation and price protection. For these partners, the Company generally records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded in accordance with ASC Subtopic 605-15, Revenue Recognition - Products. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns and other credits. In making these estimates, the Company analyzes historical returns and credits and the amounts of products held by major resellers and considers the impact of new product introductions, changes in customer demand, current economic conditions and other known factors. While the Company believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of the Company's revenues for any period may be affected if actual product returns or other reseller credits prove to be materially different from the Company's estimates.

A portion of the Company's revenues from sales of consumer video-editing and audio products is derived from transactions with channel partners who have unlimited return rights and from whom payment is contingent upon the product being sold through to their customers. Accordingly, revenues for these channel partners are recognized when the products are sold through to the customer instead of being recognized at the time products are shipped to the channel partners.

At the time of a sales transaction, the Company makes an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is probable that collection will occur in a timely manner. In making this assessment, the Company considers customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not probable based on the Company's credit review process, revenues are recognized on a cash-collected basis to the extent that the other criteria of ASC Topic 605, ASC Subtopic 985-605 and Securities and Exchange Commission Staff Accounting Bulletin No. 104 are satisfied. At the outset of the arrangement, the Company assesses whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. In assessing whether the fee is fixed or determinable, the Company considers the payment terms of the transaction, its collection experience in similar transactions without making concessions, and the Company's involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after the Company's normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, the Company evaluates whether it has sufficient history of successfully collecting past transactions with similar terms. If that collection history is sufficient, revenues are recognized upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If the Company were to change any of these assumptions and judgments, it could cause a material increase or decrease in the amount of revenue reported in a particular period.

The Company records as revenues all amounts billed to customers for shipping and handling costs and records its actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. The Company presents revenues net of any taxes collected from customers and remitted to government authorities.

Allowances for Doubtful Accounts

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

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in the euro, pound sterling, Japanese yen, Swedish krona, Danish kroner, Norwegian krone, Canadian dollar, Singapore dollar, Australian dollar, Chinese yuan and Korean won. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations.

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

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper, money market investments and certificates of deposit. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities have historically consisted of certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations. The Company held no available for sale securities classified as either cash equivalents or marketable securities at December 31, 2011 or 2010. Realized gains and losses from the sale of marketable securities were not material for the years ended December 31, 2011, 2010 and 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, foreign currency forward contracts, accounts receivable, accounts payable and accrued liabilities. The Company may place its excess cash in marketable investment grade securities and uses foreign currency forward contracts to manage certain of its short-term exposures to fluctuations in foreign currency exchange rates. The Company places its cash, cash equivalents, investments and foreign currency forward contracts with financial institutions with high credit standing, and, generally, there are no significant concentrations in any one issuer of debt securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company's customer base and their dispersion across different regions. No individual customer accounted for 10% or more of the Company's net accounts receivable at December 31, 2011 or 2010. The Company also maintains reserves for potential credit losses and such losses have been within management's expectations.

Foreign Currency Risk

The Company has significant international operations and, therefore, the Company's revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income, cash flow and financial position. The Company uses derivatives in the form of foreign currency forward contracts to manage its short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of its ongoing international business operations. The Company does not enter into any derivative instruments for trading or speculative purposes.

As required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks and may apply hedge accounting to certain of the contracts as required by ASC Topic 815 (see Note D).

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out or moving-average basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand (generally for the following twelve months) and market conditions. Inventory in the digital-media market, including the Company's inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company's estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. The Company typically depreciates its property and equipment using the following minimum and maximum useful lives:

	Depreciable Life (years)
	Minimum	Maximum
Computer and video equipment and software	2	5
Manufacturing tooling and testbeds	3	5
Office equipment	3	5
Furniture, fixtures and other	3	8

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

Business Combinations

ASC Topic 805, Business Combinations, establishes principles and requirements for an acquirer's financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. It also requires the acquirer to recognize direct acquisition costs as an expense in the statement of operations and to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

When the Company acquires a new business, the purchase price is allocated to the acquired assets, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process. The valuation of purchased intangible assets is based on estimates of the future performance and cash flows from the acquired business, discount rates, tax rates and other assumptions. The use of different assumptions could materially impact the purchase price allocation and the Company's financial position and results of operations.

Acquisition-Related Intangible Assets and Goodwill

Acquisition-related intangible assets, which consist primarily of customer relationships, developed technology, trade names and non-compete agreements, resulted from the Company's acquisitions (see Notes I and K). These assets were accounted for under the purchase method or the acquisition method depending on the acquisition date. The Company also evaluates acquired in-process research and development (“IPR&D”) projects as of the date of acquisition and estimates their fair value. No amounts have been recorded for IPR&D intangible assets as a result of the Company's 2009 or 2010 acquisitions.

Finite-lived acquisition-related intangible assets are reported at fair value, net of accumulated amortization. Identifiable intangible assets, with the exception of developed technology, are amortized on a straight-line basis over their estimated useful lives, which are generally two years to twelve years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined. Acquired developed technology is generally amortized on a product-by-product basis over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful lives of two years to four years, or the straight-line method over each product's remaining respective useful life.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company performs its annual goodwill impairment analysis in the fourth quarter of each year. Goodwill is also tested for impairment when events and circumstances occur that indicate that the recorded goodwill may be impaired. In accordance with ASC Subtopic 350-20, Intangibles - Goodwill and Others - Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of the Company's single reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

To estimate the fair value of its single reporting unit for step one, the Company utilizes a combination of market and income approaches. Since the Company has one reporting unit, it believes that the direct market capitalization approach, which considers the Company's market capitalization including an implied control premium, is the most relevant measure and is weighted most heavily. The Company also uses other market approaches including the guideline public company market approach, under which the Company identifies similar public companies and derives estimated market multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies those multiples to the Company's historical and forecasted results to estimate the fair value of its single reporting unit, and the guideline transaction market approach, under which the Company identifies recent sale transactions involving similar companies and derives estimated transaction multiples of revenue and EBITDA and applies those multiples to the Company's historical and forecasted results to estimate the fair value of its single reporting unit. The income approaches, specifically discounted cash flow methodologies, include assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flows, capital expenditures, growth rates, income tax rates, expected tax benefits, terminal values and long term discount rates, all of which require significant judgments by management.

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

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2011, 2010 and 2009 were $3.8 million, $3.5 million and $6.3 million, respectively.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized in accordance with ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company evaluates the net realizable value of capitalized software at each balance sheet date, considering a number of business and economic factors, to determine if an impairment exits.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes. ASC Topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. In accordance with ASC Topic 740, the Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's level of deferred tax assets at December 31, 2011 and the level of historical U.S. losses, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets. The Company has also determined that a valuation allowance is warranted on a portion of its foreign deferred tax assets.

Computation of Net Income (Loss) Per Common Share

Net income (loss) per common share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants as well as non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company's average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company's executive officers that vest based on performance and market conditions (see Note C).

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

Accumulated other comprehensive income consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Cumulative translation adjustments	$4,807	$7,717
Net unrealized losses on defined benefit plan and marketable securities	—	(449)
Accumulated other comprehensive income	$4,807	$7,268

Accounting for Stock-Based Compensation

The Company's stock-based employee compensation plans, which are described more fully in Note N, allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation cost based on the fair value estimated in accordance with ASC Topic 718, Compensation - Stock Compensation, over the requisite service periods for the individual awards, which generally equals the vesting period. The vesting of stock-based award grants may be based on time, performance, market conditions, or a combination of performance or market conditions.

The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant. As permitted under ASC Topic 718, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company's common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options, which is consistent with the requirements of ASC Topic 718. The Company believes that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company's stock price, or a combination of performance, generally the Company's return on equity, or market conditions. The fair values and derived service periods for all grants that have vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants with vesting based on a combination of performance or market conditions, the fair values are also estimated using the Black-Scholes valuation method, and compensation costs for these grants are recorded based on the higher estimated fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For restricted stock unit awards with vesting based on a combination of performance or market conditions, the fair values are also estimated based on the intrinsic values of the awards at the date of grant, and compensation costs for these grants are also recorded based on the higher estimated fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For each stock option grant and restricted stock award with vesting based on a combination of performance or market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

During 2010, the Company modified the vesting terms of certain outstanding stock options that had vesting based on market conditions. The modifications, which affected 16 employees, provided that the vesting of the underlying shares could also occur based on the achievement of certain additional performance-based criteria and resulted in a total incremental compensation charge of $0.9 million at the date of the modification. This amount was subsequently reduced by $0.2 million in the fourth quarter of 2011 based on a revised estimate of the probability that the performance criteria would be met. The incremental compensation costs for the option modifications were based on the excess fair values of the modified options immediately after the modification, which were estimated using the Black-Scholes valuation method compared to the fair values immediately before the modification estimated using the Monte Carlo valuation method.

The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. Forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2011, the Company's annualized estimated forfeiture rates were 0% for non-employee director awards and 10% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods, including changes in the probability of achieving performance conditions, or the Company decides to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what has been recorded in the current period and could materially affect the Company's operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company's option grants.

Recent Accounting Pronouncements To Be Adopted

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity will be required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test will not be required. ASU No. 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be adopted prospectively. The Company adopted this ASU on January 1, 2012. Adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied retrospectively. Early adoption is permitted. The Company adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and must be applied prospectively. The Company adopted this ASU on January 1, 2012. Adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

C.	NET LOSS PER SHARE

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the Diluted EPS calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company's common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company's executive officers that vest based on performance or market conditions.

	2011	2010	2009
Options	5,987	5,008	4,308
Non-vested restricted stock and restricted stock units	494	186	707
Anti-dilutive potential common shares	6,481	5,194	5,015

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	2011	2010	2009
Options	21	13	12
Non-vested restricted stock and restricted stock units	78	55	15
Total anti-dilutive common stock equivalents	99	68	27

D.	FOREIGN CURRENCY FORWARD CONTRACTS

During the third and fourth quarters of 2010, the Company used foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts were designated and qualified as cash flow hedges under the criteria of ASC Topic 815. Changes in the fair value of the effective portion of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income in stockholders' equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date no amounts have been recorded as a result of hedging ineffectiveness.

At December 31, 2011 and 2010, the Company did not hold any foreign currency forward contracts as hedges against forecasted foreign-currency-denominated sales transactions.

The following tables set forth the effect of the Company's foreign currency forward contracts designated as hedging instruments on the Company's statements of operations during the year ended December 31, 2010 (in thousands):

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Revenues (Effective Portion)
Foreign currency forward contracts	$(1,761)

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company's statement of operations in the period of change, because they do not meet the criteria of ASC Topic 815 to be treated as hedges for accounting purposes. There are two objectives of the Company's foreign currency forward contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company's customers and cash payments expected to be made to the Company's vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At December 31, 2011 and 2010, the Company had foreign currency forward contracts outstanding with notional values of $69.1 million and $47.4 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company's foreign currency forward contracts at December 31, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at December 31, 2010
Financial assets:
Foreign currency forward contracts	Other current assets	—	$389

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,430	$1

The following table sets forth the net foreign exchange gains and losses recorded as marketing and selling expenses in the Company's statements of operations during the years ended December 31, 2011, 2010 and 2009 that resulted from the Company's foreign exchange contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Gain (Loss) Recorded in Marketing and Selling Expenses
	2011	2010	2009
Foreign currency forward contracts	$464	$(880)	$1,416

See Note E for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

E.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including cash equivalents, marketable securities and foreign-currency forward contracts. At December 31, 2011 and 2010, all of the Company's financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,549	$1,018	$531	$—

Financial Liabilities:
Deferred compensation obligations	$3,920	$1,018	$2,902	$—
Foreign currency forward contracts	1,430	—	1,430	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Benefit plan and deferred compensation assets	$1,795	$998	$797	$—
Foreign currency forward contracts	389	—	389	—

Financial Liabilities:
Benefit plan and deferred compensation obligations	$4,226	$998	$3,228	$—
Foreign currency forward contracts	1	—	1	—

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

The fair values of foreign currency forward contracts are classified as level 2 in the fair value hierarchy and are measured at fair value on a recurring basis using an income approach based on observable inputs. The primary inputs used to fair value foreign currency forward contracts are published foreign currency exchange rates as of the date of valuation. See Note D for information on the Company's foreign currency forward contracts.

The carrying amounts of the Company's other financial assets and liabilities including cash, cash equivalents, accounts receivable, borrowings under revolving credit facilities, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company's fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2011 and 2010 (in thousands):

		Fair Value Measurements Using
	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$3,996	$—	$3,996	$—	$3,996

		Fair Value Measurements Using
	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$4,718	$—	$4,718	$—	$4,718

The Company typically uses the following valuation techniques to determine fair values of assets and liabilities measured on a nonrecurring basis:

•
Goodwill: The Company estimates the fair value of goodwill using a weighted combination of market and income approaches. Since the Company has one reporting unit, it believes that the direct market capitalization approach, which considers the Company's market capitalization including an implied control premium, is the most relevant measure and is weighted most heavily. The Company also uses other market approaches including the guideline public company market approach, under which the Company identifies similar public companies and derives estimated market multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies those multiples to the Company's historical and forecasted results to estimate the fair value of its single reporting unit, and the guideline transaction market approach, under which the Company identifies recent sale transactions involving similar companies and derives estimated transaction multiples of revenue and EBITDA and applies those multiples to the Company's historical and forecasted results to estimate the fair value of its single reporting unit. The income approaches, specifically discounted cash flow methodologies, include assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flows, capital expenditures, growth rates, income tax rates, expected tax benefits, terminal values and long term discount rates, all of which require significant judgments by management. If the estimated fair value of the Company's single reporting is less that its carrying value, an impairment exists.

•
Identifiable Intangible and Other Long-Lived Assets: When performing an intangible asset impairment test, the Company estimates the fair value of the asset using a discounted cash flow methodology, which includes assumptions for, among other things, budgets and economic projections, market trends, product development cycles and long-term discount rates. If the estimated fair value of the asset is less that its carrying value, an impairment exists.

•
Facilities-Related Restructuring Accruals: During the years ended December 31, 2011 and 2010, the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on the Company's current borrowing rate. See Note Q for further information on the Company's restructuring activities.

F.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accounts receivable	$120,290	$118,320
Less:
Allowance for doubtful accounts	(2,342)	(3,051)
Allowance for sales returns and rebates	(13,643)	(14,098)
	$104,305	$101,171

The accounts receivable balances at December 31, 2011 and 2010, exclude approximately $10.3 million and $16.1 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

G.	INVENTORIES

Inventories consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Raw materials	$11,306	$12,147
Work in process	415	411
Finished goods	100,112	95,799
	$111,833	$108,357

At December 31, 2011 and 2010, finished goods inventory included $7.6 million and $12.5 million, respectively, associated with products shipped to customers or deferred labor costs for revenue arrangements that have not yet been recognized.

H.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer and video equipment and software	$132,022	$125,690
Manufacturing tooling and testbeds	6,407	6,234
Office equipment	4,709	4,785
Furniture, fixtures and other	11,819	12,745
Leasehold improvements	34,786	37,002
	189,743	186,456
Less accumulated depreciation and amortization	136,256	123,937
	$53,487	$62,519

During 2011, the Company determined it was appropriate to revise the way it classifies certain fixed assets. As a result, approximately $2.6 million of fixed assets previously reported as leasehold improvements at December 31, 2010 have been included in office equipment for the current presentation.

The Company wrote off fixed assets, including those related to restructuring activities, with gross values of $7.3 million, $26.0 million and $8.0 million in 2011, 2010 and 2009, respectively. During 2010, the Company wrote off fixed assets related to the closure of the Company's former headquarters facility with gross book values and net book values of approximately $22.7 million and $0.1 million, respectively. Also during 2010, leasehold improvements, furniture and equipment related to the relocation of the Company's corporate offices to Burlington, Massachusetts were placed in service and resulted in fixed asset additions of approximately $31.7 million, including a non-cash addition of $6.0 million resulting from landlord leasehold improvement funding.

Depreciation and amortization expense related to property and equipment was $19.5 million, $19.4 million and $18.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

I.	ACQUISITIONS

Euphonix, Inc.

On April 21, 2010, the Company acquired Euphonix, Inc. (“Euphonix”), a California-based provider of large-format digital audio consoles, media controllers and peripherals, for cash, net of cash acquired, of $10.9 million and 327,439 shares of the Company's common stock valued at $5.8 million, based on the closing price of Avid stock on the date of acquisition. During the three months ended March 31, 2011, the Company completed its evaluation of the information necessary to determine the fair value of the acquired assets and liabilities of Euphonix and finalized the purchase price allocation as follows (in thousands):

Tangible assets acquired, net	$2,008
Identifiable intangible assets:
Developed technology	2,200
Customer relationships	1,700
Trademarks and trade name	700
Non-compete agreement	200
Goodwill	10,349
Deferred tax liabilities, net	(460)
Total assets acquired	$16,697

The Company used the income approach to determine the values of the identifiable intangible assets. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Euphonix's intangible assets was 23% and the effective tax rate used was 35%.

The values of the customer relationships, trademarks and trade names, and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of four years, two years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.2 years. Amortization expense for Euphonix identifiable intangible assets totaled $1.6 million and $1.1 million, respectively, for the years ended December 31, 2011 and 2010.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the company-specific synergies the Company expects to realize by selling Euphonix's digital audio consoles, media controllers and peripherals to its existing customers.

The results of operations of Euphonix have been included prospectively in the results of operations of the Company since the date of acquisition. The Company's results of operations giving effect to the Euphonix acquisition as if it had occurred at the beginning of 2010 would not differ materially from reported results.

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

The Company used the cost approach to value the core technology intangible asset and the income approach to determine the values of the customer relationships, non-compete agreements and trademarks and trade names intangible assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the asset. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset discounted to present value. The weighted-average discount rate (or rate of return) used to determine the value of Blue Order's intangible assets was 20% and the effective tax rate used was 30%.

The values of the customer relationships, non-compete agreements, and trademarks and trade names are being amortized on a straight-line basis over their estimated useful lives of four years, three years and two years, respectively. The value of the developed technology is being amortized over the greater of the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues, and the straight-line method, over the estimated useful life of three and one-half years. The weighted-average amortization period for these amortizable identifiable intangible assets is approximately 3.6 years. Amortization expense for Blue Order identifiable intangible assets totaled $2.6 million and $2.4 million, respectively, for the years ended December 31, 2011 and 2010.

The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the customer-specific synergies the Company expects to realize by incorporating Blue Order's workflow and media asset management technology into future solutions offered to customers.

The results of operations of Blue Order have been included prospectively in the results of operations of the Company since the date of acquisition. The Company's results of operations giving effect to the Blue Order acquisition as if it had occurred at the beginning of 2010 would not differ materially from reported results.

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

In November 2008, the Company sold its Softimage 3D animation product line, which was part of its former Professional Video segment, to Autodesk, Inc. The Company received $26.5 million of the $33.5 million dollar purchase price in the fourth quarter of 2008, with the remaining balance held in escrow with scheduled distribution dates in 2009 and 2010. Goodwill of $15.8 million and amortizing intangible assets of $0.2 million were included in the assets sold as part of this divestiture. In 2008, the Company recognized a gain of approximately $11.5 million as a result of this transaction, which did not include the proceeds held in escrow. In 2009 and 2010, the Company recorded further gains of $3.5 million in each year as a result of the release of funds from escrow.

In December 2008, the Company sold its PCTV product line, which was part of its former Consumer Video segment, to Hauppauge Digital, Inc. for total proceeds of approximately $4.7 million comprised of $2.2 million in cash and a note valued at $2.5 million. The note was fully paid in 2009. At the time of the divestiture, PCTV inventory valued at $7.5 million was classified as held-for-sale by the Company in accordance with ASC Section 360-10-45, Property, Plant and Equipment - Overall - Other Presentation Matters, and included in “other current assets” in the Company's consolidated balance sheet. As a condition of the sale, the buyer was required to reimburse the Company for any PCTV inventory sold by the buyer. During 2009, the Company recorded a loss on the sale of assets of $3.2 million related to the Company's sale of the PCTV product line as a result of the write-down of PCTV inventory classified as held-for-sale. At December 31, 2009, the Company had inventory classified as held-for-sale of $0.4 million that was included in “other current assets” in the Company's consolidated balance sheets. During 2010, this remaining inventory was sold and the Company recorded a gain on the sale of assets of $0.5 million. During 2011, the Company recorded a loss on the sale of assets of $0.6 million for the write-off of certain receivables related to the PCTV divestiture.

K.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company's acquisitions consisted of the following at December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Goodwill acquired	$418,298	$418,897	$399,095
Accumulated impairment losses	(171,900)	(171,900)	(171,900)
Goodwill	$246,398	$246,997	$227,195

Changes in the carrying amount of the Company’s goodwill consisted of the following (in thousands):

Total
Goodwill balance at December 31, 2009	$227,195
Blue Order acquisition purchase accounting allocation	9,816
Euphonix acquisition purchase accounting allocation	10,525
Foreign exchange and other adjustments	(539)
Goodwill balance at December 31, 2010	246,997
Blue Order acquisition purchase accounting allocation adjustment	(105)
Euphonix acquisition purchase accounting allocation adjustment	(176)
Foreign exchange adjustments	(318)
Goodwill balance at December 31, 2011	$246,398

As described in Note B, the Company performs a goodwill impairment analysis annually in the fourth quarter of each year or whenever events and circumstances occur that indicate that the recorded goodwill may be impaired. in accordance with ASC Subtopic 350-20, Intangibles - Goodwill and Others - Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

At September 30, 2011, as a result of a decline in the Company's stock price since its fourth quarter 2010 goodwill impairment testing, lower than expected year-to-date 2011 revenues and operating results, and a reduction in forecasted 2011 results, the Company performed an interim step one goodwill impairment test. The interim step one test at September 30, 2011 indicated that the estimated fair value of the Company's single reporting unit (approximately $530 million) exceeded its carrying value of $414.9 million by approximately 28%. Therefore, no goodwill impairment existed at September 30, 2011, and the Company was not required to perform step two. In connection with its interim goodwill step one impairment test at September 30, 2011, the Company has weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to September 30, 2011 ($8.73 per share). If the Company had used the closing stock price of its common stock on September 30, 2011 ($7.74 per share) in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting would have exceeded its carrying value by approximately 20% at September 30, 2011. The Company's market capitalization based on the closing stock price at September 30, 2011 was approximately $298.3 million, compared to the carrying value of the Company's single reporting unit of $414.9 million. This implied a control premium of approximately 39%.

The Company's annual goodwill analyses performed in the fourth quarter of 2011 indicated there was no goodwill impairment at December 31, 2011. The step one test at December 31, 2011 indicated that the estimated fair value of the Company's single reporting unit (approximately $506 million) exceeded its carrying value of $417.0 million by approximately 21%. Therefore, no goodwill impairment existed at December 31, 2011, and the Company was not required to perform step two. In connection with its annual goodwill step one impairment test at December 31, 2011, the Company has weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to December 31, 2011 ($8.04 per share). If the Company used the closing stock price of its common stock on December 31, 2011 ($8.53 per share), the last trading day in 2011, in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting would have exceeded its carrying value by approximately 26%. The Company's market capitalization based on the closing stock price at December 31, 2011 was approximately $329.3 million, compared to the carrying value of the Company's single reporting unit of $417.0 million. This implied a control premium of approximately 27%.

Similarly, the Company's annual goodwill analysis performed in the fourth quarter of 2010 indicated there was no goodwill impairment at December 31, 2010.

Acquisition-Related Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company's acquisitions consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents (a)	$74,624	$(70,536)	$4,088	$74,820	$(68,026)	$6,794
Customer relationships (a)	68,226	(54,396)	13,830	68,330	(47,344)	20,986
Trade names (a)	14,763	(14,577)	186	14,772	(13,737)	1,035
License agreements (a)	560	(560)	—	560	(560)	—
Non-compete covenants (a) (b)	1,368	(948)	420	1,576	(641)	935
	$159,541	$(141,017)	$18,524	$160,058	$(130,308)	$29,750

(a)	The December 31, 2011 net amounts include immaterial foreign currency translation changes from the December 31, 2010 amounts.

(b)	During 2011, the Company wrote-off a fully amortized non-compete agreement with a gross value of approximately $0.2 million.

Amortization expense related to all intangible assets in the aggregate was $11.2 million, $13.0 million and $12.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The Company expects amortization of these intangible assets to be approximately $7 million in 2012, $5 million in 2013, $3 million in 2014, $2 million in 2015 and $2 million in 2016.

In connection with the Company's goodwill impairment test at September 30, 2011, the Company performed an impairment analysis of its long-lived assets, including its intangible assets, in accordance with ASC Section 360-10-35, Property, Plant and Equipment - Overall - Subsequent Measurement. This analysis included grouping the intangible assets with other operating assets and liabilities that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The analysis determined that the undiscounted cash flows of the long-lived assets were significantly greater than their carrying value, indicating no impairment existed.

Capitalized Software Development Costs

In accordance with ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, the Company is required to capitalize certain costs of internally developed or externally purchased software (see Note B). Capitalized software costs included in “other assets” consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Capitalized software costs (a)	$6,876	$(4,730)	$2,146	$7,285	$(5,644)	$1,641

(a)	During 2011, the Company wrote-off fully amortized capitalized software costs with gross values of approximately $2.1 million.

Capitalized software development costs amortized to cost of product revenues were $1.2 million, $1.0 million and $1.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The Company expects amortization of capitalized software costs to be approximately $1 million in 2012 and $1 million in 2013.

L.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Long-term deferred tax liabilities, net	$1,754	$2,154
Long-term deferred revenue	9,378	5,874
Long-term deferred rent	10,666	11,094
Long-term accrued restructuring	3,185	3,138
Long-term deferred compensation	2,902	2,415
	$27,885	$24,675

M.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2011 were as follows (in thousands):

Year
2012	$22,312
2013	19,749
2014	17,005
2015	12,096
2016	12,143
Thereafter	35,866
Total	$119,171

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2017 and represent an aggregate obligation of $9.9 million through 2017. The Company does not currently have sublease income related to the restructured space. The Company has restructuring accruals of $6.9 million at December 31, 2011, which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations (see Note Q).

The Company's leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods. The Company has some leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of approximately $0.9 million in the aggregate. The future minimum lease commitments above include the Company's obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases, net of operating subleases, was approximately $20.0 million, $20.2 million and $20.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total rent received from the Company's operating subleases was approximately $1.1 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. The Company did not receive any sublease income during the year ended December 31, 2011.

The Company has letters of credit at a bank that are used as security deposits in connection with the Company's Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2011, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At December 31, 2011, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, at December 31, 2011, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At December 31, 2010, the Company was not in default of this lease.

The Company also has additional letters of credit totaling approximately $3.6 million that support its ongoing operations. These letters of credit have various terms and expire during 2012 and 2013. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2011, the Company had entered into non-cancelable purchase commitments for certain inventory and other goods and services used in its normal operations. The purchase commitments covered by these agreements are generally less than one year and in the aggregate total approximately $58.3 million.

The Company depends on sole-source suppliers for certain key hardware components of its products. Although the Company has procedures in place to mitigate the risks associated with its sole-sourced suppliers, the Company cannot be certain that it will be able to obtain sole-sourced components or finished goods from alternative suppliers or that it will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. The Company procures product components and builds inventory based on forecasts of product life cycle and customer demand. If the Company is unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, the Company may have insufficient, excess or obsolete product inventory.

Transactions with Recourse

The Company has in the past, through third parties, provided lease financing options to its customers, including end users and, on a limited basis, resellers. This program was terminated by mutual agreement among the parties in the fourth quarter of 2008; however, balances outstanding as of the termination date continue to be collected by the third-party lessors as they become due. During the terms of these leases, which are generally three years, the Company may remain liable for any unpaid principal balance upon default by the customer, but such liability is limited in the aggregate based on a percentage of initial amounts funded or, in certain cases, amounts of unpaid balances. At December 31, 2011 and 2010, the Company's maximum recourse exposure totaled approximately $0.4 million and $1.0 million, respectively. The Company recorded revenues from these transactions upon the shipment of products, provided that all other revenue recognition criteria, including collectibility being reasonably assured, were met. The Company maintains a reserve for estimated losses under recourse lease programs based on these historical default rates applied to the funded amount outstanding at period end. At December 31, 2011 and 2010, the Company's accruals for estimated losses were $0.1 million and $0.5 million, respectively.

Contingencies

At December 31, 2011, the Company is subject to various litigation claiming patent infringement by the Company.  If any infringement is determined to exist, the Company may seek licenses or settlements. At this time, the Company believes that a loss is neither probable nor remote, and based on the information currently available regarding these legal proceedings, the Company is unable to determine an estimate, or range of estimates, of potential losses.

In addition, as a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product performance, or other matters.  Management is not aware of any such current claims that will have a material adverse effect on the financial position or results of operations of the Company.

Additionally, the Company provides indemnification to certain customers for losses incurred in connection with intellectual property infringement claims brought by third parties with respect to the Company's products.  These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited.  To date, the Company has not incurred material costs related to these indemnification provisions; accordingly, the Company believes the estimated fair value of these indemnification provisions is immaterial.

Further, certain of the Company's arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations; however, the Company has not recorded any related material penalties to date.

Opengate SpA (“Opengate”), an entity in liquidation represented by the Trustee in Bankruptcy, Dr. Marco Fiorentini, brought a claim against the Company's subsidiary, Pinnacle Systems GmbH (“Pinnacle GmbH”), in the Varese, Italy Tribunal on July 21, 2009. The Trustee in Bankruptcy sought to recover €2.7 million in payments made by Opengate to Pinnacle GmbH between 2002 and 2003, the year prior to Opengate being placed into administration. In June 2011, the Company and Opengate agreed to settle the claim, and an immaterial settlement amount was paid to Opengate during the third quarter of 2011.

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

The Company's Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company's stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company's consolidated balance sheets at December 31, 2011 and 2010. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company's financial position or results of operations.

As permitted under Delaware law and pursuant to the Company's Third Amended and Restated Certificate of Incorporation, as amended, the Company is obligated to indemnify its current and former officers and directors for certain events that occur or occurred while the officer or director is or was serving in such capacity. The term of the indemnification period is for each respective officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has mitigated the exposure through the purchase of directors and officers insurance, which is intended to limit the risk and, in most cases, enable the Company to recover all or a portion of any future amounts paid. As a result of this insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

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

The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2011 and 2010 (in thousands):

Accrual balance at December 31, 2009	$4,454
Acquired product warranty	339
Accruals for product warranties	5,046
Cost of warranty claims	(5,347)
Accrual balance at December 31, 2010	4,492
Accruals for product warranties	7,023
Cost of warranty claims	(6,094)
Accrual balance at December 31, 2011	$5,421

N.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company's board of directors.

Common Stock Repurchases

A stock repurchase program was approved by the Company's board of directors in April 2007, which authorized the Company to repurchase up to $100 million of the Company's common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company's board of directors approved a $100 million increase in the authorized funds for the repurchase of the Company's common stock. During 2007, the Company repurchased 809,236 shares of the Company's common stock under the program for a total purchase price, including commissions, of $26.6 million, or $32.92 per share. During 2008, the Company repurchased an additional 4,254,397 shares of the Company's common stock for a total purchase price, including commissions, of $93.2 million. The average price per share paid for the shares repurchased during the 2008, including commissions, was $21.90. No shares of common stock have been repurchased under this program since 2008. At December 31, 2011, $80.3 million remained available for future stock repurchases under the program. This stock repurchase program is funded through working capital and has no expiration date.

Under some of the Company's equity compensation plans, employees have the option or may be required to satisfy minimum withholding tax obligations by tendering to the Company a portion of the common stock received under the award. During the years ended December 31, 2011, 2010 and 2009, the Company received approximately 9,802 shares, 7,929 shares and 14,447 shares, respectively, of its common stock in exchange for $0.1 million, $0.1 million and $0.2 million , respectively, of minimum employee withholding liabilities paid by the Company.

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company's common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. Current option grants become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company's Amended and Restated 2005 Stock Incentive Plan totaled 3,465,832 at December 31, 2011, including 428,508 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the year ended December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	5,241,898	$19.76
Granted (a)	1,156,200	$20.04
Exercised	(165,992)	$13.05
Forfeited or canceled	(864,961)	$19.88
Options outstanding at December 31, 2011 (b)	5,367,145	$20.01	4.47	$26
Options vested at December 31, 2011 or expected to vest	4,640,363	$19.98	4.43	$21
Options exercisable at December 31, 2011	1,992,345	$21.42	3.65	$1

(a)	Options granted during the year ended December 31, 2011 included 191,000 options that had vesting based on either market conditions or a combination of performance or market conditions.

(b)	Options outstanding at December 31, 2011 included 1,668,655 options that had vesting based on either market conditions or a combination of performance or market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.03%	1.89%	2.21%
Expected volatility	41.4%	45.9%	55.3%
Expected life (in years)	4.48	4.42	4.38
Weighted-average fair value of options granted (per share)	$7.54	$5.55	$5.92

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $1.1 million, $0.2 million and $0.2 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2011, 2010 and 2009 was approximately $2.2 million, $0.9 million and $0.5 million, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2011, 2010 or 2009 due to the full valuation allowance on the Company's U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the year ended December 31, 2011 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	573,264	$18.15
Granted (a)	567,000	$21.36
Vested	(216,068)	$25.02
Forfeited	(102,163)	$17.93
Non-vested at December 31, 2011 (b)	822,033	$19.45	1.90	$7,004
Expected to vest	677,954	$19.63	1.77	$5,776

(a)	Restricted stock units granted during the December 31, 2011 included 262,500 units that had vesting based on either market conditions or a combination of performance or market conditions.

(b)	Non-vested restricted stock units at December 31, 2011 included 438,500 units that had vesting based on either market conditions or a combination of performance or market conditions.

The following table sets forth the weighted-average key assumptions and fair value results for restricted stock units with vesting based on market conditions or a combination of performance or market conditions granted during the years ended December 31, 2011 and 2010. No restricted stock units with vesting based on market conditions or a combination of performance or market conditions were granted during the year ended December 31, 2009.

	2011	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.9%	4.09%
Expected volatility	41.5%	46.7%
Expected life (in years)	3.04	4.49

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2010 and 2009 was $11.08 and $12.20, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010, and 2009 was $4.2 million, $3.8 million, and $2.8 million, respectively.

Information with respect to non-vested restricted stock for the year ended December 31, 2011 is as follows:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2010	25,000	$25.41
Granted	—	—
Vested	(25,000)	$25.41
Forfeited	—	—
Non-vested at December 31, 2011	—	—	—	—

There were no grants of restricted stock during the years ended December 31, 2010 and 2009. The total fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.4 million, and $0.6 million, respectively.

Stock Option Purchase

In June 2009, the Company completed a cash tender offer for certain employee stock options. The tender offer applied to 547,133 outstanding stock options having an exercise price equal to or greater than $40.00 per share and granted under the Company's Amended and Restated 2005 Stock Incentive Plan, Amended and Restated 1999 Stock Option Plan (including the U.K. sub-plan), 1998 Stock Option Plan, 1997 Stock Option Plan, 1997 Stock Incentive Plan, as amended, and 1994 Stock Option Plan, as amended. Members of the Company's Board of Directors, officers who file reports under Section 16(a) of the Securities Exchange Act of 1934 and members of the Company's executive staff were not eligible to participate in this offer. Under the offer, eligible options with exercise prices equal to or greater than $40.00 and less than $50.00 per share were eligible to receive a cash payment of $1.50 per share, and eligible options with exercise prices equal to or greater than $50.00 per share were eligible to receive a cash payment of $1.00 per share.

Options to purchase a total of 419,042 shares of the Company's common stock, of which 366,769 shares became available for future grant, were tendered under the offer for an aggregate purchase price of approximately $0.5 million paid in exchange for the cancellation of the eligible options. As a result of the tender offer, the Company incurred stock-based compensation charges of approximately $0.1 million in its condensed consolidated statements of operations during the second quarter of 2009 . This was the first time the Company offered to purchase outstanding stock options in exchange for cash, and there is no current intent to make another such offer in the future.

Employee Stock Purchase Plan

The Company's Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company's shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under FASB ASC Subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, share purchase rights granted under the ESPP.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.24%	1.18%	1.40%
Expected volatility	47.2%	45.1%	54.4%
Expected life (in years)	0.25	0.24	0.25
Weighted-average fair value of shares issued (per share)	$1.88	$2.14	$1.94

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31,

2011, 2010 and 2009:

	2011	2010	2009
Shares issued under the ESPP	124,219	107,748	129,949
Average price of shares issued	$9.71	$11.17	$9.70

A total of 612,507 shares remained available for issuance under the ESPP at December 31, 2011.

Stock-Based Compensation Expense

Stock-based compensation was included in the following captions in the Company's consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Cost of products revenues	$419	$724	$859
Cost of services revenues	764	1,054	1,154
Research and development expenses	1,634	2,227	2,454
Marketing and selling expenses	4,730	4,109	3,596
General and administrative expenses	7,072	5,807	5,331
	$14,619	$13,921	$13,394

At December 31, 2011, there was approximately $22 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans. The Company expects this amount to be amortized as follows: $10 million in 2012, $7 million in 2013, $4 million in 2014 and $1 million in 2015. The weighted-average recognition period of the total unrecognized compensation cost is 1.46 years.

O.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under Section 401(k) of the U.S, Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company's board of directors, make discretionary contributions to the plan. The Company's contribution to the plan, which was suspended for much of 2009, is generally 50% of up to the first 6% of an employee's salary contributed to the plan by the employee. The Company's contributions to the plan totaled $2.9 million, $2.8 million and $1.3 million in 2011, 2010 and 2009, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company's contributions to these plans, which were suspended for certain plans for most of 2009, totaled $1.4 million, $1.2 million and $0.9 million in 2011, 2010 and 2009, respectively.

During 2011, we terminated a defined benefit pension plan in Japan with aggregate projected benefit obligations and aggregate net funded status (net liabilities) of $0.8 million and $0.4 million, respectively, at December 31, 2010. As a result, the Company recognized a benefit of $0.4 million upon termination of the defined benefit plan in 2011. In 2010, the related defined benefit plan expense was $0.1 million. The plan was not considered material for full reporting in accordance with ASC Topic 715, Compensation - Retirement Benefits.

Deferred Compensation Plans

The Company's board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Company's board of directors as approved by the Company's Compensation Committee. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust's investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.0 million and $1.0 million at December 31, 2011 and 2010, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates.

In connection with its acquisition of Blue Order, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. At December 31, 2011, the Company's assets and liabilities related to the arrangement consisted of assets recorded in “other assets” of $0.5 million, representing the value of related insurance contracts, and liabilities recorded in “long-term liabilities” of $2.9 million, representing the actuarial present value of the estimated benefits to be paid under the contract. At December 31, 2010, the Company's assets and liabilities related to the arrangement consisted of assets of $0.4 million and liabilities of $2.4 million.

P.	INCOME TAXES

Loss before income taxes and the components of the income tax provision (benefit) consisted of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Income (loss) before income taxes:
United States	$(31,809)	$1,825	$(91,090)
Foreign	8,960	(38,383)	21,083
Total loss before income taxes	$(22,849)	$(36,558)	$(70,007)
Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$627	$(56)	$(1,490)
State	48	188	89
Foreign benefit of net operating losses	(629)	(4,211)	(636)
Other foreign	2,890	6,161	1,940
Total current tax expense (benefit)	2,936	2,082	(97)
Deferred tax benefit:
Federal	—	(767)	(7)
Other foreign	(1,994)	(919)	(1,548)
Total deferred tax benefit	(1,994)	(1,686)	(1,555)
Total provision for (benefit from) income taxes	$942	$396	$(1,652)

Net cash payments for income taxes in 2011, 2010 and 2009 were approximately $3.8 million, $2.3 million, and $4.3 million, respectively.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled approximately $46.7 million at December 31, 2011. At December 31, 2011, the cash available in the Company's foreign subsidiaries totaled $21.1 million. The Company does not have any plans to repatriate these earnings because the underlying cash is required to fund the ongoing operations of the foreign subsidiaries. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Tax credit and net operating loss carryforwards	$137,981	$129,832
Allowances for bad debts	1,309	1,564
Difference in accounting for:
Revenue	2,576	4,973
Costs and expenses	56,204	65,942
Inventories	9,989	7,186
Acquired intangible assets	18,522	24,344
Gross deferred tax assets	226,581	233,841
Valuation allowance	(215,317)	(217,897)
Deferred tax assets after valuation allowance	11,264	15,944
Deferred tax liabilities:
Difference in accounting for:
Costs and expenses	(729)	(2,760)
Acquired intangible assets	(6,864)	(10,813)
Other	—	(311)
Gross deferred tax liabilities	(7,593)	(13,884)
Net deferred tax assets	$3,671	$2,060
Recorded as:
Current deferred tax assets, net	1,480	1,068
Long-term deferred tax assets, net (in other assets)	3,996	3,460
Current deferred tax liabilities, net (in accrued expenses and other current liabilities)	(51)	(314)
Long-term deferred tax liabilities, net	(1,754)	(2,154)
Net deferred tax assets	$3,671	$2,060

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

For U.S. federal and state income tax purposes at December 31, 2011, the Company has tax credit carryforwards of approximately $69.7 million, which will expire between 2012 and 2031, and net operating loss carryforwards of approximately $362.0 million, which will expire between 2019 and 2031. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. The Company completed an assessment at December 31, 2011 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of the Company's net operating loss and tax credit amounts are subject to any Section 382 limitation. Based on the level of the deferred tax assets at December 31, 2011 and 2010 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2011 and 2010.

Additionally, the Company has foreign net operating loss carryforwards of $41.2 million and tax credit carryforwards of $3.4 million which begin to expire in 2019. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $28.7 million of net operating losses and $3.4 million of tax credits at December 31, 2011.

The Company's assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. As a result of a December 2011 tax law change in the Netherlands, the Company was able to remove $0.8 million of valuation allowance on previously existing deferred tax assets related to tax loss carryforwards. As a result of the 2010 acquisition of Euphonix, the Company was able to remove

$0.5 million of valuation allowance on previously existing deferred tax assets. In addition during 2010, the Company removed $0.3 million of valuation allowance on previously existing alternative minimum tax deferred tax credits. As a result of the 2009 acquisition of MaxT, the Company was able to remove $0.6 million of valuation allowance on previously existing deferred tax assets during 2009.

Excluded from the above deferred tax schedule at December 31, 2011 are tax assets totaling $71.4 million resulting from the exercise of employee stock options. In accordance with ASC Topic 740, Income Taxes, and ASC Topic 718, Compensation - Stock Compensation, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders' equity rather than the provision for income taxes. In 2009, 2010 and 2011, no adjustment to additional paid-in-capital related to exercises of employee stock options was required.

The following table sets forth a reconciliation of the Company's income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Statutory rate	(35)%	(35)%	(35)%
Tax credits	(9)%	(9)%	(7)%
Foreign operations	1%	32%	5%
Non-deductible expenses and other	10%	3%	2%
Increase in valuation allowance	37%	10%	33%
Effective tax rate	4%	1%	(2)%

ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At January 1, 2009, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $3.7 million, of which $1.4 million would affect the Company's effective tax rate if recognized. In 2009, there was a decrease in the previously unrecognized tax benefits, primarily related to the settlement of tax audits in Germany. At December 31, 2009, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $2.3 million, all of which would affect the Company's effective tax rate if recognized. In 2010, there was a decrease in the previously unrecognized tax benefits, primarily related to the expiration of the statutes of limitations in various jurisdictions. At December 31, 2010, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $1.7 million, all of which would affect the Company's effective tax rate if recognized. In 2011, the Company's unrecognized tax benefits increased, primarily as a result of tax positions taken in prior periods and included in the Company's tax loss carryforwards. The increase did not have an impact on the effective rate because the Company previously maintained a full valuation allowance on the related loss carryforwards. A portion of the unrecognized tax benefits also decreased in 2011, primarily as a result of the settlement of a tax position with a foreign tax authority in December 2011 and the expiration of the statutes of limitations in various jurisdictions. At December 31, 2011, the Company's unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect the Company's effective tax rate if recognized. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for uncertain tax positions could decrease by as much as $0.1 million due to the expiration of statutes of limitations and other factors.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Unrecognized tax benefits at January 1, 2009	$3,100
Increases for tax positions taken during a prior period	2,000
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(2,600)
Decreases related to settlements	(200)
Decreases related to the lapse of applicable statutes of limitations	(300)
Unrecognized tax benefits at December 31, 2009	2,000
Increases for tax positions taken during a prior period	—
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(100)
Decreases related to settlements	(100)
Decreases related to the lapse of applicable statutes of limitations	(400)
Unrecognized tax benefits at December 31, 2010	1,400
Increases for tax positions taken during a prior period	13,400
Increases for tax positions taken during the current period	—
Decreases for tax positions taken during a prior period	(700)
Decreases related to settlements	(900)
Decreases related to the lapse of applicable statutes of limitations	(400)
Unrecognized tax benefits at December 31, 2011	$12,800

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2011, 2010 and 2009, respectively, the Company had approximately $0.1 million, $0.3 million and $0.3 million of accrued interest related to uncertain tax positions.

The tax years 2004 through 2010 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

Q.	RESTRUCTURING COSTS AND ACCRUALS

2011 Restructuring Plan

In October 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of the Company's facility in Irwindale, CA. In connection with the restructuring, the Company intends to allocate additional resources to areas it believes have better opportunity for growth. During 2011, the Company recorded $8.9 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. Under the 2011 Plan, the Company expects to incur total expenses related to termination benefits and facility costs of $9 million to $10 million, most of which represents cash expenditures. The Company expects to complete all actions under the 2011 Plan prior to June 30, 2012.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the 2011 fiscal year.  In connection with the restructuring, the Company eliminated positions that are in lower growth geographies and markets and reinvested in more strategic areas with greater opportunity for growth. The 2010 Plan also called for streamlining internal operations while making key investments in organizational efficiencies and to close portions of certain office facilities. During the fourth quarter of 2010, the Company recorded restructuring charges of $11.7 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, the Company revised its previously recorded estimates of severance costs resulting in a restructuring benefit of $4.0 million and recorded a restructuring charge of $0.3 million for the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, the

Company also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, the Company also initiated acquisition-related restructuring actions that resulted in restructuring charges of $1.8 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During 2011, the Company recorded additional restructuring charges of approximately $0.2 million primarily resulting from revised estimates for the write-off of fixed assets related to the facilities closures. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plans

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”) that included a reduction in force of approximately 500 positions, including employees related to product line divestitures, and the closure of all or parts of some facilities worldwide. The 2008 Plan is intended to improve operational efficiencies and bring costs in line with expected revenues. In connection with the 2008 Plan, during the fourth quarter of 2008 the Company recorded restructuring charges of $20.4 million related to employee termination costs and $0.5 million for the closure of three small facilities. In addition, as a result of the decision to sell the PCTV product line, the Company recorded a non-cash restructuring charge of $1.9 million in cost of revenues related to the write-down of inventory.

During 2009 and 2010, the Company recorded additional restructuring charges of $30.0 million related to the 2008 Plan, including new restructuring charges of $14.8 million related to employee termination costs for approximately 320 additional employees; $12.3 million related to the closure of all or part of fifteen facilities, including non-cash charges of $2.7 million related to the write-off of fixed assets; $0.8 million, recorded in cost of revenues, related to a write-down of inventory; and $2.1 million for revisions to previous estimates. The charges resulting from the reduction in force of 320 additional employees were recorded in the third and fourth quarters of 2009 and were primarily the result of the expanded use of offshore development resources for R&D projects and the Company's desire to better align its 2010 cost structure with revenue expectations.

During 2011, the Company recorded restructuring charges of of $2.2 million related to the 2008 Plan for revised estimates of the costs associated with previously closed facilities.

No additional actions are expected to take place under the 2008 Plan. To date, restructuring charges of approximately $55 million have been recorded under the 2008 Plan.

Restructuring and Other Costs Summary

For 2010, also included in the Company’s results of operations under the caption “restructuring and other costs, net” were costs of $3.7 million related to the exit from its Tewksbury, Massachusetts headquarters lease. The following table sets forth the summary of restructuring and other costs for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Non-acquisition related restructuring charges	$8,747	$14,947	$27,719
Acquisition-related restructuring charges	111	1,755	(47)
Tewksbury facility exit costs	—	3,748	—
Restructuring and other costs, net	$8,858	$20,450	$27,672

Accounting for Restructuring Plans

The Company records facility-related restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on the Company's policies for the calculation and payment of severance benefits, the Company accounts for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company's statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2008	$15,089	$2,199	$—	$829	$18,117
New restructuring charges – operating expenses	14,835	11,496	—	—	26,331
New restructuring charges – cost of revenues	—	799	—	—	799
Revisions of estimated liabilities	593	(4)	—	(47)	542
Accretion	—	239	—	38	277
Cash payments for employee-related charges	(20,726)	—	—	—	(20,726)
Cash payments for facilities, net of sublease income	—	(4,611)	—	(425)	(5,036)
Non-cash write-offs	—	(3,140)	—	—	(3,140)
Foreign exchange impact on ending balance	(557)	283	—	77	(197)
Accrual balance at December 31, 2009	9,234	7,261	—	472	16,967
New restructuring charges – operating expenses	11,664	2,190	725	1,064	15,643
Revisions of estimated liabilities	(405)	1,498	—	(34)	1,059
Accretion	—	210	—	10	220
Cash payments for employee-related charges	(8,591)	—	(531)	—	(9,122)
Cash payments for facilities, net of sublease income	—	(4,772)	—	(510)	(5,282)
Non-cash write-offs	—	(327)	—	(90)	(417)
Foreign exchange impact on ending balance	(67)	(18)	8	(29)	(106)
Accrual balance at December 31, 2010	11,835	6,042	202	883	18,962
New restructuring charges – operating expenses	8,883	1,474	—	—	10,357
Revisions of estimated liabilities	(3,991)	2,381	(30)	141	(1,499)
Accretion	—	230	—	—	230
Cash payments for employee-related charges	(12,892)	—	(178)	—	(13,070)
Cash payments for facilities, net of sublease income	—	(3,400)	—	(430)	(3,830)
Non-cash write-offs	—	(201)	—	(125)	(326)
Foreign exchange impact on ending balance	347	(81)	6	1	273
Accrual balance at December 31, 2011	$4,182	$6,445	$—	$470	$11,097

The employee-related accruals at December 31, 2011 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet at December 31, 2010.

The facilities-related accruals at December 31, 2011 represent estimated losses, net of subleases, on space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.7 million is included in the caption “accrued expenses and other current liabilities” and $3.2 million is included in the caption “long-term liabilities” in the Company's consolidated balance sheet at December 31, 2011.

R.	SEGMENT INFORMATION

The Company provides digital media content-creation products and solutions for film, video, audio and broadcast professionals, as well as artists and home enthusiasts, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as a third type, services revenues. ASC Section 280-10-50, Segment Reporting - Overall - Disclosure, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. In the later part of 2009, the Company completed the reorganization of its business around functional groups rather than product categories. The Company's evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2010 the Company had only one reportable segment. Effective January 1, 2010, the Company began reporting based on a single reportable segment and reclassified its 2009 segment reporting to conform to the current presentation. The change to the current presentation did not affect the Company's consolidated operating results.

The Company's video products include hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows in a faster, easier, and more cost-effective manner. Professional video-editing software and hardware products include the Media Composer product line widely used to edit television programs, commercials and films; the NewsCutter and Instinct editors designed for the fast-paced world of news production; and Avid Symphony Nitris DX and Avid DS, which are used during the “online” or “finishing” stage of post production. Professional video-editing products accounted for approximately 11%, 13% and 13% of the Company's consolidated net revenues for 2011, 2010 and 2009, respectively. Video products also include Avid ISIS shared storage and Interplay workflow solutions that provide complete network, storage and database solutions based on the Company's Avid Unity MediaNetwork technology and enable users to simultaneously share and manage media assets throughout a project or organization. The Company's video storage and workflow solutions accounted for approximately 21%, 18% and 16% of the Company's consolidated net revenues in 2011, 2010 and 2009, respectively. The Company's Avid Studio and Pinnacle Studio video-editing product line that allows users to create, edit, view and distribute video media using a personal computer.

The Company's audio products include digital audio software and workstation solutions, control surfaces and live sound systems that provide music creation; audio recording, editing, and mixing; and live performance solutions for a broad range of customers. Audio products include Pro Tools digital audio software and workstation solutions to facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. Digital audio software and workstation solutions accounted for approximately 14%, 16% and 15% of the Company's consolidated net revenues in 2011, 2010 and 2009, respectively. Audio products also include the ICON (Integrated Console System) systems, including the D-Control and D-Command mixing surfaces, and the VENUE live-sound mixing consoles.

The Company's services revenues are primarily derived from the sale of maintenance contracts and professional services. The Company provides online and telephone support and access to software upgrades for customers whose products are under warranty or covered by a maintenance contract. The Company's professional services team provides installation, integration, planning, consulting and training services.

The following is a summary of the Company's revenues by type for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Video product revenues	$278,979	$282,263	$259,151
Audio product revenues	267,392	277,644	250,064
	546,371	559,907	509,215
Services revenues	131,565	118,615	119,755
Total net revenues	$677,936	$678,522	$628,970

The following table sets forth the Company's revenues by country for the years ended December 31, 2011, 2010 and 2009 (in thousands). The categorization of revenues is based on the country in which the end user customer resides. No individual country, other than the United States, accounted for 10% or more of the Company's revenues in any of the last three years.

	2011	2010	2009
Revenues:
United States	$277,615	$283,854	$252,474
Other countries	400,321	394,668	376,496
Total revenues	$677,936	$678,522	$628,970

The following table sets forth the Company's revenues by geographic region for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Revenues:
Americas	$330,378	$334,849	$300,073
Europe, Middle East and Africa	257,215	248,507	251,148
Asia-Pacific	90,343	95,166	77,749
Total revenues	$677,936	$678,522	$628,970

The Company does not identify or allocate by geography its goodwill and intangible assets acquired through acquisitions. The following table presents the Company's long-lived assets, excluding goodwill and intangible assets, by geography at December 31, 2011 and 2010 (in thousands):

	2011	2010
Long-lived assets:
United States	$48,433	$59,587
Other countries	12,626	10,010
Total long-lived assets	$61,059	$69,597

S.	CREDIT AGREEMENT

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”), which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees. The actual amount of credit available to the Borrowers will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity date of October 1, 2014, at which time Wells Fargo's commitments to provide additional credit will terminate and all outstanding borrowings by the Borrowers must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrowers' payment obligations may be accelerated, including guarantees and liens on substantially all of the Borrowers' assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc. (“Avid Technology”) maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10 million, at least $5 million of which must be from unused availability under its portion of the credit facilities. In addition, its subsidiary, Avid Technology International B.V. (“Avid Europe”), is required to maintain liquidity (comprised of unused availability under Avid Europe's portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe's portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum.

The Company incurs certain loan fees and costs associated with its credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At December 31, 2011, the balance of the Company's deferred borrowing costs was $0.8 million, net of accumulated amortization costs of $0.4 million.

During the first quarter of 2011, Avid Technology borrowed $8.0 million against the credit facilities to meet certain short-term cash requirements, all of which was repaid during the first quarter of 2011. During the second quarter of 2011, Avid Technology borrowed $13.0 million against the credit facilities to meet certain short-term cash requirements, all of which had been repaid as of December 31, 2011. At December 31, 2011, Avid Technology and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $1.1 million, respectively. At December 31, 2011, the Borrowers were in compliance with all covenants under the credit facilities, and Avid Technology and Avid Europe had available borrowings under the credit facilities of approximately $31.1 million and $16.0 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant.

Subsequent to December 31, 2011 but prior to the issuance of these financial statements, the Company borrowed and repaid $1.0 million under the credit line. We had no outstanding borrowings under the credit facilities as of the date of issuance of these financial statements. Avid Technology, Inc. or the other eligible borrowers may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during 2012 as may be required to meet the funding needs of the business.

T.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table reflects supplemental cash flow investing activities related to the acquisitions of Blue Order and Euphonix during the year ended December 31, 2010 and the acquisition of MaxT during the year ended December 31, 2009. There was no supplemental cash flow investing activity during the year ended December 31, 2011.

	2010	2009
Fair value of:
Assets acquired and goodwill	$48,598	$7,332
Liabilities assumed	(14,228)	(2,152)
Total consideration	34,370	5,180
Less: cash acquired	(1,586)	(767)
Less: equity consideration	(5,776)	—
Net cash paid for acquisitions	$27,008	$4,413

Cash paid for interest was $1.8 million, $0.8 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

U.	QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

	Quarters Ended
(In thousands, except per share data and stock prices)	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$185,304	$164,965	$161,344	$166,323	$195,347	$165,059	$162,160	$155,956
Cost of revenues	84,358	76,545	78,276	79,038	89,575	78,615	78,976	77,309
Amortization of intangible assets	657	685	685	666	642	745	946	966
Gross profit	100,289	87,735	82,383	86,619	105,130	85,699	82,238	77,681
Operating expenses:
Research and development	28,722	28,960	30,453	29,973	30,881	28,929	30,268	30,151
Marketing and selling	47,592	45,411	46,052	44,810	47,759	43,199	44,474	41,746
General and administrative (a)	14,393	13,240	14,920	15,298	16,166	19,698	13,879	14,602
Amortization of intangible assets	2,063	2,159	2,161	2,145	2,186	2,283	2,417	2,857
Restructuring and other costs (recoveries), net	8,530	2,707	(163)	(2,216)	14,918	185	4,007	1,340
Loss (gain) on sale of assets	—	—	597	—	(3,502)	(1,527)	—	—
Total operating expenses	101,300	92,477	94,020	90,010	108,408	92,767	95,045	90,696
Operating loss	(1,011)	(4,742)	(11,637)	(3,391)	(3,278)	(7,068)	(12,807)	(13,015)
Other income (expense), net	(497)	(503)	(768)	(300)	(258)	(30)	(102)	—
Loss before income taxes	(1,508)	(5,245)	(12,405)	(3,691)	(3,536)	(7,098)	(12,909)	(13,015)
(Benefit from) provision for income taxes, net (b)	(2,715)	2,774	(543)	1,426	(2,965)	2,897	(3)	467
Net income (loss)	$1,207	$(8,019)	$(11,862)	$(5,117)	$(571)	$(9,995)	$(12,906)	$(13,482)
Net income (loss) per share – basic	$0.03	$(0.21)	$(0.31)	$(0.13)	$(0.01)	$(0.26)	$(0.34)	$(0.36)
Net income (loss) per share – diluted	$0.03	$(0.21)	$(0.31)	$(0.13)	$(0.01)	$(0.26)	$(0.34)	$(0.36)
Weighted-average common shares outstanding – basic	38,580	38,511	38,413	38,228	38,101	38,045	37,909	37,516
Weighted-average common shares outstanding – diluted	38,584	38,511	38,413	38,228	38,101	38,045	37,909	37,516
High common stock price	$9.05	$20.38	$22.95	$23.35	$18.83	$13.82	$17.99	$14.84
Low common stock price	$5.76	$7.72	$16.15	$16.32	$12.23	$11.04	$12.26	$12.26

(a) General and administrative expenses for the quarter ended September 30, 2010 included costs of $5.6 million related to a legal settlement recorded in that period.
(b) See Note P, “Income Taxes.”

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all irregularities. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any control system reflects the fact that there are limited resources, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or irregularities will not occur or that all control issues and instances of irregularity, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to human error or mistake. Additionally, controls can be circumvented by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, with a copy of our Code of Business Conduct and Ethics upon written request to Avid, 75 Network Drive, Burlington, MA 01803, Attention:  Corporate Secretary.  Our Code of Business Conduct and Ethics is also available in the Investor Relations section of our website at www.avid.com. If we were to amend or waive any provision of our Code of Business Conduct and Ethics applicable to any of our principal executive officers, our principal financial officer, our principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.

The remainder of the response to this item is contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, under the captions “Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees” and “Director Nomination Process,” all of which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is contained in our 2012 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2012 Proxy Statement under the caption “Equity Compensation Plan Information” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is contained in our 2012 Proxy Statement under the captions “Board Committees” and “Related Person Transaction Policy” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in our 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Management’s Report on Internal Control Over Financial Reporting
-  Reports of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
-  Consolidated Balance Sheets as of December 31, 2011 and 2010
-  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009
-  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Gary G. Greenfield
Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary G. Greenfield	By:	/s/ Ken Sexton	By:	/s/ Jason Burke
	Gary G. Greenfield Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)		Jason Burke Vice President of Finance (Principal Accounting Officer)

Date:	February 29, 2012	Date:	February 29, 2012	Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary G. Greenfield
Gary G. Greenfield	Director	February 29, 2012

/s/ Robert M. Bakish
Robert M. Bakish	Director	February 29, 2012

/s/ George H. Billings
George H. Billings	Director	February 29, 2012

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	February 29, 2012

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	February 29, 2012

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Director	February 29, 2012

/s/ Youngme E. Moon
Youngme E. Moon	Director	February 29, 2012

/s/ David B. Mullen
David B. Mullen	Director	February 29, 2012

AVID TECHNOLOGY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010 and 2009
(in thousands)

		Additions (Deductions)
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		(Deductions) Recoveries Against Allowance		Balance at end of period
Allowance for doubtful accounts
December 31, 2011	$3,051	$1,790		—		$(2,499)	(a)	$2,342
December 31, 2010	3,219	489		—		(657)	(a)	3,051
December 31, 2009	3,504	1,359		—		(1,644)	(a)	3,219

Sales returns and allowances
December 31, 2011	$14,098	—		$28,197	(b)	$(28,652)	(c)	$13,643
December 31, 2010	13,128	—		22,968	(b)	(21,998)	(c)	14,098
December 31, 2009	19,678	—		21,232	(b)	(27,782)	(c)	13,128

Allowance for transactions with recourse
December 31, 2011	$459	$(229)	(d)	$(229)	(d)(e)	$93	(f)	$94
December 31, 2010	1,256	(295)	(d)	(299)	(d)(e)	(203)	(g)	459
December 31, 2009	784	571		571	(e)	(670)	(g)	1,256

Deferred tax asset valuation allowance
December 31, 2011	$217,897	$(1,830)	(i)	$—	(h)	$(750)	(j)	$215,317
December 31, 2010	207,209	11,025		(337)	(h)	—		217,897
December 31, 2009	203,473	967		2,769	(h)	—		207,209

(a)	Amount represents write-offs, net of recoveries and foreign exchange gains (losses).

(b)	Provisions for sales returns and volume rebates are charged directly against revenues.

(c)	Amount represents credits for returns, volume rebates and promotions.

(d)
During 2011 and 2010, bad debt expenses related to transactions with recourse were in a credit position due to decreased bad debt requirements on lower receivables balances resulting from the termination of the Company’s leasing program.

(e)	A portion of the provision for transactions with recourse is charged directly against revenues.

(f)	Amount represents recoveries, net of defaults.

(g)	Amount represents defaults, net of recoveries.

(h)
Amount represents adjustments to the valuation allowance recorded in purchase accounting related to acquired deferred tax assets and liabilities, net operating losses and tax credits, or other miscellaneous items.

(i)
Amount represents a decrease of $14.8 million related to uncertain tax positions recorded in the Company's U.S. tax loss carryforwards, expiration of tax credits and stock compensation expense for which the company will not receive a tax deduction due to cancellation of the options, an increase of $7.9 million related to current year US tax loss carryforwards and credits, and an increase of $5.1 million related to foreign tax loss carryforwards and credits.

(j)	Amount represents the release of the valuation allowance as a result of the December 2011 tax law change in the Netherlands.

F-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
10.1
Credit Agreement by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
			8-K	October 7, 2010	000-21174
10.2
Amendment #1 to Credit Agreement dated August 16, 2011 by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
			10-Q	November 10, 2011	000-21174
10.3	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.4	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
10.5	Northwest Park Lease dated as of November 20, 2009 between Avid Technology, Inc. and N.W. Building 28 Trust (for premises at 10 North Avenue, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.6	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.7	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.8	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.9	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.10	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.11	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.12	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.13	Midiman, Inc. 2002 Stock Option/Stock Issuance Plan		10-Q	November 9, 2004	000-21174
#10.14	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.15	Rules of the Sibelius Software Limited Enterprise Management Incentive Scheme		10-K	March 1, 2007	000-21174

#10.16	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.17	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.18	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.19	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.20	Form of Restricted Stock Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.22	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.23	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	8-K	July 8, 2008	000-21174
#10.24	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.25	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)	8-K	February 21, 2007	000-21174
#10.26	2011 Executive Bonus Plan	10-Q	August 9, 2011	000-21174
#10.27	Amended and Restated Executive Employment Agreement dated March 14, 2011 between the Registrant and Gary G. Greenfield	10-K	March 14, 2011	000-21174
#10.28	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield	8-K	December 19, 2007	000-21174
#10.29	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield	8-K	December 19, 2007	000-21174
#10.30	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kenneth A. Sexton	10-K	March 14, 2011	000-21174
#10.31	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton	8-K	January 28, 2008	000-21174
#10.32	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton	8-K	January 28, 2008	000-21174
#10.33	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kirk E. Arnold	10-K	March 14, 2011	000-21174
#10.34	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan	10-K	March 14, 2011	000-21174

#10.35	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Ronald S. Greenberg		10-K	March 14, 2011	000-21174
#10.36	Letter Agreement between the Registrant and Ronald S. Greenberg dated September 15, 2011		10-Q	November 10, 2011	000-21174
#10.37	Form of Executive Officer Employment Letter as of January 1, 2012	X
#10.38	Form of Executive Officer Employment Agreement as of January 1, 2011		10-K	March 14, 2011	000-21174
#10.39	Form of Amended and Restated Employment Agreement used prior to January 1, 2011		10-K	March 14, 2011	000-21174
#10.40	2012 Executive Bonus Plan		8-K	February 28, 2012	000-21174
21	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**100.INS	XBRL Instance Document
**100.SCH	XBRL Taxonomy Extension Schema Document
**100.CAL	XBRL Taxonomy Calculation Linkbase Document
**100.DEF	XBRL Taxonomy Definition Linkbase Document
**100.LAB	XBRL Taxonomy Label Linkbase Document
**100.PRE	XBRL Taxonomy Presentation Linkbase Document
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**
XBRL Interactive Data Files will be filed by amendment to this annual report on Form 10-K within 30 days of the filing date of this annual report on Form 10-K, as permitted by Rule 405(a)(2) of Regulation S-T.