Form 10-K/A
period 2011-12-31
AVID TECHNOLOGY, INC.
filed 2012-03-27
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A

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

EXPLANATORY NOTE

This amendment No. 1 to the Annual Report on Form 10-K of Avid Technology, Inc. (the "Company"), amends the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "Original Filing"), which was filed with the Securities and Exchange Commission on February 29, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

Exhibit 101 includes information about the Company's Extensible Business Reporting Language, or XBRL, including:

•	101.INS XBRL Instance Document;
•	101.SCH XBRL Taxonomy Extension Schema Document;
•	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;
•	101.DEF XBRL Taxonomy Extension Definition Linkbase Document;
•	101.LAB XBRL Taxonomy Extension Label Linkbase Document; and
•	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document;
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

Date: March 27, 2012	By:	/s/ Ken Sexton
Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document;
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
* Filed herewith