Form 10-Q
period 2012-03-31
AVID TECHNOLOGY, INC.
filed 2012-05-10
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the registrant’s Common Stock as of May 7, 2012 was 38,723,542.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this quarterly report that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “confidence,” “may,” “plan,” “feel,” “should,” “will” and “would,” or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those expressed or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and as referenced in Part II - Item 1A of this report. In addition, the forward-looking statements contained in this quarterly report represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2012	2011 (Revised)
Net revenues:
Products	$119,938	$136,765
Services	32,201	28,988
Total net revenues	152,139	165,753

Cost of revenues:
Products	61,208	63,867
Services	12,717	14,054
Amortization of intangible assets	650	666
Total cost of revenues	74,575	78,587
Gross profit	77,564	87,166

Operating expenses:
Research and development	27,482	29,973
Marketing and selling	45,927	45,050
General and administrative	14,638	15,000
Amortization of intangible assets	1,611	2,145
Restructuring costs (recoveries), net	168	(1,476)
Total operating expenses	89,826	90,692

Operating loss	(12,262)	(3,526)

Interest income	129	59
Interest expense	(343)	(422)
Other income (expense), net	20	63
Loss before income taxes	(12,456)	(3,826)
Provision for income taxes, net	521	957
Net loss	$(12,977)	$(4,783)

Net loss per common share – basic and diluted	$(0.34)	$(0.13)

Weighted-average common shares outstanding – basic and diluted	38,662	38,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2012	2011 (Revised)
Net loss	$(12,977)	$(4,783)

Other comprehensive income:
Foreign currency translation adjustments, net of taxes	2,425	5,376

Comprehensive (loss) income	$(10,552)	$593

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

		(Revised)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$49,681	$32,855
Accounts receivable, net of allowances of $15,859 and $15,985 at March 31, 2012 and December 31, 2011, respectively	87,506	104,305
Inventories	103,666	111,397
Deferred tax assets, net	1,482	1,480
Prepaid expenses	9,902	7,652
Other current assets	13,279	14,405
Total current assets	265,516	272,094
Property and equipment, net	52,213	53,487
Intangible assets, net	16,387	18,524
Goodwill	246,884	246,592
Other assets	9,526	11,568
Total assets	$590,526	$602,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,188	$42,533
Accrued compensation and benefits	22,873	31,750
Accrued expenses and other current liabilities	32,503	35,109
Income taxes payable	8,254	8,951
Deferred revenues	57,908	45,768
Total current liabilities	158,726	164,111
Long-term liabilities	29,121	27,885
Total liabilities	187,847	191,996

Contingencies (Note 10)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,021,880	1,019,200
Accumulated deficit	(547,575)	(532,478)
Treasury stock at cost, net of reissuances	(79,899)	(82,301)
Accumulated other comprehensive income	7,850	5,425
Total stockholders’ equity	402,679	410,269
Total liabilities and stockholders’ equity	$590,526	$602,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2012	2011 (Revised)
Cash flows from operating activities:
Net loss	$(12,977)	$(4,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,574	7,892
(Recovery from) provision for doubtful accounts	(77)	144
Non-cash provision for restructuring	—	125
Gain on disposal of fixed assets	(2)	(5)
Compensation expense from stock grants and options	3,133	4,133
Non-cash interest expense	73	80
Unrealized foreign currency transaction losses	2,298	3,785
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	372	—
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	16,857	5,280
Inventories	7,731	(16,876)
Prepaid expenses and other current assets	(975)	(1,699)
Accounts payable	(5,376)	107
Accrued expenses, compensation and benefits and other liabilities	(12,338)	(15,242)
Income taxes payable	(766)	(541)
Deferred revenues	13,431	11,544
Net cash provided by (used in) operating activities	18,958	(6,056)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,588)	(3,545)
Decrease (increase) in other long-term assets	1,318	(617)
Net cash used in investing activities	(2,270)	(4,162)

Cash flows from financing activities:
(Payments related to) proceeds from the issuance of common stock under employee stock plans, net	(172)	127
Proceeds from revolving credit facilities	1,000	8,000
Payments on revolving credit facilities	(1,000)	(8,000)
Net cash (used in) provided by financing activities	(172)	127

Effect of exchange rate changes on cash and cash equivalents	310	529
Net increase (decrease) in cash and cash equivalents	16,826	(9,562)
Cash and cash equivalents at beginning of period	32,855	42,782
Cash and cash equivalents at end of period	$49,681	$33,220

Supplemental information:
Cash paid for income taxes, net of refunds	$785	$2,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2011 was derived from the Company's audited consolidated financial statements and revised for errors as described below, but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements for, and as of, the year ended December 31, 2011 in its 2011 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

The Company's preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, fair value measurements and income tax asset valuation allowances. Actual results could differ from the Company's estimates.

The Company evaluated subsequent events through the date of issuance of these financial statements and, except as disclosed in the “Revised Prior Period Amounts” section below and Note 15, no other recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

Revised Prior Period Amounts

While preparing its financial statements for the three months ended March 31, 2012, the Company identified and corrected certain errors related to the accounting for an intercompany note made between two of its international subsidiaries that occurred in the fourth quarter of 2007. The Company determined that it should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, the Company had understated the provision for income taxes in 2007 and income taxes payable reported on its balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, the Company is subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.1 million ($0.7 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at March 31, 2012 and December 31, 2011, respectively. The Company expects to recover the $3.8 million of withholding taxes in a subsequent period as the amount is refundable, if and when, the intercompany note is repaid. In addition, upon repayment of the intercompany note, the Company would request a refund from the taxing authority for any penalties paid under a voluntary compliance approach, although there can be no assurance that a refund of the penalties will be obtained.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors and other previously unrecorded immaterial errors had been recorded in the three months ended March 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, the Company has revised in this filing previously reported financial information for each quarter of 2011 and for the years ended December 31, 2011 and 2010. In addition to correcting these withholding tax errors, the Company recorded other adjustments to prior period amounts to correct other previously unrecorded immaterial errors. Also, in accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933.

The Condensed Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the three months ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 have been revised herein to reflect the effect of the withholding tax errors described above and the other immaterial errors. Revised Condensed Consolidated Statements of Operations for those periods have been presented herein.

The Condensed Consolidated Balance Sheets at December 31, 2011 and 2010 have been revised to reflect the cumulative effect of the errors described above and other immaterial errors. These revisions to the Condensed Consolidated Balance Sheet resulted in increases in accumulated deficit of $7.9 million, $8.2 million, and $6.3 million, respectively, at December 31, 2011, 2010 and 2009. Revised Condensed Consolidated Balance Sheets for December 31, 2011 and 2010 have been presented herein.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Condensed Consolidated Balance Sheets
At December 31, 2011 and 2010
(in thousands except per share date, unaudited)

	December 31, 2011		December 31, 2010
	As Reported	As Revised	As Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$32,855	$32,855	$42,782	$42,782
Accounts receivable	104,305	104,305	101,171	102,631
Inventories	111,833	111,397	108,357	106,785
Deferred tax assets, net	1,480	1,480	1,068	757
Prepaid expenses	7,652	7,652	7,688	7,688
Other current assets	14,509	14,405	15,701	15,701
Total current assets	272,634	272,094	276,767	276,344
Property and equipment, net	53,487	53,487	62,519	62,519
Intangible assets, net	18,524	18,524	29,750	29,750
Goodwill	246,398	246,592	246,997	246,997
Other assets	11,568	11,568	10,538	10,538
Total assets	$602,611	$602,265	$626,571	$626,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,533	$42,533	$47,340	$47,104
Accrued compensation and benefits	31,350	31,750	38,686	38,118
Accrued expenses and other current liabilities	34,174	35,109	40,986	42,059
Income taxes payable	3,898	8,951	4,640	9,823
Deferred revenues	45,768	45,768	43,634	44,173
Total current liabilities	157,723	164,111	175,286	181,277
Long-term liabilities	27,885	27,885	24,675	24,675
Total liabilities	185,608	191,996	199,961	205,952
Stockholders’ equity:
Common stock	423	423	423	423
Additional paid-in capital	1,018,604	1,019,200	1,005,198	1,006,029
Accumulated deficit	(524,530)	(532,478)	(495,254)	(503,485)
Treasury stock at cost, net of reissuances	(82,301)	(82,301)	(91,025)	(91,025)
Accumulated other comprehensive income	4,807	5,425	7,268	8,254
Total stockholders’ equity	417,003	410,269	426,610	420,196
Total liabilities and stockholders’ equity	$602,611	$602,265	$626,571	$626,148

Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2011 and 2010
(in thousands except per share date, unaudited)

	Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010
	As Reported	As Revised	As Reported	As Revised
Net revenues:
Products	$546,371	$545,470	$559,907	$561,123
Services	131,565	131,565	118,615	118,615
Total net revenues	677,936	677,035	678,522	679,738

Cost of revenues: (a)
Products	255,735	254,522	267,985	269,978
Services	62,482	62,482	56,490	56,490
Amortization of intangible assets	2,693	2,693	3,299	3,299
Total cost of revenues	320,910	319,697	327,774	329,767
Gross profit	357,026	357,338	350,748	349,971

Operating expenses:
Research and development	118,108	118,108	120,229	120,445
Marketing and selling	183,865	184,288	177,178	177,111
General and administrative	57,851	56,496	64,345	65,424
Amortization of intangible assets	8,528	8,528	9,743	9,743
Restructuring costs (recoveries), net	8,858	10,163	20,450	18,877
Loss on sale of assets	597	597	(5,029)	(5,029)
Total operating expenses	377,807	378,180	386,916	386,571

Operating loss	(20,781)	(20,842)	(36,168)	(36,600)

Interest income	144	144	173	173
Interest expense	(2,053)	(1,930)	(864)	(987)
Other income (expense), net	(159)	(159)	301	301
Loss before income taxes	(22,849)	(22,787)	(36,558)	(37,113)
Provision for income taxes, net	942	721	396	1,796
Net loss	$(23,791)	$(23,508)	$(36,954)	$(38,909)

Net loss per common share – basic and diluted	$(0.62)	$(0.61)	$(0.98)	$(1.03)

Weighted-average common shares outstanding – basic and diluted	38,435	38,435	37,895	37,895

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011
(in thousands except per share date, unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net revenues:
Products	$137,335	$136,765	$129,190	$129,629	$131,875	$131,608	$147,971	$147,468
Services	28,988	28,988	32,154	32,154	33,090	33,090	37,333	37,333
Total net revenues	166,323	165,753	161,344	161,783	164,965	164,698	185,304	184,801

Cost of revenues:
Products (a)	64,651	63,867	62,964	64,024	60,048	60,063	66,221	66,568
Services (a)	14,387	14,054	15,312	14,706	16,497	15,585	18,137	18,137
Amortization of intangible assets	666	666	685	685	685	685	657	657
Total cost of revenues	79,704	78,587	78,961	79,415	77,230	76,333	85,015	85,362
Gross profit	86,619	87,166	82,383	82,368	87,735	88,365	100,289	99,439

Operating expenses:
Research and development	29,973	29,973	30,453	30,453	28,960	28,960	28,722	28,722
Marketing and selling	44,810	45,050	46,052	45,867	45,411	45,395	47,592	47,976
General and administrative	15,298	15,000	14,920	14,219	13,240	13,518	14,393	13,759
Amortization of intangible assets	2,145	2,145	2,161	2,161	2,159	2,159	2,063	2,063
Restructuring costs (recoveries), net	(2,216)	(1,476)	(163)	162	2,707	2,707	8,530	8,770
Loss on sale of assets	—	—	597	597	—	—	—	—
Total operating expenses	90,010	90,692	94,020	93,459	92,477	92,739	101,300	101,290

Operating loss	(3,391)	(3,526)	(11,637)	(11,091)	(4,742)	(4,374)	(1,011)	(1,851)

Interest income	59	59	9	9	10	10	66	66
Interest expense	(422)	(422)	(717)	(594)	(556)	(556)	(358)	(358)
Other income (expense), net	63	63	(60)	(60)	43	43	(205)	(205)
Loss before income taxes	(3,691)	(3,826)	(12,405)	(11,736)	(5,245)	(4,877)	(1,508)	(2,348)
Provision for (benefit from) income taxes, net	1,426	957	(543)	(590)	2,774	2,672	(2,715)	(2,318)
Net (loss) income	$(5,117)	$(4,783)	$(11,862)	$(11,146)	$(8,019)	$(7,549)	$1,207	$(30)

Net (loss) income per common share – basic	$(0.13)	$(0.13)	$(0.31)	$(0.29)	$(0.21)	$(0.20)	$0.03	$(0.00)
Net (loss) income per common share – diluted	$(0.13)	$(0.13)	$(0.31)	$(0.29)	$(0.21)	$(0.20)	$0.03	$(0.00)

Weighted-average common shares outstanding – basic	38,228	38,228	38,413	38,413	38,511	38,511	38,580	38,580
Weighted-average common shares outstanding – diluted	38,228	38,228	38,413	38,413	38,511	38,511	38,584	38,580

(a)
The “As Reported” products and services cost of revenues amounts do not sum to the annual “As Reported” products and services cost of revenues amounts due to a reclassification made to the financial statements for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity will be required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test will not be required. ASU No. 2011-08 was effective for fiscal years and interim periods beginning after December 15, 2011, and prospective application was required. The Company adopted this ASU on January 1, 2012. Adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and retrospective application was required. The Company adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 and prospective application was required. The Company adopted this ASU on January 1, 2012. Adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

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

	Three Months Ended
	March 31,
	2012	2011
Options	5,644	2,928
Non-vested restricted stock and restricted stock units	617	504
Anti-dilutive potential common shares	6,261	3,432

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth (in thousands) common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period.

	Three Months Ended
	March 31,
	2012	2011
Options	2	329
Non-vested restricted stock and restricted stock units	57	125
Total anti-dilutive common stock equivalents	59	454

3.	FOREIGN CURRENCY FORWARD CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company's statement of operations in the period of change, because they do not meet the criteria of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, to be treated as hedges for accounting purposes. There are two objectives of the Company's foreign currency forward contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company's customers and cash payments expected to be made to the Company's vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At March 31, 2012 and December 31, 2011, the Company had foreign currency forward contracts outstanding with notional values of $64.3 million and $69.1 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company's foreign currency forward contracts at March 31, 2012 and December 31, 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011
Financial assets:
Foreign currency forward contracts	Other current assets	$49	$—

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$452	$1,430

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company's statements of operations during the three months ended March 31, 2012 and 2011 that resulted from the Company's foreign exchange contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net Loss Recorded in Marketing and Selling Expenses
	Three Months Ended March 31,
	2012	2011
Foreign currency forward contracts and revaluation of hedged items, net	$(123)	$(99)

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including certain cash equivalents, marketable securities and foreign-currency forward contracts. At March 31, 2012 and December 31, 2011, all of the Company's financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,627	$1,062	$565	$—
Foreign currency forward contracts	49	—	49	—

Financial Liabilities:
Deferred compensation obligations	$4,079	$1,062	$3,017	$—
Foreign currency forward contracts	452	—	452	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,549	$1,018	$531	$—

Financial Liabilities:
Deferred compensation obligations	$3,920	$1,018	$2,902	$—
Foreign currency forward contracts	1,430	—	1,430	—

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

The fair values of foreign currency forward contracts are classified as level 2 in the fair value hierarchy and are measured at fair value on a recurring basis using an income approach based on observable inputs. The primary inputs used to fair value foreign currency forward contracts are published foreign currency exchange rates as of the date of valuation. See Note 3 for information on the Company's foreign currency forward contracts.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company's fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the year ended March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Three Months Ended March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals	$530	$—	$530	$—	$530

		Fair Value Measurements Using
	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Related Expenses
Liabilities:
Facilities-related restructuring accruals (revised)	$2,593	$—	$2,593	$—	$2,593

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on the Company's current borrowing rate. See Note 12 for further information on the Company's restructuring activities.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$103,365	$120,290
Less:
Allowance for doubtful accounts	(2,231)	(2,342)
Allowance for sales returns and rebates	(13,628)	(13,643)
	$87,506	$104,305

The accounts receivable balances at March 31, 2012 and December 31, 2011 exclude approximately $15.3 million and $10.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due.

6.	INVENTORIES

Inventories consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

		(Revised)
	March 31, 2012	December 31, 2011
Raw materials	$11,458	$11,306
Work in process	478	415
Finished goods	91,730	99,676
	$103,666	$111,397

At March 31, 2012 and December 31, 2011, finished goods inventory included $10.8 million and $7.2 million, respectively, associated with products shipped to customers and deferred labor costs for revenue arrangements that have not yet been recognized.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Computer and video equipment and software	$135,414	$132,022
Manufacturing tooling and testbeds	6,458	6,407
Office equipment	4,717	4,709
Furniture, fixtures and other	11,829	11,819
Leasehold improvements	35,132	34,786
	193,550	189,743
Less accumulated depreciation and amortization	141,337	136,256
	$52,213	$53,487

8.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company's acquisitions consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

		(Revised)
	March 31, 2012	December 31, 2011
Goodwill acquired (a)	$418,784	$418,492
Accumulated impairment losses	(171,900)	(171,900)
Goodwill (a)	$246,884	$246,592

(a)	The March 31, 2012 gross and net goodwill amounts include total foreign currency translation increases of approximately $0.3 million from the December 31, 2011 amounts.

The Company performs a goodwill impairment analysis annually in the fourth quarter of each year, or whenever events and circumstances occur that indicate that the recorded goodwill may be impaired, in accordance with ASC Subtopic 350-20, Intangibles - Goodwill and Others - Goodwill, a two-step process is used to test for goodwill impairment. The first step determines if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Upon an indication of impairment from the first step, a second step is performed to determine if goodwill impairment exists.

At September 30, 2011, as a result of a decline in the Company's stock price since its fourth quarter 2010 goodwill impairment testing, lower than expected year-to-date 2011 revenues and operating results, and a reduction in forecasted 2011 results, the Company performed an interim step one goodwill impairment test. The interim step one test at September 30, 2011 indicated that the estimated fair value of the Company's single reporting unit (approximately $530 million) exceeded its carrying value of $414.9 million by approximately 28%. Therefore, no goodwill impairment existed at September 30, 2011, and the Company was not required to perform step two. In connection with its interim goodwill step one impairment test at September 30, 2011, the Company weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to September 30, 2011 ($8.73 per share). If the Company had used the closing stock price of its common stock on September 30, 2011 ($7.74 per share) in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting would have exceeded its carrying value by approximately 20% at September 30, 2011. The Company's market capitalization based on the closing stock price at September 30, 2011 was approximately $298.3 million, compared to the carrying value of the Company's single reporting unit of $414.9 million. This implied a control premium of approximately 39%.

The Company's annual goodwill analyses performed in the fourth quarter of 2011 indicated there was no goodwill impairment at December 31, 2011. The step one test at December 31, 2011 indicated that the estimated fair value of the Company's single reporting unit (approximately $506 million) exceeded its carrying value of $417.0 million by approximately 21%. Therefore, no goodwill impairment existed at December 31, 2011, and the Company was not required to perform step two. In connection with its annual goodwill step one impairment test at December 31, 2011, the Company weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to December 31, 2011 ($8.04 per share). If the Company used the closing stock price of its common stock on December 31, 2011 ($8.53 per share), the last trading day in 2011, in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting would have exceeded its carrying value by approximately 26%. The Company's market capitalization based on the closing stock price at December 31, 2011 was approximately $329.3 million, compared to the carrying value of the Company's single reporting unit of $417.0 million. This implied a control premium of approximately 27%.

There were no indicators of goodwill impairment at March 31, 2012.

Acquisition-Related Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company's acquisitions consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net
Completed technologies and patents	$74,805	$(71,290)	$3,515	$74,624	$(70,536)	$4,088
Customer relationships	68,320	(55,819)	12,501	68,226	(54,396)	13,830
Trade names	14,772	(14,707)	65	14,763	(14,577)	186
License agreements	560	(560)	—	560	(560)	—
Non-compete covenants	1,401	(1,095)	306	1,368	(948)	420
	$159,858	$(143,471)	$16,387	$159,541	$(141,017)	$18,524

(a)	The March 31, 2012 net amounts include total foreign currency translation increases of approximately $0.1 million from the December 31, 2011 amounts.

Amortization expense related to all intangible assets in the aggregate was $2.3 million and $2.8 million, respectively, for the three months ended March 31, 2012 and 2011. The Company expects amortization of these intangible assets to be approximately $5 million for the remainder of 2012, $5 million in 2013, $2 million in 2014, $2 million in 2015 and $2 million in 2016.

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

Capitalized Software Development Costs

In accordance with ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, the Company is required to capitalize certain costs of internally developed or externally purchased software. Capitalized software costs included in “other assets” consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Capitalized software costs	$6,906	$(5,047)	$1,859	$6,876	$(4,730)	$2,146

Capitalized software development costs amortized to cost of product revenues were $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2012 and 2011. The Company expects amortization of capitalized software costs to be approximately $1 million for the remainder of 2012 and $1 million thereafter.

9.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Long-term deferred tax liabilities, net	$1,779	$1,754
Long-term deferred revenue	10,670	9,378
Long-term deferred rent	10,741	10,666
Long-term accrued restructuring	2,914	3,185
Long-term deferred compensation	3,017	2,902
	$29,121	$27,885

10.	CONTINGENCIES

At March 31, 2012, the Company was subject to various litigation claiming patent infringement by the Company.  If any infringement is determined to exist, the Company may seek licenses or settlements. At this time, the Company believes that a loss is neither probable nor remote, and based on the information currently available regarding these legal proceedings, the Company is unable to determine an estimate, or range of estimates, of potential losses.

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

The Company's Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company's stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company's consolidated balance sheets at March 31, 2012 and December 31, 2011. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company's financial position or results of operations.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company's Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2012, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At March 31, 2012, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, at March 31, 2012, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At March 31, 2012, the Company was not in default of this lease.

The Company also has additional letters of credit totaling approximately $3.7 million that support its ongoing operations. These letters of credit have various terms and expire during 2012 and 2013. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware and software. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. For software, the Company records an accrual for the costs of providing bug fixes. The warranty period for all of the Company's products is generally 90 days to one year, but can extend up to five years depending on the manufacturer's warranty or local law.

The following table sets forth the activity in the warranty accrual account for the three months ended ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011 (Revised)
Accrual balance at beginning of year (revised)	$5,960	$5,894
Accruals for product warranties	3,108	2,388
Costs of warranty claims	(2,943)	(2,637)
Accrual balance at end of period	$6,125	$5,645

11.	STOCKHOLDERS' EQUITY

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company's common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. Current option grants become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Time-based restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company's Amended and Restated 2005 Stock Incentive Plan, which is the only plan the Company currently makes grants from, totaled 2,356,459 at March 31, 2012, including 144,864 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,367,145	$20.01
Granted (a)	1,081,700	$11.57
Exercised	(1,121)	$9.55
Forfeited or canceled	(264,033)	$20.39
Options outstanding at March 31, 2012 (b)	6,183,691	$18.52	4.80	$323
Options vested at March 31, 2012 or expected to vest	5,320,651	$18.57	4.77	$270
Options exercisable at March 31, 2012	1,936,210	$20.93	3.78	$55

(a)
Options granted during the three months ended March 31, 2012 included 47,500 options that had vesting based on performance conditions and 15,000 options that had vesting based on either market conditions or a combination of performance or market conditions.

(b)	Options outstanding at March 31, 2012 included 1,716,155 options that had vesting based on either performance conditions, or market conditions or a combination of performance or market conditions.

The following table sets forth the valuation weighted-average key assumptions and fair value results for stock options granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.89%	2.29%
Expected volatility	53.8%	41.6%
Expected life (in years)	4.55	4.77
Weighted-average fair value of options granted (per share)	$5.15	$7.58

During the three months ended March 31, 2012, there were no material proceeds from option exercises. During the three months ended March 31, 2011, the aggregate intrinsic value of stock options exercised was approximately $0.6 million and the cash received from the exercise of stock options totaled $1.0 million. The Company did not realize any actual tax benefit from tax deductions for stock option exercises during the three months ended March 31, 2012 or 2011 due to the full valuation allowance on the Company's U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the three months ended March 31, 2012 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2011	822,033	$19.45
Granted (a)	287,500	$11.70
Vested	(119,773)	$22.99
Forfeited	(3,856)	$19.26
Non-vested at March 31, 2012 (b)	985,904	$16.76	2.21	$10,835
Expected to vest	786,946	$16.90	2.09	$8,649

(a)	Restricted stock units granted during the three months ended March 31, 2012 included 143,750 units that had vesting based on performance conditions.

(b)
Non-vested restricted stock units at March 31, 2012 included 582,250 units that had vesting based on either performance conditions, or market conditions or a combination of performance or market conditions.

The following table sets forth the valuation weighted-average key assumptions for restricted stock units with vesting based on market conditions or a combination of performance or market conditions granted during the three months ended March 31, 2011. No restricted stock units with vesting based on market conditions or a combination of performance or market conditions were granted during the three months ended March 31, 2012 .

Three Months Ended March 31, 2011
Expected dividend yield	0.00%
Risk-free interest rate	4.11%
Expected volatility	41.4%
Expected life (in years)	3.00

The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2011 was $22.16. The total fair value of restricted stock units vested during the three months ended March 31, 2012 and 2011 was $1.3 million and $3.3 million, respectively.

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

The following table sets forth the valuation weighted-average key assumptions and fair value results for shares issued under the ESPP for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.06%	0.15%
Expected volatility	54.5%	40.0%
Expected life (in years)	0.24	0.24
Weighted-average fair value of shares issued (per share)	$1.64	$2.73

The following table sets forth the quantities and average prices of shares issued under the ESPP for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Shares issued under the ESPP	32,841	20,766
Average price of shares issued	$8.24	$14.15

A total of 579,666 shares remained available for issuance under the ESPP at March 31, 2012.

Stock-Based Compensation Expense

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At March 31, 2012, the Company's annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management awards and and 10% for awards to all other employees.

Stock-based compensation was included in the following captions in the Company's consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011 (Revised)
Cost of products revenues	$94	$139
Cost of services revenues	157	268
Research and development expenses	306	472
Marketing and selling expenses	1,261	1,218
General and administrative expenses	1,315	2,036
	$3,133	$4,133

At March 31, 2012, there was approximately $27 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans.

12.	RESTRUCTURING COSTS AND ACCRUALS

2011 Restructuring Plan

In October 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of the Company's facility in Irwindale, CA. During 2011, the Company recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended March 31, 2012, the Company recorded restructuring recoveries of approximately $0.4 million for reductions of the estimated severance obligations. Under the 2011 Plan, the Company expects to incur total expenses related to termination benefits and facility costs of $9 million to $10 million, most of which represents cash expenditures. The Company expects to complete all actions under the 2011 Plan prior to June 30, 2012.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, the Company recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, the Company revised its previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million for the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, the Company also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended March 31, 2012, the Company recorded additional facilities restructuring charges of approximately $0.1 million for revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, the Company also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges of $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the three months ended March 31, 2012, the Company recorded additional facilities restructuring charges of approximately $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”) that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, the Company recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for the closure of facilities, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the three months ended March 31, 2012, the Company recorded restructuring charges of $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

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

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2012 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2011 (revised)	$4,422	$6,445	$—	$470	$11,337
Revisions of estimated liabilities	(362)	360	—	170	168
Accretion	—	50	—	—	50
Cash payments for employee-related charges	(2,826)	—	—	—	(2,826)
Cash payments for facilities, net of sublease income	—	(1,024)	—	(109)	(1,133)
Foreign exchange impact on ending balance	35	26	—	—	61
Accrual balance at March 31, 2012	$1,269	$5,857	$—	$531	$7,657

The employee-related accruals at March 31, 2012 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet at March 31, 2012.

The facilities-related accruals at March 31, 2012 represent estimated losses, net of subleases, on space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.5 million is included in the caption “accrued expenses and other current liabilities” and $2.9 million is included in the caption “long-term liabilities” in the Company's consolidated balance sheet at March 31, 2012.

13.	SEGMENT INFORMATION

The Company's evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company's chief executive officer, chief operating officer and chief financial officer, has determined that since January 1, 2010 the Company has one reportable segment. The following table is a summary of the Company's revenues by type for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011 (Revised)
Video product revenues	$53,422	$67,084
Audio product revenues	66,516	69,681
	119,938	136,765
Services revenues	32,201	28,988
Total net revenues	$152,139	$165,753

The following table sets forth the Company's revenues by country for the three months ended March 31, 2012 and 2011 (in thousands). The categorization of revenues is based on the country in which the end user customer resides.

	Three Months Ended March 31,
	2012	2011 (Revised)
Revenues:
United States	$60,573	$65,469
Other countries	91,566	100,284
Total revenues	$152,139	$165,753

The following table sets forth the Company's revenues by geographic region for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011 (Revised)
Revenues:
Americas	$73,490	$79,219
Europe, Middle East and Africa	55,520	64,560
Asia-Pacific	23,129	21,974
Total revenues	$152,139	$165,753

14.	CREDIT AGREEMENT

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

The Company incurs certain loan fees and costs associated with its credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At March 31, 2012, the balance of the Company's deferred borrowing costs was $0.7 million, which is net of accumulated amortization costs of $0.4 million.

During the three months ended March 31, 2012, Avid Technology borrowed and repaid $1.0 million under the credit line. At March 31, 2012, the Borrowers had no outstanding borrowings under the credit facilities. At March 31, 2012, Avid Technology and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $2.1 million, respectively, and available borrowings under the credit facilities of approximately $30.9 million and $15.1 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant. At March 31, 2012, the Borrowers were in compliance with all covenants under the credit facilities. The Borrowers may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during 2012 as may be required to meet the funding needs of the business.

15. SUBSEQUENT EVENT

Subsequent to March 31, 2012 and prior to the filing of these financial statements, the Company received a proposal from a foreign tax authority regarding an in-process tax inquiry. The Company is currently evaluating the proposal.  If the proposal is accepted, the Company would receive previously recorded tax refund claims of approximately $3.0 million, and the Company would also agree to convert a previously recorded tax refund claim of approximately $1.5 million into a tax loss carryforward. The tax loss carryforward could be carried forward indefinitely and used to offset future taxable income. However, due to the fact that the Company could not conclude that it is more likely than not that the tax loss carryforward would be recoverable, the Company would be required to record a tax provision and related valuation allowance of approximately $1.5 million. In accordance with ASC Topic 740, Income Taxes, recognition and measurement of uncertain tax positions should be based on information available at the reporting date. Accordingly, if the proposal is accepted, the $1.5 million tax provision and related valuation allowance would be recorded subsequent to March 31, 2012.

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

Revisions to Prior Period Amounts

While preparing our financial statements for the three months ended March 31, 2012, we identified and corrected certain errors related to the accounting for an intercompany note made between two of our international subsidiaries that occurred in the fourth quarter of 2007. We determined that we should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, we had understated the provision for income taxes in 2007 and income taxes payable reported on our balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, we are subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.1 million ($0.7 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at March 31, 2012 and December 31, 2011, respectively. We expect to recover the $3.8 million of withholding taxes in a subsequent period as the amount is refundable, if and when, the intercompany note is repaid. In addition, upon repayment of the intercompany note, we would request a refund from the taxing authority for any penalties paid under a voluntary compliance approach, although there can be no assurance that a refund of the penalties will be obtained.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), we evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors and other previously unrecorded immaterial errors had been recorded in the three months ended March 31, 2012, we believe the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, we have revised in this filing previously reported financial information for each quarter of 2011 and for the years ended December 31, 2011 and 2010. In addition to correcting these withholding tax errors, we recorded other adjustments to prior period amounts to correct other previously unrecorded immaterial errors. Also, in accordance with SAB 108, we will include this revised financial information when we file subsequent reports on Form 10-Q and Form 10-K or file a registration statement under the Securities Act of 1933.

The Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 has been revised to reflect the effect of the withholding tax errors described above and the other immaterial errors and is presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in Item 1 for additional information on these revisions.

The Condensed Consolidated Balance Sheets at December 31, 2011 and 2010 have been revised to reflect the cumulative effect of the errors described above and other immaterial errors and are presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in Item 1 for additional information on these revisions.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011 (Revised)
Net revenues:
Product revenues	78.8%	82.5%
Services revenues	21.2%	17.5%
Total net revenues	100.0%	100.0%
Cost of revenues	49.0%	47.4%
Gross margin	51.0%	52.6%
Operating expenses:
Research and development	18.1%	18.1%
Marketing and selling	30.2%	27.2%
General and administrative	9.6%	9.0%
Amortization of intangible assets	1.1%	1.3%
Restructuring costs (recoveries), net	0.1%	(0.9)%
Total operating expenses	59.1%	54.7%
Operating loss	(8.1)%	(2.1)%
Interest and other income (expense), net	(0.1)%	(0.2)%
Loss before income taxes	(8.2)%	(2.3)%
Provision for income taxes, net	0.3%	0.6%
Net loss	(8.5)%	(2.9)%

Total net revenues for the three-month period ended March 31, 2012 were $152.1 million, a decrease of $13.6 million compared to the same period in 2011, with revenues from products decreasing by 12.3% and services revenues increasing by 11.1%. During the three months ended March 31, 2012, compared to the same period in 2011, video products revenues and audio products revenues decreased by $13.7 million and $3.2 million, respectively, while services revenues increased $3.2 million. The decreases in products revenues were largely driven by weakness in sales of our consumer products to creative enthusiast customers, the timing of new product introductions and product transitions. The increase in our services revenues was primarily the result of increased maintenance revenues, driven by new maintenance contracts and strong contract renewal rates. During 2011, we began to include maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011 (Revised)
Americas	48%	48%
Europe, Middle East and Africa	37%	39%
Asia-Pacific	15%	13%

Our gross margin percentage for the three-month period ended March 31, 2012 decreased to 51.0%, compared to 52.6% for the same period in 2011. This change was driven by a decrease in products gross margin percentage to 49.0% in 2012, compared to 53.3% in 2011, partially offset by an increase in services gross margin percentage to 60.5% in 2012, compared to 51.5% in 2011. The decrease in our products gross margin percentage for the three-month period ended March 31, 2012, compared to the same period in 2011, was largely driven by the decrease in our products revenues on relatively fixed costs for manufacturing and logistics, a shift in product mix weighted toward some lower margin products and the initiation of incentive promotions to sell certain of our older products that are at end of life or transitioning to new versions. The increase in our services gross margin percentage for the three-month period ended March 31, 2012, compared to the same period in 2011, was largely driven by the increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training.

For the three-month period ended March 31, 2012, we incurred a net loss of $13.0 million, compared to a net loss of $4.8 million for the same period in 2011. The increase in net loss was largely a result of our decreased revenues during the 2012 period. The net loss for the 2012 period included charges of $2.3 million for acquisition-related intangible asset amortization; restructuring costs of $0.2 million; and acquisition and other costs of $0.2 million. The net loss for the 2011 period included $2.8 million for acquisition-related intangible asset amortization, partially offset by restructuring recoveries of $1.5 million.

During October 2011, we committed to a restructuring plan, the 2011 Plan, intended to improve operational efficiencies. Actions under the 2011 Plan included a reduction in force of approximately 190 employees and the closure of our facility in Irwindale, CA. These actions were intended to allow us to continue to invest in our core businesses, as well as shift some resources into areas of the business that we believe offer us better revenue growth potential. Under the 2011 Plan, we expect to incur total expenses related to termination benefits and facility costs of $9 million to $10 million. During 2011, we recorded restructuring charges of $9.1 million related to severance costs and $0.5 million related to the Irwindale closure. During the three months ended March 31, 2012, we recorded restructuring recoveries of approximately $0.4 million for reductions of the estimated severance obligations. As a result of the actions taken under the plan, we expect to realize annualized cost savings of between $25 million and $27 million, some of which may be reinvested in the business.

At March 31, 2012, our cash balance was $49.7 million, an increase of $16.8 million from December 31, 201l, and we had no borrowings against our lines of credit. We continue to see improvement in our inventory balances and, at March 31, 2012, our days sales outstanding in accounts receivable was 52 days, which is consistent with historical levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and intangible assets; divestitures; and income tax assets and liabilities. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. Our critical accounting policies may be found in our 2011Annual Report on Form 10-K in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts. We expect to have flat or modest revenue growth in 2012, compared to 2011.

Net Revenues for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Revised)
Video products revenues	$53,422	$(13,662)	(20.4)%	$67,084
Audio products revenues	66,516	(3,165)	(4.5)%	69,681
Products revenues	119,938	(16,827)	(12.3)%	136,765
Services revenues	32,201	3,213	11.1%	28,988
Total net revenues	$152,139	$(13,614)	(8.2)%	$165,753

Video Products Revenues

The $13.7 million, or 20.4%, decrease in our video products revenues for the three-month period ended March 31, 2012, compared to the same period in 2011, was the result of decreased revenues from our professional video-editing solutions and our consumer video-editing products, partially offset by increased revenues from our storage and workflow solutions. Our professional video-editing solutions unit sales increased by more than 35%, but revenues decreased as a result of an overall shift from hardware-based to software-only solutions that have significantly lower unit prices. The 2011 period benefited from successful video-editing hardware upgrade promotions. The decrease in our consumer video-editing revenues was due to lower unit sales, as a result of weakness in the consumer video-editing market in the 2012 period and the timing of new product introductions. Video products revenues decreased in Europe and the Americas and increased in the Asia-Pacific region during the three-month period ended March 31, 2012, compared to the same period in 2011.

Audio Products Revenues

The $3.2 million, or 4.5%, decrease in our audio products revenues for the three-month period ended March 31, 2012, compared to the same period in 2011, was largely the result of decreased revenues from our audio consumer products, partially offset by increased revenues from our Pro Tools HD solutions and live-sound systems. We believe the decrease in revenues from our audio consumer products, which include speakers, MIDI controllers and several of our recording and I/O product lines, was the result of weakness in certain audio consumer markets in the 2012 period and product transitions. During the the first three months of 2012, we experienced strong demand for our high-end Pro Tools HD solutions and the associated HDX hardware introduced in the fourth quarter of 2011. Revenues from live-sound systems continued to be strong on increased volumes. Audio products revenues decreased in Europe and the Americas and increased in the Asia-Pacific region during the three-month period ended March 31, 2012, compared to the same period in 2011.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The $3.2 million, or 11.1% increase in services revenues for three-month period ended March 31, 2012, compared to the same period in 2011, was primarily the result of increased maintenance revenues, driven by new maintenance contracts and strong contract renewal rates. During 2011, we began to include maintenance contracts with certain product sales. While this has had a positive effect on our current maintenance revenues, the effect on future maintenance revenues will depend on the level of renewal rates on these contracts. Services revenues increased in all regions during the three-month period ended March 31, 2012, compared to the same period in 2011.

COST OF REVENUES, GROSS PROFIT AND GROSS MARGIN PERCENTAGE

Cost of revenues consists primarily of costs associated with:

•	the procurement of components and finished goods;

•	the assembly, testing and distribution of finished products;

•	warehousing;

•	customer support costs related to maintenance contract revenues and other services;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions and is described further in the Amortization of Intangible Assets section below.

Costs of Revenues for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Revised)
Cost of products revenues	$61,208	$(2,659)	(4.2)%	$63,867
Cost of services revenues	12,717	(1,337)	(9.5)%	14,054
Amortization of intangible assets	650	(16)	(2.4)%	666
Total cost of revenues	74,575	(4,012)	(5.1)%	78,587

Gross profit	$77,564	$(9,602)	(11.0)%	$87,166

Gross Margin Percentage

Gross margin percentage fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations. We expect our gross margins to improve modestly during the remainder of 2012.

Gross Margin % for the Three Months Ended March 31, 2012 and 2011
	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Revised)
Products	49.0%	(4.3)%	53.3%
Services	60.5%	9.0%	51.5%
Total	51.0%	(1.6)%	52.6%

The decrease in our products gross margin percentage for the three-month period ended March 31, 2012, compared to the same period in 2011, was largely driven by the decrease in our products revenues on relatively fixed costs for manufacturing and logistics and the initiation of incentive promotions to sell certain of our older products that are at end of life or transitioning to new versions.

The increase in our services gross margin percentage for the three-month period ended March 31, 2012, compared to the same period in 2011, was driven by the increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training. As mentioned previously, during 2011 we began to include maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Revised)
Research and development expenses	$27,482	$(2,491)	(8.3)%	$29,973
Marketing and selling expenses	45,927	877	1.9%	45,050
General and administrative expenses	14,638	(362)	(2.4)%	15,000
Amortization of intangible assets	1,611	(534)	(24.9)%	2,145
Restructuring costs (recoveries), net	168	1,644	n/m	(1,476)
Total operating expenses	$89,826	$(866)	(1.0)%	$90,692

Operating loss	$(12,262)	$(8,736)	247.8%	$(3,526)

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

Change in Research and Development Expenses for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(1,974)	(10.9)%
Computer hardware and supplies expenses	(508)	(45.1)%
Facilities and information technology infrastructure costs	(191)	(3.8)%
Consulting and outside services	373	9.0%
Other expenses	(191)	(11.8)%
Total research and development expenses decrease	$(2,491)	(8.3)%

The decrease in personnel-related expenses and the partially offsetting increase in consulting and outside services costs for the three-month period ended March 31, 2012, compared to the same period in 2011, primarily resulted from employee headcount reductions and the related increased use of offshore third-party development resources. The decreases in computer hardware and supplies expenses and facilities and information technology infrastructure costs were related to new product development projects in the first quarter of 2011 that were not present in the 2012 period, as well as the lower headcount in the 2012 period. R&D expenses as a percentage of revenues were 18.1% in both the 2012 and 2011 periods, as the effect of the decrease in expenses in 2012 was offset by the effect of the decrease in revenues in the same period.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. We expect our 2012 marketing and selling expenses to be approximately the same as those incurred in 2011.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012 Increase (Decrease) From 2011
	$	%
Consulting and outside services	$1,665	42.8%
Travel-related expenses	806	19.0%
Foreign exchange (gains) losses	291	173.7%
Bad debt expenses	156	67.0%
Personnel-related expenses	(1,310)	(3.5)%
Tradeshow and other promotional expenses	(326)	(9.0)%
Other expenses	(405)	(12.0)%
Total marketing and selling expenses increase	$877	1.9%

The higher consulting and outside services costs and travel-related expenses for the three-month period ended March 31, 2012, compared to the same period in 2011, resulted from our increased investment in marketing and selling activities designed to capture incremental revenues. The increase in bad debt expenses was largely the result of first quarter 2011 recoveries of amounts previously considered uncollectable. The decrease in personnel-related expenses was the result of decreased salary expense on lower headcount. During the 2012 period, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.1 million, compared to gains of $0.2 million in the 2011 period, resulting in a $0.3 million change in the offset to expense. Marketing and selling expenses as a percentage of revenues increased to 30.2% in the 2012 period, compared to 27.2% in the 2011 period, as a result of impact of the decreased revenues for the 2012 period and the increased marketing investments in 2012 as described above.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. We expect our general and administrative expenses for 2012 to be approximately the same as those incurred in 2011.

Change in General and Administrative Expenses for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(1,513)	(12.9)%
Consulting and outside services expenses	620	13.9%
Facilities and information technology infrastructure costs	225	4.0%
Other expenses	306	6.8%
Total general and administrative expenses decrease	$(362)	(2.4)%

The decrease in personnel-related costs for the three-month period ended March 31, 2012, compared to the same period in 2011, was primarily the result of decreased salary expense on lower headcount and lower stock-based compensation expense. The increase in consulting and outside services costs was primarily the result of increased audit and other professional fees for outside services. The increase in facilities and information technology infrastructure costs was primarily the result of higher software maintenance costs, primarily related to new software applications designed to improve our business planning processes. General and administrative expenses as a percentage of revenues increased to 9.6% in the 2012 period, from 9.0% in the 2011 period, primarily as a result of the impact of the decrease in revenues for the 2012 period.

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

Change in Amortization of Intangible Assets for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012 Decrease From 2011
	$	%
Amortization of intangible assets recorded in cost of revenues	$(16)	(2.4)%
Amortization of intangible assets recorded in operating expenses	(534)	(24.9)%
Total amortization of intangible assets	$(550)	(19.6)%

The decrease in amortization of intangible assets recorded in operating expenses during the three-month period ended March 31, 2012, compared to the same period in 2011, was primarily the result of the completion during the first quarter of 2012 of the amortization of certain intangible assets related to our 2005 acquisition of Pinnacle Systems, Inc., as well as the completion of the amortization of an intangible asset related to our 2006 acquisition of Medea Corporation.

The unamortized balance of the identifiable intangible assets related to all acquisitions was $16.4 million at March 31, 2012. We expect amortization of these intangible assets to be approximately $5 million during the remainder of 2012, $5 million in 2013, $2 million in 2014, $2 million in 2015 and $2 million in 2016. See Note 8 to our Condensed Consolidated Financial Statements in Item 1 for further information regarding identifiable intangible assets related to acquisitions.

Restructuring Costs (Recoveries), Net

2011 Restructuring Plan

In October 2011, we committed to the 2011 Plan, which was intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of our facility in Irwindale, California. During 2011, we recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended March 31, 2012, we recorded restructuring recoveries of approximately $0.4 million for reductions of the estimated severance obligations. Under the 2011 Plan, we expect to incur total expenses related to termination benefits and facility costs of $9 million to $10 million, most of which represents cash expenditures. We expect to complete all actions under the 2011 Plan prior to June 30, 2012.

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with our strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, we recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, we revised our previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million resulting from the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, we also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended March 31, 2012, we recorded additional facilities restructuring charges of approximately $0.1 million for a revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, we also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges totaling $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the three months ended March 31, 2012, we recorded additional facilities restructuring charges of approximately $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan, that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, we recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for facilities closures, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the three months ended March 31, 2012, the Company recorded additional restructuring charges of $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Income (Expense)	$	%	Income (Expense) (Revised)
Interest income	$129	$70	118.6%	$59
Interest expense	(343)	79	(18.7)%	(422)
Other income (expense), net	20	(43)	(68.3)%	63
Total interest and other income (expense), net	$(194)	$106	35.3%	$(300)

The change in interest and other income (expense), net for the three-month period ended March 31, 2012, compared to the same period in 2011, was primarily the result of decreased interest expense related to our revolving credit facilities, as well as the increase in interest income. We expect our interest expense for 2012 to decrease from the 2011 levels, but that could change depending on the level of our 2012 borrowings.

PROVISION FOR INCOME TAXES, NET

Provision for Income Taxes, Net for the Three Months Ended March 31, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Provision	$	%	Provision (Revised)
Provision for income taxes, net	$521	$(436)	(45.6)%	$957

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 4% and 25%, respectively, for the three months ended March 31, 2012 and 2011. Our provision for income taxes and effective tax rate both decreased for the 2012 period, compared to the 2011 period, as a result of reduced foreign profits for the 2012 period. Additionally, during the three-month period ended March 31, 2012, there was a net discrete tax benefit of $0.3 million related to a decrease in a tax reserve taken in a prior period of $0.6 million, partially offset by an increase in valuation allowance on certain foreign deferred tax assets of $0.3 million. By comparison, during the three-month period ended March 31, 2011, there were no discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and Ireland due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets as a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at March 31, 2012 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At March 31, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $14.0 million, of which $0.2 million would affect our effective tax rate if recognized. At December 31, 2011, our unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2011 was the result of a $1.7 million increase related to uncertain tax positions embedded in our domestic tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards. This increase was partially offset by a decrease of $0.6 million related to a reserve release resulting from the closure of a tax examination during the quarter ended March 31, 2012.

See Notes 1 and 15 to our Condensed Consolidated Financial Statements in Part I - Item 1 for a discussion of a withholding tax matter related to an intercompany loan and a subsequent event tax disclosure.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented since the fourth quarter of 2010 with borrowings under our credit facilities. At March 31, 2012 and December 31, 2011, our principal sources of liquidity included cash and cash equivalents totaling $49.7 million and $32.9 million, respectively, and available borrowings under our credit facilities as discussed below. At March 31, 2012, the cash available in our foreign subsidiaries totaled approximately $24 million. We do not have any plans to repatriate these earnings because the underlying cash is required to fund the ongoing foreign operations. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity date of October 1, 2014, at which time Wells Fargo's commitments to provide additional credit will terminate and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement requires that Avid Technology, Inc. and Avid Technology International B.V., or Avid Europe, maintain liquidity (comprised of unused availability plus certain unrestricted cash and cash equivalents), respectively, of $10 million, at least $5 million of which must be from unused availability under Avid Technology, Inc.'s portion of the credit facilities, and of $5 million, at least $2.5 million of which must be from unused availability under Avid Europe's portion of the credit facilities.

During the three months ended March 31, 2012, our U.S. operations borrowed and repaid $1.0 million under the credit line. At March 31, 2012, we had no outstanding borrowings under the credit facilities. At March 31, 2012, Avid Technology, Inc. and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $2.1 million, respectively, and available borrowings under the credit facilities of approximately $30.9 million and $15.1 million, respectively, after taking into consideration outstanding letters of credit and liquidity covenants. At March 31, 2012, we were in compliance with all covenants under the credit facilities. We may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during 2012 as may be required to meet the funding needs of our business.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, our acquisition of businesses or technologies and obligations under restructuring programs. We believe that we have sufficient cash, cash equivalents, funds generated from operations and funds available under the credit facilities to meet our operational and strategic objectives for at least the next twelve months, as well as for the foreseeable future.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011 (Revised)
Net cash provided by (used in) operating activities	$18,958	$(6,056)
Net cash used in investing activities	(2,270)	(4,162)
Net cash (used in) provided by financing activities	(172)	127
Effect of foreign currency exchange rates on cash and cash equivalents	310	529
Net increase (decrease) in cash and cash equivalents	$16,826	$(9,562)

Cash Flows from Operating Activities

For the three months ended March 31, 2012, net cash provided by operating activities primarily reflected changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in deferred revenues, partially offset by decreases in accounts payable and accrued expenses. For the three months ended March 31, 2011, net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and a decrease in accrued compensation and benefits, partially offset by an increase in deferred revenues and a decrease in accounts receivable. The 2011 period changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense.

Accounts receivable decreased by $16.8 million to $87.5 million at March 31, 2012 from $104.3 million at December 31, 2011. These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 52 days at March 31, 2012, compared to 51 days at December 31, 2011. Our accounts receivable aging at March 31, 2012 is within historical ranges, and we believe the slight increase in our DSO is the result of the timing of revenue recognition and customer payment receipts.

Inventories decreased by $7.7 million to $103.7 million at March 31, 2012 from $111.4 million at December 31, 2011. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The decrease in inventories at March 31, 2012 was the result of our continued efforts to better optimize our supply chain through the use of improved systems and processes to better balance demand and supply. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $5.3 million to $37.2 million at March 31, 2012 from $42.5 million at December 31, 2011. This decrease is primarily the result of decreased purchases and the related timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, decreased by $11.5 million to $55.4 million at March 31, 2012 from $66.9 million at December 31, 2011. This decrease was largely the result of decreased accruals for payroll and other compensation, primarily due to the payment in the first quarter of 2012 of 2011 bonuses accrued at December 31, 2011, and payment in the first quarter of 2012 of restructuring-related obligations incurred in connection with restructuring activities during 2011 and prior periods. At March 31, 2012, we had restructuring accruals of $1.3 million and $6.4 million related to severance and lease obligations, respectively, including 2.9 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $9.0 million at March 31, 2012. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $4.0 million during the three months ended March 31, 2012. All payments related to restructuring actions are expected to be funded through working capital. See Note 12 of our Condensed Consolidated Financial Statements in Item 1 of this report for the activity in the restructuring and other costs accrual during the three months ended March 31, 2012.

Deferred revenues, including long-term amounts, increased by $13.5 million to $68.6 million at March 31, 2012, from $55.1 million at December 31, 2011. This increase was largely the result of an increase in deferrals related to maintenance obligations, resulting from an increase in new maintenance contracts and the timing of contract renewals, as well as deferrals for other maintenance obligations.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, the net cash flow used in investing activities reflected $3.6 million used for the purchase of property and equipment, partially offset by a $1.3 million decrease in other long-term assets, which primarily resulted from a decrease in long-term deposits. For the three months ended March 31, 2011, the net cash flow used in investing activities primarily reflected $3.5 million used for the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, the net cash flow used in financing activities primarily reflected payments associated with tax withholding obligations related to the issuance of common stock under stock incentive plans, partially offset by proceeds from the issuance of common stock related to purchases under our employee stock purchase plan. During the three months ended March 31, 2012, our U.S. operations borrowed $1.0 million under our revolving credit facilities to meet certain short-term cash requirements, all of which was repaid during the period. At March 31, 2012, we were in compliance with all debt agreement covenants, and Avid Technology, Inc. and Avid Europe had available borrowings under the credit facilities of approximately $30.9 million and $15.1 million, respectively, after taking into consideration outstanding letters of credit and the related liquidity covenant.

For the three months ended March 31, 2011, the net cash flow provided by financing activities primarily reflected proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by payments associated with tax withholding obligations resulting from the issuance of common stock under stock incentive plans. Also during the three months ended March 31, 2011, our U.S. operations borrowed and repaid $8.0 million under our revolving credit facilities to meet certain short-term cash requirements.

Fair Value Measurements

We value our cash and investment instruments using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note 4 to our Condensed Consolidated Financial Statements included in Item 1 for disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity will be required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test will not be required. ASU No. 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, and prospective application was required. We adopted this ASU on January 1, 2012. Adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application was required. We adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current U.S. GAAP fair value measurement and disclosure guidance to be consistent with International Financial Reporting Standards, including increased transparency around valuation inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, and prospective application was required. We adopted this ASU on January 1, 2012. Adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

As required by FASB ASC Topic 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC Topic 815.

From time to time, we may execute foreign currency forward contracts to hedge the foreign exchange currency risk associated with certain forecasted euro-denominated sales transactions. These contracts are designated and intended to qualify as cash flow hedges under the criteria of ASC Topic 815. The effective portion of the changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of accumulated other comprehensive income (loss) in stockholders' equity and subsequently reclassified into revenues at the time the hedged transactions affect earnings. The ineffective portion of the change in fair value is recognized directly into earnings. To date, no amounts have been recorded as a result of hedging ineffectiveness. During the three months ended March 31, 2012 and 2011, we did not execute foreign currency forward contracts as a hedge against forecasted euro-denominated sales transactions, and we did not have any such contracts outstanding at March 31, 2012 or December 31, 2011.

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

At March 31, 2012, we had foreign currency forward contracts outstanding with an aggregate notional value of $64.3 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At March 31, 2012, the fair value of the foreign currency forward contracts was $0.4 million, representing a net unrealized loss consisting of a net unrealized loss of $0.5 million from contracts that matured on, but were unsettled at March 31, 2012, and a $0.1 million mark-to-market net unrealized gain from contracts with maturity dates after March 31, 2012. For the three months ended March 31, 2012, net gains of $1.5 million resulting from forward contracts and $1.6 million of net transaction and remeasurement losses on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At March 31, 2012, we held $49.7 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At March 31, 2012, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the identification of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three months ended March 31, 2012, we identified withholding tax errors (the “withholding errors”) related to an intercompany loan made in 2007 between two of our international subsidiaries. We have determined to correct the withholding errors and other immaterial errors in the consolidated financial statements included in this Form 10-Q and to correct these errors in our prior period consolidated financial statements when they are contained in our future periodic reports. The impact of the withholding errors and other immaterial errors on our prior period consolidated financial statements was not material. We had previously identified internal control deficiencies in our assessment of internal control over financial reporting as of December 31, 2011, which were not fully remediated as of March 31, 2012 (the “unremediated deficiencies”). The unremediated deficiencies at March 31, 2012, taken together with an additional deficiency related to the withholding errors, pertain primarily to the review, analysis and documentation of key accounting and tax estimates, assumptions and judgments related to inventory, revenue and related reserves, stock-based compensation, certain accruals and income taxes. We have concluded that, when aggregated, the deficiencies at March 31, 2012 represent a material weakness and, accordingly, our internal control over financial reporting was ineffective at that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have developed a remediation plan to address the material weakness and the individual underlying control deficiencies identified. While not fully implemented, many elements of this plan were in process prior to March 31, 2012, and we will continue to execute this plan, which includes hiring additional experienced accounting personnel, creating new control procedures, modifying existing control procedures and expanding training for our accounting personnel.

As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these control deficiencies or may determine that we should modify or otherwise adjust the remediation plan described above. There is no assurance we can remediate any control deficiencies in a timely manner. The successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective.

Notwithstanding the material weakness described above, we concluded that the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

The risk factor below updates, and should be read in connection with, the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2012. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our compliance with Section 404 of the Sarbanes Oxley Act of 2002 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues.

As disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to a material weakness in our internal control over financial reporting. If we fail to successfully remediate this material weakness, the market's confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.  For a discussion of this material weakness, please see Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ Ken Sexton
	Name: Title:	Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
10.1
Amendment #2 to Credit Agreement dated March 16, 2012 by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent
X
#10.2	2012 Executive Bonus Plan		8-K	February 28, 2012	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan.
*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.