Form 10-Q
period 2012-06-30
AVID TECHNOLOGY, INC.
filed 2012-08-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the registrant’s Common Stock as of August 6, 2012 was 38,852,646.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net revenues:
Products	$125,874	$129,488	$245,812	$266,234
Services	34,405	32,295	66,607	61,301
Less allowances related to divestitures	(2,848)	—	(2,848)	—
Total net revenues	157,431	161,783	309,571	327,535

Cost of revenues:
Products	66,642	64,024	127,850	127,888
Services	14,325	14,706	27,042	28,760
Amortization of intangible assets	644	685	1,294	1,351
Restructuring costs	2,633	—	2,633	—
Total cost of revenues	84,244	79,415	158,819	157,999
Gross profit	73,187	82,368	150,752	169,536

Operating expenses:
Research and development	26,896	30,453	54,377	60,426
Marketing and selling	43,454	45,867	89,380	90,917
General and administrative	13,905	14,219	28,796	29,219
Amortization of intangible assets	1,105	2,161	2,717	4,306
Restructuring costs (recoveries), net	15,841	162	16,009	(1,314)
Loss on sale of assets	9,951	597	9,699	597
Total operating expenses	111,152	93,459	200,978	184,151

Operating loss	(37,965)	(11,091)	(50,226)	(14,615)

Interest income	14	9	115	68
Interest expense	(405)	(594)	(720)	(1,016)
Other income (expense), net	12	(60)	32	3
Loss before income taxes	(38,344)	(11,736)	(50,799)	(15,560)
Provision for (benefit from) income taxes, net	903	(590)	1,426	367
Net loss	$(39,247)	$(11,146)	$(52,225)	$(15,927)

Net loss per common share – basic and diluted	$(1.01)	$(0.29)	$(1.35)	$(0.42)

Weighted-average common shares outstanding – basic and diluted	38,778	38,413	38,720	38,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net loss	$(39,247)	$(11,146)	$(52,225)	$(15,927)

Other comprehensive income:
Foreign currency translation adjustments, net of taxes	(3,611)	2,152	(1,186)	7,524

Comprehensive loss	$(42,858)	$(8,994)	$(53,411)	$(8,403)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

		(Revised)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$59,383	$32,855
Accounts receivable, net of allowances of $19,177 and $15,985 at June 30, 2012 and December 31, 2011, respectively	89,180	104,305
Inventories	77,032	111,397
Deferred tax assets, net	1,462	1,480
Prepaid expenses	8,580	7,652
Assets held for sale	12,940	—
Other current assets	15,948	14,405
Total current assets	264,525	272,094
Property and equipment, net	48,976	53,487
Intangible assets, net	10,996	18,524
Goodwill	238,338	246,592
Other assets	8,496	11,568
Total assets	$571,331	$602,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,990	$42,533
Accrued compensation and benefits	26,411	31,750
Accrued expenses and other current liabilities	46,023	35,108
Income taxes payable	10,877	8,950
Deferred revenues	57,015	45,768
Total current liabilities	179,316	164,109
Long-term liabilities	29,704	27,885
Total liabilities	209,020	191,994

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,024,082	1,019,200
Accumulated deficit	(588,426)	(532,477)
Treasury stock at cost, net of reissuances	(78,008)	(82,301)
Accumulated other comprehensive income	4,240	5,426
Total stockholders’ equity	362,311	410,271
Total liabilities and stockholders’ equity	$571,331	$602,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2012	2011 (Revised)
Cash flows from operating activities:
Net loss	$(52,225)	$(15,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,184	15,721
(Recovery from) provision for doubtful accounts	(62)	459
Non-cash provision for restructuring	2,633	125
Non-cash allowance for divestiture	2,848	—
Loss on divestitures	9,951	597
Loss on disposal of fixed assets	(256)	(8)
Compensation expense from stock grants and options, net	5,374	8,150
Non-cash interest expense	73	154
Unrealized foreign currency transaction (gains) losses	(848)	6,490
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	823	(4)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	12,317	2,783
Inventories	20,967	(22,161)
Prepaid expenses and other current assets	(2,317)	142
Accounts payable	(3,531)	(2,389)
Accrued expenses, compensation and benefits and other liabilities	5,060	(17,658)
Income taxes payable	2,170	(1,968)
Deferred revenues	13,171	11,410
Net cash provided by (used in) operating activities	32,332	(14,084)

Cash flows from investing activities:
Purchases of property and equipment, net	(5,237)	(6,078)
Increase in other long-term assets	(161)	(176)
Net cash used in investing activities	(5,398)	(6,254)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans, net	80	1,349
Proceeds from revolving credit facilities	1,000	21,000
Payments on revolving credit facilities	(1,000)	(8,000)
Net cash provided by financing activities	80	14,349

Effect of exchange rate changes on cash and cash equivalents	(486)	764
Net increase (decrease) in cash and cash equivalents	26,528	(5,225)
Cash and cash equivalents at beginning of period	32,855	42,782
Cash and cash equivalents at end of period	$59,383	$37,557

Supplemental information:
Cash paid for income taxes, net of refunds	$957	$2,541
Reclassifications to assets held-for-sale	$12,940	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2011 was derived from the Company's audited consolidated financial statements and revised for errors as described below, but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements for, and as of, the year ended December 31, 2011 in its 2011 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K, as well as the condensed consolidated financial statements in the Form 10-Q for the period ended March 31, 2012 as it pertains to the "Revised Prior Period Amounts" section below. Certain prior period amounts disclosed in these financial statements have also been reclassified to conform to the current year presentation. None of these reclassifications or changes in presentation is considered material.

The Company's preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, loss on assets held-for-sale, fair value measurements, restructuring charges and income tax asset valuation allowances. Actual results could differ from the Company's estimates.

The Company evaluated subsequent events through the date of issuance of these financial statements and, except as disclosed in the "Subsequent Divestiture of Consumer Audio and Video Businesses and 2012 Restructuring Plan" section below, no other recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

Subsequent Divestiture of Consumer Audio and Video Businesses and 2012 Restructuring Plan

On July 2, 2012, the Company announced a series of strategic actions that it had initiated to focus on its Media Enterprise and Professionals and Post market segments and to drive improved operating performance. These actions include the divestiture of certain of the Company's consumer focused product lines, a rationalization of the business operations and a reduction in force.
As part of these actions, on July 2, 2012, the Company sold a group of consumer audio products to Numark Industries, L.P. (“Numark”) for approximately $11.8 million and sold a group of consumer video products to Corel Corporation (“Corel”) for approximately $3.0 million. The consumer audio products that were sold include M-Audio brand keyboards, controllers, certain interfaces, speakers and digital DJ equipment and other product lines, as well as certain associated intellectual property, including the M-Audio trademark. Avid will continue to develop and sell its Pro Tools line of software and hardware, as well as certain associated I/O devices including Mbox and Fast Track. The consumer video products that were sold include the Pinnacle and Avid Studio range of software and hardware. This includes Avid Studio and Pinnacle Studio desktop editing software and the Avid studio for the iPad as well as legacy video capture offerings and certain associated intellectual property including the Pinnacle trademark. Total revenues for 2011 from these divested product lines were approximately $91.0 million, or 13% of the Company's consolidated net revenues for the year ended December 31, 2011. The divestiture of these consumer product lines is intended to allow the Company to focus on the Media Enterprise and Professionals and Post market segments, is intended to reduce complexity from the Company's operations to improve operational efficiencies, and is intended to allow the Company to change its cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.
On July 2, 2012, as part of the announcement of strategic actions, the Company announced a restructuring plan (the “2012 Plan”) intended to improve operational efficiencies. Actions under the 2012 Plan included a reduction in force and the closure or partial closure of certain facilities. Together, the transfer of employees to Corel and Numark as part of the divestitures and the reduction in force will reduce the Company's permanent employee headcount by approximately 20%. The Company anticipates that it will complete all actions under the 2012 Plan prior to the year ending December 31, 2012. The Company expects to incur total expenses relating to termination benefits and facility costs associated with the reduction in force and related actions of approximately $20.0 million to $23.0 million, which primarily represent cash expenditures. During the quarter ended June 30, 2012, the Company recorded restructuring charges of approximately $14.9 million under this plan. The Company expects to take additional charges of $5.0 million to $8.0 million in the second half of 2012 primarily related to the closure or partial closure of facilities.
See Note 7, Assets Held-for-Sale, and Note 13, Restructuring Costs and Accruals, for further details and the related accounting for these consumer product line divestitures and the 2012 restructuring plan. See also Notes 4, 5, 6, 9 and 12 for other disclosures related to these divestitures and restructuring plan.

Revised Prior Period Amounts

While preparing its financial statements for the three months ended March 31, 2012, the Company identified and corrected certain errors related to the accounting for an intercompany note made between two of its international subsidiaries that occurred in the fourth quarter of 2007. The Company determined that it should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, the Company had understated the provision for income taxes in 2007 and income taxes payable reported on its balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, the Company is subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.1 million ($0.7 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012, the Company recorded a discrete tax benefit of approximately $3.8 million when it determined that it would repay the intercompany note and file a refund claim for the withholding taxes due (see Note 16). In addition, upon repayment of the intercompany note, the Company will request a refund from the taxing authority for any penalties paid under a voluntary compliance approach, although there can be no assurance that a refund of the penalties will be obtained.

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the SEC was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors and other previously unrecorded immaterial errors had been recorded in the three months ended March 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, the Company has revised in its Form 10-Q for the period ended March 31, 2012 previously reported financial information for each quarter of 2011 and for the years ended December 31, 2011 and 2010. In addition to correcting these withholding tax errors, the Company recorded other adjustments to prior period amounts to correct other previously unrecorded immaterial errors. Also, in accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

The Condensed Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the three months ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 have been revised to reflect the effect of the withholding tax errors described above and the other immaterial errors and were presented in the Form 10-Q for the period ended March 31, 2012. Revised Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 have been presented herein.

The Condensed Consolidated Balance Sheets at December 31, 2011 and 2010 have been revised to reflect the cumulative effect of the errors described above and other immaterial errors. These revisions to the Condensed Consolidated Balance Sheet resulted in increases in accumulated deficit of $7.9 million, $8.2 million, and $6.3 million, respectively, at December 31, 2011, 2010 and 2009 and were presented in the Form 10-Q for the period ended March 31, 2012. Revised Condensed Consolidated Balance Sheets for December 31, 2011 have been presented herein.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Condensed Consolidated Balance Sheets
At December 31, 2011
(in thousands except per share date, unaudited)

	December 31, 2011
	As Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$32,855	$32,855
Accounts receivable	104,305	104,305
Inventories	111,833	111,397
Deferred tax assets, net	1,480	1,480
Prepaid expenses	7,652	7,652
Other current assets	14,509	14,405
Total current assets	272,634	272,094
Property and equipment, net	53,487	53,487
Intangible assets, net	18,524	18,524
Goodwill	246,398	246,592
Other assets	11,568	11,568
Total assets	$602,611	$602,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,533	$42,533
Accrued compensation and benefits	31,350	31,750
Accrued expenses and other current liabilities	34,174	35,108
Income taxes payable	3,898	8,950
Deferred revenues	45,768	45,768
Total current liabilities	157,723	164,109
Long-term liabilities	27,885	27,885
Total liabilities	185,608	191,994
Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,018,604	1,019,200
Accumulated deficit	(524,530)	(532,477)
Treasury stock at cost, net of reissuances	(82,301)	(82,301)
Accumulated other comprehensive income	4,807	5,426
Total stockholders’ equity	417,003	410,271
Total liabilities and stockholders’ equity	$602,611	$602,265

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011
(in thousands except per share date, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	As Reported	As Revised	As Reported	As Revised
Net revenues:
Products	$129,190	$129,488	$266,525	$266,234
Services	32,154	32,295	61,142	61,301
Total net revenues	161,344	161,783	327,667	327,535

Cost of revenues:
Products (a)	62,964	64,024	127,615	127,888
Services (a)	15,312	14,706	29,699	28,760
Amortization of intangible assets	685	685	1,351	1,351
Total cost of revenues	78,961	79,415	158,665	157,999
Gross profit	82,383	82,368	169,002	169,536

Operating expenses:
Research and development	30,453	30,453	60,426	60,426
Marketing and selling	46,052	45,867	90,862	90,917
General and administrative	14,920	14,219	30,218	29,219
Amortization of intangible assets	2,161	2,161	4,306	4,306
Restructuring costs (recoveries), net	(163)	162	(2,379)	(1,314)
Loss on sale of assets	597	597	597	597
Total operating expenses	94,020	93,459	184,030	184,151

Operating loss	(11,637)	(11,091)	(15,028)	(14,615)

Interest income	9	9	68	68
Interest expense	(717)	(594)	(1,139)	(1,016)
Other income (expense), net	(60)	(60)	3	3
Loss before income taxes	(12,405)	(11,736)	(16,096)	(15,560)
Provision for (benefit from) income taxes, net	(543)	(590)	883	367
Net loss	$(11,862)	$(11,146)	$(16,979)	$(15,927)

Net loss per common share – basic	$(0.31)	$(0.29)	$(0.44)	$(0.42)
Net loss per common share – diluted	$(0.31)	$(0.29)	$(0.44)	$(0.42)

Weighted-average common shares outstanding – basic	38,413	38,413	38,323	38,323
Weighted-average common shares outstanding – diluted	38,413	38,413	38,323	38,323

(a)
The “As Reported” products and services cost of revenues amounts do not sum to the annual “As Reported” products and services cost of revenues amounts due to a reclassification made to the financial statements for the year ended December 31, 2011.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this ASU for the year ending December 31, 2013. Adoption is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, which is January 1, 2012 for Avid, and retrospective application was required. The Company adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options	6,854	3,903	6,249	3,357
Non-vested restricted stock and restricted stock units	761	810	684	600
Anti-dilutive potential common shares	7,615	4,713	6,933	3,957

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options	—	166	—	247
Non-vested restricted stock and restricted stock units	20	36	39	103
Total anti-dilutive common stock equivalents	20	202	39	350

3.	FOREIGN CURRENCY FORWARD CONTRACTS

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

At June 30, 2012 and December 31, 2011, the Company had foreign currency forward contracts outstanding with notional values of $75.5 million and $69.1 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth the balance sheet locations and fair values of the Company's foreign currency forward contracts at June 30, 2012 and December 31, 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011
Financial assets:
Foreign currency forward contracts	Other current assets	$581	$—

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$192	$1,430

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company's statements of operations during the three and six months ended June 30, 2012 and 2011 that resulted from the Company's foreign exchange contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency forward contracts and revaluation of hedged items, net	$(311)	$639	$(433)	$540

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including certain cash equivalents and foreign-currency forward contracts. At June 30, 2012 and December 31, 2011, all of the Company's financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,556	$1,013	$543	$—
Foreign currency forward contracts	581	—	581	—

Financial Liabilities:
Deferred compensation obligations	$3,909	$1,013	$2,896	$—
Foreign currency forward contracts	192	—	192	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,549	$1,018	$531	$—

Financial Liabilities:
Deferred compensation obligations	$3,920	$1,018	$2,902	$—
Foreign currency forward contracts	1,430	—	1,430	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company's fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 and the year ended December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Six Months Ended June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss/Related Expenses
Assets:
Assets held-for-sale	$14,841	$—	$14,841	$—	$9,951
Liabilities:
Facilities-related restructuring accruals	$1,157	$—	$1,157	$—	$1,157

		Fair Value Measurements Using
	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss/Related Expenses
Liabilities:
Facilities-related restructuring accruals	$2,593	$—	$2,593	$—	$2,593

The Company's level 2 assets consist of held for sale assets. The Company classified its consumer businesses as held for sale and recorded the impairment as a loss on sale of assets held for sale within operating expenses. The current fair value reflects the sale proceeds under the asset purchase agreements relating to the divestitures that closed on July 2, 2012.

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on the Company's current borrowing rate. See Note 13 for further information on the Company's restructuring activities.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$108,357	$120,290
Less:
Allowance for doubtful accounts	(1,972)	(2,342)
Allowance for sales returns and rebates	(17,205)	(13,643)
	$89,180	$104,305

The accounts receivable balances at June 30, 2012 and December 31, 2011 exclude approximately $5.7 million and $10.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due. Included in the allowance for sales returns as of June 30, 2012 is approximately $2.8 million of estimated sales returns related to the July 2, 2012 announcement of the divestitures of the consumer audio and consumer video product lines.

6.	INVENTORIES

Inventories consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

		(Revised)
	June 30, 2012	December 31, 2011
Raw materials	$8,845	$11,306
Work in process	410	415
Finished goods	67,777	99,676
	$77,032	$111,397

At June 30, 2012 and December 31, 2011, finished goods inventory included $8.4 million and $7.2 million, respectively, associated with products shipped to customers and deferred labor costs for revenue arrangements that have not yet been recognized. In connection with the divestitures referenced in Note 7, during the three-month period ended June 30, 2012, approximately $10.8 million of inventory, including finished goods inventory and capitalized overhead, related to the consumer audio and consumer video product lines was reclassified to assets held-for-sale in our consolidated balance sheet and approximately $2.6 million of inventory to be disposed was recorded as a restructuring charge within cost of revenues.

7. ASSETS HELD-FOR-SALE

On July 2, 2012, the Company sold a group of consumer audio products and certain related intellectual property to Numark for approximately $11.8 million. The Company received $10.6 million of the purchase price in July 2012, with an additional $0.3 million expected to be received later in the third quarter of 2012 and the remaining balance to be held in escrow with a final release date in 2013. The divestiture met the criteria for held-for-sale accounting and the assets of this business were included as a single line item in the asset section of the condensed consolidated financial statements as of June 30, 2012. The Company determined that the consumer audio product line constituted a business, and, therefore, the assets held-for-sale of this business included an allocation of $6.3 million of goodwill from the Company's single reporting unit. Even though the consumer audio product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the consumer audio product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Company's single reporting unit.

On July 2, 2012, the Company sold a group of consumer video products and certain related intellectual property to Corel for approximately $3.0 million. The Company received $2.4 million of the purchase price in the third quarter of 2012, with the remaining balance to be held in escrow with a final release date in 2014. The divestiture met the criteria for held-for-sale accounting and the assets of this business were included as a single line item in the asset section of the condensed consolidated financial statements as of June 30, 2012. The Company determined that the consumer video product line constituted a business, and, therefore, the assets held-for-sale of this business included an allocation of $1.7 million of goodwill from the Company's single reporting unit. Even though the consumer video product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the consumer video product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Company's single reporting unit.

As of June 30, 2012, the Company measured the assets held-for-sale at fair value less costs to sell. Accordingly, during the quarter ended June 30, 2012, the Company recorded total estimated write-downs and costs to sell on the assets held-for-sale of approximately $10.0 million, within operating expenses, representing the excess of the aggregate carrying amount of such assets over the aggregate of their fair value plus costs to sell. As of June 30, 2012, the total net assets that were classified as held-for-sale in connection with the consumer audio and consumer video divestitures were approximately $12.9 million. The assets held-for-sale as of June 30, 2012 and the related write-downs to fair value for each of the consumer audio and consumer video divestitures is as follows (in thousands):

	June 30, 2012
	Consumer Audio	Consumer Video	Total
Inventory	$7,707	$3,058	$10,765
Prepaid expense	—	60	60
Capitalized software	102	270	372
Fixed assets	153	24	177
Goodwill and Intangible Assets	9,855	1,662	11,517
Net book value of assets held-for-sale	17,817	5,074	22,891
Less write down to fair value	(5,976)	(2,074)	(8,050)
Estimated fair value	$11,841	$3,000	$14,841

Less costs to sell	$(1,013)	$(888)	$(1,901)
Net assets held-for-sale	$10,828	$2,112	$12,940

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Computer and video equipment and software	$138,663	$132,022
Manufacturing tooling and testbeds	6,740	6,407
Office equipment	4,802	4,709
Furniture, fixtures and other	11,382	11,819
Leasehold improvements	34,772	34,786
	196,359	189,743
Less accumulated depreciation and amortization	147,383	136,256
	$48,976	$53,487

9.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company's acquisitions consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

		(Revised)
	June 30, 2012	December 31, 2011
Goodwill acquired (a)	$418,282	$418,492
Accumulated impairment losses	(171,900)	(171,900)
Allocated to assets held for sale	(8,044)	—
Goodwill (a)	$238,338	$246,592

(a)	The June 30, 2012 gross and net goodwill amounts include total foreign currency translation decreases of approximately $0.2 million from the December 31, 2011 amounts.

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

At June 30, 2012, as a result of the Company's planned divestiture of its consumer audio and video product lines, the Company performed an interim step one goodwill impairment test. Accordingly, after the allocation of goodwill to the assets held-for-sale, the Company performed an interim goodwill impairment analysis as of June 30, 2012 on the remaining goodwill in the Company's single reporting unit. The interim step one test at June 30, 2012 indicated that the estimated fair value of the Company's single reporting unit (approximately $443 million) exceeded its carrying value of approximately $362 million by approximately 22%. Therefore, no goodwill impairment existed at June 30, 2012, and the Company was not required to perform step two. In connection with its interim goodwill step one impairment test at June 30, 2012, the Company weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to June 30, 2012 ($7.06 per share). If the Company had used the closing stock price of its common stock on June 29, 2012 ($7.43 per share) in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting would have exceeded its carrying value by approximately 26% at June 30, 2012. The Company's market capitalization based on the closing stock price at June 29, 2012 was approximately $288.4 million, compared to the carrying value of the Company's single reporting unit of $362.0 million. This implied a control premium of approximately 26%.

Acquisition-Related Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company's acquisitions consisted of the following at June 30, 2012 and

December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net
Completed technologies and patents	$74,526	$(71,749)	$2,777	$74,624	$(70,536)	$4,088
Customer relationships (b)	58,080	(50,062)	8,018	68,226	(54,396)	13,830
Trade names	14,756	(14,745)	11	14,763	(14,577)	186
License agreements	560	(560)	—	560	(560)	—
Non-compete covenants	1,140	(950)	190	1,368	(948)	420
	$149,062	$(138,066)	$10,996	$159,541	$(141,017)	$18,524

(a)	The June 30, 2012 net amounts include total foreign currency translation decreases of approximately $0.1 million from the December 31, 2011 amounts.

(b)
In connection with the divestitures referenced in Note 7, during the three-month period ended June 30, 2012, approximately $3.5 million of net customer relationships, related to the consumer audio product line, was reclassified to assets held-for-sale in our consolidated balance sheet.

Amortization expense related to all intangible assets in the aggregate was $1.7 million and $2.8 million, respectively, for the three months ended June 30, 2012 and 2011, and $4.0 million and $5.7 million, respectively, for the six months ended June 30, 2012 and 2011. The Company expects amortization of these intangible assets to be approximately $3 million for the remainder of 2012, $4 million in 2013, $2 million in 2014, $1 million in 2015 and $1 million in 2016.

In connection with the Company's goodwill impairment test at September 30, 2011 and June 30, 2012, the Company performed an impairment analysis of its long-lived assets, including its intangible assets, in accordance with ASC Section 360-10-35, Property, Plant and Equipment - Overall - Subsequent Measurement. This analysis included grouping the intangible assets with other operating assets and liabilities that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The analysis determined that the undiscounted cash flows of the long-lived assets were significantly greater than their carrying value, indicating no impairment existed.

Capitalized Software Development Costs

In accordance with ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, the Company is required to capitalize certain costs of internally developed or externally purchased software. Capitalized software costs included in “other assets” consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Capitalized software costs	$5,913	$(4,743)	$1,170	$6,876	$(4,730)	$2,146

Capitalized software development costs amortized to cost of product revenues were $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. In connection with the divestitures referenced in Note 7, during the three-month period ended June 30, 2012, approximately $0.4 million of net capitalized software related to the consumer audio and consumer video product lines was reclassified to assets held-for-sale in our consolidated balance sheet. The Company expects amortization of capitalized software costs to be approximately $0.3 million for the remainder of 2012, $0.5 million in 2013 and $0.4 million thereafter.

10.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Long-term deferred tax liabilities, net	$2,186	$1,754
Long-term deferred revenue	11,302	9,378
Long-term deferred rent	10,450	10,666
Long-term accrued restructuring	2,870	3,185
Long-term deferred compensation	2,896	2,902
	$29,704	$27,885

11.	CONTINGENCIES

At June 30, 2012, the Company was subject to various litigations claiming patent infringement by the Company.  If any infringement is determined to exist, the Company may seek licenses or settlements. At this time, the Company believes that a loss is neither probable nor remote, and based on the information currently available regarding these legal proceedings, the Company is unable to determine an estimate, or range of estimates, of potential losses.

In addition, as a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product performance, or other matters.  Management is not aware of any such current claims that will have a material adverse effect on the financial position or results of operation of the Company. Also, in connection with the 2012 Plan and the sale of certain assets to Numark and Corel, various claims have been asserted, and unasserted claims may exist, against the Company from or related to contractual, employee relations, or other matters. At this time, the Company believes that a loss in excess of recorded accruals and allowances related to the 2012 Plan and the divestitures is neither probable nor remote, and based on the information currently available regarding these claims, the Company is unable to determine an estimate, or range of estimates, of potential losses above the recorded accruals and allowances. See Notes 13 and 5 for the amounts recorded as accruals and allowances related to the 2012 Plan and the divestitures of the consumer audio and consumer video product lines.

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

The Company's Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company's stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company's consolidated balance sheets at June 30, 2012 and December 31, 2011. Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company's financial position or results of operations.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company's Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2012, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At June 30, 2012, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, at June 30, 2012, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At June 30, 2012, the Company was not in default of this lease.

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

The following table sets forth the activity in the warranty accrual account for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011 (Revised)
Accrual balance at beginning of year (revised)	$5,960	$5,894
Accruals for product warranties	6,639	3,230
Costs of warranty claims	(5,596)	(2,977)
Accrual balance at end of period	$7,003	$6,147

12.	STOCKHOLDERS' EQUITY

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company's common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. Current option grants become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Time-based restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company's Amended and Restated 2005 Stock Incentive Plan, which is the only plan the Company currently makes grants from, totaled 1,768,093 at June 30, 2012, including 115,364 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the six months ended June 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,367,145	$20.01
Granted (a)	1,899,150	$11.29
Exercised	(1,121)	$9.55
Forfeited or canceled	(523,713)	$18.00
Options outstanding at June 30, 2012 (b)	6,741,461	$17.71	4.58	$5,918
Options vested at June 30, 2012 or expected to vest	5,848,614	$17.77	4.55	$5,726
Options exercisable at June 30, 2012	2,148,832	$20.78	3.58	$178

(a)
Options granted during the six months ended June 30, 2012 included 47,500 options that had vesting based on performance conditions and 15,000 options that had vesting based on either market conditions or a combination of performance or market conditions.

(b)	Options outstanding at June 30, 2012 included 1,653,655 options that had vesting based on either performance conditions, market conditions or a combination of performance or market conditions.

The following table sets forth the valuation weighted-average key assumptions and fair value results for stock options granted during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.95%	2.21%
Expected volatility	52.83%	40.5%
Expected life (in years)	4.56	4.49
Weighted-average fair value of options granted (per share)	$4.97	$7.89

During the six months ended June 30, 2012, there were no material proceeds from option exercises. During the six months ended June 30, 2011, the aggregate intrinsic value of stock options exercised was approximately $1.1 million and the cash received from the exercise of stock options totaled $1.9 million. The Company did not realize any actual tax benefit from tax deductions for stock option exercises during the six months ended June 30, 2012 or 2011 due to the full valuation allowance on the Company's U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the six months ended June 30, 2012 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2011	822,033	$19.45
Granted (a)	329,500	$11.13
Vested	(178,977)	$21.24
Forfeited	(16,356)	$13.20
Non-vested at June 30, 2012 (b)	956,200	$16.35	3.17	$7,095
Expected to vest	780,121	$16.38	2.20	$5,788

(a)	Restricted stock units granted during the six months ended June 30, 2012 included 143,750 units that had vesting based on performance conditions.

(b)
Non-vested restricted stock units at June 30, 2012 included 574,750 units that had vesting based on either performance conditions, or market conditions or a combination of performance or market conditions.

The following table sets forth the valuation weighted-average key assumptions for restricted stock units with vesting based on market conditions or a combination of performance or market conditions granted during the six months ended June 30, 2011. No restricted stock units with vesting based on market conditions or a combination of performance or market conditions were granted during the six months ended June 30, 2012.

Six Months Ended June 30, 2011
Expected dividend yield	0.00%
Risk-free interest rate	4.11%
Expected volatility	41.4%
Expected life (in years)	3.00

The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2011 was $21.71. The total fair value of restricted stock units vested during the six months ended June 30, 2012 and 2011 was $3.8 million and $4.6 million, respectively.

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

The following table sets forth the valuation weighted-average key assumptions and fair value results for shares issued under the ESPP for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.73%	0.23%
Expected volatility	50.9%	40.9%
Expected life (in years)	0.25	0.24
Weighted-average fair value of shares issued (per share)	$1.49	$2.83

The following table sets forth the quantities and average prices of shares issued under the ESPP for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Shares issued under the ESPP	72,145	40,915
Average price of shares issued under ESPP	$7.77	$14.96

A total of 540,362 shares remained available for issuance under the ESPP at June 30, 2012.

Stock-Based Compensation Expense

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At June 30, 2012, the Company's annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management awards and 10% for awards to all other employees.

Stock-based compensation was included in the following captions in the Company's consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Cost of products revenues	$110	$110	$204	$249
Cost of services revenues	151	277	308	545
Research and development expenses	268	427	574	899
Marketing and selling expenses	(62)	1,356	1,197	2,574
General and administrative expenses	1,776	1,847	3,091	3,883
	$2,243	$4,017	$5,374	$8,150

As a result of the 2012 restructuring plan certain time based stock options and restricted stock unit awards will be accelerated resulting in $1.0 million of expense which was offset by $2.1 million of reduced expense due to the forfeiture of performance based options and restricted stock units. The net effect to operating expenses was a benefit of $1.1 million within Marketing and selling expenses in the Company's consolidated statements of operations for the three and six months ended June 30, 2012 . At June 30, 2012, there was approximately $25 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans.

13.	RESTRUCTURING COSTS AND ACCRUALS

2012 Restructuring Plan

During the three months ended June 30, 2012, in connection with the 2012 Plan, the Company recorded restructuring charges of $14.6 million related to severance costs and $0.3 million for facility costs, respectively. The Company expects to record additional restructuring cost of $5 million to $8 million under the 2012 Plan, mostly related to the closure or partial closure of facilities. The Company expects to complete all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of the Company's facility in Irwindale, CA. During 2011, the Company recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write-offs. During the six months ended June 30, 2012, the Company recorded restructuring revisions of approximately $0.2 million for additional estimated severance obligations. To date the Company has recorded total restructuring charges of approximately $9.8 million under the 2011 Plan. No further restructuring actions are anticipated under this plan.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, the Company recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, the Company revised its previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million for the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, the Company also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the six months ended June 30, 2012, the Company recorded additional facilities restructuring charges of approximately $0.2 million for revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $10 million has been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, the Company also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges of $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the six months ended June 30, 2012, the Company recorded additional facilities restructuring charges of approximately $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”) that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, the Company recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for the closure of facilities, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the six months ended June 30, 2012, the Company recorded restructuring charges of $0.5 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

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

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2012 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2011 (revised)	$4,422	$6,445	$—	$470	$11,337
New restructuring charges – operating expenses	14,623	322	—	—	14,945
Revisions of estimated liabilities	181	665	—	170	1,016
Accretion	—	102	—	(6)	96
Cash payments	(3,377)	(2,163)	—	(214)	(5,754)
Non-cash write-offs	—	(12)	—	—	(12)
Foreign exchange impact on ending balance	14	(38)	—	—	(24)
Accrual balance at June 30, 2012	$15,863	$5,321	$—	$420	$21,604

The employee-related accruals at June 30, 2012 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet at June 30, 2012. In connection with the divestitures referenced in Note 7, during the three-month period ended June 30, 2012, approximately $2.6 million of inventory to be disposed from the divestiture of certain consumer audio and video product lines was recorded as a restructuring charge within cost of revenues.

The facilities-related accruals at June 30, 2012 represent estimated losses, net of subleases, on space vacated as part of the Company's restructuring actions. The leases, and payments against the amounts accrued, extend through 2017 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $2.8 million is included in the caption “accrued expenses and other current liabilities” and $2.9 million is included in the caption “long-term liabilities” in the Company's consolidated balance sheet at June 30, 2012.

14.	SEGMENT INFORMATION

The Company's evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company's chief executive officer, chief operating officer and chief financial officer, has determined that since January 1, 2010 the Company has one reportable segment. The following table is a summary of the Company's revenues by type for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Video product revenues	$67,865	$64,486	$121,287	$130,996
Audio product revenues	58,009	65,002	124,525	135,238
Less allowances related to divestitures	(2,848)	—	(2,848)	—
	123,026	129,488	242,964	266,234
Services revenues	34,405	32,295	66,607	61,301
Total net revenues	$157,431	$161,783	$309,571	$327,535

The following table sets forth the Company's revenues by country for the three and six months ended June 30, 2012 and 2011 (in thousands). The categorization of revenues is based on the country in which the end user customer resides.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Revenues:
United States	$59,552	$71,004	$120,122	$137,043
Other countries	97,879	90,779	189,449	190,492
Total revenues	$157,431	$161,783	$309,571	$327,535

The following table sets forth the Company's revenues by geographic region for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Revenues:
Americas	$73,342	$85,311	$146,832	$164,530
Europe, Middle East and Africa	61,769	55,120	117,290	119,680
Asia-Pacific	22,320	21,352	45,449	43,325
Total revenues	$157,431	$161,783	$309,571	$327,535

15.	CREDIT AGREEMENT

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

The Company incurs certain loan fees and costs associated with its credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At June 30, 2012, the balance of the Company's deferred borrowing costs was $0.7 million, which is net of accumulated amortization costs of $0.5 million.

During the three months ended June 30, 2012 and at June 30, 2012, Avid Technology had no borrowings under the credit line. At June 30, 2012, Avid Technology and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $3.2 million, respectively, and available borrowings under the credit facilities of approximately $31.3 million and $13.9 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant. At June 30, 2012, the Borrowers were in compliance with all covenants under the credit facilities. The Borrowers may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during 2012 as may be required to meet the funding needs of the business.

16.  INCOME TAXES

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 3% and 2%, respectively, for the six months ended June 30, 2012 and 2011.  Our provision for income taxes for the 2012 period increased by approximately $1.1 million from the 2011 period, primarily as a result of changes in the jurisdictional mix of earnings and increased profits in our foreign jurisdictions in which we record a tax provision.  During the six-month period ended June 30, 2012, there was a net discrete tax benefit of approximately $0.2 million related to a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.6 million benefit for a release of a tax reserve, partially offset by a $2.0 million withholding tax liability on an anticipated Canadian dividend, a $1.4 million tax provision associated with an Irish income tax audit, a $0.5 million tax provision associated with a change in the Company's indefinite reinvestment assertion with respect to its Canadian subsidiary, and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.3 million.  By comparison, during the six-month period ended June 30, 2011, there were no significant discrete items that impacted the tax provision.  No benefit is provided for losses generated in the United States and Ireland due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets which are primarily a result of tax credits and operating loss carryforwards.  The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.   We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies.  FASB ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on our level of deferred tax assets at June 30, 2012 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures.  ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  It also requires the accrual of interest and penalties as applicable on unrecognized tax positions.  At June 30, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $13.9 million, of which $0.1 million would affect our effective tax rate if recognized. At December 31, 2011, our unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect our effective tax rate if recognized.  The increase in our unrecognized tax benefits since December 31, 2011 was the result of a $1.7 million increase related to uncertain tax positions embedded in our domestic tax loss carryforwards.  This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards.  This increase was partially offset by a decrease of $0.6 million related to a reserve release resulting from the closure of a tax examination during the quarter ended March 31, 2012 and a decrease of $0.1 million related to a reserve release resulting from the expiration of the statute of limitations on a foreign tax reserve during the quarter ended June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation products and solutions for audio, film, video, broadcast professionals, as well as artists and musicians. Our audio and video solutions are designed to be extensions of the people using them, so that they amplify creativity, speed production processes and provide the science behind the art of making great creative experiences. We have historically provided our products and solutions to customers in three market segments: Media Enterprises segment, which consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes; Professionals and Post segment, which is composed of individual artists and entities that create audio and video media as a paid service, but who do not distribute media to end consumers on a large scale; and Creative Enthusiasts segment, which is made up of individuals who are music, film or video enthusiasts with varying degrees of involvement in content creation, ranging from casual users to dedicated hobbyists, including amateur musicians, disc jockeys and “prosumers.” As described below, on July 2, 2012, we announced a series of strategic actions, including divestitures of certain of our consumer audio and video product lines, to focus on our Media

Enterprise and Professionals and Post market segments.

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

On July 2, 2012, as a result of a strategic review of Avid's business and the markets we serve, we announced a series of strategic actions that we had initiated to focus on our Media Enterprise and Professionals and Post market segments and to drive improved operating performance. These actions include the divestiture of certain of our consumer focused product lines, a rationalization of our business operations and a reduction in force. We believe that these actions will generate several advantages for us as they will allow us to focus on the Media Enterprise and Professionals and Post market segments, the markets where we expect the highest growth. In addition we expect these actions will reduce complexity of our operations, improve operational efficiencies, and allow us to change our cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

As part of these actions, on July 2, 2012, we announced that we had sold a group of consumer audio products to Numark Industries, L.P. (“Numark”) for approximately $11.8 million and sold a group of consumer video products to Corel Corporation (“Corel”) for approximately $3.0 million. The consumer audio products that were sold include M-Audio brand keyboards, controllers, certain interfaces, speakers and digital DJ equipment and other product lines, as well as certain associated intellectual property, including the M-Audio trademark. We will continue to develop and sell our Pro Tools line of software and hardware, as well as certain associated I/O devices including Mbox and Fast Track. The consumer video products that were sold include the Pinnacle and Avid Studio range of software and hardware. This includes Avid's Studio and Pinnacle Studio desktop editing software and the Avid studio for the iPad as well as legacy video capture offerings and certain associated intellectual property including the Pinnacle trademark. Total revenues for 2011 from these divested product lines was approximately $91.0 million, or 13% of our consolidated net revenues for the year ended December 31, 2011.

Also as part of these actions, on July 2, 2012 we announced a reduction in our work force in line with the strategic shift in our business. The reduction in force due to head count reduction plans and certain employees transferring to the acquiring companies will impact approximately 20% of our permanent employees. We anticipate that we will complete the reduction in force and related actions prior to December 31, 2012. We expect to incur total expenses relating to termination benefits and facility costs associated with the reduction in force and related actions of approximately $20 million to $23 million, which primarily represent cash expenditures. During the quarter ended June 30, 2012, we recorded restructuring charges of approximately $14.9 million under this plan. We expect to take additional charges of $5 million to $8 million in the second half of 2012 mostly related to closure or partial closure of facilities. The proceeds from the divestitures of the consumer product lines are expected to offset most of the cash restructuring charges paid in 2012.

In aggregate, we expect to realize estimated annualized cost savings, excluding product material cost, from both the restructuring actions and the consumer product line divestitures of approximately $80 million. These savings will appear in each of our cost of sales and operating expenses lines in our statement of operations. In addition, since the product material margin from these divested product lines was lower than the average material margin for our ongoing products, we expect overall gross margins to improve in the second half of 2012 and further improve in 2013 due to favorable product mix and our cost reduction efforts.
We remain firmly committed to the professional markets and the devices and control services that support the Media Enterprise and Professionals and Post customers. These strategic actions described above will enable us to focus effectively on our core business as the leading provider of video and audio content-creations and management solutions for these professional markets.

See Note 7, Assets Held-for-Sale, and Note 13, Restructuring Costs and Accruals, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details and the related accounting for these consumer product line divestitures and the 2012 restructuring plan. See also the Results of Operations section below for additional information on revenue from divested product lines and expected trends.

Revisions to Prior Period Amounts

While preparing our financial statements for the three months ended March 31, 2012, we identified and corrected certain errors related to the accounting for an intercompany note made between two of our international subsidiaries that occurred in the fourth quarter of 2007. We determined that we should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, we had understated the provision for income taxes in 2007 and income taxes payable reported on our balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, we are subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.1 million ($0.7 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012, the Company recorded a discrete tax benefit of approximately $3.8 million when it determined that it would repay the intercompany note and file a refund claim for the withholding taxes due (see Note 16). In addition, upon repayment of the intercompany note, we will request a refund from the taxing authority for any penalties paid under a voluntary compliance approach, although there can be no assurance that a refund of the penalties will be obtained.

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), we evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the SEC was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors and other previously unrecorded immaterial errors had been recorded in the three months ended March 31, 2012, we believe the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, we have revised in our Form 10-Q for the period ended March 31, 2012 previously reported financial information for each quarter of 2011 and for the years ended December 31, 2011 and 2010. In addition to correcting these withholding tax errors, we recorded other adjustments to prior period amounts to correct other previously unrecorded immaterial errors. Also, in accordance with SAB 108, we will include this revised financial information when we file subsequent reports on Form 10-Q and Form 10-K or file a registration statement under the Securities Act of 1933, as amended.

The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 have been revised to reflect the effect of the withholding tax errors described above and the other immaterial errors and is presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on these revisions.

The Condensed Consolidated Balance Sheet at December 31, 2011 has been revised to reflect the cumulative effect of the errors described above and other immaterial errors and are presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on these revisions.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net revenues:
Product revenues	78.1%	80.0%	78.5%	81.3%
Services revenues	21.9%	20.0%	21.5%	18.7%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.5%	49.1%	51.3%	48.2%
Gross margin	46.5%	50.9%	48.7%	51.8%
Operating expenses:
Research and development	17.1%	18.8%	17.6%	18.5%
Marketing and selling	27.6%	28.4%	28.9%	27.8%
General and administrative	8.8%	8.8%	9.3%	8.9%
Amortization of intangible assets	0.7%	1.3%	0.8%	1.3%
Restructuring costs (recoveries), net	10.1%	0.1%	5.2%	(0.4)%
Loss on sale of assets	6.3%	0.4%	3.1%	0.2%
Total operating expenses	70.6%	57.8%	64.9%	56.3%
Operating loss	(24.1)%	(6.9)%	(16.2)%	(4.5)%
Interest and other income (expense), net	(0.2)%	(0.4)%	(0.2)%	(0.3)%
Loss before income taxes	(24.3)%	(7.3)%	(16.4)%	(4.8)%
Provision for income taxes, net	0.6%	(0.4)%	0.5%	0.1%
Net loss	(24.9)%	(6.9)%	(16.9)%	(4.9)%

Total net revenues for the three-month period ended June 30, 2012 were $157.4 million, a decrease of $4.4 million compared to the same period in 2011, with revenues from products decreasing by 5.0% and services revenues increasing by 6.5%. During the three months ended June 30, 2012, compared to the same period in 2011, video products revenues increased by $3.4 million and audio products revenues decreased by $7.0 million, while services revenues increased $2.1 million. Total net revenues for the six-month period ended June 30, 2012 were $309.6 million, a decrease of $18.0 million compared to the same period in 2011, with revenues from products decreasing by 8.7% and services revenues increasing by 8.7%. During the six months ended June 30, 2012, compared to the same period in 2011, video products revenues and audio products revenues decreased by $9.7 million and $10.7 million, respectively, while services revenues increased $5.3 million. Included within net revenues for each of the three-month and six-month periods ended June 30, 2012 is approximately $2.8 million for estimated sales returns related to the July 2, 2012 announcement of the divestiture of the consumer audio and consumer video product lines. The decreases in products revenues were largely driven by weakness in sales of our consumer products to creative enthusiast customers, the timing of new product introductions and product transitions. We divested our consumer product lines on July 2, 2012. Excluding the revenues from divested product lines, net revenues from the ongoing business increased 4.7% and were flat for the three-month and six-month periods ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in our services revenues was primarily the result of increased maintenance revenues, driven by new maintenance contracts and strong contract renewal rates. Since 2010, we began to include maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Americas	47%	53%	47%	50%
Europe, Middle East and Africa	39%	34%	38%	37%
Asia-Pacific	14%	13%	15%	13%

Our gross margin percentage for the three-month and six-month periods ended June 30, 2012 decreased to 46.5% and 48.7%,

respectively, compared to 50.9% and 51.8%, respectively, for the same period in 2011. This change was driven by a decrease in products gross margin percentage to 47.1% and 48.0% for the three-month and six-month periods ended June 30, 2012, respectively, compared to 50.6% and 52.0% for the three-month and six-month periods ended June 30, 2011, respectively. These decreases were partially offset by increases in services gross margin percentage to 58.4% and 59.4% for the three-month and six-month periods ended June 30, 2012, compared to 54.5% and 53.1% for the three-month and six-month periods ended June 30, 2011. The decrease in our products gross margin percentage for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, was largely driven by the decrease in our products revenues on relatively fixed costs for manufacturing and logistics, a shift in product mix weighted toward some lower margin products and the initiation of incentive promotions to sell certain of our older products that are at end of life or transitioning to new versions. As a result of the consumer product line divestitures and cost reduction efforts, we expect overall gross margins to improve in the second half of 2012. The increase in our services gross margin percentage for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, was largely driven by the increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training.

For the three-month period ended June 30, 2012, we incurred a net loss of $39.2 million, compared to a net loss of $11.1 million for the same period in 2011. The increase in net loss was largely a result of our 2012 restructuring plan and loss on assets held-for-sale for the consumer product line divestitures announced on July 2, 2012. The net loss for the three months ended June 30, 2012 included charges of $1.7 million for acquisition-related intangible asset amortization; restructuring costs of $18.5 million; and loss on assets held-for-sale of $10.0 million. The net loss for the three months ended June 30, 2011 included $2.8 million for acquisition-related intangible asset amortization, partially offset by restructuring recoveries of $0.2 million.

During October 2011, we committed to a restructuring plan, the 2011 Plan, intended to improve operational efficiencies. Actions under the 2011 Plan included a reduction in force of approximately 190 employees and the closure of our facility in Irwindale, CA. These actions were intended to allow us to continue to invest in our core businesses, as well as shift some resources into areas of the business that we believe offer us better revenue growth potential. During 2011, we recorded restructuring charges of $9.1 million related to severance costs and $0.5 million related to the Irwindale closure. During the three months ended June 30, 2012, we recorded restructuring revisions of approximately $0.2 million for reductions of the estimated severance obligations. To date, total restructuring charges of approximately $9.8 million have been recorded under the 2011 Plan, and no further restructuring actions are anticipated under this plan.

At June 30, 2012, our cash balance was $59.4 million, an increase of $26.5 million from December 31, 2011, and we had no borrowings against our lines of credit. We continue to see reductions in our inventory balances and, at June 30, 2012, our days sales outstanding in accounts receivable was 51 days, which is consistent with historical levels.

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

We believe that our critical accounting policies are those related to revenue recognition and allowances for product returns and exchanges; stock-based compensation; the valuation of business combinations, goodwill and intangible assets; divestitures; and income tax assets and liabilities. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. Our critical accounting policies may be found in our 2011 Annual Report on Form 10-K in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates”, except for our critical accounting policy on divestitures, which is included below.

Divestitures
In accordance with FASB ASC No. 360, Property, Plant, and Equipment, we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale. As discussed in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we completed the sales of the consumer audio and consumer video product lines in the third quarter of 2012. Assets with a fair value of $14.8 million, less costs to sell of $1.9 million, were classified as held-for-sale in our consolidated balance sheet as of June 30, 2012.
When we measure the gain (loss) on sale of a disposal group that is part of a reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business. If the disposal group is considered a business, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining. We determined that the consumer audio and consumer video product lines each constituted a business; therefore, the estimated loss on assets held-for-sale of each of these businesses includes an allocation of $6.4 million and $1.6 million, respectively, of goodwill from our single reporting unit. Even though it was determined that the consumer audio and consumer video product lines constituted a business, we concluded that these businesses did not represent a component of our company that would require the presentation of the divestiture as discontinued operations. We made this determination based on the fact that the consumer audio and consumer video product lines do not have operations or cash flows that are clearly distinguishable and largely independent from the rest of our single reporting unit.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Revised)
Video products revenues	$67,865	$3,379	5.2%	$64,486
Audio products revenues	58,009	(6,993)	(10.8)%	65,002
Less allowances related to divestitures	(2,848)	(2,848)	(100.0)%	—
Products revenues	123,026	(6,462)	(5.0)%	129,488
Services revenues	34,405	2,110	6.5%	32,295
Total net revenues	$157,431	$(4,352)	(2.7)%	$161,783

Net Revenues for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Revised)
Video products revenues	$121,287	$(9,709)	(7.4)%	$130,996
Audio products revenues	124,525	(10,713)	(7.9)%	135,238
Less allowances related to divestitures	(2,848)	(2,848)	(100.0)%	—
Products revenues	242,964	(23,270)	(8.7)%	266,234
Services revenues	66,607	5,306	8.7%	61,301
Total net revenues	$309,571	$(17,964)	(5.5)%	$327,535

Net Revenues of Divested Consumer Product Lines
(dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Divested consumer video products revenues	$2,310	$7,532	$6,679	$16,311
Divested consumer audio products revenues	11,392	16,939	24,276	33,197
Total revenues from divested product lines	$13,702	$24,471	$30,955	$49,508
Revenues from on-going product lines	$143,729	$137,312	$278,616	$278,027
Total net revenues	$157,431	$161,783	$309,571	$327,535

Video Products Revenues

Video products revenues increased $3.4 million, or 5.2%, for the three-month period ended June 30, 2012 compared to the same period in 2011, and decreased $9.7 million, or 7.4%, for the six-month period ended June 30, 2012 compared to the same period in 2011. Revenues from our professional video-editing solutions and our consumer video-editing products decreased during each of these periods. Revenues from our storage and workflow solutions and broadcast newsroom products increased during each of these periods. For the six-month period ended June 30, 2012, our professional video-editing solutions unit sales increased by more than 30%, but revenues decreased as a result of an overall shift from hardware-based to software-only solutions that have significantly lower unit prices. The 2011 period benefited from successful video-editing hardware upgrade promotions. We experienced a decrease in our consumer video-editing revenues due to lower unit sales as a result of continued weakness in the consumer video-editing market in the 2012 period. We divested our consumer video-editing product lines on July 2, 2012. Video products revenues increased in Europe, decreased in the Americas and remained relatively flat in the Asia-Pacific region during the three-month period ended June 30, 2012, compared to the same period in 2011. For the six-month period ended June 30, 2012, video product revenues decreased in the Americas, and increased in the Europe and Asia-Pacific regions, compared to the same period in 2011.

Audio Products Revenues

The $7.0 million, or 10.8%, decrease and $10.7 million, or 7.9%, decrease in our audio products revenues for the three-month and six-month periods ended June 30, 2012, respectively, compared to the same periods in 2011, were largely the result of decreased revenues from our audio consumer products, partially offset by increased revenues from our Pro Tools HD solutions. We continued to see decreases in revenues from our audio consumer business, which include speakers, MIDI controllers and several of our recording and I/O product lines. We divested certain of our consumer audio product lines on July 2, 2012. During the first six months of 2012, we experienced strong demand for our high-end Pro Tools HD solutions and the associated HDX hardware introduced in the fourth quarter of 2011. Revenues from live-sound systems continued to be strong on increased volumes. Audio products revenues decreased in Europe and the Americas and increased in the Asia-Pacific region during the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. The $2.1 million, or 6.5%, increase and $5.3 million, or 8.7%, increase in services revenues for three-month and six-month periods ended June 30, 2012, respectively, compared to the same periods in 2011, were primarily the result of increased maintenance revenues, driven by new maintenance contracts and strong contract renewal rates. Since 2010, we began to bundle maintenance contracts with certain product sales. While this has had a positive effect on our current maintenance revenues, the effect on future maintenance revenues will depend on the level of renewal rates on these contracts. Services revenues increased in all regions during the three-month period ended June 30, 2012, compared to the same period in 2011.

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

Costs of Revenues for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Revised)
Cost of products revenues	$66,642	$2,618	4.1%	$64,024
Cost of services revenues	14,325	(381)	(2.6)%	14,706
Amortization of intangible assets	644	(41)	(6.0)%	685
Restructuring costs	2,633	2,633	100.0%	—
Total cost of revenues	84,244	4,829	6.1%	79,415

Gross profit	$73,187	$(9,181)	(11.1)%	$82,368

Costs of Revenues for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Revised)
Cost of products revenues	$127,850	$(38)	—%	$127,888
Cost of services revenues	27,042	(1,718)	(6.0)%	28,760
Amortization of intangible assets	1,294	(57)	(4.2)%	1,351
Restructuring costs	2,633	2,633	100.0%	—
Total cost of revenues	158,819	820	0.5%	157,999

Gross profit	$150,752	$(18,784)	(11.1)%	$169,536

Gross Margin Percentage

Gross margin percentage fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives, and currency exchange-rate fluctuations. Gross margin was negatively impacted during the first half of 2012 due to lower margins on consumer video and audio products, as well as additional sales and returns allowances directly attributed to those divested businesses. Service gross margins improved in 2012 periods. We expect to see improvements in gross margin for the second half of 2012 as a result of the consumer product line divestitures.

Gross Margin % for the Three Months Ended June 30, 2012 and 2011
	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Revised)
Products	47.1%	(3.5)%	50.6%
Services	58.4%	3.9%	54.5%
Total	46.5%	(4.4)%	50.9%

Gross Margin % for the Six Months Ended June 30, 2012 and 2011
	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Revised)
Products	48.0%	(4.0)%	52.0%
Services	59.4%	6.3%	53.1%
Total	48.7%	(3.1)%	51.8%

The decreases in our products gross margin percentage for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, were largely driven by the decrease in our products revenues on relatively fixed costs for manufacturing and logistics and the initiation of incentive promotions to sell certain of our older products that are at end of life or transitioning to new versions.

The increases in our services gross margin percentage for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, were driven by the increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training. As mentioned previously, during 2010 we began to bundle maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Revised)
Research and development expenses	$26,896	$(3,557)	(11.7)%	$30,453
Marketing and selling expenses	43,454	(2,413)	(5.3)%	45,867
General and administrative expenses	13,905	(314)	(2.2)%	14,219
Amortization of intangible assets	1,105	(1,056)	(48.9)%	2,161
Restructuring costs (recoveries), net	15,841	15,679	9,678.4%	162
Loss on sales of assets	9,951	9,354	1,566.8%	597
Total operating expenses	$111,152	$17,693	18.9%	$93,459

Operating loss	$(37,965)	$(26,874)	(242.3)%	$(11,091)

Operating Expenses and Operating Loss for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Revised)
Research and development expenses	$54,377	$(6,049)	(10.0)%	$60,426
Marketing and selling expenses	89,380	(1,537)	(1.7)%	90,917
General and administrative expenses	28,796	(423)	(1.4)%	29,219
Amortization of intangible assets	2,717	(1,589)	(36.9)%	4,306
Restructuring costs (recoveries), net	16,009	17,323	1,318.3%	(1,314)
Loss on sales of assets	9,699	9,102	1,524.6%	597
Total operating expenses	$200,978	$16,827	9.1%	$184,151

Operating loss	$(50,226)	$(35,611)	(243.7)%	$(14,615)

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $3.6 million and $6.0 million, or 11.7% and 10.0%, during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. As a result of the Company's cost reduction plans and the divestiture of the consumer product lines, we expect further reductions in research and development expenses for the second half of 2012.

Change in Research and Development Expenses for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(2,476)	(13.6)%
Computer hardware and supplies expenses	(674)	(48.9)%
Facilities and information technology infrastructure costs	(188)	(3.9)%
Consulting and outside services	(227)	(5.3)%
Other expenses	8	0.5%
Total research and development expenses decrease	$(3,557)	(11.7)%

Change in Research and Development Expenses for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(4,402)	(12.1)%
Computer hardware and supplies expenses	(1,182)	(47.2)%
Facilities and information technology infrastructure costs	(379)	(3.9)%
Consulting and outside services	97	1.1%
Other expenses	(183)	(5.5)%
Total research and development expenses decrease	$(6,049)	(10.0)%

The decrease in personnel-related expenses for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, primarily resulted from employee headcount reductions and the related increased use of offshore third-party development resources. The decreases in computer hardware and supplies expenses and facilities and information technology infrastructure costs were related to new product development projects in the first quarter of 2011 that were not present in the 2012 period, as well as the lower headcount in the 2012 period. R&D expenses as a percentage of revenues were 17.1% and 17.6% in the three and six-month periods ended June 30, 2012, respectively, compared to 18.8% and 18.4% in the three and six-month periods ended June 30, 2011, respectively, as the effect of the decrease in expenses in 2012 was offset by the effect of the decrease in revenues in the same period.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs were down $2.4 million and $1.5 million, or 5.3% and 1.7%, during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. During the quarter ended June 30, 2012 there was a reduction in Marketing and Selling Expenses of $1.1 million due to the forfeiture of performance based options and restricted stock units offset by the acceleration of certain time based stock options and restricted stock unit awards. As a result of the Company's cost reduction plans and the divestiture of the consumer products lines, we expect further reductions of marketing and selling expenses in the second half of 2012.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 Increase (Decrease) From 2011
	$	%
Consulting and outside services	$122	2.5%
Travel-related expenses	(450)	(8.5)%
Foreign exchange losses	716	176.9%
Bad debt expenses	(302)	(95.2)%
Personnel-related expenses	(2,916)	(8.1)%
Tradeshow and other promotional expenses	87	2.1%
Other expenses	330	8.0%
Total marketing and selling expenses decrease	$(2,413)	(5.3)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 Increase (Decrease) From 2011
	$	%
Consulting and outside services	$1,787	20.4%
Travel-related expenses	148	1.5%
Foreign exchange losses	1,006	175.8%
Bad debt expenses	(144)	(175.2)%
Personnel-related expenses	(4,224)	(5.8)%
Tradeshow and other promotional expenses	(241)	(3.1)%
Other expenses	131	1.7%
Total marketing and selling expenses decrease	$(1,537)	(1.7)%

The higher consulting and outside services costs for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, resulted from our increased investment in marketing and selling activities designed to capture incremental revenues. The decrease in bad debt expenses is due to improved aging of accounts receivable balances. The decrease in personnel-related expenses was the result of decreased salary expense on lower headcount. During the six-month period ended June 30, 2012, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.4 million, compared to gains of $0.5 million in the 2011 period, resulting in a $1.0 million change in the offset to expense. Marketing and selling expenses as a percentage of revenues were 27.6% and 28.9% in the three and six-month periods ended June 30, 2012, respectively, compared to 28.4% and 27.8% in the three and six-month periods ended June 30, 2011, respectively, as a result of impact of the decreased revenues for the 2012 period and the increased marketing investments in 2012 as described above.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses were relatively flat in both the three and six-month periods ended June 30, 2012 compared to the corresponding periods in 2011. With the Company's cost reduction plans and the divestiture of the consumer business lines, we expect general and administrative expenses to decline in the second half of 2012.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(713)	(8.8)%
Consulting and outside services expenses	150	6.1%
Facilities and information technology infrastructure costs	243	9.7%
Other expenses	6	0.6%
Total general and administrative expenses decrease	$(314)	(2.2)%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(1,994)	(12.0)%
Consulting and outside services expenses	1,058	20.3%
Facilities and information technology infrastructure costs	568	11.4%
Other expenses	(55)	(2.3)%
Total general and administrative expenses decrease	$(423)	(1.4)%

The decrease in personnel-related costs for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, was primarily the result of decreased salary expense on lower headcount and lower stock-based compensation expense. The increase in consulting and outside services costs was primarily the result of increased audit and other professional fees for outside services. The increase in facilities and information technology infrastructure costs was primarily the result of higher software maintenance costs, primarily related to new software applications designed to improve our business planning processes. General and administrative expenses as a percentage of revenues increased to 9.3% in the six months ended June 30, 2012, from 8.9% in the corresponding 2011 period, primarily as a result of the impact of the decrease in revenues for the 2012 periods.

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

Change in Amortization of Intangible Assets for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 Decrease From 2011
	$	%
Amortization of intangible assets recorded in cost of revenues	$(36)	(5.3)%
Amortization of intangible assets recorded in operating expenses	(1,056)	(48.9)%
Total amortization of intangible assets	$(1,092)	(38.4)%

Change in Amortization of Intangible Assets for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012 Decrease From 2011
	$	%
Amortization of intangible assets recorded in cost of revenues	$(57)	(4.2)%
Amortization of intangible assets recorded in operating expenses	(1,589)	(36.9)%
Total amortization of intangible assets	$(1,646)	(29.1)%

The decrease in amortization of intangible assets recorded in operating expenses during the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, was primarily the result of the completion during the first quarter of 2012 of the amortization of certain intangible assets related to our 2005 acquisition of Pinnacle Systems, Inc., as well as the completion of the amortization of an intangible asset related to our 2006 acquisition of Medea Corporation.

The unamortized balance of the identifiable intangible assets related to all acquisitions was approximately $11.0 million at June 30, 2012. We expect amortization of these intangible assets to be approximately $3 million during the remainder of 2012, $4 million in 2013, $2 million in 2014, $1 million in 2015 and $1 million in 2016. See Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding identifiable intangible assets related to acquisitions.

Restructuring Costs (Recoveries), Net

2012 Restructuring Plan

On July 2, 2012, in connection with the announcement of various strategic actions, we announced the 2012 Plan, intended to improve operational efficiencies. Actions under the 2012 Plan included the elimination of approximately 20% of the Company's permanent employees and the closure or partial closure of certain facilities. During the three months ended June 30, 2012, the Company recorded restructuring charges of $14.6 million related to severance costs and $0.3 million related to facility costs, respectively, in connection with the 2012 Plan. The Company expects to complete all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, we committed to the 2011 Plan, which was intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of our facility in Irwindale, California. During 2011, we recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended June 30, 2012, we recorded restructuring revisions of approximately $0.2 million for reductions of the estimated severance obligations. To date, total restructuring charges of approximately $10 million have been recorded under the 2011 Plan, and no further restructuring actions are anticipated under this plan.

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with our strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, we recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, we revised our previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million resulting from the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, we also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended June 30, 2012, we recorded additional facilities restructuring charges of approximately $0.2 million for a revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $10 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under this plan.

During 2010, we also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges totaling $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the three months ended June 30, 2012, we recorded additional facilities restructuring charges of approximately $0.2 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan, that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, we recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for facilities closures, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the three months ended June 30, 2012, we recorded additional restructuring charges of $0.5 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Income (Expense)	$	%	Income (Expense) (Revised)
Interest income	$14	$5	55.6%	$9
Interest expense	(405)	189	31.8%	(594)
Other income (expense), net	12	72	120.0%	(60)
Total interest and other income (expense), net	$(379)	$266	41.2%	$(645)

Interest and Other Income (Expense) for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Income (Expense)	$	%	Income (Expense) (Revised)
Interest income	$115	$47	69.1%	$68
Interest expense	(720)	296	29.1%	(1,016)
Other income (expense), net	32	29	966.7%	3
Total interest and other income (expense), net	$(573)	$372	39.4%	$(945)

The change in interest and other income (expense), net for the three-month and six-month periods ended June 30, 2012, compared to the same periods in 2011, was primarily the result of decreased interest expense related to our revolving credit facilities due to lower average outstanding borrowings as a result of lower borrowing levels in the 2012 periods, as well as the increase in interest income. We expect our interest expense for 2012 to decrease from the 2011 levels, but that could change depending on the level of our 2012 borrowings.

PROVISION FOR INCOME TAXES, NET

Provision for Income Taxes, Net for the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Provision	$	%	Provision (Revised)
Provision for income taxes, net	$903	$1,493	(253.1)%	$(590)

Provision for Income Taxes, Net for the Six Months Ended June 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Provision	$	%	Provision (Revised)
Provision for income taxes, net	$1,426	$1,059	288.6%	$367

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 3% and 2%, respectively, for the six months ended June 30, 2012 and 2011. Our provision for income taxes for the 2012 period increased by approximately $1.1 million from the 2011 period, primarily as a result of changes in the jurisdictional mix of earnings and increased profits in our foreign jurisdictions in which we record a tax provision. During the six-month period ended June 30, 2012, there was a net discrete tax benefit of approximately $0.2 million related to a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.6 million benefit for a release of a tax reserve, partially offset by a $2.0 million withholding tax liability on an anticipated Canadian dividend, a $1.4 million tax provision associated with an Irish income tax audit, a $0.5 million tax provision associated with a change in the Company's indefintie reinvestment assertion with respect to its Canadian subsidiary, and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.3 million. By comparison, during the six-month period ended June 30, 2011, there were no significant discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and Ireland due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets which are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. FASB ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at June 30, 2012 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At June 30, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $13.9 million, of which $0.1 million would affect our effective tax rate if recognized. At December 31, 2011, our unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2011 was the result of a $1.7 million increase related to uncertain tax positions embedded in our domestic tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards. This increase was partially offset by a decrease of $0.6 million related to a reserve release resulting from the closure of a tax examination during the quarter ended March 31, 2012 and a decrease of $0.1 million related to a reserve release resulting from the expiration of the statute of limitations on a foreign tax reserve during the quarter ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented since the fourth quarter of 2010 with borrowings under our credit facilities. At June 30, 2012 and December 31, 2011, our principal sources of liquidity included cash and cash equivalents totaling $59.4 million and $32.9 million, respectively, and available borrowings under our credit facilities as discussed below. At June 30, 2012, the cash available in our foreign subsidiaries totaled approximately $44.0 million. Generally, we do not have any plans to repatriate these earnings because the underlying cash is required to fund the ongoing foreign operations. The additional taxes that might be payable upon repatriation of foreign earnings are not significant. We are planning to repatriate a dividend from our Canadian subsidiary which should not significantly impact the cash in foreign subsidiaries. At June 30, 2012, all related estimated tax provisions and liabilities have been recorded.

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

During the six months ended June 30, 2012, our U.S. operations borrowed and repaid $1.0 million under the credit line. During the three-month period ended June 30, 2012 and at June 30, 2012, we had no outstanding borrowings under the credit facilities. At June 30, 2012, Avid Technology, Inc. and Avid Europe had letters of credit guaranteed under the credit facilities of $3.7 million and $3.2 million, respectively, and available borrowings under the credit facilities of approximately $31.3 million and $13.9 million, respectively, after taking into consideration outstanding letters of credit and liquidity covenants. At June 30, 2012, we were in compliance with all covenants under the credit facilities. We may borrow against the line of credit to cover short-term cash requirements during 2012 as may be required to meet the funding needs of our business.

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

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011 (Revised)
Net cash provided by (used in) operating activities	$32,332	$(14,084)
Net cash used in investing activities	(5,398)	(6,254)
Net cash provided by financing activities	80	14,349
Effect of foreign currency exchange rates on cash and cash equivalents	(486)	764
Net increase (decrease) in cash and cash equivalents	$26,528	$(5,225)

Cash Flows from Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities primarily reflected changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in deferred revenues. For the six months ended June 30, 2011, net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and a decrease in accrued compensation and benefits, partially offset by an increase in deferred revenues and a decrease in accounts receivable. The 2011 period changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense.

Accounts receivable decreased by $15.1 million to $89.2 million at June 30, 2012 from $104.3 million at December 31, 2011.

These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 51 days at June 30, 2012 and December 31, 2011. Our accounts receivable aging at June 30, 2012 is within historical ranges, and we believe our consistent DSO is the result of the timing of revenue recognition and customer payment receipts.

Inventories decreased by $34.4 million to $77.0 million at June 30, 2012 from $111.4 million at December 31, 2011. These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. The decrease in inventories at June 30, 2012 was the result of a $10.8 million reclassification to assets held-for-sale related to our July 2, 2012 consumer product line divestitures, and our continued efforts to better optimize our supply chain through the use of improved systems and processes to better balance demand and supply. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $3.5 million to $39.0 million at June 30, 2012 from $42.5 million at December 31, 2011. This decrease is primarily the result of decreased purchases and the related timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, increased by $5.6 million to $72.4 million at June 30, 2012 from $66.9 million at December 31, 2011. This increase was largely related to the July 2, 2012 employee-related restructuring charges, offset by the decreased accruals for payroll and other compensation, primarily due to payments in the second quarter of 2012 for 2011 bonuses, as well as lower accrued commissions and lower accrued benefits, associated with a change in medical plans. At June 30, 2012, we had restructuring accruals of $15.9 million and $5.7 million related to severance and lease obligations, respectively, including $2.9 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $8.3 million at June 30, 2012. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2017, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $5.8 million during the six months ended June 30, 2012. All payments related to restructuring actions are expected to be funded through working capital. See Note 13 of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the activity in the restructuring costs and accruals during the six months ended June 30, 2012.

Deferred revenues, including long-term amounts, increased by $13.2 million to $68.3 million at June 30, 2012, from $55.1 million at December 31, 2011. This increase was largely the result of an increase in deferrals related to maintenance obligations, resulting from an increase in new maintenance contracts and the timing of contract renewals, as well as deferrals for other contract obligations.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, the net cash flow used in investing activities reflected $5.2 million used for the purchase of property and equipment. For the six months ended June 30, 2011, the net cash flow used in investing activities primarily reflected $6.1 million used for the purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, the net cash flow provided by financing activities primarily reflected proceeds related to the issuance of common stock under stock incentive plans and employee stock purchase plan. During the six months ended June 30, 2012, our U.S. operations borrowed $1.0 million under our revolving credit facilities to meet certain short-term cash requirements, all of which was repaid during the period. We may borrow against the line of credit from time to time to cover short term cash requirements during 2012.

For the six months ended June 30, 2011, the net cash flow provided by financing activities primarily reflected proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by payments associated with tax withholding obligations resulting from the issuance of common stock under stock incentive plans. Also, during the six months ended June 30, 2011, our U.S. operations borrowed $21.0 million and repaid $8.0 million under our revolving credit facilities to meet certain short-term cash requirements.

Fair Value Measurements

We value our cash and cash equivalents using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Note 4 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure of the fair values and the inputs used to determine the fair values of our financial assets and financial liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will adopt this ASU for the year ending December 31, 2013. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application was required. We adopted this ASU on January 1, 2012. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities.

At June 30, 2012, we had foreign currency forward contracts outstanding with an aggregate notional value of $75.5 million, denominated in the euro, British pound, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At June 30, 2012, the fair value of the foreign currency forward contracts was $0.4 million, representing a net unrealized loss consisting of a net unrealized loss of $0.4 million from contracts that matured on, but were unsettled at June 30, 2012, and an immaterial mark-to-market net unrealized gain from contracts with maturity dates after June 30, 2012. For the six months ended June 30, 2012, net losses of $0.4 million resulting from forward contracts and $0.1 million of net transaction and remeasurement gains on the related assets and liabilities were included in our marketing and selling expenses.

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

Interest Rate Risk

At June 30, 2012, we held $59.4 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At June 30, 2012, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three months ended March 31, 2012, we identified withholding tax errors (the “withholding errors”) related to an intercompany loan made in 2007 between two of our international subsidiaries. We corrected the withholding errors and other immaterial errors in the consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and are correcting these errors in our prior period consolidated financial statements when they are contained in our future periodic reports, including this Quarterly Report on Form 10-Q. The impact of the withholding errors and other immaterial errors on our prior period consolidated financial statements was not material. We had previously identified internal control deficiencies in our assessment of internal control over financial reporting as of December 31, 2011, which were not fully remediated as of March 31, 2012 or June 30, 2012 (the “unremediated deficiencies”). The unremediated deficiencies, taken together with an additional deficiency related to the withholding errors, pertain primarily to the review, analysis and documentation of key accounting and tax estimates, assumptions and judgments related to inventory, revenue and related reserves, stock-based compensation, certain accruals and income taxes. We concluded that, when aggregated, the deficiencies at March 31, 2012 and June 30, 2012 represented a material weakness and, accordingly, our internal control over financial reporting was ineffective at those dates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have developed a remediation plan to address the material weakness and the individual underlying control deficiencies identified. While not fully implemented, many elements of this plan were in process prior to June 30, 2012. As of June 30, 2012, the material weakness has not yet been remediated and we continue to execute our remediation plan, which includes hiring additional experienced accounting personnel, creating new control procedures, modifying existing control procedures and expanding training for our accounting personnel. As of June 30, 2012 we continue to monitor progress on this remediation plan.

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

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2012, and that they continue not to be effective as of June 30, 2012. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

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

As disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to a material weakness in our internal control over financial reporting. If we fail to successfully remediate this material weakness, the market's confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.  For a discussion of this material weakness, please see Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

If we do not realize the expected benefits from the sale of our consumer audio and video product lines and the reduction in workforce announced in July 2012, our financial condition and operating results could be adversely affected.

On July 2, 2012, we announced that we had initiated a series of strategic actions to focus on our Media Enterprise and Professionals and Post customers and to drive improved operating performance.  These actions included the divestiture of certain of our consumer product lines and a reduction in force of approximately 20%, including employees being transferred as part of the divestitures. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from such actions or that such actions will not interfere with our ability to achieve our business objectives.  If we are unable to realize the expected financial benefits and operational efficiencies from these actions, our financial condition and operating results could be adversely affected.

The divestiture of our consumer product lines could impact our ability to sell our professional products through retail sales channels through which we also historically sold the divested consumer products, which could impact our operating results.

Following the divestiture of certain of our consumer product lines, we continue to have a presence in retail because our professional-level products are offered through specialty retail stores.   Our ability to continue to sell our professional products through certain retail sales channels may be impaired because we will sell fewer types of products and fewer units through those channels, impacting retailers' willingness to carry our professional-level products.  If we were unable to sell our professional products through retail sales channels, our operating results could be adversely affected.

ITEM 5.	OTHER INFORMATION

As of August 11, 2012, Ken Sexton, the Company's Principal Financial Officer, will also function as the Company's Principal Accounting Officer.

ITEM 6.	EXHIBITS

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Ken Sexton
	Name: Title:	Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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