Form 10-Q
period 2012-09-30
AVID TECHNOLOGY, INC.
filed 2012-11-09
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
__________________
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 5, 2012 was 38,925,247.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net revenues:
Products	$89,071	$131,655	$334,882	$397,889
Services	36,297	33,043	102,905	94,343
Recoveries (allowances) related to divestitures	1,807	—	(1,041)	—
Total net revenues	127,175	164,698	436,746	492,232

Cost of revenues:
Products	43,784	60,063	171,633	187,952
Services	15,107	15,586	42,149	44,346
Amortization of intangible assets	634	684	1,928	2,036
Restructuring costs	528	—	3,161	—
Total cost of revenues	60,053	76,333	218,871	234,334
Gross profit	67,122	88,365	217,875	257,898

Operating expenses:
Research and development	23,099	28,960	77,474	89,386
Marketing and selling	36,629	45,395	126,017	136,312
General and administrative	10,542	13,518	39,338	42,737
Amortization of intangible assets	782	2,159	3,499	6,465
Restructuring costs, net	12,674	2,707	28,683	1,392
(Gain) loss on sales of assets	(206)	—	9,493	597
Total operating expenses	83,520	92,739	284,504	276,889

Operating loss	(16,398)	(4,374)	(66,629)	(18,991)

Interest income	49	10	164	78
Interest expense	(404)	(556)	(1,124)	(1,572)
Other income, net	37	43	69	46
Loss before income taxes	(16,716)	(4,877)	(67,520)	(20,439)
Provision for income taxes, net	672	2,672	2,097	3,039
Net loss	$(17,388)	$(7,549)	$(69,617)	$(23,478)

Net loss per common share – basic and diluted	$(0.45)	$(0.20)	$(1.80)	$(0.61)

Weighted-average common shares outstanding – basic and diluted	38,859	38,511	38,767	38,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net loss	$(17,388)	$(7,549)	$(69,617)	$(23,478)

Other comprehensive (loss) income:
Net change in defined benefit plan	—	—	—	143
Foreign currency translation adjustments, net of taxes	2,621	(8,211)	1,435	(687)

Comprehensive loss	$(14,767)	$(15,760)	$(68,182)	$(24,022)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2012	December 31, 2011 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$71,359	$32,855
Accounts receivable, net of allowances of $14,663 and $15,985 at September 30, 2012 and December 31, 2011, respectively	75,074	104,305
Inventories	80,435	111,397
Deferred tax assets, net	1,475	1,480
Prepaid expenses	7,616	7,652
Other current assets	16,303	14,405
Total current assets	252,262	272,094
Property and equipment, net	43,825	53,487
Goodwill	238,553	246,592
Intangible assets, net	9,637	18,524
Other assets	9,689	11,568
Total assets	$553,966	$602,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,307	$42,533
Accrued compensation and benefits	22,706	31,750
Accrued expenses and other current liabilities	41,897	35,108
Income taxes payable	8,972	8,950
Deferred revenues	58,180	45,768
Total current liabilities	168,062	164,109
Long-term liabilities	36,581	27,885
Total liabilities	204,643	191,994

Contingencies (Note 11)

Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,025,640	1,019,200
Accumulated deficit	(606,915)	(532,477)
Treasury stock at cost, net of reissuances	(76,686)	(82,301)
Accumulated other comprehensive income	6,861	5,426
Total stockholders’ equity	349,323	410,271
Total liabilities and stockholders’ equity	$553,966	$602,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011 (Revised)
Cash flows from operating activities:
Net loss	$(69,617)	$(23,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,905	23,540
(Recovery from) provision for doubtful accounts	(101)	534
Non-cash provision for restructuring	4,950	258
Non-cash provision for allowances for divestiture	1,041	—
Loss on sales of assets	9,745	597
Gain on disposal of fixed assets	(257)	(10)
Compensation expense from stock grants and options	7,074	11,835
Non-cash interest expense	220	228
Foreign currency transaction losses	1,211	3,988
Changes in deferred tax assets and liabilities, excluding initial effects of acquisitions	823	(4)
Changes in operating assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	28,201	8,754
Inventories	16,995	(18,587)
Prepaid expenses and other current assets	(2,705)	631
Accounts payable	(6,247)	(12,026)
Accrued expenses, compensation and benefits and other liabilities	2,351	(25,830)
Income taxes payable	84	(146)
Deferred revenues	16,282	15,701
Net cash provided by (used in) operating activities	30,955	(14,015)

Cash flows from investing activities:
Purchases of property and equipment	(6,659)	(8,862)
Proceeds from sales of assets	13,309	—
Decrease (increase) in other long-term assets	191	(511)
Net cash provided by (used in) investing activities	6,841	(9,373)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	160	1,753
Proceeds from revolving credit facilities	14,000	21,000
Payments on revolving credit facilities	(14,000)	(8,000)
Net cash provided by financing activities	160	14,753

Effect of exchange rate changes on cash and cash equivalents	548	(495)
Net increase (decrease) in cash and cash equivalents	38,504	(9,130)
Cash and cash equivalents at beginning of period	32,855	42,782
Cash and cash equivalents at end of period	$71,359	$33,652

Supplemental information:
Cash paid for income taxes, net of refunds	$4,073	$2,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2011 (Revised) was derived from the Company's audited consolidated financial statements and revised for errors as described below, but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements for, and as of, the year ended December 31, 2011 in its 2011 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K, as well as the condensed consolidated financial statements in the Form 10-Q for the period ended March 31, 2012 as it pertains to the "Revised Prior Period Amounts" section below. Certain prior period amounts disclosed in these condensed consolidated financial statements have also been reclassified to conform to the current year presentation. None of these reclassifications or changes in presentation is considered material.

The Company's preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates reflected in these condensed consolidated financial statements include revenue recognition, stock-based compensation, accounts receivable and sales allowances, inventory valuation, goodwill and intangible asset valuations, loss on assets held-for-sale, fair value measurements, restructuring charges and income tax asset valuation allowances. Actual results could differ from the Company's estimates.

The Company evaluated subsequent events through the date of issuance of these financial statements and no recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

Divestiture of Consumer Audio and Video Businesses and 2012 Restructuring Plan

On July 2, 2012, the Company announced a series of strategic actions that it initiated that allowed it to focus on its Media Enterprise and Post and Professionals market segments and to drive improved operating performance. These strategic actions include the divestiture of certain of the Company's consumer focused product lines, a rationalization of the business operations and a reduction in force.
As part of these actions, on July 2, 2012, the Company sold a group of consumer audio products to Numark Industries, L.P. (“Numark”) for approximately $11.8 million and sold a group of consumer video products to Corel Corporation (“Corel”) for approximately $3.0 million. The consumer audio products that were sold include M-Audio brand keyboards, controllers, certain interfaces, speakers and digital DJ equipment and other product lines, as well as certain associated intellectual property, including the M-Audio trademark. Avid will continue to develop and sell its Pro Tools line of software and hardware, as well as certain associated I/O devices including Mbox and Fast Track. The consumer video products that were sold include the Pinnacle and Avid Studio range of software and hardware. This includes Avid Studio and Pinnacle Studio desktop editing software and the Avid studio for the iPad as well as legacy video capture offerings and certain associated intellectual property including the Pinnacle trademark. Total revenues for 2011 from these divested product lines were approximately $93.5 million, or 14% of the Company's consolidated net revenues for the year ended December 31, 2011 (Revised).
On July 2, 2012, as part of the announcement of strategic actions, the Company announced a restructuring plan (the “2012 Plan”) intended to improve operational efficiencies. Actions under the 2012 Plan included a reduction in force and the closure or partial closure of certain facilities. Together, the transfer of employees to Corel and Numark as part of the divestitures and the reduction in force have reduced the Company's permanent employee headcount by approximately 330 positions. The Company anticipates that it will complete all actions under the 2012 Plan prior to the year ending December 31, 2012. The Company expects to incur total expenses relating to termination benefits, facility and other costs associated with the reduction in force and related actions of approximately $25.1 million, which primarily represent cash expenditures. During the quarter ended September 30, 2012, the

Company recorded restructuring charges of approximately $10.2 million under this plan.
See Note 7, Divestitures, and Note 13, Restructuring Costs and Accruals, for further details and the related accounting for these consumer product line divestitures and the 2012 Plan. See also Notes 4, 5, 6, 9 and 12 for other disclosures related to these divestitures and restructuring plan.

Revised Prior Period Amounts

While preparing its financial statements for the three months ended March 31, 2012, the Company identified and corrected certain errors related to the accounting for an intercompany note made between two of its international subsidiaries that occurred in the fourth quarter of 2007. The Company determined that it should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, the Company had understated the provision for income taxes in 2007 and income taxes payable reported on its balance sheets for each period subsequent to the transaction through December 31, 2011. Additionally, as the tax was not withheld and paid to the taxing authority, the Company might be subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.2 million ($0.8 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at September 30, 2012 and December 31, 2011 (Revised), respectively. During the three months ended June 30, 2012, the Company recorded a discrete tax benefit of approximately $3.8 million when it determined that it would repay the intercompany note and file a refund claim for the withholding taxes due (see Note 16). In addition, after repaying the intercompany note, the Company requested a refund from the taxing authority for any penalties assessed under a voluntary compliance approach, although there can be no assurance that an abatement of the penalties will be obtained.

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the prior reporting periods affected and, therefore, amendment of previously filed reports with the SEC was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors and other previously unrecorded immaterial errors had been recorded in the three months ended March 31, 2012, the Company believed the impact would have been significant and would impact comparisons to prior periods. Therefore, as required by SAB 108, the Company revised in its Form 10-Q for the period ended March 31, 2012 previously reported financial information for each quarter of 2011 and for the years ended December 31, 2011 (Revised) and 2010. In addition to correcting the withholding tax errors, the Company recorded other adjustments to prior period amounts to correct other previously unrecorded immaterial errors. Also, in accordance with SAB 108, the Company will include this revised financial information when it files subsequent reports on Form 10-Q and Form 10-K or files a registration statement under the Securities Act of 1933, as amended.

The Condensed Consolidated Statements of Operations for the years ended December 31, 2011 (Revised) and 2010 and the three months ended March 31, 2011 (Revised), June 30, 2011 (Revised), September 30, 2011 (Revised), and December 31, 2011 (Revised) have been revised to reflect the effect of the withholding tax errors described above and the other immaterial errors and were presented in the Form 10-Q for the period ended March 31, 2012. Revised Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 (Revised) have been presented herein.

The Condensed Consolidated Balance Sheets at December 31, 2011 (Revised) and 2010 have been revised to reflect the cumulative effect of the errors described above and other immaterial errors. These revisions to the Condensed Consolidated Balance Sheets resulted in increases in accumulated deficit of $7.9 million, $8.2 million, and $6.3 million, respectively, at December 31, 2011 (Revised), 2010 and 2009 and were presented in the Form 10-Q for the period ended March 31, 2012. Revised Condensed Consolidated Balance Sheets for December 31, 2011 (Revised) have been presented herein.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Condensed Consolidated Balance Sheets
At December 31, 2011
(in thousands except per share date, unaudited)

	December 31, 2011
	As Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$32,855	$32,855
Accounts receivable, net	104,305	104,305
Inventories	111,833	111,397
Deferred tax assets, net	1,480	1,480
Prepaid expenses	7,652	7,652
Other current assets	14,509	14,405
Total current assets	272,634	272,094
Property and equipment, net	53,487	53,487
Goodwill	246,398	246,592
Intangible assets, net	18,524	18,524
Other assets	11,568	11,568
Total assets	$602,611	$602,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,533	$42,533
Accrued compensation and benefits	31,350	31,750
Accrued expenses and other current liabilities	34,174	35,108
Income taxes payable	3,898	8,950
Deferred revenues	45,768	45,768
Total current liabilities	157,723	164,109
Long-term liabilities	27,885	27,885
Total liabilities	185,608	191,994
Stockholders’ equity:
Common stock	423	423
Additional paid-in capital	1,018,604	1,019,200
Accumulated deficit	(524,530)	(532,477)
Treasury stock at cost, net of reissuances	(82,301)	(82,301)
Accumulated other comprehensive income	4,807	5,426
Total stockholders’ equity	417,003	410,271
Total liabilities and stockholders’ equity	$602,611	$602,265

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011
(in thousands except per share date, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	As Reported	As Revised	As Reported	As Revised
Net revenues:
Products	$131,875	$131,655	$398,400	$397,889
Services	33,090	33,043	94,232	94,343
Total net revenues	164,965	164,698	492,632	492,232

Cost of revenues:
Products (a)	60,048	60,063	187,663	187,952
Services (a)	16,497	15,586	46,196	44,346
Amortization of intangible assets	685	684	2,036	2,036
Total cost of revenues	77,230	76,333	235,895	234,334
Gross profit	87,735	88,365	256,737	257,898

Operating expenses:
Research and development	28,960	28,960	89,386	89,386
Marketing and selling	45,411	45,395	136,273	136,312
General and administrative	13,240	13,518	43,458	42,737
Amortization of intangible assets	2,159	2,159	6,465	6,465
Restructuring costs	2,707	2,707	328	1,392
Loss on sale of assets	—	—	597	597
Total operating expenses	92,477	92,739	276,507	276,889

Operating loss	(4,742)	(4,374)	(19,770)	(18,991)

Interest income	10	10	78	78
Interest expense	(556)	(556)	(1,695)	(1,572)
Other income	43	43	46	46
Loss before income taxes	(5,245)	(4,877)	(21,341)	(20,439)
Provision for income taxes, net	2,774	2,672	3,657	3,039
Net loss	$(8,019)	$(7,549)	$(24,998)	$(23,478)

Net loss per common share – basic and diluted	$(0.21)	$(0.20)	$(0.65)	$(0.61)

Weighted-average common shares outstanding – basic and diluted	38,511	38,511	38,386	38,386

(a)
The “As Reported” products and services cost of revenues amounts do not sum to the annual “As Reported” products and services cost of revenues amounts due to a reclassification made to the financial statements for the year ended December 31, 2011 (Revised).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options	6,125	5,653	6,193	4,692
Non-vested restricted stock and restricted stock units	609	691	643	471
Anti-dilutive potential common shares	6,734	6,344	6,836	5,163

During periods of net loss, certain potential common shares that would otherwise be included in the Diluted EPS calculation are excluded because the effect would be anti-dilutive. The following table sets forth common stock equivalents that were excluded from the calculation of Diluted EPS due to the net loss for the relevant period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options	—	6	—	68
Non-vested restricted stock and restricted stock units	31	13	52	89
Total anti-dilutive common stock equivalents	31	19	52	157

3.	FOREIGN CURRENCY FORWARD CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company's condensed consolidated statement of operations in the period of change, because they do not meet the criteria of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, to be treated as hedges for accounting purposes. There are two objectives of the Company's foreign currency forward contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company's customers and cash payments expected to be made to the Company's vendors over the next 30-day period; and (2) to offset the impact of foreign currency exchange on the Company's net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution.

At September 30, 2012 and December 31, 2011 (Revised), the Company had foreign currency forward contracts outstanding with notional values of $27.4 million and $69.1 million, respectively, as hedges against forecasted foreign-currency-denominated receivables, payables and cash balances. The following table sets forth where the Company recorded the foreign currency forward contracts within its consolidated condensed balance sheet and the related fair values at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011 (Revised)
Financial assets:
Foreign currency forward contracts	Other current assets	$206	$—

Financial liabilities:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$17	$1,430

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company's condensed consolidated statements of operations during the three and nine months ended September 30, 2012 and September 30, 2011 (Revised) that resulted from the Company's foreign exchange contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
Foreign currency forward contracts and revaluation of hedged items, net	$(213)	$459	$(646)	$999

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including certain deferred compensation assets and foreign-currency forward contracts. At September 30, 2012 and December 31, 2011 (Revised), all of the Company's financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy as defined by ASC Topic 820, Fair Value Measurements and Disclosure. Assets and liabilities valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments and related obligations. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency forward contracts and certain deferred compensation obligations.

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,636	$1,076	$560	$—
Foreign currency forward contracts	206	—	206	—

Financial Liabilities:
Deferred compensation obligations	$4,052	$1,076	$2,976	$—
Foreign currency forward contracts	17	—	17	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011(Revised)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,549	$1,018	$531	$—

Financial Liabilities:
Deferred compensation obligations	$3,920	$1,018	$2,902	$—
Foreign currency forward contracts	1,430	—	1,430	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the Company's fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 and the year ended December 31, 2011 (Revised) (in thousands):

		Fair Value Measurements Using
	Nine Months Ended September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss/Related Expenses
Assets:
Net assets sold in divestitures	$14,841	$—	$14,841	$—	$9,745
Liabilities:
Facilities-related restructuring accruals	$11,977	$—	$11,977	$—	$11,977

		Fair Value Measurements Using
	Year Ended December 31, 2011 (Revised)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recognized Loss/Related Expenses
Liabilities:
Facilities-related restructuring accruals	$2,593	$—	$2,593	$—	$2,593

The Company's level 2 assets consist of net assets that were sold in the divestitures that closed on July 2, 2012. The Company classified its consumer businesses as held for sale as of June 30, 2012 and recorded the impairment as a loss on sale of assets held for sale within operating expenses in the statement of operations.

During the nine months ended September 30, 2012 and the year ended December 31, 2011 (Revised), the Company recorded restructuring accruals associated with exiting all or portions of certain leased facilities and for revised estimates related to previously exited facilities. The Company estimates the fair value of such liabilities using an income approach based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on quoted market prices for similar sublease arrangements. The liabilities are discounted to net present value based on the Company's current borrowing rate. See Note 13 for further information on the Company's restructuring activities.

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012	December 31, 2011 (Revised)
Accounts receivable	$89,737	$120,290
Less:
Allowance for doubtful accounts	(1,482)	(2,342)
Allowance for sales returns related to divestitures	(1,484)	—
Allowance for sales returns and rebates	(11,697)	(13,643)
	$75,074	$104,305

The accounts receivable balances at September 30, 2012 and December 31, 2011 (Revised) exclude approximately $4.8 million and $10.3 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not then due. The allowance for sales returns related to divestitures has been reduced by $1.8 million during the three-month period ended September 30, 2012 due to a change in estimate.

6.	INVENTORIES

Inventories consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012	December 31, 2011 (Revised)
Raw materials	$10,200	$11,306
Work in process	306	415
Finished goods	69,929	99,676
	$80,435	$111,397

At September 30, 2012 and December 31, 2011 (Revised), finished goods inventory included $5.4 million and $7.2 million, respectively, associated with products shipped to customers and deferred labor costs for revenue arrangements that had not yet been recognized. In connection with the divestitures referenced in Note 7, during the nine-month period ended September 30, 2012, approximately $10.8 million of inventory, including finished goods inventory and capitalized overhead, related to the consumer audio and consumer video product lines was allocated to the divestitures and included in the loss on sales of assets in our consolidated statements of operations, and approximately $3.2 million of inventory to be disposed was recorded as a restructuring charge within cost of revenues.

7. DIVESTITURES

On July 2, 2012, the Company sold a group of consumer audio products and certain related intellectual property to Numark for approximately $11.8 million. The Company received $10.9 million of the purchase price in the third quarter of 2012, with the remaining balance to be held in escrow until the final release date in 2013. The divestiture met the criteria for held-for-sale accounting and the assets of this business were included as a single line item in the asset section of the condensed consolidated financial statements as of June 30, 2012. The Company determined that the consumer audio product line constituted a business, as defined by The Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, and therefore, the assets held-for-sale of this business included an allocation of $6.3 million of goodwill from the Company's single reporting unit. Even though the consumer audio product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the consumer audio product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Company's single reporting unit.

On July 2, 2012, the Company sold a group of consumer video products and certain related intellectual property to Corel for approximately $3.0 million. The Company received $2.4 million of the purchase price in the third quarter of 2012, with the remaining balance to be held in escrow until the final release date in 2014. The divestiture met the criteria for held-for-sale accounting and the assets of this business were included as a single line item in the asset section of the condensed consolidated financial statements as of June 30, 2012. The Company determined that the consumer video product line constituted a business, as defined by (ASC) Topic 350, Intangibles-Goodwill and Other, and therefore, the assets held-for-sale of this business included an allocation of $1.7 million of goodwill from the Company's single reporting unit. Even though the consumer video product line constituted a business, the Company determined that this business did not represent a component of the Company that would require the presentation of the divestiture as a discontinued operation. This decision was based on the fact that the consumer video product line does not have operations or cash flows that are clearly distinguishable and largely independent from the rest of the Company's single reporting unit.

As of June 30, 2012, the Company measured the net assets held-for-sale at estimated fair value less costs to sell. Accordingly, during the quarter ended June 30, 2012, the Company recorded total estimated write-downs and costs to sell on the assets held-for-sale of approximately $10.0 million, within operating expenses, representing the excess of the aggregate carrying amount of such net assets over the aggregate of their fair value plus costs to sell. During the three-month period ended September 30, 2012, the Company recorded a gain on the sales of assets of approximately $0.2 million, primarily driven by a change in the estimated warranty obligation related to the divestitures.

The total net assets that were sold in connection with the consumer audio and consumer video divestitures were approximately $12.9 million. The net book value of the assets and liabilities that were sold and the related write-downs to fair value for each of the consumer audio and consumer video divestitures were as follows (in thousands):

	Consumer Audio	Consumer Video	Total
Inventory	$7,707	$3,058	$10,765
Prepaid expense	—	60	60
Capitalized software	102	270	372
Fixed assets	454	24	478
Goodwill and intangible assets	9,855	1,662	11,517
Accrued warranty	—	(507)	(507)
Net book value of divested assets and liabilities	18,118	4,567	22,685
Less write down to fair value	(6,277)	(1,567)	(7,844)
Estimated fair value	$11,841	$3,000	$14,841

Less costs to sell	$(1,013)	$(888)	$(1,901)
Net assets and liabilities sold	$10,828	$2,112	$12,940

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012	December 31, 2011 (Revised)
Computer and video equipment and software	$132,352	$132,022
Manufacturing tooling and testbeds	5,500	6,407
Office equipment	4,812	4,709
Furniture, fixtures and other	11,437	11,819
Leasehold improvements	32,831	34,786
	186,932	189,743
Less accumulated depreciation and amortization (a)	143,107	136,256
	$43,825	$53,487
(a) In the nine months ended September 30, 2012 the company wrote off approximately $8.7 million of fully depreciated fixed assets.

9.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill resulting from the Company's acquisitions consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012	December 31, 2011 (Revised)
Goodwill acquired (a)	$418,497	$418,492
Accumulated impairment losses	(171,900)	(171,900)
Allocated to loss on sales of assets	(8,044)	—
Goodwill (a)	$238,553	$246,592

(a)	The September 30, 2012 gross and net goodwill amounts include total foreign currency translation increases of approximately $0.1 million from the December 31, 2011 (Revised) amounts.

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

At September 30, 2012, as a result of lower than expected year-to-date 2012 revenues and operating results and a reduction in forecasted 2012 results, the Company performed an interim step one goodwill impairment test. The interim step one test at September 30, 2012 indicated that the estimated fair value of the Company's single reporting unit (approximately $510 million) exceeded its carrying value of approximately $349.3 million by approximately 46%. Therefore, no goodwill impairment existed at September 30, 2012, and the Company was not required to perform step two. In connection with its interim goodwill step one impairment test at September 30, 2012, the Company weighted the direct market capitalization approach at 67%, the income approaches at 11%, the guideline public company market approaches at 11%, and the guideline transaction market approaches at 11%. The estimated fair value under the direct market capitalization approach was calculated by applying control premiums of approximately 45% to the Company's market capitalization. The Company's market capitalization was calculated using the average stock price of the Company's common stock for the 20 trading days prior to September 30, 2012 ($9.60 per share). If the Company had used the closing stock price of its common stock on September 28, 2012 ($9.46 per share) in the direct market capitalization described above and applied similar weightings described above, the estimated fair value of the Company's single reporting unit would have exceeded its carrying value by approximately 45% at September 30, 2012. The Company's market capitalization based on the closing stock price at September 28, 2012 was approximately $367.8 million, compared to the carrying value of the Company's single reporting unit of $349.3 million.

The Company's market capitalization based on the closing price at November 5, 2012 ($6.30 per share) was approximately $245.2 million compared to the carrying value of the Company's single reporting unit of $349.3 million at September 30, 2012. This implies a control premium of 43%.
The Company will perform its annual goodwill impairment test during the fourth quarter of 2012. Given the recent decline and continued volatility in the price of the Company's common stock, it is possible that the Company will fail the step one goodwill impairment test and will be required to perform step two of the goodwill impairment test. Step two would require the Company to perform a hypothetical purchase price allocation for its single reporting unit, allocating the reporting unit's estimated fair value to its assets and liabilities, and to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the difference. While the Company cannot make a determination at this time, it is possible that a goodwill impairment loss will be recorded in the fourth quarter of 2012.
Acquisition-Related Identifiable Intangible Assets

Amortizing identifiable intangible assets related to the Company's acquisitions consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012			December 31, 2011 (Revised)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,646	$(50,459)	$2,187	$74,624	$(70,536)	$4,088
Customer relationships (a)	49,475	(42,122)	7,353	68,226	(54,396)	13,830
Trade names	5,965	(5,965)	—	14,763	(14,577)	186
License agreements	—	—	—	560	(560)	—
Non-compete covenants	1,159	(1,062)	97	1,368	(948)	420
Total (b)	$109,245	$(99,608)	$9,637	$159,541	$(141,017)	$18,524

(a)
In connection with the divestitures referenced in Note 7, during the nine-month period ended September 30, 2012, approximately $3.5 million of net customer relationships, related to the consumer audio product line, was allocated to the divestiture and included in the loss on sales of assets in our consolidated statements of operations.

(b) In the nine months ended September 30, 2012 the company wrote off approximately $40.1 million of fully amortized intangible assets.

Amortization expense related to all intangible assets in the aggregate was $1.4 million and $2.8 million, respectively, for the three months ended September 30, 2012 and September 30, 2011 (Revised), and $5.4 million and $8.5 million, respectively, for the nine months ended September 30, 2012 and 2011. The Company expects amortization of these intangible assets to be approximately $2.0 million for the remainder of 2012, $4.0 million in 2013, $2.0 million in 2014, $1.0 million in 2015 and $1.0 million in 2016.

In connection with the Company's goodwill impairment test at September 30, 2012 the Company performed an impairment analysis of its long-lived assets, including its intangible assets, in accordance with ASC Section 360-10-35, Property, Plant and Equipment - Overall - Subsequent Measurement. This analysis included grouping the intangible assets with other operating assets and liabilities that would not otherwise be subject to impairment testing because the grouped assets and liabilities represent the lowest level for which cash flows are largely independent of the cash flows of other groups of assets and liabilities within the Company. The analysis determined that the undiscounted cash flows of the long-lived assets were greater than their carrying value, indicating no impairment existed.

Capitalized Software Development Costs

In accordance with ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, the Company is required to capitalize certain costs of internally developed or externally purchased software. Capitalized software costs included in “other assets” consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012			December 31, 2011 (Revised)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Capitalized software costs	$5,934	$(4,873)	$1,061	$6,876	$(4,730)	$2,146

Capitalized software development costs amortized to cost of product revenues were $0.1 million and $0.3 million for the three months ended September 30, 2012 and September 30, 2011 (Revised), respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2012 and 2011 (Revised), respectively. In connection with the divestitures referenced in Note 7, during the nine-month period ended September 30, 2012, approximately $0.4 million of net capitalized software related to the consumer audio and consumer video product lines was allocated to the divestiture and included in the loss on sales of assets in our consolidated statements of operations. The Company expects amortization of capitalized software costs to be approximately $0.1 million for the remainder of 2012, $0.4 million in 2013 and $0.6 million thereafter.

10.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at September 30, 2012 and December 31, 2011 (Revised) (in thousands):

	September 30, 2012	December 31, 2011 (Revised)
Long-term deferred tax liabilities, net	$2,218	$1,754
Long-term deferred revenue	13,249	9,378
Long-term deferred rent	9,660	10,666
Long-term accrued restructuring	8,478	3,185
Long-term deferred compensation	2,976	2,902
	$36,581	$27,885

11.	CONTINGENCIES

At September 30, 2012, the Company was subject to various litigations claiming patent infringement by the Company.  If any infringement is determined to exist, the Company may seek licenses or settlements. At this time, the Company believes that a loss is neither probable nor remote, and based on the information currently available regarding these legal proceedings, the Company is unable to determine an estimate, or range of estimates, of potential losses.

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

The Company's Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company's stock plans. The Company is currently attempting to recover the payments against these assessments through litigation with the MRQ. The payment amounts were recorded in “other current assets” in the Company's consolidated balance sheets at September 30, 2012 and December 31, 2011 (Revised). Because the Company cannot predict the outcome of the litigation at this time or the amount of potential losses, if any, no costs have been accrued for any loss contingency; however, this matter is not expected to have a material effect on the Company's financial position or results of operations.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company's Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2012, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions of approximately $0.4 million at the end of each of the second, third and fifth years, provided the Company is not in default of the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.3 million in the aggregate throughout the lease periods, all of which extend to May 2020. At September 30, 2012, the Company was not in default of any of the underlying leases.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company's Daly City, California office space lease. In the event of default on this lease, the landlord would, at September 30, 2012, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. At September 30, 2012, the Company was not in default of this lease.

The Company has letters of credit totaling approximately $3.7 million and $4.3 million for Avid Technology and Avid Europe, that support its ongoing operations. These letters of credit have various terms and expire during 2012 and 2013. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

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

The following table sets forth the activity in the warranty accrual account for the nine months ended September 30, 2012 and September 30, 2011 (Revised) (in thousands):

	Nine Months Ended September 30,
	2012	2011
Accrual balance at beginning of year (revised)	$5,960	$5,894
Accruals for product warranties	8,601	5,523
Costs of warranty claims	(7,345)	(6,326)
Allocation to divestitures	(507)	—
Accrual balance at end of period	$6,709	$5,091

The total warranty accrual of $6.7 million is included in the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet at September 30, 2012.

12.	STOCKHOLDERS' EQUITY

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company's common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. Current option grants become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of seven years. Time-based restricted stock and restricted stock unit awards typically vest over four years. Shares available for issuance under the Company's Amended and Restated 2005 Stock Incentive Plan, which is the only plan the Company currently makes grants from, totaled 2,853,252 at September 30, 2012, including 317,347 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

Information with respect to options granted under all stock option plans for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,367,145	$20.01
Granted (a)	2,010,400	$11.17
Exercised	(1,121)	$9.55
Forfeited or canceled	(1,522,014)	$16.78
Options outstanding at September 30, 2012 (b)	5,854,410	$17.81	4.22	$155,177
Options vested at September 30, 2012 or expected to vest	5,200,369	$17.84	4.19	$133,833
Options exercisable at September 30, 2012	2,260,515	$20.00	3.10	$2,194

(a)
Options granted during the nine months ended September 30, 2012 included 111,000 options that had vesting based on performance conditions and 15,000 options that had vesting based on either market conditions or a combination of performance or market conditions.

(b)	Options outstanding at September 30, 2012 included 1,763,155 options that had vesting based on either performance conditions, market conditions or a combination of performance and market conditions.

The following table sets forth the valuation weighted-average key assumptions and fair value results for stock options granted during the nine months ended September 30, 2012 and September 30, 2011 (Revised):

	Nine Months Ended September 30,
	2012	2011 (Revised)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.94%	2.06%
Expected volatility	52.81%	41.2%
Expected life (in years)	4.56	4.48
Weighted-average fair value of options granted (per share)	$4.91	$7.63

During the nine months ended September 30, 2012, there were no material proceeds from option exercises. During the nine months ended September 30, 2011 (Revised), the aggregate intrinsic value of stock options exercised was approximately $1.1 million and the cash received from the exercise of stock options totaled $2.2 million. The Company did not realize any actual tax benefit from tax deductions for stock option exercises during the nine months ended September 30, 2012 or September 30, 2011 (Revised) due to the full valuation allowance on the Company's U.S. deferred tax assets.

Information with respect to non-vested restricted stock units for the nine months ended September 30, 2012 is as follows:

	Non-Vested Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2011	822,033	$19.45
Granted (a)	352,500	$11.00
Vested	(232,572)	$19.70
Forfeited	(241,339)	$16.56
Non-vested at September 30, 2012 (b)	700,622	$15.86	3.21	$6,621
Expected to vest	607,928	$15.69	2.05	$5,745

(a)	Restricted stock units granted during the nine months ended September 30, 2012 included 155,250 units that had vesting based on performance conditions.

(b)
Non-vested restricted stock units at September 30, 2012 included 416,500 units that had vesting based on either performance conditions, or market conditions or a combination of performance and market conditions.

The following table sets forth the valuation weighted-average key assumptions for restricted stock units with vesting based on market conditions or a combination of performance or market conditions granted during the nine months ended September 30, 2011 (Revised). No restricted stock units with vesting based on market conditions or a combination of performance and market conditions were granted during the nine months ended September 30, 2012.

Nine Months Ended September 30, 2011 (Revised)
Expected dividend yield	0.00%
Risk-free interest rate	3.9%
Expected volatility	41.5%
Expected life (in years)	3.04

The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2011 (Revised) was $25.16. The total fair value of restricted stock units vested during the nine months ended September 30, 2012 and September 30, 2011 (Revised) was $4.6 million and $5.1 million, respectively.

Employee Stock Purchase Plan

The Company's Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company's shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory under ASC Subtopic 718-50, Compensation-Stock Compensation: Employee Stock Purchase Plans. Accordingly, the Company is required to assign fair value to, and record compensation expense for, share purchase rights granted under the ESPP.

The following table sets forth the valuation weighted-average key assumptions and fair value results for shares issued under the ESPP for the nine months ended September 30, 2012 and September 30, 2011 (Revised):

	Nine Months Ended September 30,
	2012	2011 (Revised)
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.08%	0.42%
Expected volatility	51.7%	42.1%
Expected life (in years)	0.25	0.24
Weighted-average fair value of shares issued (per share)	$1.45	$2.55

The following table sets forth the quantities and average prices of shares issued under the ESPP for the nine months ended

September 30, 2012 and September 30, 2011 (Revised):

	Nine Months Ended September 30,
	2012	2011
Shares issued under the ESPP	100,320	67,342
Average price of shares issued under ESPP	$7.79	$13.46

A total of 512,187 shares remained available for issuance under the ESPP at September 30, 2012.

Stock-Based Compensation Expense

The Company estimates forfeiture rates at the time awards are made based on historical turnover rates and applies these rates in the calculation of estimated compensation cost. At September 30, 2012, the Company's annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management awards and 10% for awards to all other employees.

Stock-based compensation was included in the following captions in the Company's consolidated statements of operations for the three and nine months ended September 30, 2012 and December 31, 2011 (Revised), respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Cost of products revenues	$79	$168	$283	$417
Cost of services revenues	129	63	436	608
Research and development expenses	212	435	787	1,334
Marketing and selling expenses	620	1,051	1,818	3,625
General and administrative expenses	659	1,970	3,750	5,851
	$1,699	$3,687	$7,074	$11,835

As a result of the 2012 restructuring plan, certain time based stock options and restricted stock unit awards were accelerated resulting in $1.0 million of expense which was offset by $2.1 million of reduced expense due to the forfeiture of performance based options and restricted stock units. The net effect to operating expenses was a benefit of $1.1 million within marketing and selling expenses in the Company's consolidated statements of operations for the three and nine months ended September 30, 2012. During the three and nine month period ended September 30, 2012 it was determined that certain targets for performance based options would not be met prior to the expiration of their term. This resulted in a $0.8 million reduction in stock based compensation in the general and administrative expenses in the Company's consolidated statements of operations for the three and nine month period ended September 30, 2012. At September 30, 2012, there was approximately $19 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company's stock-based compensation plans.

13.	RESTRUCTURING COSTS AND ACCRUALS

2012 Restructuring Plan

In June 2012, the Company committed to a series of strategic actions (the "2012 Plan") to focus on its Media Enterprise and Post and Professionals market segments and to drive improved operating performance. These actions included the divestiture of certain of the Company's consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 330 positions and the closure of one of the Company's facilities in Burlington, Massachusetts and partial closure of facilities in Mountain View and Daly City, California. The Company recorded restructuring charges of $15.4 million related to severance costs and $9.4 million for the closure or partial closure of facilities and $0.3 million for contract termination costs. To date the Company has recorded total restructuring charges of approximately $25.1 million under the 2012 Plan. The Company does not expect any significant further charges and expects to complete all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of the Company's facility in Irwindale, California. During 2011, the Company recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write-offs. During the nine months ended September 30, 2012, the Company recorded restructuring revisions of approximately $0.1 million for a revised estimate of the costs associated with a previously closed facility. To date the Company has recorded total restructuring charges of approximately $9.7 million under the 2011 Plan. No further restructuring actions are anticipated under the 2011 plan.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, the Company recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, the Company revised its previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million for the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, the Company also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the nine months ended September 30, 2012, the Company recorded additional facilities restructuring charges of approximately $0.9 million for revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $11.3 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under the 2010 plan.

During 2010, the Company also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges of $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the nine months ended September 30, 2012, the Company recorded additional facilities restructuring charges of approximately $0.6 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated in connection with these restructuring actions.

2008 Restructuring Plan

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”) that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, the Company recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for the closure of facilities, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the nine months ended September 30, 2012, the Company recorded restructuring charges of $2.1 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

Accounting for Restructuring Plans

The Company records facility-related and other restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on the Company's policies for the calculation and payment of severance benefits, the Company accounts for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company's statement of operations in the period when such changes are known.

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2012 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities/Other- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2011 (revised)	$4,422	$6,445	$—	$470	$11,337
New restructuring charges – operating expenses	14,623	9,685	—	—	24,308
Revisions of estimated liabilities	762	2,858	—	648	4,268
Accretion	—	166	—	(11)	155
Cash payments	(10,421)	(3,262)	—	(312)	(13,995)
Non-cash write-offs	—	(867)	—	—	(867)
Foreign exchange impact on ending balance	12	(28)	—	—	(16)
Accrual balance at September 30, 2012	$9,398	$14,997	$—	$795	$25,190

The employee-related accruals at September 30, 2012 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company's consolidated balance sheet at September 30, 2012. In connection with the divestitures referenced in Note 7, during the nine-month period ended September 30, 2012, approximately $3.2 million of inventory written of that related to the divestiture of certain consumer audio and video product lines was recorded within cost of revenues as a restructuring charge within cost of revenues.

The facilities/other-related accruals at September 30, 2012 represent estimated losses, net of subleases, on space vacated as part of the Company's restructuring actions and unused contracts. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $7.3 million is included in the caption “accrued expenses and other current liabilities” and $8.5 million is included in the caption “long-term liabilities” in the Company's consolidated balance sheet at September 30, 2012.

14.	SEGMENT INFORMATION

The Company's evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company's chief executive officer and chief financial officer, has determined that since January 1, 2010 the Company has one reportable segment. The following table is a summary of the Company's revenues by type for the three and nine months ended September 30, 2012 and September 30, 2011 (Revised) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Video product revenues	$47,089	$67,653	$167,002	$198,632
Audio product revenues	41,982	64,002	167,880	199,257
Recoveries (allowances) related to divestitures	1,807	—	(1,041)	—
	90,878	131,655	333,841	397,889
Services revenues	36,297	33,043	102,905	94,343
Total net revenues	$127,175	$164,698	$436,746	$492,232

The following table sets forth the Company's revenues by country for the three and nine months ended September 30, 2012 and September 30, 2011 (Revised) (in thousands). The categorization of revenues is based on the country in which the end user customer resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Revenues:
United States	$53,203	$68,675	$181,492	$206,414
Other countries	73,972	96,023	255,254	285,818
Total revenues	$127,175	$164,698	$436,746	$492,232

The following table sets forth the Company's revenues by geographic region for the three and nine months ended September 30, 2012 and September 30, 2011 (Revised):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Revenues:
Americas	$62,272	$86,396	$211,802	$250,924
Europe, Middle East and Africa	47,502	56,114	162,093	175,793
Asia-Pacific	17,401	22,188	62,851	65,515
Total revenues	$127,175	$164,698	$436,746	$492,232

15.	CREDIT AGREEMENT

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

The Company incurs certain loan fees and costs associated with its credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At September 30, 2012, the balance of the Company's deferred borrowing costs was $0.6 million, which is net of accumulated amortization costs of $0.6 million.

During the three months ended September 30, 2012, Avid Technology borrowed and repaid $13.0 million under the credit line to settle certain intercompany balances. At September 30, 2012, the Borrowers had no outstanding borrowings under the credit facilities. At September 30, 2012, Avid Technology and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.7 million and $4.8 million, respectively, and available borrowings under the credit facilities of approximately $31.3 million and $12.8 million, respectively, after taking into consideration the reserves, outstanding letters of credit and related liquidity covenant. At September 30, 2012, the Borrowers were in compliance with all covenants under the credit facilities. The Borrowers may borrow against the line of credit above the current outstanding borrowings to cover short-term cash requirements during 2012 as may be required to meet the funding needs of the business.

16.  INCOME TAXES

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 3% and 15%, respectively, for the nine months ended September 30, 2012 and 2011.  Our provision for income taxes for the 2012 period increased by approximately $0.9 million from the 2011 period, primarily as a result of changes in the jurisdictional mix of earnings, changes in our transfer pricing strategy and overall lower profitability of the business.  During the nine-month period ended September 30, 2012, there was a net discrete tax benefit of approximately $0.1 million which is primarily comprised of a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.7 million benefit for a release of a tax reserve, partially offset by a $2.0 million withholding tax liability on a Canadian dividend, a $1.4 million tax provision associated with an Irish income tax audit, a $0.5 million tax provision associated with a change in the Company's indefinite reinvestment assertion with respect to its Canadian subsidiary, and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.4 million.  By comparison, during the nine-month period ended September 30, 2011 (Revised), there were no significant discrete items that impacted the tax provision.  No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets which are primarily a result of tax credits and operating loss carryforwards.  The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions.   We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies.  ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on our level of deferred tax assets at September 30, 2012 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. net deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in certain tax jurisdictions, but we believe that we are adequately reserved for these exposures.  ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements.  It also requires the accrual of interest and penalties as applicable on unrecognized tax positions.  At September 30, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $13.9 million, of which $0.1 million would affect our effective tax rate if recognized. At December 31, 2011 (Revised), our unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect our effective tax rate if recognized.  The increase in our unrecognized tax benefits since December 31, 2011 (Revised) was the result of a $1.7 million increase related to uncertain tax positions embedded in our domestic tax loss carryforwards.  This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards.  This increase was partially offset by a decrease of $0.6 million related to a reserve release resulting from the closure of a tax examination during the quarter ended March 31, 2012 and a decrease of $0.1 million related to a reserve release resulting from the expiration of the statute of limitations on a foreign tax reserve during the quarter ended June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Company

We are a leading provider of digital media content-creation products and solutions for audio, film, video an broadcast professionals, as well as artists and musicians. Our audio and video solutions are designed to be extensions of the people using them, so that they amplify creativity, speed production processes and provide the science behind the art of making great creative experiences. We provide our products and solutions to customers in two market segments: Media Enterprise, which consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes; and Post and Professionals, which is composed of individual artists and entities that create audio and video media as a paid service, but who do not distribute media to end consumers on a large scale.

We historically also served the Creative Enthusiast market segment, but on July 2, 2012, as a result of a strategic review of Avid's business and the markets we serve, we announced a series of strategic actions initiated to focus on our Media Enterprise and Post and Professionals market segments and to drive improved operating performance. These actions included the divestiture of most of our consumer focused product lines, a rationalization of our business operations, and a reduction in force (the "2012 Plan") . We believe that these actions will generate several advantages for us as they will allow us to focus on the Media Enterprise and Post and Professionals market segments, the markets where we expect the highest growth. In addition we expect these actions will reduce complexity of our operations, improve operational efficiencies, and allow us to change our cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

As part of these actions, on July 2, 2012, we sold a group of consumer audio products to Numark Industries, L.P. (“Numark”) for approximately $11.8 million and sold a group of consumer video products to Corel Corporation (“Corel”) for approximately $3.0 million.

During the nine months ended September 30, 2012, as part of the 2012 Plan we recorded restructuring charges of approximately $25.1 million, including approximately $15.4 million related to employee severance obligations and $9.4 million related to closure or partial closure of facilities and $0.3 million for contract termination costs. We do not expect any significant further actions under the plan which we expect to be completed prior to December 31, 2012. The proceeds from the divestitures of the consumer product lines are expected to offset the majority of the cash restructuring charges paid in 2012.

We expect to realize significant estimated annualized cost savings, from both the restructuring actions and the consumer product line divestitures. These savings will appear in each of our cost of sales and operating expenses lines in our statement of operations. In addition, since the product material margin from these divested product lines was lower than the average material margin for our ongoing products, we expect overall gross margins to improve going forward due to favorable product mix and our cost reduction efforts.

We remain firmly committed to the professional markets and the devices and control services that support the Media Enterprise and Post and Professionals customers. These strategic actions described above will enable us to focus effectively on our core business as the leading provider of video and audio content-creations and management solutions for these professional markets.

See Note 7, Divestitures, and Note 13, Restructuring Costs and Accruals, to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details and the related accounting for these consumer product line divestitures and the 2012 restructuring plan. See also the Results of Operations section below for additional information on revenue from divested product lines and expected trends.

We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of our reporting unit. We will perform our annual goodwill impairment test during the fourth quarter of 2012. Given the recent decline and continued volatility in the price of our common stock, it is possible that we will need to perform a hypothetical purchase price allocation for our single reporting unit, allocating the reporting unit's estimated fair value to its assets and liabilities, and to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the difference. In addition we review intangible assets and other long-lived assets for impairment whenever indicators of impairment exist. While we cannot make a determination at this time, it is possible that goodwill, intangible assets and other long-lived assets impairment loss will be recorded in the fourth quarter of 2012.

Revisions to Prior Period Amounts

While preparing our financial statements for the three months ended March 31, 2012, we identified and corrected certain errors related to the accounting for an intercompany note made between two of our international subsidiaries that occurred in the fourth quarter of 2007. We determined that we should have accrued withholding taxes of approximately $3.8 million at the time of the loan, and as a result, we had understated the provision for income taxes in 2007 and income taxes payable reported on our balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, we are subject to interest and penalties on the unpaid balance, commencing in the three months ended March 31, 2009 and for subsequent periods. Interest and penalties totaled approximately $1.2 million ($0.8 million interest and $0.4 million penalties) and $1.0 million ($0.6 million interest and $0.4 million penalties) at September 30, 2012 and December 31, 2011 (Revised), respectively. During the three months ended June 30, 2012, we recorded a discrete tax benefit of approximately $3.8 million when it determined that we would repay the intercompany note and file a refund claim for the withholding taxes due (see Note 16 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). During the three months ended September 30, 2012, the intercompany note was repaid. We have commenced an administrative proceeding requesting the abatement of any penalties from the taxing authorities. As of September 30, 2012 we have no assurance that these penalties will be abated.

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

The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 (Revised) have been revised to reflect the effect of the withholding tax errors described above and the other immaterial errors and is presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on these revisions.

The Condensed Consolidated Balance Sheet at December 31, 2011 (Revised) has been revised to reflect the cumulative effect of the errors described above and other immaterial errors and are presented herein. See Note 1 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on these revisions.

The adjustments to the Condensed Consolidated Statement of Cash Flows for each period resulted in immaterial changes to the amounts previously reported for net cash provided by (used in) operating activities, investing activities and financing activities in these periods.

Financial Summary

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and nine months ended September 30, 2012 and 2011 (Revised):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Net revenues:
Product revenues	71.5%	79.9%	76.4%	80.8%
Services revenues	28.5%	20.1%	23.6%	19.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.2%	46.3%	50.1%	47.6%
Gross margin	52.8%	53.7%	49.9%	52.4%
Operating expenses:
Research and development	18.2%	17.6%	17.7%	18.2%
Marketing and selling	28.8%	27.7%	28.9%	27.7%
General and administrative	8.3%	8.2%	9.0%	8.7%
Amortization of intangible assets	0.6%	1.3%	0.8%	1.3%
Restructuring costs, net	10.0%	1.6%	6.6%	0.3%
(Gain) loss on sales of assets	(0.2)%	—%	2.2%	0.1%
Total operating expenses	65.7%	56.4%	65.2%	56.3%
Operating loss	(12.9)%	(2.7)%	(15.3)%	(3.9)%
Interest and other income (expense), net	(0.3)%	(0.3)%	(0.2)%	(0.3)%
Loss before income taxes	(13.2)%	(3.0)%	(15.5)%	(4.2)%
Provision for income taxes, net	0.5%	1.6%	0.5%	0.6%
Net loss	(13.7)%	(4.6)%	(16.0)%	(4.8)%

Total net revenues for the three-month period ended September 30, 2012 were $127.2 million, a decrease of $37.5 million compared to the same period in 2011, with revenues from products decreasing by 31.0% and services revenues increasing by 9.8%. Total net revenues for the nine-month period ended September 30, 2012 were $436.7 million, a decrease of $55.5 million compared to the same period in 2011, with revenues from products decreasing by 16.1% and services revenues increasing by 9.1%. We divested most of our consumer product lines on July 2, 2012. Included within net revenues for the nine-month periods ended September 30, 2012 is approximately $1.0 million for estimated sales returns related to the divestiture of the consumer audio and consumer video product lines. During the three months ended September 30, 2012, compared to the same period in 2011, ongoing video products revenues decreased by $15.4 million and ongoing audio products revenues decreased by $7.7 million, while ongoing services revenues increased $3.3 million. During the nine months ended September 30, 2012, compared to the same period in 2011, ongoing video products revenues and ongoing audio products revenues decreased by $18.4 million and $8.7 million, respectively, while ongoing services revenues increased $8.6 million. We believe the decrease in our ongoing product revenues for the three and nine-month periods ended September 30, 2012 was driven by the timing of new product introductions, product transitions, sales execution in the Americas and transitional issues experienced in the three months ended September 30, 2012 as we implemented the restructuring plan and divestitures. The increase in our ongoing services revenues was primarily the result of strong growth in our professional services, as well as increased maintenance revenues, driven by improved attachment rates for maintenance contracts on new product sales and strong contract renewal rates. Since 2010, we began to include maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues. The changes in revenues are discussed in further detail in the section titled “Results of Operations” below.

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and nine months ended September 30, 2012 and 2011 (Revised):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Americas	49%	52%	49%	51%
Europe, Middle East and Africa	37%	34%	37%	36%
Asia-Pacific	14%	14%	14%	13%

Our gross margin percentage for the three and nine-month periods ended September 30, 2012 decreased to 52.8% and 49.9%, respectively, compared to 53.7% and 52.4%, respectively, for the same period in 2011. This change was driven by a decrease in products gross margin percentage to 50.8% and 48.7% for the three and nine-month periods ended September 30, 2012, respectively, compared to 54.4% and 52.8% for the three and nine-month periods ended September 30, 2011 (Revised), respectively. These decreases were partially offset by increases in services gross margin percentage to 58.4% and 59.0% for the three and nine-month periods ended September 30, 2012, compared to 52.8% and 53.0% for the three and nine-month periods ended September 30, 2011 (Revised). The decrease in our products gross margin percentage for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 was largely driven by the decrease in our products revenues on relatively fixed costs for materials management and logistics, a shift in product mix weighted toward some lower margin products and the initiation of incentive promotions to sell certain of our older products that are at end-of-life or transitioning to new versions. We continue to bundle the first-year maintenance support, which has adversely impacted product gross margin, but should improve our service margins. As a result of the consumer product line divestitures and cost reduction efforts, we expect overall gross margins to improve as we move forward into Q4' 2012 and 2013. The increase in our services gross margin percentage for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 was largely driven by the increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training.

For the three-month period ended September 30, 2012, we incurred a net loss of $17.4 million, compared to a net loss of $7.6 million for the same period in 2011. The increase in net loss was largely a result of our 2012 restructuring plan and loss on sales of assets for the consumer product line divestitures announced on July 2, 2012. The net loss for the three months ended September 30, 2012 included charges of $1.4 million for acquisition-related intangible asset amortization and restructuring costs and costs and recoveries related to divestitures of $11.2 million. The net loss for the three months ended September 30, 2011 (Revised) included $2.8 million for acquisition-related intangible asset amortization and $2.7 million for restructuring costs.

At September 30, 2012, our cash balance was $71.4 million, an increase of $38.5 million from December 31, 2011 (Revised), and we had no outstanding borrowings against our lines of credit. At September 30, 2012, our inventory balance was $80.4 million, a decrease of $31.0 million from December 31, 2011 (Revised). Our days sales outstanding in accounts receivable was 53 days, which is consistent with historical levels.

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

Divestitures
In accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") topic No. 360, Property, Plant, and Equipment, we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale. As discussed in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we completed the sales of the consumer audio and consumer video product lines in the third quarter of 2012.

When we measure the gain (loss) on sale of a disposal group that is part of a reporting unit, we determine whether a portion of the goodwill of the reporting unit should be allocated to the disposal group if it constitutes a business. If the disposal group is considered a business, as defined by ASC Topic 350, Intangibles-Goodwill and Other, the goodwill of the reporting unit is allocated based on the relative fair values of the disposal group and the portion of the reporting unit remaining. We determined that the consumer audio and consumer video product lines each constituted a business; therefore, the estimated loss on sales of assets of each of these businesses included an allocation of $6.4 million and $1.6 million, respectively, of goodwill from our single reporting unit. Even though it was determined that the consumer audio and consumer video product lines constituted a business, we concluded that these businesses did not represent a component of our company that would require the presentation of the divestiture as discontinued operations. We made this determination based on the fact that the consumer audio and consumer video product lines do not have operations or cash flows that are clearly distinguishable and largely independent from the rest of our single reporting unit.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues are derived mainly from sales of computer-based digital, nonlinear media-editing and finishing systems and related peripherals, including shared-storage systems, software licenses, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Revised)
Video products revenues	$47,089	$(20,564)	(30.4)%	$67,653
Audio products revenues	41,982	(22,020)	(34.4)%	64,002
Recoveries related to divestitures	1,807	1,807	100.0%	—
Products revenues	90,878	(40,777)	(31.0)%	131,655
Services revenues	36,297	3,254	9.8%	33,043
Total net revenues	$127,175	$(37,523)	(22.8)%	$164,698

Net Revenues for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Revised)
Video products revenues	$167,002	$(31,630)	(15.9)%	$198,632
Audio products revenues	167,880	(31,377)	(15.7)%	199,257
Less allowances related to divestitures	(1,041)	(1,041)	(100.0)%	—
Products revenues	333,841	(64,048)	(16.1)%	397,889
Services revenues	102,905	8,562	9.1%	94,343
Total net revenues	$436,746	$(55,486)	(11.3)%	$492,232

Net Revenues of Divested Consumer Product Lines
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Divested consumer video products revenues	$1,938	$6,097	$8,617	$22,409
Divested consumer audio products revenues	2,243	15,804	27,093	50,355
Total revenues from divested product lines	$4,181	$21,901	$35,710	$72,764

Net Revenues of the Ongoing Business
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (Revised)	2012	2011 (Revised)
Ongoing video product revenue	46,107	61,556	157,867	176,223
Ongoing video service revenue	34,918	31,782	98,550	90,433
Sub-Total ongoing video revenue	81,025	93,338	256,417	266,656
Ongoing audio product revenue	40,595	48,291	140,374	149,092
Ongoing audio service revenue	1,374	1,168	4,245	3,720
Sub-Total ongoing audio revenue	41,969	49,459	144,619	152,812
Totals
Ongoing product	86,702	109,847	298,241	325,315
Ongoing Services	36,292	32,950	102,795	94,153
Total ongoing revenue	122,994	142,797	401,036	419,468
Total revenues from divested product lines	4,181	21,901	35,710	72,764
Total net revenues	127,175	164,698	436,746	492,232

Video Products Revenues

Video products revenues decreased $20.6 million, or 30.4%, for the three-month period ended September 30, 2012 compared to the same period in 2011, and decreased $31.6 million, or 15.9%, for the nine-month period ended September 30, 2012 compared to the same period in 2011. During the first half of 2012, we experienced a decrease in our consumer video-editing revenues due to lower unit sales as a result of continued weakness in the consumer video-editing market in the 2012 period. We divested our consumer video-editing product lines on July 2, 2012. Ongoing video products revenues decreased $15.4 million, or 25.1%, for the three-month period ended September 30, 2012 compared to the same period in 2011, and decreased $18.4 million, or 10.4%, for the nine-month period ended September 30, 2012 compared to the same period in 2011. We believe the decrease in ongoing video product revenues for the three-month period ended September 30, 2012, compared to the prior period, was primarily due to sales execution issues, largely in the Americas, and transitional issues related to our restructuring plans and divestitures. For the nine-month period ended September 30, 2012, compared to the prior period, revenues from our professional video-editing products decreased, while revenues from storage and workflow solutions and broadcast newsroom products increased. For the nine-month period ended September 30, 2012, our professional video-editing solutions unit sales increased by approximately 24%, but revenues decreased as a result of an overall shift from hardware-based to software-only solutions that have significantly lower unit prices. The 2011 period benefited from successful video-editing hardware upgrade promotions. Approximately 2% of the decrease in revenues for the three-month period ended September 30, 2012, compared to the prior period, is due to the impact of foreign currency. On-going video products revenues decreased in all regions during the three-month period ended September 30, 2012, compared to the same period in 2011. For the nine-month period ended September 30, 2012, on-going video product revenues decreased in the Americas, and increased in the Europe and Asia-Pacific regions, compared to the same period in 2011.

Audio Products Revenues

Audio products revenues decreased $22.0 million, or 34.4%, for the three-month period ended September 30, 2012 compared to the same period in 2011, and decreased $31.4 million, or 15.7%, for the nine-month period ended September 30, 2012 compared to the same period in 2011. During the first half of 2012, we continued to see decreases in revenues from our audio consumer business, which includes speakers, MIDI controllers and several of our recording and I/O product lines. We divested most of our consumer audio product lines on July 2, 2012. Ongoing audio products revenues decreased $7.7 million, or 15.9%, for the three-month period ended September 30, 2012 compared to the same period in 2011, and decreased $8.7 million, or 5.8%, for the nine-month period ended September 30, 2012 compared to the same period in 2011. For the three and nine-month period ended September 30, 2012, we had decreased revenues from our entry-level professional audio interfaces, which was partially offset by increased revenues from our high-end Pro Tools HD solutions and the associated HDX hardware introduced in the fourth quarter of 2011. Revenues from live-sound systems were down slightly for the three-months and relatively flat for the nine-months ended September 30, 2012 . On-going Audio products revenues decreased in all regions during the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. Services revenues increased $3.3 million, or 9.8%, increase and $8.6 million, or 9.1%, increase for three and nine-month periods ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to strong growth in professional services, as well as increased maintenance revenues, driven by improved attachment rates for maintenance contracts on new product sales and strong contract renewal rates. Since 2010, we began to include maintenance contracts with certain product sales. While this has had a positive effect on our current maintenance revenues, the effect on future maintenance revenues will depend on the level of renewal rates on these contracts. Services revenues increased in all regions during the three-month period ended September 30, 2012, compared to the same period in 2011.

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

Costs of Revenues for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Revised)
Cost of products revenues	$43,784	$(16,279)	(27.1)%	$60,063
Cost of services revenues	15,107	(479)	(3.1)%	15,586
Amortization of intangible assets	634	(50)	(7.3)%	684
Restructuring costs	528	528	100.0%	—
Total cost of revenues	60,053	(16,280)	(21.3)%	76,333

Gross profit	$67,122	$(21,243)	(24.0)%	$88,365

Costs of Revenues for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Revised)
Cost of products revenues	$171,633	$(16,319)	(8.7)%	$187,952
Cost of services revenues	42,149	(2,197)	(5.0)%	44,346
Amortization of intangible assets	1,928	(108)	(5.3)%	2,036
Restructuring costs	3,161	3,161	100.0%	—
Total cost of revenues	218,871	(15,463)	(6.6)%	234,334

Gross profit	$217,875	$(40,023)	(15.5)%	$257,898

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

Gross Margin % for the Three Months Ended September 30, 2012 and 2011
	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Revised)
Products	50.8%	(3.6)%	54.4%
Services	58.4%	5.6%	52.8%
Total	52.8%	(0.9)%	53.7%

Gross Margin % for the Nine Months Ended September 30, 2012 and 2011
	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Revised)
Products	48.7%	(4.1)%	52.8%
Services	59.0%	6.0%	53.0%
Total	49.9%	(2.5)%	52.4%

Our products gross margin percentage for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 was negatively impacted by lower margins on consumer video and audio products. The decreases in product gross margin percentage for the nine-month period ended September 30, 2012 compared to the same period in 2011 was also due to decreases in our products revenues on relatively fixed costs for inventory management and logistics, the initiation of incentive promotions to sell certain of our older products that are at end-of-life or transitioning to new versions. We continue to bundle the first-year maintenance support, which has adversely impacted product gross margin, but should improve our service margins. We expect to see some improvements in products gross margin in the remainder of 2012 as a result of the consumer product line divestitures.

The increases in our services gross margin percentage for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011 were driven by the increase in services revenues and margin improvement for professional services, and increases in services revenues from maintenance contracts, which have higher gross margins than professional services and training. As mentioned previously, during 2010 we began to include maintenance contracts with certain product sales, which has had a positive effect on our maintenance revenues.

OPERATING EXPENSES AND OPERATING LOSS

Operating Expenses and Operating Loss for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Revised)
Research and development expenses	$23,099	$(5,861)	(20.2)%	$28,960
Marketing and selling expenses	36,629	(8,766)	(19.3)%	45,395
General and administrative expenses	10,542	(2,976)	(22.0)%	13,518
Amortization of intangible assets	782	(1,377)	(63.8)%	2,159
Restructuring costs	12,674	9,967	368.2%	2,707
Loss on sales of assets	(206)	(206)	—%	—
Total operating expenses	$83,520	$(9,219)	(9.9)%	$92,739

Operating loss	$(16,398)	$(12,024)	(274.9)%	$(4,374)

Operating Expenses and Operating Loss for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Revised)
Research and development expenses	$77,474	$(11,912)	(13.3)%	$89,386
Marketing and selling expenses	126,017	(10,295)	(7.6)%	136,312
General and administrative expenses	39,338	(3,399)	(8.0)%	42,737
Amortization of intangible assets	3,499	(2,966)	(45.9)%	6,465
Restructuring costs	28,683	27,291	1,960.6%	1,392
Loss on sales of assets	9,493	8,896	1,490.1%	597
Total operating expenses	$284,504	$7,615	2.8%	$276,889

Operating loss	$(66,629)	$(47,638)	(250.8)%	$(18,991)

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $5.9 million and $11.9 million, or 20.2% and 13.3%, during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Because our cost reduction plans and the divestiture of the consumer product lines were substantially complete in the quarter ended September 30, 2012, we do not expect a material change in research and development expenses going forward into the fourth quarter of 2012 and 2013.

Change in Research and Development Expenses for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(3,837)	(22.8)
Computer hardware and supplies expenses	(456)	(33.1)
Facilities and information technology infrastructure costs	(590)	(12.4)
Consulting and outside services	(1,304)	(29.3)
Other expenses	326	21.9
Total research and development expenses decrease	$(5,861)	(20.2)%

Change in Research and Development Expenses for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(8,240)	(15.5)
Computer hardware and supplies expenses	(1,639)	(42.2)
Facilities and information technology infrastructure costs	(988)	(6.8)
Consulting and outside services	(1,207)	(9.3)
Other expenses	162	3.4
Total research and development expenses decrease	$(11,912)	(13.3)%

The decrease in personnel-related expenses for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011, primarily resulted from employee headcount reductions as well as lower stock based compensation expense. The decreases in computer hardware and supplies expenses and facilities and information technology infrastructure costs were related to new product development projects in the first quarter of 2011 that were not present in the 2012 period, as well as the lower headcount in the 2012 period. R&D expenses as a percentage of revenues were 18.2% and 17.7% in the three and nine-month periods ended September 30, 2012, respectively, compared to 17.6% and 18.2% in the three and nine-month periods ended September 30, 2011 (Revised), respectively. Spending was lower in 2012 but, when combined with the decrease in revenues, research and development expenses as a percentage of revenue increased.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs decreased $8.8 million and $10.3 million, or 19.3% and 7.6%, during the three and nine-months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. During the quarter ended June 30, 2012 there was a reduction in marketing and selling expenses of $1.1 million due to the forfeiture of performance-based options and restricted stock units offset by the acceleration of certain time-based stock options and restricted stock unit awards. As a result of the Company's cost reduction plans and the divestiture of the consumer products lines, we expect this lower level of marketing and selling expenses to continue into the fourth quarter of 2012 and 2013.

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 Increase (Decrease) From 2011
	$	%
Personnel-related expenses	(5,548)	(16.1)
Tradeshow and other promotional expenses	(1,054)	(27.9)
Consulting and outside services	$(2,070)	(33.4)
Travel-related expenses	(779)	(14.9)
Foreign exchange losses	686	144.6
Bad debt expenses	(115)	(152.6)
Other expenses	114	3.0
Total marketing and selling expenses decrease	$(8,766)	(19.3)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 Increase (Decrease) From 2011
	$	%
Personnel-related expenses	(9,769)	(9.1)
Tradeshow and other promotional expenses	(1,293)	(11.3)
Consulting and outside services	$(282)	(1.9)
Travel-related expenses	(630)	(4.2)
Foreign exchange losses	1,692	161.6
Bad debt expenses	(259)	(164.4)
Other expenses	246	2.1
Total marketing and selling expenses decrease	$(10,295)	(7.6)%

The decrease in personnel-related expenses was the result of decreased salary expense on lower headcount as well as lower stock based compensation expense. The lower consulting and outside services costs for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 resulted from one time consulting costs in 2011 related to long-term sales and marketing strategy planning. The decrease in bad debt expenses is due to lower accounts receivable balances. During the nine-month period ended September 30, 2012, net foreign exchange losses (specifically, foreign exchange transaction and remeasurement gains and losses on net monetary assets denominated in foreign currencies, offset by non-designated foreign currency hedging gains and losses), which are included in marketing and selling expenses, were $0.6 million, compared to gains of $1.1 million in the 2011 period, resulting in a $1.7 million change in the expense. Marketing and selling expenses as a percentage of revenues were 28.8% and 28.9% in the three and nine-month periods ended September 30, 2012, respectively, compared to 27.7% and 27.7% in the three and nine-month periods ended September 30, 2011 (Revised), respectively, as a result of the impact of the decreased revenues for the 2012 period.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses decreased $3.0 million and $3.4 million, or 22.0% and 8.0%, during the three and nine months ended September 30, 2012 respectively, compared to the corresponding periods in 2011. With our cost reduction plans and the divestiture of the consumer business lines, we expect this lower level of general and administrative expenses to continue into the fourth quarter of 2012 and 2013.

Change in General and Administrative Expenses for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(2,446)	(33.0)
Consulting and outside services expenses	(35)	(1.6)
Facilities and information technology infrastructure costs	(249)	(8.9)
Other expenses	(246)	(21.5)
Total general and administrative expenses decrease	$(2,976)	(22.0)%

Change in General and Administrative Expenses for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 (Decrease) Increase From 2011
	$	%
Personnel-related expenses	$(4,439)	(18.4)
Consulting and outside services expenses	1,022	13.9
Facilities and information technology infrastructure costs	319	4.1
Other expenses	(301)	(8.5)
Total general and administrative expenses decrease	$(3,399)	(8.0)%

The decrease in personnel-related costs for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011, was primarily the result of decreased salary expense on lower headcount and lower stock-based compensation expense. The increase in consulting and outside services costs for the three-month period ended September 30, 2012 was primarily the result of increased audit and other professional fees for outside services while the decrease for the nine-month period was a result of one-time projects in 2011 that were not repeated in 2012. The increase in facilities and information technology infrastructure costs was primarily the result of higher software maintenance costs, primarily related to new software applications designed to improve our business planning processes while the decrease for the nine-month period was a result of the timing of projects in 2011. General and administrative expenses as a percentage of revenues were 8.3% and 9.0% in the three and nine-month periods ended September 30, 2012, respectively, compared to 8.2% and 8.7% in the three and nine-month periods ended September 30, 2011 (Revised), respectively, primarily as a result of the impact of the decrease in revenues for the 2012 periods.

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

Change in Amortization of Intangible Assets for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 Decrease From 2011
	$	%
Amortization of intangible assets recorded in cost of revenues	$(50)	(7.3)
Amortization of intangible assets recorded in operating expenses	(1,377)	(63.8)
Total amortization of intangible assets	$(1,427)	(50.2)

Change in Amortization of Intangible Assets for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012 Decrease From 2011
	$	%
Amortization of intangible assets recorded in cost of revenues	$(108)	(5.3)
Amortization of intangible assets recorded in operating expenses	(2,966)	(45.9)
Total amortization of intangible assets	$(3,074)	(36.2)

The decrease in amortization of intangible assets recorded in operating expenses during the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 was primarily the result of the completion during the first quarter of 2012 of the amortization of certain intangible assets related to our 2005 acquisition of Pinnacle Systems, Inc., as well as the completion of the amortization of an intangible asset related to our 2006 acquisition of Medea Corporation during the quarter ended September 30, 2012.

The unamortized balance of the identifiable intangible assets related to all acquisitions was approximately $9.6 million at September 30, 2012. We expect amortization of these intangible assets to be approximately $2 million during the remainder of 2012, $4 million in 2013, $2 million in 2014, $1 million in 2015 and $1 million in 2016. See Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding identifiable intangible assets related to acquisitions.

Restructuring Costs (Recoveries), Net

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions (the "2012 Plan") to focus on our Media Enterprise and Post and Professionals market segments and to drive improved operating performance. These actions included the divestiture of certain of our consumer focused product lines, a rationalization of the business operations and a reduction in force. Actions under the 2012 Plan included the elimination of approximately 330 positions and the closure of one of our facilities in Burlington, Massachusetts and partial closure of facilities in Mountain View and Daly City, California. We recorded restructuring charges of $15.4 million related to severance costs and $9.4 million for the closure or partial closure of facilities and $0.3 million for contract termination costs. To date we have recorded total restructuring charges of approximately $25.1 million under the 2012 Plan. We do not expect any significant further charges and expect to complete all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, we committed to the 2011 Plan, which was intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 190 positions and the closure of our facility in Irwindale, California. During 2011, we recorded restructuring charges of $9.1 million related to severance costs and $0.5 million for the closure of the Irwindale facility, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the nine months ended September 30, 2012, the Company recorded restructuring revisions of approximately $0.1 million for a revised estimate of the costs associated with a previously closed facility. To date we have recorded total restructuring charges of approximately $9.7 million under the 2011 Plan. No further restructuring actions are anticipated under the 2011 plan.

2010 Restructuring Plans

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with our strategic plans for the 2011 fiscal year.  During the fourth quarter of 2010, we recorded restructuring charges of $9.2 million related to severance costs for the elimination of 145 positions and $1.4 million for the partial closure of a facility. During 2011, we revised our previously recorded estimates of severance costs resulting in a restructuring benefit of $1.5 million and also recorded a restructuring charge of $0.3 million resulting from the revised estimate of the costs associated with the partial facility closure. The severance revisions primarily resulted from the final severance negotiations for certain European employees, as well as the transferring of certain employees into alternative positions at Avid. During 2011, we also recorded facilities restructuring charges of approximately $1.0 million related to the closure of a facility in Germany, which included non-cash amounts totaling $0.1 million for fixed asset write offs. During the three months ended September 30, 2012, we recorded additional facilities restructuring charges of approximately $0.9 million for a revised estimate of the costs associated with a previously closed facility. To date, total restructuring charges of approximately $11.3 million have been recorded under the 2010 Plan, and no further restructuring actions are anticipated under the 2010 plan.

During 2010, we also initiated acquisition-related restructuring actions and recorded related 2010 and 2011 restructuring charges totaling $2.0 million for the severance costs for 24 former Euphonix employees and the closure of three Euphonix facilities. During the three months ended September 30, 2012, we recorded additional facilities restructuring charges of approximately $0.6 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated in connection with these restructuring actions.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan, that included a reduction in force of approximately 820 positions, including employees related to product line divestitures, and the closure of all or parts of eighteen facilities worldwide. During the fourth quarter of 2008 and in 2009, 2010 and 2011, we recorded total restructuring charges of $35.2 million related to employee termination costs, $12.8 million for facilities closures, $2.7 million related to the write-down of inventory and $4.3 million for revisions to previous estimates. During the three months ended September 30, 2012, we recorded additional restructuring charges of $2.1 million for a revised estimate of the costs associated with a previously closed facility. No further restructuring actions are anticipated under the 2008 Plan.

Loss on Sale of Assets

As of June 30, 2012, we measured the net assets held-for-sale at estimated fair value less costs to sell. Accordingly, during the quarter ended June 30, 2012, we recorded total estimated write-downs and costs to sell on the assets held-for-sale of approximately $10.0 million, within operating expenses, representing the excess of the aggregate carrying amount of such net assets over the aggregate of their fair value plus costs to sell. During the three-month period ended September 30, 2012, we recorded a gain on the sales of assets of approximately $0.2 million, primarily driven by a change in the estimated warranty obligation related to the divestitures.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Income (Expense)	$	%	Income (Expense) (Revised)
Interest income	$49	$39	390.0%	$10
Interest expense	(404)	152	27.3%	(556)
Other income (expense), net	37	(6)	14.0%	43
Total interest and other income (expense), net	$(318)	$185	36.8%	$(503)

Interest and Other Income (Expense) for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Income (Expense)	$	%	Income (Expense) (Revised)
Interest income	$164	$86	110.3%	$78
Interest expense	(1,124)	448	28.5%	(1,572)
Other income (expense), net	69	23	50.0%	46
Total interest and other income (expense), net	$(891)	$557	38.5%	$(1,448)

The change in interest and other income (expense), net for the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011 was primarily the result of decreased interest expense related to our revolving credit facilities due to lower average outstanding borrowings as a result of lower borrowing levels in the 2012 periods, as well as the increase in interest income. We expect our interest expense for 2012 to decrease from the 2011 levels, but that could change depending on the level of our 2012 borrowings.

PROVISION FOR INCOME TAXES, NET

Provision for Income Taxes, Net for the Three Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Provision	$	%	Provision (Revised)
Provision for income taxes, net	$672	$(2,000)	(74.9)%	$2,672

Provision for Income Taxes, Net for the Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)
	2012	Change		2011
	Provision	$	%	Provision (Revised)
Provision for income taxes, net	$2,097	$(942)	(31.0)%	$3,039

Our effective tax rate, which represents our tax provision as a percentage of loss before tax, was 3% and 15%, respectively, for the nine months ended September 30, 2012 and 2011. Our provision for income taxes for the 2012 period decreased by approximately $0.9 million from the 2011 period, primarily as a result of changes in the jurisdictional mix of earnings, changes in our transfer pricing strategy and overall lower profitability of the business. During the nine-month period ended September 30, 2012, there was a net discrete tax benefit of approximately $0.1 million which is primarily comprised of a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.7 million benefit for a release of a tax reserve, partially offset by a $2.0 million withholding tax liability on a Canadian dividend, a $1.4 million tax provision associated with an Irish income tax audit, a $0.5 million tax provision associated with a change in the Company's indefinite reinvestment assertion with respect to its Canadian subsidiary, and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.4 million. By comparison, during the nine-month period ended September 30, 2011 (Revised), there were no significant discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets which are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at September 30, 2012 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in these tax jurisdictions, but we believe that we are adequately reserved for any potential exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At September 30, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $13.9 million, of which $0.1 million would affect our effective tax rate if recognized. At December 31, 2011 (Revised), our unrecognized tax benefits and related accrued interest and penalties totaled $12.9 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2011 (Revised) was the result of a $1.7 million increase related to uncertain tax positions embedded in our domestic tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards. This increase was partially offset by a decrease of $0.6 million related to a reserve release resulting from the closure of a tax examination during the quarter ended March 31, 2012 and a decrease of $0.1 million related to a reserve release resulting from the expiration of the statute of limitations on a foreign tax reserve during the quarter ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented since the fourth quarter of 2010 with borrowings under our credit facilities. At September 30, 2012 and December 31, 2011 (Revised), our principal sources of liquidity included cash and cash equivalents totaling $71.4 million and $32.9 million, respectively, and available borrowings under our credit facilities as discussed below. At September 30, 2012, the cash available in our foreign subsidiaries totaled approximately $49.3 million. Generally, we do not have any plans to repatriate these earnings because the underlying cash is required to fund the ongoing foreign operations. We believe the additional taxes that might be payable upon repatriation of foreign earnings are not significant. We repatriated a dividend from our Canadian subsidiary which did not significantly impact the cash in foreign subsidiaries. At September 30, 2012, all related estimated tax provisions and liabilities have been recorded.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions which are more specifically described in the Credit Agreement. The credit facilities have a maturity date of October 1, 2014, at which time Wells Fargo's commitments to provide additional credit will terminate and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty. The Credit Agreement requires that Avid Technology, Inc. and Avid Technology International B.V., or Avid Europe, maintain liquidity (comprised of unused availability plus certain unrestricted cash and cash equivalents), respectively, of

$10 million, at least $5 million of which must be from unused availability under Avid Technology, Inc.'s portion of the credit facilities, and $5 million, at least $2.5 million of which must be from unused availability under Avid Europe's portion of the credit facilities.

During the nine months ended September 30, 2012, our U.S. operations borrowed and repaid $11.0 million and the European operations borrowed and repaid $3.0 million under the credit line. These funds were used primarily to facilitate the settlement of certain intercompany balances and payment of intercompany dividends. At September 30, 2012, we had no outstanding borrowings under the credit facilities. At September 30, 2012, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.7 million and $4.8 million, respectively, and available borrowings under the credit facilities of approximately $31.3 million and $12.8 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants. At September 30, 2012, we were in compliance with all covenants under the credit facilities. We may borrow against the line of credit to cover short-term cash requirements during 2012 as may be required to meet the funding needs of our business.

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

The following table summarizes our cash flows for the nine months ended September 30, 2012 and September 30, 2011 (Revised) (in thousands):

	Nine Months Ended September 30,
	2012	2011 (Revised)
Net cash provided by (used in) operating activities	$30,955	$(14,015)
Net cash provided by (used in) investing activities	6,841	(9,373)
Net cash provided by financing activities	160	14,753
Effect of foreign currency exchange rates on cash and cash equivalents	548	(495)
Net increase (decrease) in cash and cash equivalents	$38,504	$(9,130)

Cash Flows from Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities primarily reflected changes in working capital items, in particular decreases in accounts receivable and inventories and an increase in deferred revenues. For the nine months ended September 30, 2011 (Revised), net cash used in operating activities primarily reflected changes in working capital items, in particular an increase in inventories and a decrease in accrued compensation and benefits, partially offset by an increase in deferred revenues and a decrease in accounts receivable. The 2011 period changes were also partially offset by the positive impact of our net loss after adjustment for non-cash items, in particular depreciation and amortization and stock-based compensation expense.

Accounts receivable decreased by $29.2 million to $75.1 million at September 30, 2012 from $104.3 million at December 31, 2011 (Revised). These balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience. Days sales outstanding in accounts receivable, or DSO, was 53 days at September 30, 2012 compared to 51 days at December 31, 2011 (Revised). Our accounts receivable aging at September 30, 2012 is within historical ranges, and we believe our consistent DSO is the result of the timing of revenue recognition and customer payment receipts.

Inventories decreased by $31.0 million to $80.4 million at September 30, 2012 from $111.4 million at December 31, 2011 (Revised). These balances included stockroom, spares and demonstration equipment inventories at various locations, as well as inventory at customer sites related to shipments for which we had not yet recognized revenue. About one third of the decrease in inventories at September 30, 2012 was the result of the July 2, 2012 divestitures of our consumer product lines, and the remainder was due to our efforts to better optimize our supply chain through the use of improved systems and processes to better balance demand and supply. We review all inventory balances regularly for excess quantities or potential obsolescence and make appropriate adjustments as needed to write down the inventories to reflect their estimated realizable value. We source inventory products and components pursuant to purchase orders placed from time to time.

Accounts payable decreased by $6.2 million to $36.3 million at September 30, 2012 from $42.5 million at December 31, 2011 (Revised). This decrease is primarily the result of decreased purchases and the related timing of cash payments to our vendors.

Accrued liabilities, including accrued payroll and benefits, increased by $2.3 million to $64.6 million at September 30, 2012 from $66.9 million at December 31, 2011 (Revised). This increase was largely related to the 2012 restructuring charges, offset by the decreased accruals for payroll and other compensation, primarily due to payments in the second quarter of 2012 for 2011 bonuses, payments of restructuring liabilities, as well as lower accrued commissions and lower accrued benefits, associated with a change in medical plans. At September 30, 2012, we had restructuring accruals of $9.4 million and $15.8 million related to and severance and lease obligations, respectively, including $8.5 million in lease obligations recorded as long-term liabilities. Our future cash obligations for leases for which we have vacated the underlying facilities totaled approximately $17.9 million at September 30, 2012. The lease accruals represent the present value of the excess of our lease commitments on the vacated space over expected payments to be received on subleases of the relevant facilities. The lease payments will be made over the remaining terms of the leases, which have varying expiration dates through 2021, unless we are able to negotiate earlier terminations. The severance payments will be made during the next twelve months. Cash payments resulting from restructuring obligations totaled approximately $14.0 million during the nine months ended September 30, 2012. All payments related to restructuring actions are expected to be funded through working capital. See Note 13 of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the activity in the restructuring costs and accruals during the nine months ended September 30, 2012.

Deferred revenues, including long-term amounts, increased by $16.3 million to $71.4 million at September 30, 2012, from $55.1 million at December 31, 2011 (Revised). This increase was largely the result of an increase in deferrals related to maintenance obligations, resulting from an increase in new maintenance contracts and the timing of contract renewals, as well as deferrals for other contract obligations.

Cash Flows from Investing Activities

For the nine months ended September 30, 2012, the net cash flow provided by investing activities reflected $6.7 million used for the purchase of property and equipment offset by $13.3 million proceeds from the sales of assets from the July 2, 2012 divestitures of our consumer product lines. For the nine months ended September 30, 2011 (Revised), the net cash flow used in investing activities primarily reflected $8.9 million used for the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012, the net cash flow provided by financing activities primarily reflected proceeds related to the issuance of common stock under stock incentive plans and employee stock purchase plan. During the nine months ended September 30, 2012, our U.S. operations borrowed $11.0 million and the European operations borrowed $3.0 million under our revolving credit facilities primarily to facilitate the settlement of intercompany balances and payment of intercompany dividends, all of which was repaid during the period. We may borrow against the line of credit from time to time to cover short term cash requirements during 2012.

For the nine months ended September 30, 2011 (Revised), the net cash flow provided by financing activities primarily reflected proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan, partially offset by payments associated with tax withholding obligations resulting from the issuance of common stock under stock incentive plans. Also, during the nine months ended September 30, 2011 (Revised), our U.S. operations borrowed $21.0 million and repaid $8.0 million under our revolving credit facilities to meet certain short-term cash requirements.

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

At September 30, 2012, we had foreign currency forward contracts outstanding with an aggregate notional value of $27.4 million, denominated in the euro, Japanese yen, Canadian dollar, Singapore dollar and Danish kroner, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At September 30, 2012, the fair value of the foreign currency forward contracts was $0.2 million, representing a net unrealized gain consisting of a net unrealized gain of $0.3 million from contracts that matured on, but were unsettled at September 30, 2012, and a $0.1 million mark-to-market net unrealized loss from contracts with maturity dates after September 30, 2012. For the nine months ended September 30, 2012, net losses of $1.7 million resulting from forward contracts and $1.6 million of net transaction and remeasurement gains on the related assets and liabilities were included in our marketing and selling expenses.

As it relates to our use of foreign currency forward contracts, a hypothetical 10% change in foreign currency rates would not have a material impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the forward contracts as a result of a 10% change would at least partially offset the impact on asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2012, we held $71.4 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At September 30, 2012, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three months ended March 31, 2012, we identified withholding tax errors (the “withholding errors”) related to an intercompany loan made in 2007 between two of our international subsidiaries. We corrected the withholding errors and other immaterial errors in the consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and are correcting these errors in our prior period consolidated financial statements when they are contained in our future periodic reports, including this Quarterly Report on Form 10-Q. The impact of the withholding errors and other immaterial errors on our prior period consolidated financial statements was not material. We had previously identified internal control deficiencies in our assessment of internal control over financial reporting as of December 31, 2011, which were not fully remediated as of March 31, 2012 or September 30, 2012 (the “unremediated deficiencies”). The unremediated deficiencies, taken together with an additional deficiency related to the withholding errors, pertain primarily to the timely and accurate preparation of financial statements in accordance with US GAAP and the review, analysis and documentation of key accounting and tax estimates, assumptions and judgments related to inventory, revenue and related reserves, stock-based compensation, certain accruals and income taxes. We concluded that, when aggregated, the unremediated deficiencies at March 31, 2012 and September 30, 2012 represented a material weakness and, accordingly, our internal control over financial reporting was ineffective at those dates. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have developed a remediation plan to address the material weakness and the individual underlying control deficiencies identified. While not fully implemented, many elements of this plan were in process prior to September 30, 2012. As of September 30, 2012 the material weakness has not yet been remediated and we continue to execute our remediation plan, which includes hiring additional experienced accounting personnel, creating new control procedures, modifying existing control procedures and expanding training for our accounting personnel.

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

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the risk factors contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 in addition to the other information included or incorporated by reference in this quarterly report before making an investment decision regarding our common stock. If any of these risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

The risk factors below update, and should be read in connection with, the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and the risk factors contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

We could be required to record impairment charges to reduce the carrying value of our goodwill.

We have goodwill of $238.6 million,intangible assets of $9.6 million and other long-lived assets of $53.4 million as of September 30, 2012, which represents 55% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of our reporting unit. If the estimated fair value of our reporting unit changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.  We will perform our annual goodwill impairment test during the fourth quarter of 2012. Given the recent decline and continued volatility in the price of our common stock, it is possible that we will need to  perform a hypothetical purchase price allocation for our single reporting unit, allocating the reporting unit's estimated fair value to its assets and liabilities, and to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the difference. In addition, we review intangible assets and other long-lived assets for impairment when ever indicators of impairment exist. While we cannot make a determination at this time, it is possible that goodwill, intangible assets, and other long-lived asset impairment losses will be recorded in the fourth quarter of 2012.  Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition, and could adversely affect the price of our common stock.

A natural disaster or catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

Our operations and the operations of our customers are vulnerable to interruptions by natural disasters or catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities presence in California near major earthquake fault lines. Our enterprise-wide disaster recovery plan may not be sufficient to protect us if a catastrophic event occurs and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our or our customers' networks or systems, or injury or damage to either parties' personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our or our customers' ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers' purchasing decisions and reduce demand for our products and services. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

We identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2012, and that they continue not to be effective as of September 30, 2012. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Our compliance with Section 404 of the Sarbanes Oxley Act of 2002 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues.

As disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to a material weakness in our internal control over financial reporting. If we fail to successfully remediate this material weakness, the market's confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.  For a discussion of this material weakness, please see Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ Ken Sexton
	Name: Title:	Ken Sexton Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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