Form 10-Q
period 2013-03-31
AVID TECHNOLOGY, INC.
filed 2014-09-12
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
__________________
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 29, 2014 was 39,159,269.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that relate to future results or events are forward-looking statements.

Forward-looking statements include, but are not limited to, statements regarding:

•	our ability to mitigate and remediate effectively the material weaknesses in our internal controls over financial reporting;

•	the development, marketing and selling of new products and services;

•	our ability to successfully implement our Avid Everywhere strategic plan;

•	anticipated trends relating to our sales, financial condition or results of operations;

•	our goal of expanding our market positions;

•	our capital resources and the adequacy thereof;

•	the anticipated trends and development of our markets and the success of our products in these markets;

•	our plans regarding the relisting of our common stock on The NASDAQ Stock Market, or NASDAQ, and the liquidity of our stock;

•	the risk of restatement of our financial statements;

•	the anticipated performance of our products;

•	business strategies and market positioning;

•	the impact and costs and expenses of any litigation and government inquiries we may be subject to now or in the future;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	transactions and valuations of investments and derivative instruments; and

•	fluctuations in foreign exchange and interest rates.

Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid Motion Graphics, AirSpeed, EUCON, Fast Track, iNEWS, Interplay, ISIS, Avid MediaCentral, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.  Other trademarks appearing in this Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2013	2012
		(Restated)
Net revenues:
Products	$98,718	$127,706
Services	37,353	31,445
Total net revenues	136,071	159,151
Cost of revenues:
Products	37,015	45,482
Services	15,276	14,411
Amortization of intangible assets	651	650
Total cost of revenues	52,942	60,543
Gross profit	83,129	98,608
Operating expenses:
Research and development	23,607	26,460
Marketing and selling	33,909	41,873
General and administrative	15,597	14,348
Amortization of intangible assets	663	1,611
Restructuring costs, net	273	444
Total operating expenses	74,049	84,736
Operating income	9,080	13,872
Interest income	73	129
Interest expense	(335)	(343)
Other income, net	4	20
Income from continuing operations before income taxes	8,822	13,678
Provision for income taxes, net	557	2,672
Income from continuing operations, net of tax	8,265	11,006
Discontinued operations:
Income from divested operations	—	5,059
Income from discontinued operations	—	5,059
Net income	$8,265	$16,065
Income per common share – basic:
Income per share from continuing operations, net of tax – basic	$0.21	$0.29
Income per share from discontinued operations – basic	—	0.13
Net income per common share – basic	$0.21	$0.42
Income per common share – diluted:
Income per share from continuing operations, net of tax – diluted	$0.21	$0.28
Income per share from discontinued operations – diluted	—	0.13
Net income per common share – diluted	$0.21	$0.41
Weighted-average common shares outstanding – basic	38,977	38,662
Weighted-average common shares outstanding – diluted	39,034	38,721
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
		(Restated)
Net income	$8,265	$16,065

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,611)	2,148

Comprehensive income	$5,654	$18,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$64,506	$70,390
Accounts receivable, net of allowances of $18,648 and $20,977 at March 31, 2013 and December 31, 2012, respectively	56,625	67,956
Inventories	66,643	69,143
Deferred tax assets, net	560	586
Prepaid expenses	10,681	9,060
Other current assets	18,729	19,950
Total current assets	217,744	237,085
Property and equipment, net	38,719	41,441
Intangible assets, net	7,765	9,217
Long-term deferred tax assets, net	2,701	2,825
Other long-term assets	2,943	3,793
Total assets	$269,872	$294,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,968	$35,425
Accrued compensation and benefits	22,485	25,177
Accrued expenses and other current liabilities	30,389	34,003
Income taxes payable	6,931	7,969
Deferred tax liabilities, net	200	203
Deferred revenues	231,362	230,305
Total current liabilities	321,335	333,082
Long-term deferred tax liabilities, net	695	713
Long-term deferred revenue	309,569	328,180
Other long-term liabilities	16,138	17,978
Total liabilities	647,737	679,953

Contingencies (Note 10)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,040,128	1,039,562
Accumulated deficit	(1,349,414)	(1,357,679)
Treasury stock at cost, net of reissuances	(74,036)	(75,542)
Accumulated other comprehensive income	5,034	7,644
Total stockholders’ deficit	(377,865)	(385,592)
Total liabilities and stockholders’ deficit	$269,872	$294,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$8,265	$16,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,135	7,872
Recovery of doubtful accounts	(36)	(111)
Gain on sales of assets	(125)	—
Stock-based compensation expense	2,077	2,911
Non-cash interest expense	73	73
Foreign currency transaction losses (gains)	44	(1,028)
Provision for deferred taxes	3	372
Changes in operating assets and liabilities:
Accounts receivable	11,366	18,307
Inventories	2,501	6,550
Prepaid expenses and other current assets	(374)	411
Accounts payable	(5,383)	(5,376)
Accrued expenses, compensation and benefits and other liabilities	(7,532)	(10,837)
Income taxes payable	(878)	1,384
Deferred revenues	(17,546)	(17,850)
Net cash (used in) provided by operating activities	(1,410)	18,743

Cash flows from investing activities:
Purchases of property and equipment	(2,126)	(3,589)
Proceeds from sale of assets	125	—
Increase in other long-term assets	(8)	(366)
Net cash used in investing activities	(2,009)	(3,955)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	176	282
Common stock repurchases for tax withholdings for net settlement of equity awards	(181)	(454)
Proceeds from revolving credit facilities	—	1,000
Payments on revolving credit facilities	—	(1,000)
Net cash used in financing activities	(5)	(172)

Effect of exchange rate changes on cash and cash equivalents	(2,460)	2,210
Net (decrease) increase in cash and cash equivalents	(5,884)	16,826
Cash and cash equivalents at beginning of period	70,390	32,855
Cash and cash equivalents at end of period	$64,506	$49,681

Supplemental information:
Cash paid for income taxes, net of refunds	$476	$714
Cash paid for interest	262	270

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements. The Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 are included in its Annual Report on Form 10-K for the year ended December 31, 2013, which includes all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Form 10-K.

The Company’s preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from the Company’s estimates.

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At December 31, 2013, the Company’s principal sources of liquidity included cash and cash equivalents totaling $48.2 million and available borrowings under the Company’s credit facilities. Cash used in operating activities aggregated $9.1 million for the year ended December 31, 2013. This cash use reflected significant spending on restatement-related activities, restructuring related activities and executive management changes of $13.2 million, $13.2 million and $2.4 million, respectively. The spending associated with the restatement and restructuring activities is expected to materially abate by the end of 2014. The spending associated with the executive management changes was substantially completed in 2013.

The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company’s external sources of credit under the credit facilities. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months as well as for the foreseeable future.

Subsequent Events

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a credit agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”) that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees (the “Credit Agreement”). On August 29, 2014, the Company entered into an amendment (the “Amendment”) to its Credit Agreement with Wells Fargo. The Amendment (i) extended the maturity of the Credit Agreement from October 1, 2014 to October 1, 2015, (ii) changed the maximum amounts available under each of the revolving credit facilities, (iii) and added certain covenants, as described below.

Under the Amendment, the maximum amount available for Avid Technology, Inc., (“Avid Technology”) was increased to $45 million (from $40 million) and the maximum amount available for its subsidiary Avid Technology International B.V. (“Avid Europe”) was decreased to $15 million (from $20 million). The maximum amount available under the combined credit facilities continues to be $60 million, subject to certain limitations on borrowing and other terms and conditions as provided in the Credit Agreement.

The Amendment further limits the Company’s ability to access borrowings under the credit facilities if (i) EBITDA (as defined in the Amendment) of $33.8 million is not achieved for the year ending December 31, 2014, or (ii) capital expenditures (as defined in the Amendment) exceed $16.0 million for the year ending December 31, 2014.

The Company evaluated subsequent events through the date of issuance of these financial statements and except for the subsequent events disclosed above and in Note 10, no other recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background

In early 2013, during the course of the Company’s review of its financial results for the fourth quarter and full year of 2012, management identified a historical practice of the Company making available, at no charge to its customers, minor feature and/or compatibility enhancements, as well as bug fixes on a when-and-if-available basis (collectively, “Software Updates”) that management has concluded meets the definition of post-contract customer support (“PCS”) under U.S. GAAP. The business practice of providing Software Updates at no charge for many of the Company’s products creates an implicit obligation and an additional undelivered element for each impacted arrangement (referred to as “Implied Maintenance Release PCS”). The Company’s identification of this additional undelivered element in substantially all of its customer arrangements has a significant impact on the historical revenue recognition policies because this element had not been previously accounted for in any period.

As a result of the foregoing and as explained more fully below, the Company has restated its financial statements for the three months ended March 31, 2012.

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in the Company’s previously issued consolidated financial statements. Historically, the Company generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in the Company’s policy for “Revenue Recognition” in Note A to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally several years. The errors in the timing of revenue recognition have been corrected in the restated condensed consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as stock-based compensation and income taxes, which have also been restated in the restated condensed consolidated financial statements.

Stock-Based Compensation

As a result of the change in the timing of revenue recognition described above, the timing and amount of stock-based compensation expense attributable to performance-based awards, where expected vesting was based on profitability, also changed. Due to the restated historical financial statements, many of the performance-based awards have vested earlier than originally estimated.

Restructuring

The Company also identified errors in severance costs adjustments due to an incorrect estimate originally recorded in the three months ended March 31, 2012.

Other Adjustments

In addition to correcting the restatement adjustments described above, the Company also recorded other adjustments for other errors identified during the restatement process, including reclassifications between cost of sales and operating expenses, as well as errors in inventories and accrued liabilities. The provision for income taxes has been adjusted to reflect the changes in quarterly income before taxes.

Discontinued Operations

On July 2, 2012, the Company exited its consumer business through the sale of the assets of that business in two separate transactions. As described further in Note 7, the disposition of the consumer business qualified for presentation as discontinued operations; therefore, these financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation. The Adjustments to Condensed Consolidated Statement of Operations and Adjustments to Condensed Consolidated Statement of Cash Flows tables below also include a column for discontinued operations to allow reconciliation back to the originally issued financial statements.

Adjustments to Condensed Consolidated Statement of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three months ended March 31, 2012 (in thousands except per share data):

	Three Months Ended
	March 31, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$119,938	30,564	—	(22,796)	$127,706
Services	32,201	(756)	—	—	31,445
Total net revenues	152,139	29,808	—	(22,796)	159,151
Cost of revenues:
Products	61,208	—	(491)	(15,235)	45,482
Services	12,717	—	1,694	—	14,411
Amortization of intangible assets	650	—	—	—	650
Total cost of revenues	74,575	—	1,203	(15,235)	60,543
Gross profit	77,564	29,808	(1,203)	(7,561)	98,608
Operating expenses:
Research and development	27,482	—	(245)	(777)	26,460
Marketing and selling	45,927	—	(2,898)	(1,156)	41,873
General and administrative	14,638	—	279	(569)	14,348
Amortization of intangible assets	1,611	—	—	—	1,611
Restructuring costs, net	168	—	276	—	444
Total operating expenses	89,826	—	(2,588)	(2,502)	84,736
Operating (loss) income	(12,262)	29,808	1,385	(5,059)	13,872

Interest income	129	—	—	—	129
Interest expense	(343)	—	—	—	(343)
Other income	20	—	—	—	20
(Loss) income from continuing operations before income taxes	(12,456)	29,808	1,385	(5,059)	13,678
Provision for income taxes, net	521	—	2,151	—	2,672
(Loss) income from continuing operations, net of tax	(12,977)	29,808	(766)	(5,059)	11,006

Discontinued operations:
Income from divested operations	—	—	—	5,059	5,059
Net (loss) income	$(12,977)	$29,808	$(766)	$—	$16,065
(Loss) income per common share – basic:
(Loss) income per share from continuing operations, net of tax – basic	$(0.34)				$0.29
Income per share from discontinued operations – basic	—				0.13
Net (loss) income per common share – basic	$(0.34)				$0.42
(Loss) income per common share – basic:
(Loss) income per share from continuing operations, net of tax – diluted	$(0.34)				$0.28
Income per share from discontinued operations – diluted	—				0.13
Net (loss) income per common share – diluted	$(0.34)				$0.41
Weighted-average common shares outstanding – basic	38,662				38,662
Weighted-average common shares outstanding – diluted	38,662				38,721

Adjustments to Condensed Consolidated Statement of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	$(12,977)	29,808	$(766)	—	$16,065
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,574	—	298	—	7,872
Recovery of doubtful accounts	(77)	—	(34)	—	(111)
Gain on disposal of fixed assets	(2)	—	2	—	—
Stock-based compensation expense	3,133	—	(222)	—	2,911
Non-cash interest expense	73	—	—	—	73
Foreign currency transaction losses (gains)	2,298	—	(3,326)	—	(1,028)
Provision for deferred taxes	372	—	—	—	372
Changes in operating assets and liabilities:
Accounts receivable	16,857	1,472	(22)	—	18,307
Inventories	7,731	—	(1,181)	—	6,550
Prepaid expenses and other current assets	(975)	—	1,386	—	411
Accounts payable	(5,376)	—	—	—	(5,376)
Accrued expenses, compensation and benefits and other liabilities	(12,338)	—	1,501	—	(10,837)
Income taxes payable	(766)	—	2,150	—	1,384
Deferred revenues	13,431	(31,280)	(1)	—	(17,850)
Net cash provided by operating activities	18,958	—	(215)	—	18,743

Cash flows from investing activities:
Purchases of property and equipment	(3,588)	—	(1)	—	(3,589)
Change in other long-term assets	1,318	—	(1,684)	—	(366)
Net cash used in investing activities	(2,270)	—	(1,685)	—	(3,955)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	(172)	—	454	—	282
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(454)	—	(454)
Proceeds from revolving credit facilities	1,000	—	—	—	1,000
Payments on revolving credit facilities	(1,000)	—	—	—	(1,000)
Net cash used in financing activities	(172)	—	—	—	(172)

Effect of exchange rate changes on cash and cash equivalents	310	—	1,900	—	2,210
Net increase in cash and cash equivalents	16,826	—	—	—	16,826
Cash and cash equivalents at beginning of period	32,855	—	—	—	32,855
Cash and cash equivalents at end of period	$49,681	$—	$—	$—	$49,681

3.	NET INCOME PER SHARE

Net income per common share is presented for both basic income per share (“Basic EPS”) and diluted income per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and potential common shares outstanding during the period.

The following table sets forth (in thousands) potential common shares, on a weighted-average basis, that were considered anti-dilutive securities and excluded from the diluted earnings per share calculations for the relevant periods either because the sum of the exercise price per share and the unrecognized compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period, or because they were considered contingently issuable. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance conditions, market conditions, or a combination of performance or market conditions.

	Three Months Ended
	March 31,
	2013	2012
Options	5,605	5,644
Non-vested restricted stock units	475	617
Anti-dilutive potential common shares	6,080	6,261

4.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At March 31, 2013 and December 31, 2012, the Company had foreign currency forward contracts outstanding with aggregate notional values of $22.2 million and $23.6 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At March 31, 2013 and December 31, 2012, the Company had such foreign currency contracts with aggregate notional values of $3.0 million and $5.3 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at March 31, 2013 and December 31, 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at March 31, 2013	Fair Value at December 31, 2012
Financial assets:
Foreign currency contracts	Other current assets	$79	$157

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$303	$337

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2013 and 2012 that resulted from the Company’s foreign currency contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended March 31,
	2013	2012
		(Restated)
Foreign currency contracts and revaluation of hedged items, net	$266	$(125)

See Note 5 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At March 31, 2013 and December 31, 2012, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,682	$1,110	$572	$—
Foreign currency contracts	79	—	79	—

Financial Liabilities:
Foreign currency contracts	303	—	303	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,680	$1,097	$583	$—
Foreign currency contracts	157	—	157	—

Financial Liabilities:
Foreign currency contracts	337	—	337	—

The fair values of Level 1 deferred compensation assets are determined using a market approach based on quoted market prices of the underlying securities. The fair values of the Level 2 deferred compensation assets are determined using an income approach based on observable inputs including the prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

The fair values of foreign currency contracts are classified as Level 2 in the fair value hierarchy and are measured at fair value on a recurring basis using an income approach based on observable inputs. The primary inputs used to fair value foreign currency contracts are published foreign currency exchange rates as of the date of valuation. See Note 4 for information on the Company’s foreign currency contracts.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

6.	INVENTORIES

Inventories consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$10,838	$11,095
Work in process	337	293
Finished goods	55,468	57,755
Total	$66,643	$69,143

At March 31, 2013 and December 31, 2012, finished goods inventory included $5.4 million and $3.7 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

7. DISCONTINUED OPERATIONS

On July 2, 2012, the Company sold a group of consumer audio and video products and certain related intellectual property (the “Consumer Business”) with a negative carrying value of $25.0 million for total consideration of $14.8 million, of which $13.3 million was received during the three months ended September 30, 2012, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets. The audio assets were sold to Numark Industries, L.P. (“Numark”) for $11.8 million. Proceeds $10.9 million were received from Numark during 2012, with the remaining proceeds held in escrow until a final release date in March 2014. The video assets were sold to Corel Corporation (“Corel”) for $3.0 million. Proceeds of  $2.4 million were received from Corel during the third quarter of 2012, with the remaining proceeds held in escrow until a final release date in January 2014. There was no income tax provision related to the discontinued operations in any period presented.

The divestiture of these consumer product lines was intended to:

•	allow the Company to focus on the Broadcast and Media market and the Video and Audio Post and Professional market;

•	reduce complexity from the Company's operations to improve operational efficiencies; and

•	allow the Company to change its cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

The following table presents the results of operations from discontinued operations for the three months ended March 31, 2012 (Restated) (in thousands):

Three Months Ended
March 31, 2012
Net revenues	$22,796
Cost of revenues	15,235
Gross profit	7,561
Operating expenses	2,502
Income from divested operations	$5,059

8.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,527	$(51,650)	$877	$52,720	$(51,171)	$1,549
Customer relationships	49,441	(43,404)	6,037	49,543	(42,828)	6,715
Trade names	5,960	(5,960)	—	5,970	(5,970)	—
Capitalized software costs	5,934	(5,083)	851	5,938	(4,985)	953
Total	$113,862	$(106,097)	$7,765	$114,171	$(104,954)	$9,217

Amortization expense related to intangible assets in the aggregate was $1.4 million and $2.6 million, respectively, for the three months ended March 31, 2013 and 2012. The Company expects amortization of intangible assets to be $2.8 million for the remainder of 2013, $1.9 million in 2014, $1.8 million in 2015 and $1.2 million in 2016.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Long-term deferred rent	$8,218	$8,923
Long-term accrued restructuring	4,104	5,119
Long-term deferred compensation	3,816	3,936
Total	$16,138	$17,978

10.	CONTINGENCIES

In March 2013 and May 2013, two purported securities class action lawsuits were filed against the Company and certain of its former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased the Company’s common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named the Company, certain of its current and former executive officers and its former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In October 2013, the Company filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. The matter is scheduled for trial in March 2015. At this time, the Company believes that a loss related to the consolidated complaint is neither probable nor remote, and based on the information currently available regarding the claims in the consolidated complaint, the Company is unable to determine an estimate, or range of estimates, of potential losses.

In June 2013, a purported stockholder of the Company filed a derivative complaint against the Company as nominal defendant and certain of the Company’s current and former directors and officers. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, unspecified monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, the Company’s Board of Directors received a letter from the plaintiff in the dismissed derivative suit, demanding that the Company’s

Board of Directors investigate, address and commence proceedings against certain of the Company’s directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, the Company’s Board created a committee to conduct an investigation into the allegations in the demand letter. At this time, the Company believes that a loss related to the demand letter is neither probable nor remote, and based on the information currently available regarding the claims in the demand letter, the Company is unable to determine an estimate, or range of estimates, of potential losses.

In April and May 2013, the Company received a document preservation request and inquiry from the SEC’s Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to the Company’s disclosures regarding its accounting review and financial transactions. The Company has produced documents responsive to such requests and has provided regular updates to the authorities on its accounting evaluation. The Company intends to continue to cooperate fully with the authorities.  At this time, the Company believes that a loss related to the inquiries is neither probable nor remote, and based on the information currently available regarding these inquiries, the Company is unable to determine an estimate, or range of estimates, of potential losses.

At March 31, 2013, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.

The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

At March 31, 2013 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

Additionally, the Company provides indemnification to certain customers for losses incurred in connection with intellectual property infringement claims brought by third parties with respect to the Company’s products.  These indemnification provisions generally offer perpetual coverage for infringement claims based upon the products covered by the agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is theoretically unlimited.  To date, the Company has not incurred material costs related to these indemnification provisions; accordingly, the Company believes the estimated fair value of these indemnification provisions is immaterial. Further, certain of the Company’s arrangements with customers include clauses whereby the Company may be subject to penalties for failure to meet certain performance obligations; however, the Company has not recorded any related material penalties to date.

During 2010, the Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012. During 2013, the Quebec Court of Appeals rendered a judgment against the MRQ in a similar case, and a subsequent appeal by the MRQ was dismissed by the Supreme Court of Canada. As a result, the MRQ filed a Declaration of Settlement related to the Avid case in November 2013, and this matter is considered closed. In December 2013, the MRQ refunded to the Company CAN $1.9 million for tax assessments for 2001 through 2006 and related interest. The tax assessments for 2007 through 2011 are not material and are expected to be refunded with interest during 2014.

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2013, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions.

In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at March 31, 2013, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company has letters of credit totaling approximately $6.2 million that support its ongoing operations. These letters of credit have various terms and expire during 2013 and 2014. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Accrual balance at beginning of year	$4,476	$4,743
Accruals for product warranties	1,151	3,447
Costs of warranty claims	(1,554)	(2,436)
Accrual balance at end of period	$4,073	$5,754

The total warranty accrual of $4.1 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at March 31, 2013.

11.    RESTRUCTURING COSTS AND ACCRUALS

2012 Restructuring Plan

In June 2012, the Company committed to a series of strategic actions (the “2012 Plan”) to focus on the Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of the Company’s consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions and the abandonment of one of the Company’s facilities in Burlington, Massachusetts and partial abandonment of facilities in Mountain View and Daly City, California. During 2012, the Company recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs. The Company substantially completed all actions under the 2012 Plan prior to December 31, 2012.

During the first quarter of 2013, the Company recorded revisions totaling $0.3 million, primarily resulting from sublease assumption changes.

Prior Year Restructuring Plans

During the first quarter of 2012, the Company recorded revisions totaling $0.4 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2013 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities/Other- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2012	$4,299	$10,839	$—	$595	$15,733
New restructuring charges – operating expenses	62	—	—	—	62
Revisions of estimated liabilities	(134)	345	—	—	211
Accretion	—	120	—	8	128
Cash payments	(2,466)	(1,715)	—	(112)	(4,293)
Foreign exchange impact on ending balance	(82)	(109)	—	—	(191)
Accrual balance at March 31, 2013	$1,679	$9,480	$—	$491	$11,650

The employee-related accruals at March 31, 2013 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at March 31, 2013.

The facilities-related accruals at March 31, 2013 represent contractual lease payments, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $5.9 million is included in the caption “accrued expenses and other current liabilities” and $4.1 million is included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at March 31, 2013.

12.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues from continuing operations by type for the three months ended March 31, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Video products and solutions net revenues	$58,824	$68,593
Audio products and solutions net revenues	39,894	59,113
Products and solutions net revenues	98,718	127,706
Services net revenues	37,353	31,445
Total net revenues	$136,071	$159,151

The following table sets forth the Company’s revenues from continuing operations by geographic region for the three months ended March 31, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Revenues:
United States	$50,815	$63,134
Other Americas	13,103	13,356
Europe, Middle East and Africa	51,271	58,725
Asia-Pacific	20,882	23,936
Total net revenues	$136,071	$159,151

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

Background

In early 2013, during the course of the review of our financial results for the fourth quarter and full year of 2012, we identified a historical practice of Avid making available, at no charge to our customers, minor feature and/or compatibility enhancements as well as bug fixes on a when-and-if-available basis, collectively the Software Updates, that we have concluded meet the definition of post-contract customer support, or PCS, under U.S. generally accepted accounting principles, or GAAP. The business practice of providing Software Updates at no charge for many of our products creates an implicit obligation and an additional undelivered element for each impacted arrangement, which we refer to as Implied Maintenance Release PCS. Our identification of this additional undelivered element in substantially all of our customer arrangements has a significant impact on our historical revenue recognition policies because this element had not been previously accounted for in any period.

As a result of the foregoing and as explained in more detail below, we have restated our financial statements for the three months ended March 31, 2012 included in this report.

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in our previously issued consolidated financial statements. Historically, we generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in our policy for “Revenue Recognition and Allowance for Sales Returns and Exchanges” in the section titled “Critical Accounting Policies and Estimates” in this Item 2, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally several years. The errors in the timing of revenue recognition have been corrected in the restated condensed consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue-related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as stock-based compensation and income taxes, which have also been restated in the restated condensed consolidated financial statements.

Stock-Based Compensation

As a result of the change in the timing of revenue recognition described above, the timing and amount of stock-based compensation expense attributable to performance-based awards, where expected vesting was based on profitability, also changed. Due to the restated historical financial statements, many of the performance-based awards have vested earlier than originally estimated.

Restructuring

We also identified errors in severance costs adjustments due to an incorrect estimate originally recorded in the three months ended March 31, 2012.

Other Adjustments

In addition to correcting the restatement adjustments described above, we also recorded other adjustments for other errors identified during the restatement process, including reclassifications between cost of sales and operating expenses, as well as errors in inventories and accrued liabilities. The provision for income taxes has been adjusted to reflect the changes in quarterly income before taxes.

Discontinued Operations

On July 2, 2012, we exited our consumer business through a sale of the assets of that business in two separate transactions. As described further in Note 7 to our Condensed Consolidated Financial Statements in Item 1, the disposition of the consumer business qualified for presentation as discontinued operations. The accompanying financial statements have been retrospectively adjusted for all periods presented to report the consumer business as discontinued operations.

EXECUTIVE OVERVIEW

Our Company

We provide technology products, solutions and services that enable the creation and monetization of audio and video content. Specifically, we develop, market, sell and support software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. Our products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals and enthusiasts. Projects produced using our products include feature films, prime-time television shows, news programs, commercials, music, video and other recordings.

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world-from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts.

Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. In April 2014, we unveiled the details of and first product deliverables guided by Avid Everywhere. To deliver on this vision, we have developed and continue to advance the Avid MediaCentral Platform, a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. The Avid MediaCentral Platform is intended to allow anyone with a creative idea to conceptualize, produce, monetize, and distribute their work for the enjoyment and pleasure of others.

Recent Events

Executive Management Changes

On February 11, 2013, we announced the appointment of Louis Hernandez, Jr. as our President and Chief Executive Officer. Mr. Hernandez has been a member of our Board of Directors since 2008. Most recently, Mr. Hernandez was Chairman of the Board and Chief Executive Officer of Open Solutions, Inc., a technology provider to financial institutions worldwide, which was acquired in January 2013 by Fiserv, Inc. Subsequently, on April 22, 2013, we announced that John W. Frederick had assumed the role of our Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Frederick had previously joined us as Chief of Staff on February 11, 2013, working on strategic projects as requested by our President and Chief Executive Officer. Prior to that, Mr. Frederick was Corporate Executive Vice President and Chief Financial Officer of Open Solutions, Inc. Also in 2013, we appointed Jeff Rosica, formerly head of Sales and Marketing at Grass Valley, as Senior Vice President of Worldwide Field Operations.

Restatement and Related Matters

As discussed above in “Restatement of Financial Statements” and Note 2 to our Condensed Consolidated Financial Statements in Part I - Item 1 of this Form 10-Q, we have completed the accounting evaluation commenced in early 2013 and have restated our consolidated financial statements as of December 31, 2011 and for the year then ended. As a result of this accounting evaluation and restatement and our subsequent failure to stay current in our SEC reporting obligations, our common stock was suspended from trading on NASDAQ on February 25, 2014 and subsequently delisted. We intend to seek relisting of our common stock on the NASDAQ Global Select Market in connection with becoming current with our SEC reporting obligations. In connection with our announcement of the accounting evaluation, we also became subject to litigation as discussed in Item 1 of Part II of this Form 10-Q. We have also determined that we have material weaknesses in our internal control over financial reporting, as discussed in Part I - Item 4 of this Form 10-Q.

Adoption of New Revenue Recognition Guidance

Prior to our adoption of ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, or ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of

ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish vendor-specific objective evidence, or VSOE, of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of best estimated selling price, or BESP, as VSOE and third party evidence, or TPE, are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of this standard, we recorded increased revenue from continuing operations and increased net income for 2012 and the first three months of 2013. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

2012 Divestiture of Consumer Business

On July 2, 2012, we sold, in two separate transactions, a group of consumer audio and video products and certain related intellectual property, or the Consumer Business, with a negative carrying value of $25.0 million for total consideration of $14.8 million, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets.

The divestiture of these consumer product lines was intended to:

•	allow us to focus on the Broadcast and Media market and the Video and Audio Post and Professional market;

•	reduce complexity from our operations to improve operational efficiencies; and

•	allow us to change our cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

Net revenues from these divested product lines totaled approximately $22.8 million during the three months ended March 31, 2012. The related operating results have been classified as discontinued operations in our unaudited condensed consolidated financial statements included in Part I - Item 1 of this Form 10-Q.

Financial Summary

Revenues

Net revenues from continuing operations for the three-month period ended March 31, 2013 were $136.1 million, compared to $159.2 million for the same period in 2012, with product revenues decreasing to 72.5% and services revenues increasing to 27.5% of total net revenues from continuing operations. This decrease in revenues from continuing operations was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage from continuing operations for the three months ended March 31, 2013 decreased slightly to 61.1%, from 62.0% for the same period in 2012. As previously discussed, the revenues recognized from the amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 will continue to decline until the deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. Partially offsetting this decline resulting from deferred revenue amortization is a general improvement in our services and support delivery whereby revenue increased while costs declined.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2013 decreased to $74.0 million, from $84.7 million for the same period in 2012. This change was largely driven by a reduction in marketing and selling expenses during the first quarter of 2013 due to decreased salary and benefit expenses on lower headcount and lower sales commissions on lower revenues.

Liquidity

At March 31, 2013, our cash balance was $64.5 million, a decrease of $5.9 million from December 31, 2012, and we had no outstanding borrowings against our credit facilities. The decrease in our cash balance was largely the result of professional, legal and consulting fees related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices, as well as restructuring-related expenditures. On August 29, 2014, we entered into an amendment to our Credit Agreement, extending the maturity date from October 1, 2014 to October 1, 2015. For a further discussion of our liquidity and cash flows, please see “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We regularly reevaluate our estimates and judgments, including those related to the following: revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and involve our most difficult and subjective estimates and judgments.

Revenue Recognition and Allowance for Sales Returns and Exchanges

General

The Company commences revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Generally, the products we sell do not require significant production, modification or customization. Installation of our products is generally routine, consists of implementation and configuration and does not have to be performed by us.

At the time of a sales transaction, we make an assessment of the collectability of the amount due from the customer. Revenues are recognized only if it is reasonably assured that collection will occur. When making this assessment, we consider customer credit-worthiness and historical payment experience. If it is determined from the outset of the arrangement that collection is not reasonably assured, revenues are recognized on a cash basis, provided that all other revenue recognition criteria are satisfied. At the outset of the arrangement, we also assess whether the fee associated with the order is fixed or determinable and free of contingencies or significant uncertainties. When assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, our collection experience in similar transactions without making concessions, and our involvement, if any, in third-party financing transactions, among other factors. If the fee is not fixed or determinable, revenues are recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met. If a significant portion of the fee is due after our normal payment terms, which are generally 30 days, but can be up to 90 days, after the invoice date, we evaluate whether we have sufficient history of successfully collecting past transactions with similar terms without offering concessions. If that collection history is sufficient, revenues are recognized, or revenue recognition commences, upon delivery of the products, assuming all other revenue recognition criteria are satisfied. If we were to make different judgments or assumptions about any of these matters, it could cause a material increase or decrease in the amount of revenues reported in a particular period.

We often receive multiple purchase orders or contracts from a single customer or a group of related customers that are evaluated to determine if they are, in effect, part of a single arrangement. In situations when we have concluded that two or more orders with the same customer are so closely related that they are, in effect, parts of a single arrangement, we account for those orders as a single arrangement for revenue recognition purposes. In other circumstances, when we have concluded that two or more orders with the same customer are independent buying decisions, such as an earlier purchase of a product and a subsequent purchase of a software upgrade or maintenance contract, we account for those orders as separate arrangements for revenue recognition purposes.

For many of our products, there has been an ongoing practice of Avid making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis, or collectively Software Updates, for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (referred to by us as Implied Maintenance Release PCS).

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. In accordance with ASU No. 2009-13, for these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) VSOE of fair value if that exists; (ii) third-party evidence of selling price, or TPE, when VSOE does not exist; or (iii) best estimate of the selling price, or BESP, when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. Our process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP, we consider a number of data points, including:

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis;

•	the pricing of standalone sales that may not qualify as VSOE of fair value due to limited volumes or variation in prices; and

•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

In determining a BESP for Implied Maintenance Release PCS, which we do not sell separately, we consider (i) the service period for the Implied Maintenance Release PCS, (ii) the differential in value of the Implied Maintenance Release PCS deliverable compared to a full support contract, (iii) the likely list price that would have resulted from our established pricing practices had the deliverable been offered separately, and (iv) the prices a customer would likely be willing to pay.

We estimate the service period of Implied Maintenance Release PCS based on the length of time the product version purchased by the customer is planned to be supported with Software Updates. If facts and circumstances indicate that the original service period of Implied Maintenance Release PCS for a product has changed significantly after original revenue recognition has commenced, we will modify the remaining estimated service period accordingly and recognize the then-remaining deferred revenue balance over the revised service period.

We have established VSOE of fair value for all professional services and training and for some of our support offerings. Our policy for establishing VSOE of fair value consists of evaluating standalone sales, where available, to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

The following table sets forth our determination of the estimated range of BESP of Implied Maintenance Release PCS, stated as a percentage of the BESP of the underlying product being sold, and the estimated range of service periods of Implied Maintenance Release PCS by product group for all periods presented in the consolidated financial statements.

Product Group	BESP of Implied Maintenance Release PCS (as a % of Product BESP)	Estimated Service Period
Professional video creative tools	1% to 13%	18 to 72 months
Video storage and workflow solutions	1% to 2%	72 months
Media management solutions	1% to 3%	12 to 72 months
Consumer video-editing software	1% to 6%	12 to 36 months
Digital audio software and workstation solutions	1% to 8%	12 to 36 months
Control surfaces, consoles and live-sound systems	1% to 5%	12 to 96 months
Notation software	4% to 8%	12 to 46 months
Consumer audio products	2%	24 months

In accordance with ASU No. 2009-14, we exclude from the scope of software revenue recognition requirements our sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. We adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to our adoption of ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered.

The timing of revenue recognition of customer arrangements follows a number of different accounting models determined by the characteristics of the arrangement, and that timing can vary significantly from the timing of related cash payments due from customers. One significant factor affecting the timing of revenue recognition is the determination of whether each deliverable in the arrangement is considered to be a software deliverable or a non-software deliverable, as defined under GAAP. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss has been transferred. For most of our product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally twelve months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from 1 to 8 years.

Revenue Recognition of Software Deliverables

We recognize the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because we do not have VSOE of the fair value of our software products, we are permitted to account for our typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE of fair value is typically based on the price charged when the element is sold separately to customers. We are unable to use the residual method to recognize revenues for most arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in a majority of our arrangements.

For software products that include Implied Maintenance Release PCS, an element for which VSOE of fair value does not exist, revenue for the entire arrangement fee, which could include combinations of product, professional services, training and support, is recognized ratably as a group over the longest service period of any deliverable in the arrangement, with recognition commencing on the date delivery has occurred for all deliverables in the arrangement (or begins to occur in the case of professional services, training and support). Standalone sales of support contracts are recognized ratably over the service period of the product being supported.

From time to time, we offer certain customers free upgrades or specified future products or enhancements. When a software deliverable arrangement contains an Implied Maintenance Release PCS deliverable, revenue recognition of the entire arrangement will only commence when any free upgrades or specified future products or enhancements have been delivered, assuming all other products in the arrangement have been delivered and all services, if any, have commenced.

Other Revenue Recognition Policies

In a limited number of arrangements, the professional services and training to be delivered are considered essential to the functionality of our software products. If services sold in an arrangement are deemed to be essential to the functionality of the software products, the arrangement is accounted for using contract accounting. As we have concluded that we cannot reliably estimate our contract costs, we use the completed contract method of contract accounting. The completed contract method of accounting defers all revenue and costs until the date that the products have been delivered and professional services, exclusive of post-contract customer support, have been completed. Deferred costs related to fully deferred contracts are recorded as a component of inventories in the consolidated balance sheet, and generally all other costs of sales are recognized when revenue recognition commences.

We record a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded. Use of management estimates is required in connection with establishing and maintaining a sales allowance for expected returns and other credits, including rebates and returns. In making these estimates, we analyze historical returns and credits and other relevant factors. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. The amount and timing of our revenues for any period may be affected if actual product returns prove to be materially different from our estimates.

We record as revenues all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

In the consolidated statements of operations, we classify revenues as product revenues or services revenues. For multiple element arrangements that include both product and service elements, including Implied Maintenance Release PCS, we evaluate available indicators of fair value and apply our judgment to reasonably classify the arrangement fee between product revenues and services revenues. The amount of multiple element arrangement fees classified as product and services revenues based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenues if VSOE of fair value for all elements existed.

Stock-Based Compensation

We account for stock-based compensation at fair value. During 2012, we granted both stock options and restricted stock units as part of our key performer stock-based compensation program, and we granted both stock options and restricted stock units to newly hired employees during 2012 and the first two months of 2013. In prior years, we also issued restricted stock, and we refer to restricted stock and restricted stock units collectively as restricted stock awards. The vesting of stock options and restricted stock awards may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock and restricted stock unit awards with time-based vesting are based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share. We generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends, we have no present intention to pay cash dividends and our current credit agreement precludes us from paying dividends. Our expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility of the traded options. These calculations are performed on exchange-traded options of our common stock based on the implied volatility of long-term (9- to 39-month term) exchange-traded options. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience, considering the exercise behavior of past grants and models the pattern of aggregate exercises.

We also issue stock option grants or restricted stock unit awards with vesting based on market conditions, which historically included Avid’s stock price; or performance conditions, generally our return on equity or operating margin; or a combination of performance or market conditions. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant as these awards have a purchase price of $0.01 per share. For stock option grants and restricted stock unit awards with vesting based on a combination of performance or market conditions, compensation costs are recorded based on the higher estimated grant-date fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For each stock option grant and restricted stock award with vesting based on a combination of performance or market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

At March 31, 2013, most of the unvested awards that include performance conditions have vesting conditions that are based upon the achievement of a specified return on stockholders’ equity. At March 31, 2013, we believe it is probable that these awards will vest, and compensation expense is being recognized over the implied service period.

If factors change and we employ different assumptions to estimate stock-based compensation expense in future periods, including changes in the probability of achieving performance conditions, or we decide to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at March 31, 2013 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Restructuring Charges and Accruals

We recognize facility-related restructuring charges upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained.

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

Restructuring charges require significant estimates and assumptions, including sub-lease income and severance period assumptions. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at our estimates. We monitor these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in our statement of operations in the period when such changes are known.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues from continuing operations for the three months ended March 31, 2013 and 2012 (Restated):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Net revenues:
Product revenues	72.5%	80.2%
Services revenues	27.5%	19.8%
Total net revenues	100.0%	100.0%
Cost of revenues	38.9%	38.0%
Gross margin	61.1%	62.0%
Operating expenses:
Research and development	17.3%	16.6%
Marketing and selling	24.9%	26.3%
General and administrative	11.5%	9.0%
Amortization of intangible assets	0.5%	1.0%
Restructuring costs, net	0.2%	0.3%
Total operating expenses	54.4%	53.0%
Operating income	6.7%	9.0%
Interest and other income (expense), net	(0.2)%	(0.1)%
Income from continuing operations before income taxes	6.5%	8.9%
Provision for income taxes, net	0.4%	1.7%
Income from continuing operations, net of tax	6.1%	7.2%
Income from discontinued operations	—%	3.2%
Net income	6.1%	10.4%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues from Continuing Operations for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
				(Restated)
Video products and solutions net revenues	$58,824	$(9,769)	(14.2)%	$68,593
Audio products and solutions net revenues	39,894	(19,219)	(32.5)%	59,113
Products and solutions net revenues	98,718	(28,988)	(22.7)%	127,706
Services net revenues	37,353	5,908	18.8%	31,445
Total net revenues	$136,071	$(23,080)	(14.5)%	$159,151

The following table sets forth the percentage of our net revenues from continuing operations attributable to geographic regions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
		(Restated)
United States	37%	40%
Other Americas	10%	8%
Europe, Middle East and Africa	38%	37%
Asia-Pacific	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues decreased $9.8 million, or 14.2%, for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated). For the three-month period ended March 31, 2013, revenues from our media management solutions were relatively unchanged, while revenues from our video creative tools and storage and workflow solutions decreased. The decrease in total video products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, the percentage for media management solutions increased, while the percentages for video creative tools and storage and workflow solutions decreased, compared to the same period in 2012 (Restated).

Audio Products and Solutions Revenues

Audio products and solutions revenues decreased $19.2 million, or 33%, for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated). For the three-month period ended March 31, 2013, revenues from our digital audio software and workstation solutions and control surfaces, consoles and live-sound systems both decreased. The decrease in total audio products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, the percentages for digital audio software and workstation solutions and control surfaces, consoles and live-sound systems both decreased.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. Services revenues increased $5.9 million, or 19%, for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated). The increase was primarily the result of increased maintenance revenues, driven by maintenance contracts attached to new product sales.

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

Costs of Revenues for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
				(Restated)
Cost of products revenues	$37,015	$(8,467)	(18.6)%	$45,482
Cost of services revenues	15,276	865	6.0%	14,411
Amortization of intangible assets	651	1	0.2%	650
Total cost of revenues	52,942	(7,601)	(12.6)%	60,543

Gross profit	$83,129	$(15,479)	(15.7)%	$98,608

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. The total gross margin percentage for the three-month period ended March 31, 2013 decreased slightly to 61.1% from 62.0% for the same period in 2012 (Restated). As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline.

Gross Margin % for the Three Months Ended March 31, 2013 and 2012 (Restated)
	2013 Gross Margin %	Increase (Decrease) in Gross Margin %	2012 Gross Margin % (Restated)
Products	62.5%	(1.9)%	64.4%
Services	59.1%	4.9%	54.2%
Total	61.1%	(0.9)%	62.0%

Our products gross margin percentage for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), was negatively impacted by the effect of the amortization of our deferred revenue balances as discussed above.

The increase in our services gross margin percentage for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), was driven by significant increases in services revenues from maintenance contracts, which have higher gross margins than professional services and training, as well as margin improvement for professional services resulting from enhanced productivity.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
				(Restated)
Research and development expenses	$23,607	$(2,853)	(10.8)%	$26,460
Marketing and selling expenses	33,909	(7,964)	(19.0)%	41,873
General and administrative expenses	15,597	1,249	8.7%	14,348
Amortization of intangible assets	663	(948)	(58.8)%	1,611
Restructuring costs, net	273	(171)	(38.5)%	444
Total operating expenses	$74,049	$(10,687)	(12.6)%	$84,736

Operating income	$9,080	$(4,792)	(34.5)%	$13,872

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $2.9 million, or 10.8%, during the three months ended March 31, 2013, compared to the same period in 2012 (Restated).

Change in Research and Development Expenses for the Three Months Ended March 31, 2013 and 2012
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(1,682)	(10.7)%
Consulting and outside services	(951)	(21.6)%
Facilities and information technology infrastructure costs	(532)	(10.8)%
Other expenses	312	22.2%
Total research and development expenses decrease	$(2,853)	(10.8)%

The decrease in personnel-related expenses for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), primarily resulted from decreased salary and benefit expenses on lower employee headcount, while the decrease in consulting and outside services was primarily the result of a reduction in the use of contract employees and services during the first quarter of 2013. The decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures related to our 2012 restructuring actions.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs decreased $8.0 million, or 19.0%, during the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated).

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(6,189)	(15.5)%
Tradeshow and other promotional expenses	(1,286)	(40.3)%
Foreign exchange (gains) losses	(391)	(321.4)%
Other expenses	(98)	(7.7)%
Total marketing and selling expenses decrease	$(7,964)	(19.0)%

The decrease in personnel-related expenses was primarily due to decreased salary and benefit expenses on lower headcount and lower sales commissions on lower revenues for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), largely resulting from our 2012 restructuring actions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $1.2 million, or 8.7%, during the three months ended March 31, 2013, compared to the same period in 2012 (Restated).

Change in General and Administrative Expenses for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Personnel-related expenses	$1,243	16.5%
Consulting and outside services	536	18.1%
Divestiture-related expenses	(461)	(99.4)%
Facilities and information technology infrastructure costs	(288)	(10.2)%
Other expenses	219	(38.5)%
Total general and administrative expenses decrease	$1,249	8.7%

The increase in personnel-related expenses for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), was primarily due to higher accruals for incentive-based compensation, as well as costs related to our management transition. The increase in consulting and outside services costs was primarily due to increased audit, legal and other professional fees for outside services incurred during the 2013 period resulting from the evaluation of, and subsequent financial restatement related to our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and increased related legal expenses. The decrease in divestiture-related expenses was primarily the result of certain costs related to our 2012 consumer business divestiture, which were not present in 2013, while the decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method over the estimated useful lives of such assets, which are generally two years to twelve years. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

Change in Amortization of Intangible Assets for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Decrease From 2012 (Restated)
	$	%
Amortization of intangible assets recorded in cost of revenues	$1	0.2%
Amortization of intangible assets recorded in operating expenses	(948)	(58.8)%
Total amortization of intangible assets	$(947)	(41.9)%

The decrease in amortization of intangible assets recorded in operating expenses for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), was primarily the result of certain acquired intangible assets becoming fully amortized.

The unamortized balance of our identifiable intangible assets was $7.8 million at March 31, 2013. We expect amortization of our intangible assets to be approximately $2.8 million during the remainder of 2013, $1.9 million in 2014, $1.8 million in 2015, $1.2 million in 2016. See Note 8, Intangible Assets, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information regarding our identifiable intangible assets.

Restructuring Costs, Net

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions, or the 2012 Plan, to focus on our Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of our consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the 2012 Plan included the elimination of approximately 280 positions and the abandonment of one of our facilities in Burlington, Massachusetts and partial abandonment of facilities in Mountain View and Daly City, California. During 2012, we recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs.

During the first quarter of 2013, we recorded revisions totaling $0.3 million, primarily resulting from sublease assumption changes.

Prior Year Restructuring Plans

During the first quarter of 2012, we recorded revisions totaling $0.4 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
				(Restated)
Interest income	$73	$(56)	(43.4)%	$129
Interest expense	(335)	8	2.3%	(343)
Other income (expense), net	4	(16)	(80.0)%	20
Total interest and other income (expense), net	$(258)	$(64)	(33.0)%	$(194)

The change in interest and other income (expense), net for the three-month period ended March 31, 2013, compared to the same period in 2012 (Restated), was primarily the result of a slight increase in interest income.

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended March 31, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
				(Restated)
Provision for income taxes, net	$557	$(2,115)	(79.2)%	$2,672

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 6.4% and 19.5%, respectively, for the three-month periods ended March 31, 2013 and 2012 (Restated). Our provision for income taxes for the 2013 period decreased by $2.1 million from the 2012 period, primarily as a result of changes in the jurisdictional mix of earnings and overall lower profitability of the business. During the three-month period ended March 31, 2013, there were no significant discrete items that impacted the tax provision. By comparison, during the three-month period ended March 31, 2012 (Restated), there was a discrete tax expense of $1.8 million, which is primarily comprised of a $2.0 million expense for a withholding tax liability on a Canadian dividend. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Accounting Standards Codification, or ASC, Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at March 31, 2013 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in these tax jurisdictions, but we believe that we are adequately reserved for any potential exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At March 31, 2013, our unrecognized tax benefits and related accrued interest and penalties totaled $23.2 million, of which $0.9 million would affect our effective tax rate if recognized. At December 31, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $22.6 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2012 was the result of a $0.6 million increase related to uncertain tax positions embedded in our foreign tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards.

Discontinued Operations

On July 2, 2012, we sold, in two separate transactions, a group of consumer audio and video products and certain related intellectual property, or the Consumer Business, with a negative carrying value of $25.0 million for total consideration of $14.8 million, of which $13.3 million was received during three months ended September 30, 2012, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets. The audio assets were sold for $11.8 million. Proceeds of $10.9 million were received during 2012, with the remaining proceeds held in escrow until a final release date in March 2014. The video assets were sold for $3.0 million. Proceeds of  $2.4 million were received during the third quarter of 2012, with the remaining proceeds held in escrow until a final release date in January 2014.

The following table presents the results of operations from discontinued operations for the three months ended March 31, 2012 (Restated) (in thousands):

Three Months Ended
March 31, 2012
(Restated)
Net revenues	22,796
Cost of revenues	15,235
Gross profit	7,561
Operating expenses	2,502
Income from divested operations	5,059

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time since the fourth quarter of 2010 with borrowings under our credit facilities. At March 31, 2013, our principal sources of liquidity included cash and cash equivalents totaling $64.5 million and available borrowings under our credit facilities as discussed below.

At March 31, 2013, our working capital was $(103.6) million, compared to $(96.0) million at December 31, 2012. Our working capital deficit at both dates was was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. A significant portion of the deferred revenues balances related to the 2011 and prior periods has been recognized since 2011, and most of the remainder will be recognized into revenues through 2016. We have experienced a decrease in cash during 2013 due to significantly higher outside professional fees and consultant costs resulting from the evaluation of our current and historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and the related restatement of our financial statements.

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions. On August 29, 2014, we entered into an amendment to our Credit Agreement that extended the maturity date from October 1, 2014 to October 1, 2015, at which time Wells Fargo’s commitments to provide additional credit will terminate and all outstanding borrowings must be repaid. Prior to the maturity of the credit facilities, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, reborrowed in whole or in part without penalty.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. The Credit Agreement further limits our ability to access borrowings under the credit facilities in the event capital expenditures, as defined in the Credit Agreement, exceed $16.0 million for the year ending December 31, 2014 or EBITDA (as defined in the Amendment) of $33.8 million for the year ending December 31, 2014 is not achieved. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. See Note 1, “Financial Information - Subsequent Events,” to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further detail on the amendment to our Credit Agreement.

During the three months ended March 31, 2013, we did not borrow against our credit facilities, and at March 31, 2013, we had no outstanding borrowings under the credit facilities. At March 31, 2013, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.7 million and $1.9 million, respectively, and available borrowings under the credit facilities of approximately $26.0 million and $15.3 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Net cash (used in) provided by operating activities	$(1,410)	$18,743
Net cash used in investing activities	(2,009)	(3,955)
Net cash used in financing activities	(5)	(172)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,460)	2,210
Net (decrease) increase in cash and cash equivalents	$(5,884)	$16,826

Cash Flows from Operating Activities

Cash used in operating activities aggregated $1.4 million for the three months ended March 31, 2013. This cash use reflected significant spending on restatement related activities, restructuring related activities and executive management change. The spending associated with the restatement related and restructuring activities are expected to materially abate by the end of 2014. The spending associated with the executive management changes will be substantially complete in the fourth quarter of 2013.
Working capital items, excluding cash, decreased by $17.8 million in the aggregate for the three months ended March 31, 2013, reflecting primarily the non-cash amortization of pre-2011 deferred revenues and payments related to pre-2013 restructuring activities, partially offset by improvements in cash collections from accounts receivable and the timing of incentive-compensation and other cash payments.

Accounts receivable decreased $11.3 million during the three months ended March 31, 2013, largely reflecting improved cash collections. Accounts receivable balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience.

Accrued expenses and other liabilities, including accrued payroll and benefits, decreased $8.0 million during the three months ended March 31, 2013. At March 31, 2013, we had restructuring accruals of $1.7 million and $10.0 million related to severance and lease obligations, respectively. Cash payments resulting from restructuring obligations totaled approximately $4.3 million during the first quarter of 2013. See Note 11, Restructuring Costs and Accruals, to our Condensed Consolidated Financial Statements included in this report for the activity in the restructuring and other costs accrual during the three months ended March 31, 2013.

Cash Flows from Investing Activities

For the three months ended March 31, 2013, the net cash flow used in investing activities reflected $2.1 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2013, the net cash flow used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During the three months ended March 31, 2013, we did not borrow against our credit facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, and International Accounting Standards Board, or the IASB, issued substantially converged final standards on revenue recognition. FASB Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables" and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The new revenue recognition guidance becomes effective for us on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

We may use derivatives in the form of foreign currency contracts to manage certain short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of our ongoing international business operations. We do not enter into any derivative instruments for trading or speculative purposes. The success of our hedging programs depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting.

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At March 31, 2013, we had foreign currency forward contracts outstanding with an aggregate notional value of $22.2 million, denominated in the euro, British pound, Japanese yen, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At March 31, 2013, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $3.0 million, denominated in the euro, Australian dollar and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the three months ended March 31, 2013 and 2012 (Restated), we recorded net gains (losses) of $0.3 million and $(0.1) million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2013, would not have a significant impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2013, we held $64.5 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At March 31, 2013, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our management concluded that as of March 31, 2013 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the year ended December 31, 2013.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013 and May 2013, two purported securities class action lawsuits were filed against us and certain of our former executive officers seeking unspecified damages in the U.S. District Court for the District of Massachusetts. In July 2013, the two cases were consolidated and the original plaintiffs agreed to act as co-plaintiffs in the consolidated case. In September 2013, the co-plaintiffs filed a consolidated amended complaint on behalf of those who purchased our common stock between October 23, 2008 and March 20, 2013. The consolidated amended complaint, which named us, certain of our current and former executive officers and our former independent accounting firm as defendants, purported to state a claim for violation of federal securities laws as a result of alleged violations of the federal securities laws pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. In October 2013, we filed a motion to dismiss the consolidated amended complaint, resulting in the dismissal of some of the claims, and the dismissal of Mr. Hernandez and one of the two plaintiffs from the case. The matter is scheduled for trial in March 2015.

In June 2013, a purported stockholder of the Company filed a derivative complaint against us as nominal defendant and certain of our current and former directors and officers in the U.S. District Court for the District of Massachusetts. The complaints alleged various violations of state law, including breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The derivative complaint sought, inter alia, a monetary judgment, equitable and/or injunctive relief, restitution, disgorgement and a variety of purported corporate governance reforms. On October 30, 2013, the complaint was dismissed without prejudice. On November 26, 2013, our Board received a letter from the plaintiff in the dismissed derivative suit, demanding that our Board investigate, address and commence proceedings against certain of our directors, officers, employees and agents based on conduct identified in the dismissed complaint. In December 2013, our Board created a committee to conduct an investigation into the allegations in the demand letter.

In April and May 2013, we received a document preservation request and inquiry from the SEC Division of Enforcement and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to our disclosures regarding our accounting review and revenue transactions. We have produced documents responsive to such requests and have provided regular updates to the authorities on our accounting evaluation. We intend to continue to cooperate fully with the authorities.  We cannot predict or determine the timing or outcome of these inquiries, the ultimate cost of responding to the inquiries or the impact, if any, of the inquiries on our financial position, results of operations or cash flows.  However, although there can be no assurance, we believe that, based on information currently available, the outcome of these inquiries will not have a material adverse impact on our overall operations, financial condition or liquidity.

Our industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described above, we are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31,
2013 in addition to the other information included or incorporated by reference in this Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occurs, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

ITEM 6.	EXHIBITS

The list of exhibits, which are filed or furnished with this report or are incorporated herein by reference, is set forth in the Exhibit Index immediately preceding the exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVID TECHNOLOGY, INC.
(Registrant)

Date: September 11, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.		8-K/A	February 12, 2013	000-21174
#10.2	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield		8-K/A	February 12, 2013	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.