Form 10-Q
period 2013-06-30
AVID TECHNOLOGY, INC.
filed 2014-09-12
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues:
Products	$99,858	$124,991	$198,576	$252,697
Services	41,487	40,485	78,840	71,930
Total net revenues	141,345	165,476	277,416	324,627
Cost of revenues:
Products	38,902	50,983	75,917	96,465
Services	15,392	16,329	30,668	30,740
Amortization of intangible assets	501	644	1,152	1,294
Total cost of revenues	54,795	67,956	107,737	128,499
Gross profit	86,550	97,520	169,679	196,128
Operating expenses:
Research and development	23,847	26,261	47,454	52,721
Marketing and selling	33,903	42,282	67,812	84,155
General and administrative	16,131	13,351	31,728	27,699
Amortization of intangible assets	658	1,106	1,321	2,717
Restructuring costs, net	1,918	14,437	2,191	14,881
Total operating expenses	76,457	97,437	150,506	182,173
Operating income	10,093	83	19,173	13,955
Interest income	122	16	195	145
Interest expense	(374)	(407)	(709)	(750)
Other income, net	5	12	9	32
Income (loss) from continuing operations before income taxes	9,846	(296)	18,668	13,382
Provision for income taxes, net	669	(936)	1,226	1,736
Income from continuing operations, net of tax	9,177	640	17,442	11,646
Discontinued operations:
Income from divested operations	—	2,773	—	7,832
Income from discontinued operations	—	2,773	—	7,832
Net income	$9,177	$3,413	$17,442	$19,478
Income per common share – basic:
Income per share from continuing operations, net of tax – basic	$0.24	$0.02	$0.45	$0.30
Income per share from discontinued operations – basic	—	0.07	—	0.20
Net income per common share – basic	$0.24	$0.09	$0.45	$0.50
Income per common share – diluted:
Income per share from continuing operations, net of tax – diluted	$0.23	$0.02	$0.45	$0.30
Income per share from discontinued operations – diluted	—	0.07	—	0.20
Net income per common share – diluted	$0.23	$0.09	$0.45	$0.50
Weighted-average common shares outstanding – basic	39,040	38,778	39,009	38,720
Weighted-average common shares outstanding – diluted	39,069	38,798	39,061	38,759
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net income	$9,177	$3,413	$17,442	$19,478

Other comprehensive loss:
Foreign currency translation adjustments	(1,095)	(3,242)	(3,706)	(1,094)

Comprehensive income	$8,082	$171	$13,736	$18,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$56,104	$70,390
Accounts receivable, net of allowances of $16,775 and $20,977 at June 30, 2013 and December 31, 2012, respectively	55,647	67,956
Inventories	63,247	69,143
Deferred tax assets, net	547	586
Prepaid expenses	8,838	9,060
Other current assets	19,025	19,950
Total current assets	203,408	237,085
Property and equipment, net	37,444	41,441
Intangible assets, net	6,528	9,217
Long-term deferred tax assets, net	2,729	2,825
Other long-term assets	2,666	3,793
Total assets	$252,775	$294,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,703	$35,425
Accrued compensation and benefits	22,774	25,177
Accrued expenses and other current liabilities	31,658	34,003
Income taxes payable	6,964	7,969
Deferred tax liabilities, net	193	203
Deferred revenues	222,446	230,305
Total current liabilities	312,738	333,082
Long-term deferred tax liabilities, net	687	713
Long-term deferred revenue	291,538	328,180
Other long-term liabilities	15,538	17,978
Total liabilities	620,501	679,953

Contingencies (Note 10)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,040,980	1,039,562
Accumulated deficit	(1,340,238)	(1,357,679)
Treasury stock at cost, net of reissuances	(72,830)	(75,542)
Accumulated other comprehensive income	3,939	7,644
Total stockholders’ deficit	(367,726)	(385,592)
Total liabilities and stockholders’ deficit	$252,775	$294,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$17,442	$19,478
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,800	14,516
Provision for (recovery of) doubtful accounts	30	(96)
Gain on sales of assets	(125)	(252)
Stock-based compensation expense	4,185	7,405
Non-cash interest expense	147	147
Foreign currency transaction gains	(84)	(1,819)
Provision for deferred taxes	9	823
Changes in operating assets and liabilities:
Accounts receivable	12,277	12,262
Inventories	5,896	22,638
Prepaid expenses and other current assets	1,225	(1,242)
Accounts payable	(6,661)	(3,531)
Accrued expenses, compensation and benefits and other liabilities	(6,516)	4,916
Income taxes payable	(680)	2,274
Deferred revenues	(44,501)	(44,756)
Net cash (used in) provided by operating activities	(5,556)	32,763

Cash flows from investing activities:
Purchases of property and equipment	(5,290)	(5,023)
Proceeds from sale of assets	125	—
Increase in other long-term assets	(18)	(30)
Net cash used in investing activities	(5,183)	(5,053)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	177	573
Common stock repurchases for tax withholdings for net settlement of equity awards	(232)	(493)
Proceeds from revolving credit facilities	—	1,000
Payments on revolving credit facilities	—	(1,000)
Net cash (used in) provided by financing activities	(55)	80

Effect of exchange rate changes on cash and cash equivalents	(3,492)	(1,262)
Net (decrease) increase in cash and cash equivalents	(14,286)	26,528
Cash and cash equivalents at beginning of period	70,390	32,855
Cash and cash equivalents at end of period	$56,104	$59,383

Supplemental information:
Cash paid for income taxes, net of refunds	$893	$1,916
Cash paid for interest	562	573

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

As a result of the foregoing and as explained more fully below, the Company has restated its financial statements for the three and six months ended June 30, 2012.

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in the Company’s previously issued consolidated financial statements. Historically, the Company generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in the Company’s policy for “Revenue Recognition” in Note A to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally after several years. The errors in the timing of revenue recognition have been corrected in the restated condensed consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as stock-based compensation and income taxes, which have also been restated in the restated condensed consolidated financial statements.

Restructuring

The Company also identified an overstatement of a severance costs accrual of $1.4 million due to an incorrect estimate originally recorded in the three months ended June 30, 2012.

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

Discontinued Operations

On July 2, 2012, the Company exited its consumer business through the sale of the assets of that business in two separate transactions. As described further in Note 7, the disposition of the consumer business qualified for presentation as discontinued operations; therefore, these financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation. In the previously issued financial statements, the sale of the consumer business was incorrectly included in continuing operations.

Adjustments to Condensed Consolidated Statement of Operations

The following tables present the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three and six months ended June 30, 2012 (in thousands except per share data):

	Three Months Ended
	June 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$123,026	$25,270	$—	$(23,305)	$124,991
Services	34,405	6,080	—	—	40,485
Total net revenues	157,431	31,350	—	(23,305)	165,476
Cost of revenues:
Products	69,275	—	(262)	(18,030)	50,983
Services	14,325	—	2,004	—	16,329
Amortization of intangible assets	644	—	—	—	644
Total cost of revenues	84,244	—	1,742	(18,030)	67,956
Gross profit	73,187	31,350	(1,742)	(5,275)	97,520
Operating expenses:
Research and development	26,896	—	142	(777)	26,261
Marketing and selling	43,454	—	(16)	(1,156)	42,282
General and administrative	13,905	—	15	(569)	13,351
Amortization of intangible assets	1,105	—	1	—	1,106
Restructuring costs, net	15,841	—	(1,404)	—	14,437
Gain on sale of assets	9,951	—	—	(9,951)	—
Total operating expenses	111,152	—	(1,262)	(12,453)	97,437

Operating (loss) income	(37,965)	31,350	(480)	7,178	83

Interest income	14	—	2	—	16
Interest expense	(405)	—	(2)	—	(407)
Other income	12	—	—	—	12
Loss from continuing operations before income taxes	(38,344)	31,350	(480)	7,178	(296)
Provision for (benefit from) income taxes, net	903	—	(1,839)	—	(936)
(Loss) income from continuing operations, net of tax	(39,247)	31,350	1,359	7,178	640
Discontinued operations:
Income from divested operations	—	—	—	2,773	2,773
Income from discontinued operations	$—	$—	$—	$2,773	$2,773
Net (loss) income	$(39,247)	$31,350	$1,359	$9,951	$3,413

(Loss) income per common share – basic and diluted:
(Loss) income per share from continuing operations, net of tax – basic and diluted	$(1.01)				$0.02
Income per share from discontinued operations – basic and diluted	—				0.07
Net (loss) income per common share – basic and diluted	$(1.01)				$0.09

Weighted-average common shares outstanding – basic	38,778				38,778
Weighted-average common shares outstanding – diluted	38,778				38,778

	Six Months Ended
	June 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$242,964	$55,834	$—	$(46,101)	$252,697
Services	66,607	5,323	—	—	71,930
Total net revenues	309,571	61,157	—	(46,101)	324,627
Cost of revenues:
Products	130,483	—	(753)	(33,265)	96,465
Services	27,042	—	3,698		30,740
Amortization of intangible assets	1,294	—	—	—	1,294
Total cost of revenues	158,819	—	2,945	(33,265)	128,499
Gross profit	150,752	61,157	(2,945)	(12,836)	196,128
Operating expenses:
Research and development	54,377	—	(102)	(1,554)	52,721
Marketing and selling	89,380	—	(2,913)	(2,312)	84,155
General and administrative	28,544	—	293	(1,138)	27,699
Amortization of intangible assets	2,717	—	—	—	2,717
Restructuring costs, net	16,009	—	(1,128)	—	14,881
Gain on sale of assets	9,951	—	—	(9,951)	—
Total operating expenses	200,978	—	(3,850)	(14,955)	182,173
Operating (loss) income	(50,226)	61,157	905	2,119	13,955

Interest income	115	—	30	—	145
Interest expense	(720)	—	(30)	—	(750)
Other income	32	—	—	—	32
(Loss) income from continuing operations before income taxes	(50,799)	61,157	905	2,119	13,382
Provision for income taxes, net	1,426	—	310	—	1,736
(Loss) income from continuing operations, net of tax	(52,225)	61,157	595	2,119	11,646
Discontinued operations:
Income from divested operations	—	—	—	7,832	7,832
Income from discontinued operations	—	—	—	7,832	7,832
Net (loss) income	$(52,225)	$61,157	$595	$9,951	$19,478

(Loss) income per common share – basic and diluted:
(Loss) income per share from continuing operations, net of tax – basic and diluted	$(1.35)				$0.30
Income per share from discontinued operations – basic and diluted	—				0.20
Net (loss) income per common share – basic and diluted	$(1.35)				$0.50

Weighted-average common shares outstanding – basic	38,720				38,720
Weighted-average common shares outstanding – diluted	38,720				38,759

Adjustments to Condensed Consolidated Statement of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Six Months Ended
	June 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	$(52,225)	61,157	$595	9,951	$19,478
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,184	—	(1,668)	—	14,516
Recovery of doubtful accounts	(62)	—	(34)	—	(96)
Non-cash provision for restructuring	2,633	—	(2,633)	—	—
Non-cash provision for allowances related to divestitures	2,848	—	(2,848)	—	—
Gain on sale of assets	(256)	—	4	—	(252)
Loss on divestiture	9,951	—	—	(9,951)	—
Stock-based compensation expense	5,374	—	2,031	—	7,405
Non-cash interest expense	73	—	74	—	147
Foreign currency transaction gains	(848)	—	(971)	—	(1,819)
Provision for deferred taxes	823	—	—	—	823
Changes in operating assets and liabilities:
Accounts receivable	12,317	(3,230)	3,175	—	12,262
Inventories	20,967	—	1,671	—	22,638
Prepaid expenses and other current assets	(2,317)	—	1,075	—	(1,242)
Accounts payable	(3,531)	—	—	—	(3,531)
Accrued expenses, compensation and benefits and other liabilities	5,060	—	(144)	—	4,916
Income taxes payable	2,170	—	104	—	2,274
Deferred revenues	13,171	(57,927)	—	—	(44,756)
Net cash provided by operating activities	32,332	—	431	—	32,763

Cash flows from investing activities:
Purchases of property and equipment	(5,237)	—	214	—	(5,023)
Increase in other long-term assets	(161)	—	131	—	(30)
Net cash used in investing activities	(5,398)	—	345	—	(5,053)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	80	—	493	—	573
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(493)	—	(493)
Proceeds from revolving credit facilities	1,000	—	—	—	1,000
Payments on revolving credit facilities	(1,000)	—	—	—	(1,000)
Net cash provided by financing activities	80	—	—	—	80

Effect of exchange rate changes on cash and cash equivalents	(486)	—	(776)	—	(1,262)
Net increase in cash and cash equivalents	26,528	—	—	—	26,528
Cash and cash equivalents at beginning of period	32,855	—	—	—	32,855
Cash and cash equivalents at end of period	$59,383	$—	$—	$—	$59,383

3.	NET INCOME PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options	5,386	6,854	5,495	6,249
Non-vested restricted stock units	360	761	407	684
Anti-dilutive potential common shares	5,746	7,615	5,902	6,933

4.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At June 30, 2013 and December 31, 2012, the Company had foreign currency forward contracts outstanding with aggregate notional values of $30.8 million and $23.6 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At June 30, 2013 and December 31, 2012, the Company had such foreign currency contracts with aggregate notional values of $5.1 million and $5.3 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at June 30, 2013 and December 31, 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at June 30, 2013	Fair Value at December 31, 2012
Financial assets:
Foreign currency contracts	Other current assets	$54	$157

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$149	$337

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2013 and 2012 that resulted from the Company’s foreign currency contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Foreign currency contracts and revaluation of hedged items, net	$127	$(306)	$392	$(431)

See Note 5 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At June 30, 2013 and December 31, 2012, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,695	$1,103	$592	$—
Foreign currency contracts	54	—	54	—

Financial Liabilities:
Foreign currency contracts	$149	$—	$149	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,680	$1,097	$583	$—
Foreign currency contracts	157	—	157	—

Financial Liabilities:
Foreign currency contracts	$337	$—	$337	$—

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

6.	INVENTORIES

Inventories consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$10,411	$11,095
Work in process	191	293
Finished goods	52,645	57,755
Total	$63,247	$69,143

At June 30, 2013 and December 31, 2012, finished goods inventory included $5.8 million and $3.7 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

7. DISCONTINUED OPERATIONS

On July 2, 2012, the Company sold a group of consumer audio and video products and certain related intellectual property (the “Consumer Business”) with a negative carrying value of $25.0 million for total consideration of $14.8 million, of which $13.3 million was received during the three months ended September 30, 2012, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets. The audio assets were sold to Numark Industries, L.P. (“Numark”) for $11.8 million. Proceeds of $10.9 million were received from Numark during 2012, with the remaining proceeds held in escrow until a final release date in March 2014. The video assets were sold to Corel Corporation (“Corel”) for $3.0 million. Proceeds of  $2.4 million were received from Corel in the third quarter of 2012, with the remaining proceeds held in escrow until a final release date in January 2014. There was no income tax provision related to the discontinued operations in any period presented.

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

The following table presents the results of operations from discontinued operations for the three and six months ended June 30, 2012 (Restated) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net revenues	$23,305	$46,101
Cost of revenues	18,030	33,265
Gross profit	5,275	12,836
Operating expenses	2,502	5,004
Income from divested operations	$2,773	$7,832

8.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,501	$(52,135)	$366	$52,720	$(51,171)	$1,549
Customer relationships	49,469	(44,081)	5,388	49,543	(42,828)	6,715
Trade names	5,962	(5,962)	—	5,970	(5,970)	—
Capitalized software costs	5,936	(5,162)	774	5,938	(4,985)	953
Total	$113,868	$(107,340)	$6,528	$114,171	$(104,954)	$9,217

Amortization expense related all intangible assets in the aggregate was $1.2 million and $2.0 million, respectively, for the three months ended June 30, 2013 and 2012 (Restated), and $2.7 million and $4.6 million, respectively, for the six months ended June 30, 2013 and 2012 (Restated). The Company expects amortization of intangible assets to be $1.6 million for the remainder of 2013, $1.9 million in 2014, $1.8 million in 2015 and $1.2 million in 2016.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Long-term deferred rent	$8,376	$8,923
Long-term accrued restructuring	3,282	5,119
Long-term deferred compensation	3,880	3,936
Total	$15,538	$17,978

10.	CONTINGENCIES

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

At June 30, 2013, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At June 30, 2013 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

During 2010, the Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012. During 2013, the Quebec Court of Appeals rendered a judgment against the MRQ in a similar case, and a subsequent appeal by the MRQ was dismissed by the Supreme Court of Canada. As a result, the MRQ filed a Declaration of Settlement related to the Avid case in November 2013, and this matter is considered closed. In December 2013, the MRQ refunded to the Company CAN $1.9 million for tax assessments for 2001 through 2006 and related interest. The tax assessments for 2007 through 2011 are not material and are expected to be refunded with interest during 2014.

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2013, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at June 30, 2013, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company has letters of credit totaling approximately $1.8 million that support its ongoing operations. These letters of credit have various terms and expire during 2013 and 2014. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
		(Restated)
Accrual balance at beginning of year	$4,476	$4,743
Accruals for product warranties	1,531	4,980
Costs of warranty claims	(2,317)	(3,577)
Allocation to divestitures	—	(507)
Accrual balance at end of period	$3,690	$5,639

The total warranty accrual of $3.7 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2013.

11.	RESTRUCTURING COSTS AND ACCRUALS

2013 Restructuring Plans

In June 2013, the Company’s leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with the Company’s strategic goals and enhance its global account team approach, eliminated 31 positions. As a result, the Company recognized related restructuring costs of $1.2 million during the three months ended June 30, 2013.

2012 Restructuring Plan

In June 2012, the Company committed to a series of strategic actions (the “2012 Plan”) to focus on the Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of the Company’s consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions in June 2012 and the abandonment of one of the Company’s facilities in Burlington, Massachusetts and the partial abandonment of facilities in Mountain View and Daly City, California, in September 2012. During 2012, the Company recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs. The Company substantially completed all actions under the 2012 Plan prior to December 31, 2012.

During the first six months of 2013, the Company recorded revisions totaling $0.8 million, primarily resulting from sublease assumption changes and other lease-related fees.

Prior Year Restructuring Plans

During the first six months of 2012, the Company recorded revisions totaling $0.8 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

During the first six months of 2013, the Company recorded revisions totaling $0.2 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2013 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities/Other- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2012	$4,299	$10,839	$—	$595	$15,733
New restructuring charges – operating expenses	1,233	—	—	—	1,233
Revisions of estimated liabilities	83	875	—	—	958
Accretion	—	257		16	273
Cash payments	(3,744)	(3,446)	—	(225)	(7,415)
Foreign exchange impact on ending balance	(71)	(73)	—	—	(144)
Accrual balance at June 30, 2013	$1,800	$8,452	$—	$386	$10,638

The employee-related accruals at June 30, 2013 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2013.

The facilities-related accruals at June 30, 2013 represent contractual lease payments, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $5.5 million is included in the caption “accrued expenses and other current liabilities” and $3.3 million is included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at June 30, 2013.

12.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues from continuing operations by type for the three and six months ended June 30, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Video products and solutions net revenues	$58,062	$72,969	$116,886	$141,562
Audio products and solutions net revenues	41,796	52,022	81,690	111,135
Products and solutions net revenues	99,858	124,991	198,576	252,697
Services net revenues	41,487	40,485	78,840	71,930
Total net revenues	$141,345	$165,476	$277,416	$324,627

The following table sets forth the Company’s revenues from continuing operations by geographic region for the three and six months ended June 30, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues:
United States	$56,110	$63,271	$106,925	$126,405
Other Americas	11,733	11,743	24,836	25,099
Europe, Middle East and Africa	52,230	65,657	103,501	124,382
Asia-Pacific	21,272	24,805	42,154	48,741
Total net revenues	$141,345	$165,476	$277,416	$324,627

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the foregoing and as explained in more detail below, we have restated our financial statements for the three and six months ended June 30, 2012 included in this report.

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

Restructuring

We also identified an overstatement of a severance costs accrual of $1.4 million due to an incorrect estimate originally recorded in the three months ended June 30, 2012.

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

Discontinued Operations

On July 2, 2012, we exited our consumer business through the sale of the assets of that business in two separate transactions. As described further in Note 7 to our Condensed Consolidated Financial Statements in Part I - Item 1 of this Form 10-Q, the disposition of the consumer business qualified for presentation as discontinued operations; therefore, our financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation. In the previously issued financial statements, the sale of the consumer business was incorrectly included in continuing operations.

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

Adoption of New Revenue Recognition Guidance

Prior to our adoption of ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, or ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish vendor-specific objective evidence, or VSOE, of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of best estimated selling price, or BESP, as VSOE and third party evidence, or TPE, are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of this standard, we recorded increased revenue from continuing operations and increased net income for 2012 and the first six months of 2013. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

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

Net revenues from these divested product lines totaled approximately $23.3 million and $46.1 million, respectively, during the three and six months ended June 30, 2012. The gain on the divestiture of the consumer business and the related operating results have been classified as discontinued operations in our unaudited condensed consolidated financial statements included in Part I - Item 1 of this Form 10-Q.

Financial Summary

Revenues

Net revenues from continuing operations for the three-month period ended June 30, 2013 were $141.3 million, compared to $165.5 million for the same period in 2012, with product revenues decreasing to 70.6% and services revenues increasing to 29.4% of total net revenues from continuing operations. Net revenues from continuing operations for the six-month period ended June 30, 2013 were $277.4 million, compared to $324.6 million for the same period in 2012, with products revenues decreasing to 71.6% and services revenues increasing to 28.4% of total net revenues from continuing operations. These decreases in revenues from continuing operations were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage from continuing operations for the three-month period ended June 30, 2013 increased to 61.2%, from 58.9% for the same period in 2012. Our gross margin percentage for continuing operations for the six-month period ended June 30, 2013 increased to 61.2%, from 60.4% for the same period in 2012. As previously discussed, the revenues recognized from the amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 will continue to decline until the deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. More than offsetting the declines resulting from deferred revenue amortization is a general improvement in our services and support delivery whereby revenue increased while costs declined.

Operating Expenses

Our total operating expenses from continuing operations for the three-month period ended June 30, 2013 decreased to $76.5 million, from $97.4 million for the same period in 2012. Our total operating expenses from continuing operations for the six-month period ended June 30, 2013 decreased to $150.5 million, from $182.2 million for the same period in 2012. These decreases were largely driven by higher restructuring expenses recorded during the second quarter of 2012, which were not present in the 2013 periods, and lower personnel-related marketing and selling expenses, partially offset by increased general and administrative expenses in 2013 related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices; partially offset by the higher restructuring expenses recorded during the 2012 periods.

Liquidity

At June 30, 2013, our cash balance was $56.1 million, a decrease of $14.3 million from December 31, 2012, and we had no outstanding borrowings against our credit facilities. The decrease in our cash balance was largely the result of professional, legal and consulting fees related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices, as well as restructuring-related expenditures. On August 29, 2014, we entered into an amendment to our Credit Agreement, extending the maturity date from October 1, 2014 to October 1, 2015. For a further discussion of our liquidity and cash flows, please see “Liquidity and Capital Resources.”

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

Revenue Recognition and Allowance for Sales Returns and Exchanges

General

We commence revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Generally, the products we sell do not require significant production, modification or customization. Installation of our products is generally routine, consists of implementation and configuration and does not have to be performed by us.

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

At June 30, 2013, most of the unvested awards that include performance conditions have vesting conditions that are based upon the achievement of a specified return on stockholders’ equity. At June 30, 2013, we believe it is probable that these awards will vest, and compensation expense is being recognized over the implied service period.

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

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at June 30, 2013 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues from continuing operations for the three and six months ended June 30, 2013 and 2012 (Restated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues:
Product revenues	70.6%	75.5%	71.6%	77.8%
Services revenues	29.4%	24.5%	28.4%	22.2%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.8%	41.1%	38.8%	39.6%
Gross margin	61.2%	58.9%	61.2%	60.4%
Operating expenses:
Research and development	16.9%	15.9%	17.1%	16.2%
Marketing and selling	24.0%	25.6%	24.4%	25.9%
General and administrative	11.4%	7.9%	11.4%	8.5%
Amortization of intangible assets	0.5%	0.7%	0.5%	0.8%
Restructuring costs, net	1.4%	8.7%	0.8%	4.6%
Total operating expenses	54.2%	58.8%	54.2%	56.0%
Operating income	7.0%	0.1%	7.0%	4.4%
Interest and other income (expense), net	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Income (loss) from continuing operations before income taxes	6.8%	(0.1)%	6.8%	4.2%
Provision for (benefit from) income taxes, net	0.5%	(0.6)%	0.4%	0.5%
Income from continuing operations, net of tax	6.3%	0.5%	6.4%	3.7%
Income from discontinued operations	—%	1.7%	—%	2.4%
Net income	6.3%	2.2%	6.4%	6.1%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues from Continuing Operations for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
				(Restated)
Video products and solutions net revenues	$58,062	$(14,907)	(20.4)%	$72,969
Audio products and solutions net revenues	41,796	(10,226)	(19.7)%	52,022
Products and solutions net revenues	99,858	(25,133)	(20.1)%	124,991
Services net revenues	41,487	1,002	2.5%	40,485
Total net revenues	$141,345	$(24,131)	(14.6)%	$165,476

Net Revenues from Continuing Operations for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
				(Restated)
Video products and solutions net revenues	$116,886	$(24,676)	(17.4)%	$141,562
Audio products and solutions net revenues	81,690	(29,445)	(26.5)%	111,135
Products and solutions net revenues	198,576	(54,121)	(21.4)%	252,697
Services net revenues	78,840	6,910	9.6%	71,930
Total net revenues	$277,416	$(47,211)	(14.5)%	$324,627

The following table sets forth the percentage of our net revenues from continuing operations attributable to geographic regions for the three and six months ended June 30, 2013 and 2012 (Restated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
United States	40%	38%	39%	39%
Other Americas	8%	7%	9%	8%
Europe, Middle East and Africa	37%	40%	37%	38%
Asia-Pacific	15%	15%	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues decreased $14.9 million, or 20%, for the three-month period ended June 30, 2013, compared to the same period in 2012 (Restated), and decreased $24.7 million, or 17.4%, for the six-month period ended June 30, 2013, compared to the same period in 2012 (Restated). For the six-month period ended June 30, 2013, revenues from our video creative tools, storage and workflow solutions, and media management solutions all decreased. For the three-month period ended June 30, 2013, revenues from our media management solutions were increased, while revenues from our video creative tools and storage and workflow solutions decreased. The decrease in total video products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, percentages for storage and workflow solutions media management solutions increased, compared to the same periods in 2012 (Restated), while the the percentage for video creative tools decreased in both 2013 periods.

Audio Products and Solutions Revenues

Audio products and solutions revenues decreased $10.2 million, or 20%, for the three-month period ended June 30, 2013, compared to the same period in 2012 (Restated), and decreased $29.4 million, or 26.5%, for the six-month period ended June 30, 2013, compared to the same period in 2012 (Restated). For both the three- and six-month periods ended June 30, 2013, revenues from our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems decreased. The decrease in total audio products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, the percentage for digital audio software and workstation solutions decreased in both 2013 periods, compared to the same periods in 2012 (Restated), while the percentage for control surfaces, consoles and live-sound systems decreased for the six-month period but increased for the three-month period.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional and integration services and training. Services revenues decreased $1.0 million, or 2.5%, for the three-month period ended June 30, 2013, compared to the same period in 2012 (Restated), and increased $6.9 million, or 9.6%, for the six-month period ended June 30, 2013, compared to the same period in 2012 (Restated). The decrease for the three-month period was primarily the result of decreased professional services revenues and relatively flat maintenance revenues. The increase for the six-month period, was driven by increased maintenance revenues for the 2013 period, partially offset by a decrease in professional services revenues.

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

Costs of Revenues for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
				(Restated)
Cost of products revenues	$38,902	$(12,081)	(23.7)%	$50,983
Cost of services revenues	15,392	(937)	(5.7)%	16,329
Amortization of intangible assets	501	(143)	(22.2)%	644
Total cost of revenues	54,795	(13,161)	(19.4)%	67,956

Gross profit	$86,550	$(10,970)	(11.2)%	$97,520

Costs of Revenues for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
				(Restated)
Cost of products revenues	$75,917	$(20,548)	(21.3)%	$96,465
Cost of services revenues	30,668	(72)	(0.2)%	30,740
Amortization of intangible assets	1,152	(142)	(11.0)%	1,294
Total cost of revenues	107,737	(20,762)	(16.2)%	128,499

Gross profit	$169,679	$(26,449)	(13.5)%	$196,128

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. The total gross margin percentage for the three-month period ended June 30, 2013 increased to 61.2% from 58.9% for the same period in 2012 (Restated). The total gross margin percentage for the six-month period ended June 30, 2013 increased to 61.2% from 60.4% for the same period in 2012 (Restated). As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline.

Gross Margin % for the Three Months Ended June 30, 2013 and 2012 (Restated)
	2013 Gross Margin %	Increase in Gross Margin %	2012 Gross Margin % (Restated)
Products	61.0%	1.8%	59.2%
Services	62.9%	3.2%	59.7%
Total	61.2%	2.3%	58.9%

Gross Margin % for the Six Months Ended June 30, 2013 and 2012 (Restated)
	2013 Gross Margin %	Increase in Gross Margin %	2012 Gross Margin % (Restated)
Products	61.8%	—%	61.8%
Services	61.1%	3.8%	57.3%
Total	61.2%	0.8%	60.4%

Our products gross margin percentage for the three-month period ended June 30, 2013, compared to the same period in 2012 (Restated), was negatively impacted by the effect of the amortization of our deferred revenue balances as discussed above. Our products gross margin percentage for the six-month period ended June 30, 2013, compared to the same period in 2012 (Restated), was effectively unchanged, but was also negatively impacted by the effect of the amortization of our deferred revenue balances as discussed above.

The increases in our services gross margin percentage for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily driven by increases in services revenues from maintenance contracts, which have higher gross margins than professional services and training; partially offset by decreases in revenues from professional services.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
				(Restated)
Research and development expenses	$23,847	$(2,414)	(9.2)%	$26,261
Marketing and selling expenses	33,903	(8,379)	(19.8)%	42,282
General and administrative expenses	16,131	2,780	20.8%	13,351
Amortization of intangible assets	658	(448)	(40.5)%	1,106
Restructuring costs, net	1,918	(12,519)	(86.7)%	14,437
Total operating expenses	$76,457	$(20,980)	(21.5)%	$97,437

Operating income	$10,093	$10,010	(12,060.2)%	$83

Operating Expenses and Operating Income for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
				(Restated)
Research and development expenses	$47,454	$(5,267)	(10.0)%	$52,721
Marketing and selling expenses	67,812	(16,343)	(19.4)%	84,155
General and administrative expenses	31,728	4,029	14.5%	27,699
Amortization of intangible assets	1,321	(1,396)	(51.4)%	2,717
Restructuring costs, net	2,191	(12,690)	(85.3)%	14,881
Total operating expenses	$150,506	$(31,667)	(17.4)%	$182,173

Operating income	$19,173	$5,218	37.4%	$13,955

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $2.4 million and $5.3 million, or 9.2% and 10.0%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 (Restated).

Change in Research and Development Expenses for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(1,359)	(8.7)%
Facilities and information technology infrastructure costs	(605)	(12.3)%
Consulting and outside services	(470)	(11.9)%
Other expenses	20	1.1%
Total research and development expenses decrease	$(2,414)	(9.2)%

Change in Research and Development Expenses for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(3,041)	(9.7)%
Consulting and outside services	(1,421)	(17.0)%
Facilities and information technology infrastructure costs	(1,191)	(12.1)%
Other expenses	386	12.4%
Total research and development expenses decrease	$(5,267)	(10.0)%

The decreases in personnel-related expenses and facilities and information technology infrastructure costs for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), primarily resulted from decreased expenses on lower employee headcount, largely resulting from our restructuring actions in 2012, while the decreases in consulting and outside services were primarily the result of a reduction in the use of contract employees and services during the first half of 2013.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs decreased $8.4 million and $16.3 million, or 19.8% and 19.4%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 (Restated).

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(5,518)	(14.1)%
Consulting and outside services	(1,862)	(37.1)%
Tradeshow and other promotional expenses	(663)	(16.4)%
Foreign exchange (gains) losses	(436)	(140.0)%
Other expenses	100	1.6%
Total marketing and selling expenses decrease	$(8,379)	(19.8)%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(11,270)	(14.4)%
Consulting and outside services	(4,163)	(39.7)%
Tradeshow and other promotional expenses	(1,949)	(27.0)%
Foreign exchange (gains) losses	(827)	(190.9)%
Other expenses	1,866	15.1%
Total marketing and selling expenses decrease	$(16,343)	(19.4)%

The decreases in personnel-related expenses for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily due to decreased salary and benefit expense on lower headcount and lower sales commissions on lower revenues, resulting from our 2012 restructuring actions, as well as lower stock-based compensation and incentive-compensation expense. The lower consulting and outside services costs for both periods resulted from lower 2013 costs related to long-term sales and marketing strategy planning.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $2.8 million and $4.0 million, or 20.8% and 14.5%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 (Restated), primarily as a result of increased costs from to the evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and increased related legal expenses, partially offset by savings resulting from our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Consulting and outside services expenses	$4,808	268.5%
Personnel-related expenses	(733)	(10.0)%
Divestiture-related expenses	(533)	(100.0)%
Facilities and information technology infrastructure costs	(462)	(16.5)%
Other expenses	(300)	(33.2)%
Total general and administrative expenses decrease	$2,780	20.8%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Consulting and outside services expenses	$5,346	112.6%
Personnel-related expenses	509	3.4%
Divestiture-related expenses	(994)	(99.7)%
Facilities and information technology infrastructure costs	(751)	(13.3)%
Other expenses	(81)	(5.5)%
Total general and administrative expenses decrease	$4,029	14.5%

The increases in consulting and outside services costs for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of the significantly increased audit, legal and other professional fees for outside services incurred during 2013 from the evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and increased related legal expenses. The increase in personnel-related expenses for the six-month period ended June 30, 2013 was primarily due to higher accruals for incentive-based compensation, as well as costs related to our management transition. The decrease in personnel-related expenses for the three-month period was primarily the result of lower stock-based compensation in the 2013 period, as well as a decrease in salary expenses on lower headcount. The decreases in facilities and information technology infrastructure costs for both 2013 periods were primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture, while the decrease in divestiture-related expenses was primarily the result of certain costs related to our 2012 consumer business divestiture, which were not present in the 2013 periods.

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

Change in Amortization of Intangible Assets for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Decrease From 2012 (Restated)
	$	%
Amortization of intangible assets recorded in cost of revenues	$(143)	(22.2)%
Amortization of intangible assets recorded in operating expenses	(448)	(40.5)%
Total amortization of intangible assets	$(591)	(33.8)%

Change in Amortization of Intangible Assets for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Decrease From 2012 (Restated)
	$	%
Amortization of intangible assets recorded in cost of revenues	$(142)	(11.0)%
Amortization of intangible assets recorded in operating expenses	(1,396)	(51.4)%
Total amortization of intangible assets	$(1,538)	(38.3)%

The decreases in amortization of intangible assets recorded in cost of revenues for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of certain acquired technology-related intangible assets becoming fully amortized. The decreases in amortization of intangible assets recorded in operating expenses for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of certain acquired intangible assets becoming fully amortized.

The unamortized balance of our identifiable intangible assets was $6.5 million at June 30, 2013. We expect amortization of our intangible assets to be approximately $1.6 million during the remainder of 2013, $1.9 million in 2014, $1.8 million in 2015, $1.2 million in 2016. See Note 8, Intangible Assets, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information regarding our identifiable intangible assets.

Restructuring Costs, Net

2013 Restructuring Plans

In June 2013, our leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with our strategic goals and enhance our global account team approach, eliminated 31 positions. As a result, we recognized related restructuring costs of $1.2 million during the three months ended June 30, 2013.

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions, or the 2012 Plan, to focus on our Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of our consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the 2012 Plan included the elimination of approximately 280 positions in June 2012 and the abandonment of one of our facilities in Burlington, Massachusetts and partial abandonment of facilities in Mountain View and Daly City, California in September 2012. We recorded restructuring charges of $13.9 million related to severance costs in June 2012 and $8.6 million for the closure or partial closure of facilities in September 2012, which included $1.0 million for deferred rent liability write-offs. We substantially completed all actions under the 2012 Plan prior to December 31, 2012.

During the first six months of 2013, we recorded revisions totaling $0.8 million, primarily resulting from sublease assumption changes and other lease-related fees.

Prior Year Restructuring Plans

During the first six months of 2012, we recorded revisions totaling $0.8 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

During the first six months of 2013, we recorded revisions totaling $0.2 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
				(Restated)
Interest income	$122	$106	662.5%	$16
Interest expense	(374)	33	8.1%	(407)
Other income (expense), net	5	(7)	(58.3)%	12
Total interest and other income (expense), net	$(247)	$132	34.8%	$(379)

Interest and Other Income (Expense) for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
				(Restated)
Interest income	$195	$50	34.5%	$145
Interest expense	(709)	41	5.5%	(750)
Other income (expense), net	9	(23)	(71.9)%	32
Total interest and other income (expense), net	$(505)	$68	11.9%	$(573)

The changes in interest and other income (expense), net for both the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of increased interest income.

Provision for (Benefit from) Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Benefit
Provision for (benefit from) income taxes, net	$669	$1,605	171.5%	$(936)

Provision for Income Taxes, Net for the Six Months Ended June 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
Provision for income taxes, net	$1,226	$(510)	(29.4)%	$1,736

Our effective tax rate, which represents our tax provision (benefit) as a percentage of income (loss) before tax, was 6.6% and 13.0%, respectively, for the six-month periods ended June 30, 2013 and 2012 (Restated). Our provision for income taxes for the 2013 six-month period decreased by approximately $0.5 million from the same 2012 period, primarily as a result of changes in the jurisdictional mix of earnings and overall lower profitability of the business. During the six-month period ended June 30, 2013, there were no significant discrete items that impacted the tax provision. By comparison, during the six-month period ended June 30, 2012 (Restated), there was a net discrete tax expense of approximately $0.1 million, which is primarily comprised of a $2.0 million withholding tax liability on a Canadian dividend, a $1.4 million tax provision associated with an Irish income tax audit, a $0.5 million tax provision associated with a change in our indefinite reinvestment assertion with respect to a Canadian subsidiary, and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.4 million, largely offset by a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.6 million benefit for the release of a tax reserve. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Accounting Standards Codification, or ASC, Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at June 30, 2013 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets.

We file in multiple tax jurisdictions and from time to time are subject to audit in these tax jurisdictions, but we believe that we are adequately reserved for any potential exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At June 30, 2013, our unrecognized tax benefits and related accrued interest and penalties totaled $23.7 million, of which $0.9 million would affect our effective tax rate if recognized. At December 31, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $22.6 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2012 was the result of a $1.1 million increase related to uncertain tax positions embedded in our foreign tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards.

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

The following table presents the results of operations from discontinued operations for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net revenues	23,305	46,101
Cost of revenues	18,030	33,265
Gross profit	5,275	12,836
Operating expenses	2,502	5,004
Income from divested operations	$2,773	$7,832

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time since the fourth quarter of 2010 with borrowings under our credit facilities. At June 30, 2013, our principal sources of liquidity included cash and cash equivalents totaling $56.1 million and available borrowings under our credit facilities as discussed below.

At June 30, 2013, our working capital was $(109.3) million, compared to $(96.0) million at December 31, 2012. Our working capital deficit at both dates was was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. A significant portion of the deferred revenues balances related to the 2011 and prior periods has been recognized since 2011, and most of the remainder will be recognized into revenues through 2016. We have experienced a decrease in cash during 2013 due to significantly higher outside professional fees and consultant costs resulting from the evaluation of our current and historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and the related restatement of our financial statements.

Our cash requirements vary depending on factors such as the growth of our business, changes in working capital, capital expenditures, our acquisition of businesses or technologies and obligations under restructuring programs. We believe that we have sufficient cash, cash equivalents, funds generated from operations and funds available under our credit facilities to meet our operational and strategic objectives for at least the next twelve months, as well as for the foreseeable future.

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

During the six months ended June 30, 2013, we did not borrow against our credit facilities, and at June 30, 2013, we had no outstanding borrowings under the credit facilities. At June 30, 2013, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.7 million and $0.7 million, respectively, and available borrowings under the credit facilities of approximately $26.1 million and $16.5 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
		(Restated)
Net cash (used in) provided by operating activities	$(5,556)	$32,763
Net cash used in investing activities	(5,183)	(5,053)
Net cash (used in) provided by financing activities	(55)	80
Effect of foreign currency exchange rates on cash and cash equivalents	(3,492)	(1,262)
Net (decrease) increase in cash and cash equivalents	$(14,286)	$26,528

Cash Flows from Operating Activities

Cash used in operating activities aggregated $5.6 million for the six months ended June 30, 2013. This cash use reflected significant spending on restatement related activities, restructuring related activities and executive management change. The spending associated with the restatement related and restructuring activities are expected to materially abate by the end of 2014. The spending associated with the executive management changes will be substantially complete in the fourth quarter of 2013.
Working capital items, excluding cash, decreased by $39.0 million in the aggregate for the six months ended June 30, 2013, reflecting primarily the non-cash amortization of pre-2011 deferred revenues and payments related to pre-2013 restructuring activities, partially offset by improvements in cash collections from accounts receivable, lower cash investments in inventory and the timing of incentive-compensation and other cash payments.

Accounts receivable decreased $12.3 million during the six months ended June 30, 2013, largely reflecting improved cash collections. Accounts receivable balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience.

Inventories decreased $5.9 million during the six months ended June 30, 2013, reflecting our efforts to further optimize working capital investments through improved supply chain discipline. Inventory includes component parts, finished goods as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. Inventory is sourced from third party suppliers, located primarily in Asia.

Accrued expenses and other liabilities, including accrued payroll and benefits, decreased $4.7 million during the six months ended June 30, 2013, reflecting payments against our restructuring accruals and the timing of payments for incentive-based and other accruals. At June 30, 2013, we had restructuring accruals of $1.8 million and $8.8 million related to severance and lease obligations, respectively. Cash payments resulting from restructuring obligations totaled approximately $7.4 million during the first six months of 2013. See Note 11, Restructuring Costs and Accruals, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for the activity in the restructuring and other costs accrual during the six months ended June 30, 2013.

Accounts payable decreased $6.7 million during the six months ended June 30, 2013, reflecting decreased inventory purchases and the timing of cash payments to our vendors.

Cash Flows from Investing Activities

For the six months ended June 30, 2013, the net cash flow used in investing activities reflected $5.3 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, the net cash flow used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During the six months ended June 30, 2013, we did not borrow against our credit facilities.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At June 30, 2013, we had foreign currency forward contracts outstanding with an aggregate notional value of $30.8 million, denominated in the euro, British pound, Japanese yen, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At June 30, 2013, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $5.1 million, denominated in the euro, Australian dollar and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the six months ended June 30, 2013 and 2012 (Restated), we recorded net gains (losses) of $0.4 million and $(0.4) million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2013, would not have a significant impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At June 30, 2013, we held $56.1 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At June 30, 2013, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our management concluded that as of June 30, 2013 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: September 11, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A. Sexton	X
#10.2	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.