Form 10-Q
period 2013-09-30
AVID TECHNOLOGY, INC.
filed 2014-09-12
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues:
Products	$92,969	$109,684	$291,545	$362,381
Services	45,924	40,923	124,764	112,853
Total net revenues	138,893	150,607	416,309	475,234
Cost of revenues:
Products	39,683	38,357	115,600	134,822
Services	16,372	16,662	47,040	47,402
Amortization of intangible assets	158	634	1,310	1,928
Total cost of revenues	56,213	55,653	163,950	184,152
Gross profit	82,680	94,954	252,359	291,082
Operating expenses:
Research and development	23,239	23,207	70,693	75,928
Marketing and selling	31,512	33,941	99,324	118,096
General and administrative	22,715	10,905	54,443	38,604
Amortization of intangible assets	660	782	1,981	3,499
Restructuring costs, net	688	9,831	2,879	24,712
Total operating expenses	78,814	78,666	229,320	260,839
Operating income	3,866	16,288	23,039	30,243
Interest income	76	50	271	195
Interest expense	(441)	(405)	(1,150)	(1,155)
Other income, net	2	37	11	69
Income from continuing operations before income taxes	3,503	15,970	22,171	29,352
Provision for income taxes, net	921	1,194	2,147	2,930
Income from continuing operations, net of tax	2,582	14,776	20,024	26,422
Discontinued operations:
Gain on divestiture of consumer business	—	37,972	—	37,972
Income from divested operations	—	—	—	7,832
Income from discontinued operations	—	37,972	—	45,804
Net income	$2,582	$52,748	$20,024	$72,226
Income per common share – basic and diluted:
Income per share from continuing operations, net of tax – basic and diluted	$0.07	$0.38	$0.51	$0.68
Income per share from discontinued operations – basic and diluted	—	0.98	—	1.18
Net income per common share – basic and diluted	$0.07	$1.36	$0.51	$1.86
Weighted-average common shares outstanding – basic	39,075	38,859	39,031	38,767
Weighted-average common shares outstanding – diluted	39,076	38,890	39,066	38,819
The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net income	$2,582	$52,748	$20,024	$72,226

Other comprehensive income (loss):
Foreign currency translation adjustments	2,414	2,414	(1,292)	1,320

Comprehensive income	$4,996	$55,162	$18,732	$73,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$50,233	$70,390
Accounts receivable, net of allowances of $15,293 and $20,977 at September 30, 2013 and December 31, 2012, respectively	55,560	67,956
Inventories	61,670	69,143
Deferred tax assets, net	562	586
Prepaid expenses	8,074	9,060
Other current assets	21,354	19,950
Total current assets	197,453	237,085
Property and equipment, net	36,940	41,441
Intangible assets, net	5,674	9,217
Long-term deferred tax assets, net	2,857	2,825
Other long-term assets	2,488	3,793
Total assets	$245,412	$294,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,583	$35,425
Accrued compensation and benefits	23,604	25,177
Accrued expenses and other current liabilities	36,916	34,003
Income taxes payable	7,328	7,969
Deferred tax liabilities, net	196	203
Deferred revenues	219,178	230,305
Total current liabilities	317,805	333,082
Long-term deferred tax liabilities, net	708	713
Long-term deferred revenue	273,143	328,180
Other long-term liabilities	14,985	17,978
Total liabilities	606,641	679,953

Contingencies (Note 10)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,042,249	1,039,562
Accumulated deficit	(1,337,655)	(1,357,679)
Treasury stock at cost, net of reissuances	(72,599)	(75,542)
Accumulated other comprehensive income	6,353	7,644
Total stockholders’ deficit	(361,229)	(385,592)
Total liabilities and stockholders’ deficit	$245,412	$294,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$20,024	$72,226
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,970	20,944
Provision for (recovery of) doubtful accounts	140	(65)
Non-cash provision for restructuring	—	1,459
Gain on divestiture of consumer business	—	(37,972)
Gain on sales of assets	(125)	(252)
Stock-based compensation expense	5,716	9,025
Non-cash interest expense	220	220
Foreign currency transaction gains	(856)	(1,619)
Provision for deferred taxes	6	823
Changes in operating assets and liabilities:
Accounts receivable	12,255	29,076
Inventories	7,473	13,202
Prepaid expenses and other current assets	965	116
Accounts payable	(4,823)	(6,247)
Accrued expenses, compensation and benefits and other liabilities	(1,348)	(1,265)
Income taxes payable	(475)	711
Deferred revenues	(66,170)	(67,696)
Net cash (used in) provided by operating activities	(10,028)	32,686

Cash flows from investing activities:
Purchases of property and equipment	(8,998)	(6,951)
Proceeds from sale of assets	125	—
Proceeds from divestiture of consumer business	—	11,440
Increase in other long-term assets	(25)	(73)
Net cash (used in) provided by investing activities	(8,898)	4,416

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	177	794
Common stock repurchases for tax withholdings for net settlement of equity awards	(263)	(634)
Proceeds from revolving credit facilities	—	14,000
Payments on revolving credit facilities	—	(14,000)
Net cash (used in) provided by financing activities	(86)	160

Effect of exchange rate changes on cash and cash equivalents	(1,145)	1,242
Net (decrease) increase in cash and cash equivalents	(20,157)	38,504
Cash and cash equivalents at beginning of period	70,390	32,855
Cash and cash equivalents at end of period	$50,233	$71,359

Supplemental information:
Cash paid for income taxes, net of refunds	$1,643	$3,411
Cash paid for interest	930	904

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

The Company evaluated subsequent events through the date of issuance of these financial statements and except for the subsequent events disclosed above and in Note 10, no other subsequent events required recognition or disclosure in these financial statements.

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

As a result of the foregoing and as explained more fully below, the Company has restated its financial statements for the three and nine months ended September 30, 2012.

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

Restructuring

The Company identified an error in the facility restructuring charge of $4.3 million recorded in the three and nine months ended September 30, 2012, where the Company failed to reflect a required assumption that an expected subtenant would absorb common area maintenance charges. The Company also identified an overstatement of severance costs accruals primarily due to an incorrect estimate originally recorded in the three months ended June 30, 2012. The overstatement totaled $1.1 million in the nine months ended September 30, 2012.

Other Adjustments

In addition to correcting the restatement adjustments described above, the Company also recorded other adjustments for other errors identified during the restatement process, including reclassifications between cost of sales and operating expenses, as well as errors in inventories, stock-based compensations and accrued liabilities. The provision for income taxes has been adjusted to reflect the changes in quarterly income before taxes.

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

Adjustments to Condensed Consolidated Statement of Operations

The following tables present the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three and nine months ended September 30, 2012 (in thousands except per share data):

	Three Months Ended
	September 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$90,878	18,806	$—	—	$109,684
Services	36,297	4,626	—	—	40,923
Total net revenues	127,175	23,432	—	—	150,607
Cost of revenues:
Products	44,312	—	(5,955)	—	38,357
Services	15,107	—	1,555	—	16,662
Amortization of intangible assets	634	—	—	—	634
Total cost of revenues	60,053	—	(4,400)	—	55,653
Gross profit	67,122	23,432	4,400	—	94,954
Operating expenses:
Research and development	23,099	—	108	—	23,207
Marketing and selling	36,629	—	(2,688)	—	33,941
General and administrative	10,542	—	363	—	10,905
Amortization of intangible assets	782	—	—	—	782
Restructuring costs, net	12,674	—	(2,843)	—	9,831
Gain on sale of assets	(206)	—	206	—	—
Total operating expenses	83,520	—	(4,854)	—	78,666
Operating (loss) income	(16,398)	23,432	9,254	—	16,288
Interest income	49	—	1	—	50
Interest expense	(404)	—	(1)	—	(405)
Other income	37	—	—	—	37
(Loss) income from continuing operations before income taxes	(16,716)	23,432	9,254	—	15,970
Provision for income taxes, net	672	—	522	—	1,194
(Loss) income from continuing operations, net of tax	(17,388)	23,432	8,732	—	14,776
Discontinued operations:
Gain on divestiture of consumer business	—	—	—	37,972	37,972
Income from discontinued operations	—	—	—	37,972	37,972
Net (loss) income	$(17,388)	$23,432	$8,732	$37,972	$52,748
(Loss) income per common share – basic:
(Loss) income per share from continuing operations, net of tax – basic	$(0.45)				$0.38
Income per share from discontinued operations – basic	—				0.98
Net (loss) income per common share – basic	$(0.45)				$1.36
(Loss) income per common share - diluted:
(Loss) income per share from continuing operations, net of tax – diluted	$(0.45)				$0.38
Income per share from discontinued operations – diluted	—				0.98
Net (loss) income per common share – diluted	$(0.45)				$1.36
Weighted-average common shares outstanding – basic	38,859				38,859
Weighted-average common shares outstanding – diluted	38,859				38,890

	Nine Months Ended
	September 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$333,841	$74,641	$—	$(46,101)	$362,381
Services	102,905	9,948	—	—	112,853
Total net revenues	436,746	84,589	—	(46,101)	475,234
Cost of revenues:
Products	174,794	—	(6,707)	(33,265)	134,822
Services	42,149	—	5,253	—	47,402
Amortization of intangible assets	1,928	—	—	—	1,928
Total cost of revenues	218,871	—	(1,454)	(33,265)	184,152
Gross profit	217,875	84,589	1,454	(12,836)	291,082
Operating expenses:
Research and development	77,474	—	8	(1,554)	75,928
Marketing and selling	126,017	—	(5,609)	(2,312)	118,096
General and administrative	39,086	—	656	(1,138)	38,604
Amortization of intangible assets	3,499	—	—	—	3,499
Restructuring costs, net	28,683	—	(3,971)	—	24,712
Loss on divestiture	9,745	—	—	(9,745)	—
Total operating expenses	284,504	—	(8,916)	(14,749)	260,839
Operating (loss) income	(66,629)	84,589	10,370	1,913	30,243
Interest income	164	—	31	—	195
Interest expense	(1,124)	—	(31)	—	(1,155)
Other income	69	—	—	—	69
(Loss) income from continuing operations before income taxes	(67,520)	84,589	10,370	1,913	29,352
Provision for income taxes, net	2,097	—	833	—	2,930
(Loss) income from continuing operations, net of tax	(69,617)	84,589	9,537	1,913	26,422
Discontinued operations:
Gain on divestiture of consumer business	—	—	—	37,972	37,972
Income from divested operations	—	—	—	7,832	7,832
Income from discontinued operations	—	—	—	45,804	45,804
Net (loss) income	$(69,617)	$84,589	$9,537	$47,717	$72,226

(Loss) income per common share – basic and diluted:
(Loss) income per share from continuing operations, net of tax – basic and diluted	$(1.80)				$0.68
Income per share from discontinued operations – basic and diluted	—				1.18
Net (loss) income per common share – basic and diluted	$(1.80)				$1.86

Weighted-average common shares outstanding – basic	38,767				38,767
Weighted-average common shares outstanding – diluted	38,767				38,819

Adjustments to Condensed Consolidated Statement of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Nine Months Ended
	September 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	$(69,617)	$84,589	$9,537	$47,717	$72,226
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,905	—	39	—	20,944
Recovery of doubtful accounts	(101)	—	36	—	(65)
Non-cash provision for restructuring	4,950	—	(3,491)	—	1,459
Non-cash provision for allowances related to divestitures	1,041	—	(1,041)	—	—
Gain on sale of assets	(257)	—	5	—	(252)
Gain on divestiture of consumer business	—	—	—	(37,972)	(37,972)
Loss on divestiture of consumer business	9,745	—	—	(9,745)	—
Stock-based compensation expense	7,074	—	1,951	—	9,025
Non-cash interest expense	220	—	—	—	220
Foreign currency transaction losses (gains)	1,211	—	(2,830)	—	(1,619)
Provision for deferred taxes	823	—	—	—	823
Changes in operating assets and liabilities:
Accounts receivable	28,201	(609)	1,484	—	29,076
Inventories	16,995	—	(3,793)	—	13,202
Prepaid expenses and other current assets	(2,705)	—	2,821	—	116
Accounts payable	(6,247)	—	—	—	(6,247)
Accrued expenses, compensation and benefits and other liabilities	2,351	—	(3,616)	—	(1,265)
Income taxes payable	84	—	627	—	711
Deferred revenues	16,282	(83,980)	2	—	(67,696)
Net cash provided by operating activities	30,955	—	1,731	—	32,686

Cash flows from investing activities:
Purchases of property and equipment	(6,659)	—	(292)	—	(6,951)
Proceeds from divestiture of consumer business	13,309	—	(1,869)	—	11,440
Change in other long-term assets	191	—	(264)	—	(73)
Net cash provided by investing activities	6,841	—	(2,425)	—	4,416

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	160	—	634	—	794
Common stock repurchases for tax withholdings for net settlement of equity awards	—		(634)	—	(634)
Proceeds from revolving credit facilities	14,000	—	—	—	14,000
Payments on revolving credit facilities	(14,000)	—	—	—	(14,000)
Net cash provided by financing activities	160	—	—	—	160

Effect of exchange rate changes on cash and cash equivalents	548	—	694	—	1,242
Net increase in cash and cash equivalents	38,504	—	—	—	38,504
Cash and cash equivalents at beginning of period	32,855	—	—	—	32,855
Cash and cash equivalents at end of period	$71,359	$—	$—	$—	$71,359

3.	NET INCOME PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options	4,999	6,125	5,328	6,193
Non-vested restricted stock units	322	609	379	643
Anti-dilutive potential common shares	5,321	6,734	5,707	6,836

4.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At September 30, 2013 and December 31, 2012, the Company had foreign currency forward contracts outstanding with aggregate notional values of $28.6 million and $23.6 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At September 30, 2013 and December 31, 2012, the Company had such foreign currency contracts with aggregate notional values of $3.7 million and $5.3 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at September 30, 2013 and December 31, 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at September 30, 2013	Fair Value at December 31, 2012
Financial assets:
Foreign currency contracts	Other current assets	$715	$157

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$39	$337

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2013 and 2012 that resulted from the Company’s foreign currency contracts and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Foreign currency contracts and revaluation of hedged items, net	$(320)	$(215)	$74	$(661)

See Note 5 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

5.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At September 30, 2013 and December 31, 2012, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,805	$1,183	$622	$—
Foreign currency contracts	715	—	715	—

Financial Liabilities:
Foreign currency contracts	39	—	39	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,680	$1,097	$583	$—
Foreign currency contracts	157	—	157	—

Financial Liabilities:
Foreign currency contracts	337	—	337	—

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

6.	INVENTORIES

Inventories consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$9,975	$11,095
Work in process	249	293
Finished goods	51,446	57,755
Total	$61,670	$69,143

At September 30, 2013 and December 31, 2012, finished goods inventory included $3.0 million and $3.7 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

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

The divestiture of these consumer product lines was intended to:

•	allow the Company to focus on the Broadcast and Media market and the Video and Audio Post and Professional market;

•	reduce complexity from the Company's operations to improve operational efficiencies; and

•	allow the Company to change its cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

The following table presents the gain from the divestiture (in thousands):

Proceeds from sale of consumer business	$14,841
Less: assets disposed of
Intangible assets	(3,474)
Inventory, net	(16,500)
Fixed assets	(507)
Capitalized software	(372)
Other assets	(23)
Plus: liabilities disposed of
Deferred revenues (Restated)	45,401
Warranty accrual	507
Net assets sold	25,032
Costs to sell	(1,901)
Gain on divestiture of consumer business	$37,972

The following table presents the results of operations from discontinued operations for the three and nine months ended September 30, 2012 (Restated) (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net revenues	$—	$46,101
Cost of revenues	—	33,265
Gross profit	—	12,836
Operating expenses	—	5,004
Income from divested operations	—	7,832
Gain on divestiture of consumer business	37,972	37,972
Income from discontinued operations	$37,972	$45,804

8.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,724	$(52,510)	$214	$52,720	$(51,171)	$1,549
Customer relationships	49,592	(44,856)	4,736	49,543	(42,828)	6,715
Trade names	5,974	(5,974)	—	5,970	(5,970)	—
Capitalized software costs	5,941	(5,217)	724	5,938	(4,985)	953
Total	$114,231	$(108,557)	$5,674	$114,171	$(104,954)	$9,217

Amortization expense related to intangible assets in the aggregate was $0.9 million and $1.5 million, respectively, for the three months ended September 30, 2013 and 2012 (Restated), and $3.5 million and $6.1 million, respectively, for the nine months ended September 30, 2013 and 2012 (Restated). The Company expects amortization of intangible assets to be $0.8 million for the remainder of 2013, $1.9 million in 2014, $1.8 million in 2015 and $1.2 million in 2016.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Long-term deferred rent	$8,404	$8,923
Long-term accrued restructuring	2,461	5,119
Long-term deferred compensation	4,120	3,936
Total	$14,985	$17,978

10.	CONTINGENCIES

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

At September 30, 2013, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At September 30, 2013 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

During 2010, the Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012. During 2013, the Quebec Court of Appeals rendered a judgment against the MRQ in a similar case, and a subsequent appeal by the MRQ was dismissed by the Supreme Court of Canada. As a result, the MRQ filed a Declaration of Settlement related to the Avid case in November 2013, and this matter is considered closed. In December 2013, the MRQ refunded to the Company CAN $1.9 million for tax assessments for 2001 through 2006 and related interest. The tax assessments for 2007 through 2011 are not material and are expected to be refunded with interest during 2014.

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at September 30, 2013, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at September 30, 2013, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company has letters of credit totaling approximately $2.6 million that support its ongoing operations. These letters of credit have various terms and expire during 2013 and 2014. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Accrual balance at beginning of year	$4,476	$4,743
Accruals for product warranties	1,963	4,920
Costs of warranty claims	(3,009)	(4,141)
Allocation to divestitures	—	(507)
Accrual balance at end of period	$3,430	$5,015

The total warranty accrual of $3.4 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2013.

11.	RESTRUCTURING COSTS AND ACCRUALS

2013 Restructuring Plans

In June 2013, the Company’s leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with the Company’s strategic goals and enhance its global account team approach, eliminated 31 positions. As a result, the Company recognized related restructuring costs of $1.4 million during the second and third quarters of 2013.

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

During the first nine months of 2013, the Company recorded revisions totaling $1.0 million, primarily resulting from sublease assumption changes and other lease-related fees.

Prior Year Restructuring Plans

During the first nine months of 2012, the Company recorded revisions totaling $3 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

During the first nine months of 2013, the Company recorded revisions totaling $0.4 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the nine months ended September 30, 2013 (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities/Other- Related	Employee- Related	Facilities- Related	Total
Accrual balance at December 31, 2012	$4,299	$10,839	$—	$595	$15,733
New restructuring charges – operating expenses	1,511	—	—	—	1,511
Revisions of estimated liabilities	57	1,483	—	(172)	1,368
Accretion	—	411	—	26	437
Cash payments	(4,933)	(5,397)	—	(341)	(10,671)
Foreign exchange impact on ending balance	(33)	(58)	—	—	(91)
Accrual balance at September 30, 2013	$901	$7,278	$—	$108	$8,287

The employee-related accruals at September 30, 2013 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at September 30, 2013.

The facilities-related accruals at September 30, 2013 represent contractual lease payments, net of subleases, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $4.9 million is included in the caption “accrued expenses and other current liabilities” and $2.5 million is included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at September 30, 2013.

12.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues from continuing operations by type for the three and nine months ended September 30, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Video products and solutions net revenues	$57,683	$62,012	$174,569	$203,574
Audio products and solutions net revenues	35,286	47,672	116,976	158,807
Products and solutions net revenues	92,969	109,684	291,545	362,381
Services net revenues	45,924	40,923	124,764	112,853
Total net revenues	$138,893	$150,607	$416,309	$475,234

The following table sets forth the Company’s revenues from continuing operations by geographic region for the three and nine months ended September 30, 2013 and 2012 (Restated) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues:
United States	$53,904	$58,373	$160,829	$184,778
Other Americas	11,891	17,617	36,727	42,716
Europe, Middle East and Africa	51,943	53,022	155,444	177,404
Asia-Pacific	21,155	21,595	63,309	70,336
Total net revenues	$138,893	$150,607	$416,309	$475,234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the foregoing and as explained in more detail below, we have restated our financial statements for the three and nine months ended September 30, 2012 included in this report.

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

Restructuring

We identified an error in the facility restructuring charge of $4.3 million recorded in the three and nine months ended September 30, 2012, where we failed to reflect a required assumption that an expected subtenant would absorb common area maintenance charges. We also identified an overstatement of severance costs accruals primarily due to an incorrect estimate originally recorded in the three months ended June 30, 2012. The overstatement totaled $1.1 million in the nine months ended September 30, 2012.

Other Adjustments

In addition to correcting the restatement adjustments described above, we also recorded other adjustments for other errors identified during the restatement process, including reclassifications between cost of sales and operating expenses, as well as errors in inventories, stock-based compensations and accrued liabilities. The provision for income taxes has been adjusted to reflect the changes in quarterly income before taxes.

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

Adoption of New Revenue Recognition Guidance

Prior to our adoption of ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, or ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of

ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish vendor-specific objective evidence, or VSOE, of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of best estimated selling price, or BESP, as VSOE and third party evidence, or TPE, are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of this standard, we recorded increased revenue from continuing operations and increased net income for 2012 and the first nine months of 2013. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

2012 Divestiture of Consumer Business

On July 2, 2012, we sold, in two separate transactions, a group of consumer audio and video products and certain related intellectual property, or the Consumer Business, with a negative carrying value of $25.0 million for total consideration of $14.8 million, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets.

The divestiture of these consumer product lines was intended to:

•	allow us to focus on the Broadcast and Media market and the Video and Audio Post and Professional market,

•	reduce complexity from our operations to improve operational efficiencies, and

•	allow us to change our cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

Net revenues from these divested product lines totaled approximately $46.1 million during the six months of 2012 prior to the divestiture. The related operating results have been classified as discontinued operations in our unaudited condensed consolidated financial statements included in Part I - Item 1 of this Form 10-Q.

Financial Summary

Revenues

Net revenues from continuing operations for the three-month period ended September 30, 2013 were $138.9 million, compared to $150.6 million for the same period in 2012, with product revenues decreasing to 66.9% and services revenues increasing to 33.1% of total net revenues from continuing operations. Net revenues from continuing operations for the nine-month period ended September 30, 2013 were $416.3 million, compared to $475.2 million for the same period in 2012, with products revenues decreasing to 70.0% and services revenues increasing to 30.0% of total net revenues from continuing operations. These decreases in revenues from continuing operations were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage from continuing operations for the three-month period ended September 30, 2013 decreased to 59.5%, compared to 63.0% for the same period in 2012. Our gross margin percentage from continuing operations for the nine-month period ended September 30, 2013 decreased slightly to 60.6%, compared to 61.3% for the same period in 2012. As previously discussed, the revenues recognized from the amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 will continue to decline until the deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. Partially offsetting this decline resulting from deferred revenue amortization is a general improvement in our services and support delivery whereby revenue increased while costs declined.

Operating Expenses

Our total operating expenses from continuing operations for the three-month period ended September 30, 2013 increased to $78.8 million, from $78.7 million for the same period in 2012. Our total operating expenses from continuing operations for the nine-month period ended September 30, 2013 decreased to $229.3 million, from $260.8 million for the same period in 2012. These changes were largely driven by increased general and administrative expenses in 2013 related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices; partially offset by the higher restructuring expenses recorded during both 2012 periods, which were not present in the 2013 periods, and lower personnel-related marketing and selling expenses during the nine-month period.

Liquidity

At September 30, 2013, our cash balance was $50.2 million, a decrease of $20.2 million from December 31, 2012, and we had no outstanding borrowings against our credit facilities. The decrease in our cash balance was largely the result of professional, legal and consulting fees related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices, as well as restructuring-related expenditures. On August 29, 2014, we entered into an amendment to our Credit Agreement, extending the maturity date from October 1, 2014 to October 1, 2015. For a further discussion of our liquidity and cash flows, please see “Liquidity and Capital Resources.”

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

At September 30, 2013, most of the unvested awards that include performance conditions have vesting conditions that are based upon the achievement of a specified return on stockholders’ equity. At September 30, 2013, we believe it is probable that these awards will vest, and compensation expense is being recognized over the implied service period.

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

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at September 30, 2013 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues from continuing operations for the three and nine months ended September 30, 2013 and 2012 (Restated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues:
Product revenues	66.9%	72.8%	70.0%	76.3%
Services revenues	33.1%	27.2%	30.0%	23.7%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.5%	37.0%	39.4%	38.7%
Gross margin	59.5%	63.0%	60.6%	61.3%
Operating expenses:
Research and development	16.7%	15.4%	17.0%	16.0%
Marketing and selling	22.7%	22.5%	23.9%	24.9%
General and administrative	16.4%	7.2%	13.1%	8.1%
Amortization of intangible assets	0.5%	0.5%	0.5%	0.7%
Restructuring costs, net	0.5%	6.5%	0.7%	5.2%
Total operating expenses	56.8%	52.1%	55.2%	54.9%
Operating income	2.7%	10.9%	5.4%	6.4%
Interest and other income (expense), net	(0.3)%	(0.2)%	(0.2)%	(0.2)%
Income from continuing operations before income taxes	2.4%	10.7%	5.2%	6.2%
Provision for income taxes, net	0.7%	0.8%	0.5%	0.6%
Income from continuing operations, net of tax	1.7%	9.9%	4.7%	5.6%
Income from discontinued operations	—%	25.2%	—%	9.6%
Net income	1.7%	35.1%	4.7%	15.2%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues from Continuing Operations for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
				(Restated)
Video products and solutions net revenues	$57,683	$(4,329)	(7.0)%	$62,012
Audio products and solutions net revenues	35,286	(12,386)	(26.0)%	47,672
Products and solutions net revenues	92,969	(16,715)	(15.2)%	109,684
Services net revenues	45,924	5,001	12.2%	40,923
Total net revenues	$138,893	$(11,714)	(7.8)%	$150,607

Net Revenues from Continuing Operations for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
				(Restated)
Video products and solutions net revenues	$174,569	$(29,005)	(14.2)%	$203,574
Audio products and solutions net revenues	116,976	(41,831)	(26.3)%	158,807
Products and solutions net revenues	291,545	(70,836)	(19.5)%	362,381
Services net revenues	124,764	11,911	10.6%	112,853
Total net revenues	$416,309	$(58,925)	(12.4)%	$475,234

The following table sets forth the percentage of our net revenues from continuing operations attributable to geographic regions for the three and nine months ended September 30, 2013 and 2012 (Restated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
United States	39%	39%	39%	39%
Other Americas	9%	12%	9%	9%
Europe, Middle East and Africa	37%	35%	37%	37%
Asia-Pacific	15%	14%	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues from continuing operations decreased $4.3 million, or 7%, for the three-month period ended September 30, 2013, compared to the same period in 2012 (Restated), and decreased $29.0 million, or 14.2%, for the nine-month period ended September 30, 2013, compared to the same period in 2012 (Restated). For the nine-month period ended September 30, 2013, revenues from our video creative tools, storage and workflow solutions, and media management solutions all decreased. For the three-month period ended September 30, 2013, revenues from our video creative tools decreased, while revenues from storage and workflow solutions, and media management solutions were relatively unchanged. The decrease in total video products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, the percentage for video creative tools decreased in both 2013 periods, compared to the same periods in 2012 (Restated), while the percentages for storage and workflow solutions, and media management solutions were relatively unchanged.

Audio Products and Solutions Revenues

Audio products and solutions revenues from continuing operations decreased $12.4 million, or 26.0%, for the three-month period ended September 30, 2013, compared to the same period in 2012 (Restated), and decreased $41.8 million, or 26.3%, for the nine-month period ended September 30, 2013, compared to the same period in 2012 (Restated). For the nine-month period ended September 30, 2013, revenues from our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems decreased. For the three-month period ended September 30, 2013, revenues from our digital audio software and workstation solutions decreased, while revenues from our control surfaces, consoles and live-sound systems were relatively flat. The decrease in total audio products and solutions revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and

Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, the percentage for digital audio software and workstation solutions decreased in both 2013 periods, compared to the same periods in 2012 (Restated), while the percentage for control surfaces, consoles and live-sound systems decreased for the nine-month period but increased for the three-month period.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $5.0 million, or 12.2%, for the three-month period ended September 30, 2013, compared to the same period in 2012 (Restated), and increased $11.9 million, or 10.6%, for the nine-month period ended September 30, 2013, compared to the same period in 2012 (Restated). The increases for both periods were primarily the result of increased maintenance revenues, driven by maintenance contracts attached to new product sales.

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

Costs of Revenues for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
				(Restated)
Costs of products revenues	$39,683	$1,326	3.5%	$38,357
Costs of services revenues	16,372	(290)	(1.7)%	16,662
Amortization of intangible assets	158	(476)	(75.1)%	634
Total costs of revenues	56,213	560	1.0%	55,653

Gross profit	$82,680	$(12,274)	(12.9)%	$94,954

Costs of Revenues for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
				(Restated)
Costs of products revenues	$115,600	$(19,222)	(14.3)%	$134,822
Costs of services revenues	47,040	(362)	(0.8)%	47,402
Amortization of intangible assets	1,310	(618)	(32.1)%	1,928
Total costs of revenues	163,950	(20,202)	(11.0)%	184,152

Gross profit	$252,359	$(38,723)	(13.3)%	$291,082

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. The total gross margin percentage for the three-month period ended September 30, 2013 decreased to 59.5% from 63.0% for the same period in 2012 (Restated). The total gross margin percentage for the nine-month period ended September 30, 2013 decreased to 60.6% from 61.3% for the same period in 2012 (Restated). As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline.

Gross Margin % for the Three Months Ended September 30, 2013 and 2012 (Restated)
	2013 Gross Margin %	Increase in Gross Margin %	2012 Gross Margin % (Restated)
Products	57.3%	(7.7)%	65.0%
Services	64.3%	5.0%	59.3%
Total	59.5%	(3.5)%	63.0%

Gross Margin % for the Nine Months Ended September 30, 2013 and 2012 (Restated)
	2013 Gross Margin %	Increase in Gross Margin %	2012 Gross Margin % (Restated)
Products	60.3%	(2.5)%	62.8%
Services	62.3%	4.3%	58.0%
Total	60.6%	(0.7)%	61.3%

Our products gross margin percentages for the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were negatively impacted by the effect of the amortization of our deferred revenue balances as discussed above.

The increases in our services gross margin percentage for both the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were driven by significant increases in services revenues from maintenance contracts, which have higher gross margins than professional services and training, as well as margin improvement for professional services resulting from enhanced productivity.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
				(Restated)
Research and development expenses	$23,239	$32	0.1%	$23,207
Marketing and selling expenses	31,512	(2,429)	(7.2)%	33,941
General and administrative expenses	22,715	11,810	108.3%	10,905
Amortization of intangible assets	660	(122)	(15.6)%	782
Restructuring costs	688	(9,143)	(93.0)%	9,831
Total operating expenses	$78,814	$148	0.2%	$78,666

Operating income	$3,866	$(12,422)	(76.3)%	$16,288

Operating Expenses and Operating Income for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
				(Restated)
Research and development expenses	$70,693	$(5,235)	(6.9)%	$75,928
Marketing and selling expenses	99,324	(18,772)	(15.9)%	118,096
General and administrative expenses	54,443	15,839	41.0%	38,604
Amortization of intangible assets	1,981	(1,518)	(43.4)%	3,499
Restructuring costs	2,879	(21,833)	(88.3)%	24,712
Total operating expenses	$229,320	$(31,519)	(12.1)%	$260,839

Operating income	$23,039	$(7,204)	(23.8)%	$30,243

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses were relatively flat for the three months ended September 30, 2013, compared to the same period in 2012 (Restated), and decreased $5.2 million, or 6.9%, for the nine months ended September 30, 2013, compared to the same period in 2012 (Restated).

Change in Research and Development Expenses for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Personnel-related expenses	$1,248	9.6%
Consulting and outside services	433	14.2%
Facilities and information technology infrastructure costs	(286)	(6.5)%
Other expenses	(1,363)	(50.7)%
Total research and development expenses decrease	$32	0.1%

Change in Research and Development Expenses for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(2,237)	(5.0)%
Facilities and information technology infrastructure costs	(1,620)	(11.3)%
Consulting and outside services	(1,101)	(9.6)%
Other expenses	(277)	(5.4)%
Total research and development expenses decrease	$(5,235)	(6.9)%

The increase in personnel-related expenses and consulting and outside services for the three-month period ended September 30, 2013, compared to the same period in 2012 (Restated), was primarily related to the timing of incentive-based compensation accruals, while the increase in consulting and outside services was related to increased use of outsourced testing and engineering services. The decrease in personnel-related expenses for the nine-month period ended September 30, 2013, compared to the same period in 2012 (Restated), primarily resulted from decreased salary and benefit expenses on lower employee headcount, largely resulting from our restructuring actions in 2012, while the decrease in consulting and outside services was primarily the result of a reduction in the use of contract employees and services during the first half of 2013. The decreases in facilities and information technology infrastructure costs in both 2013 periods were primarily due to employee headcount reductions and facilities closures related to our 2012 restructuring actions.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling costs decreased $2.4 million and $18.8 million, or 7.2% and 15.9%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 (Restated).

Change in Marketing and Selling Expenses for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Facilities and information technology infrastructure costs	$(1,514)	(17.7)%
Tradeshow and other promotional expenses	(465)	(17.7)%
Personnel-related expenses	729	2.3%
Foreign exchange (gains) losses	112	53.6%
Other expenses	(1,291)	(15.5)%
Total marketing and selling expenses decrease	$(2,429)	(7.2)%

Change in Marketing and Selling Expenses for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 (Decrease) Increase From 2012 (Restated)
	$	%
Personnel-related expenses	$(11,593)	(10.5)%
Consulting and outside services	(4,323)	(29.3)%
Tradeshow and other promotional expenses	(2,508)	(25.2)%
Facilities and information technology infrastructure costs	(1,666)	(6.1)%
Foreign exchange (gains) losses	(722)	(111.4)%
Other expenses	2,040	22.3%
Total marketing and selling expenses decrease	$(18,772)	(15.9)%

The decrease in personnel-related expenses for the nine-month period ended September 30, 2013, compared to the same period in 2012 (Restated), was due to decreased salary and benefit expenses on lower headcount resulting from our restructuring actions during 2012, while the increase for the three-month period was the result of the timing of incentive-based compensation accruals. The decrease in consulting and outside services costs for the nine-month period was due to lower 2013 costs related to long-term sales and marketing strategy planning. The decreases in facilities and information technology infrastructure costs for both the three- and nine-month periods were largely the result of our restructuring actions during 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $11.8 million and $15.8 million, or 108.3% and 41.0%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 (Restated), primarily as a result of increased costs from to the evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and increased related legal expenses, partially offset by savings resulting from our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

Change in General and Administrative Expenses for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Consulting and outside services expenses	$11,002	561.4%
Personnel-related expenses	1,461	26.3%
Facilities and information technology infrastructure costs	(190)	(7.3)%
Other expenses	(463)	(58.4)%
Total general and administrative expenses decrease	$11,810	108.3%

Change in General and Administrative Expenses for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Increase (Decrease) From 2012 (Restated)
	$	%
Consulting and outside services expenses	$16,252	238.9%
Personnel-related expenses	1,680	8.1%
Facilities and information technology infrastructure costs	(1,061)	(12.7)%
Divestiture-related expenses	(904)	(99.3)%
Other expenses	(128)	(7.0)%
Total general and administrative expenses decrease	$15,839	41.0%

The increases in consulting and outside services costs for both the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of the significantly increased audit, legal and other professional fees for outside services incurred during 2013 from the evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and increased related legal expenses. The increases in personnel-related expenses for both 2013 periods were primarily due to higher accruals for incentive-based compensation and costs related to our management transition, partially offset by decreased stock-based compensation expenses. The decreases in facilities and information technology infrastructure costs for both 2013 periods were primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture. The decrease in divestiture-related expenses was primarily the result of certain costs related to our 2012 consumer business divestiture, which were not present in the 2013 periods.

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

Change in Amortization of Intangible Assets for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Decrease From 2012 (Restated)
	$	%
Amortization of intangible assets recorded in cost of revenues	$(476)	(75.1)%
Amortization of intangible assets recorded in operating expenses	(122)	(15.6)%
Total amortization of intangible assets	$(598)	(42.2)%

Change in Amortization of Intangible Assets for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013 Decrease From 2012 (Restated)
	$	%
Amortization of intangible assets recorded in cost of revenues	$(618)	(32.1)%
Amortization of intangible assets recorded in operating expenses	(1,518)	(43.4)%
Total amortization of intangible assets	$(2,136)	(39.4)%

The decreases in amortization of intangible assets recorded in cost of revenues for both the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of certain acquired technology-related intangible assets becoming fully amortized. The decreases in amortization of intangible assets recorded in operating expenses for the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were primarily the result of certain acquired intangible assets becoming fully amortized.

The unamortized balance of our identifiable intangible assets was $6 million at September 30, 2013. We expect amortization of our intangible assets to be approximately $1 million during the remainder of 2013, $2 million in 2014, $2 million in 2015, $1 million in 2016. See Note 8, Intangible Assets, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information regarding our identifiable intangible assets.

Restructuring Costs, Net

2013 Restructuring Plans

In June 2013, our leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with our strategic goals and enhance our global account team approach, eliminated 31 positions. As a result, we recognized related restructuring costs of $1.4 million during the second and third quarters of 2013.

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions, or the 2012 Plan, to focus on our Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of our consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the 2012 Plan included the elimination of approximately 280 positions in June 2012 and the abandonment of one of the our facilities in Burlington, Massachusetts and partial abandonment of facilities in Mountain View and Daly City, California in September 2012. During the nine months ended September 30, 2012, we recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included $1.0 million for deferred rent liability write-offs. We substantially completed all actions under the 2012 Plan prior to December 31, 2012.

During the first nine months of 2013, we recorded revisions totaling $1.0 million, primarily resulting from sublease assumption changes and other lease-related fees.

Prior Year Restructuring Plans

During the first nine months of 2012, we recorded revisions totaling $3 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

During the first nine months of 2013, we recorded revisions totaling $0.4 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008 and 2010 Restructuring Plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
				(Restated)
Interest income	$76	$26	52.0%	$50
Interest expense	(441)	(36)	(8.9)%	(405)
Other income (expense), net	2	(35)	(94.6)%	37
Total interest and other income (expense), net	$(363)	$(45)	(14.2)%	$(318)

Interest and Other Income (Expense) for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
				(Restated)
Interest income	$271	$76	39.0%	$195
Interest expense	(1,150)	5	0.4%	(1,155)
Other income (expense), net	11	(58)	(84.1)%	69
Total interest and other income (expense), net	$(868)	$23	2.6%	$(891)

The changes in interest and other income (expense), net for the three- and nine-month periods ended September 30, 2013, compared to the same periods in 2012 (Restated), were not significant.

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
Provision for income taxes, net	$921	$(273)	(22.9)%	$1,194

Provision for Income Taxes, Net for the Nine Months Ended September 30, 2013 and 2012 (Restated)
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
Provision for income taxes, net	$2,147	$(783)	(26.7)%	$2,930

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 9.7% and 10.0%, respectively, for the nine-month periods ended September 30, 2013 and 2012 (Restated). Our provision for income taxes for the 2013 nine-month period decreased by approximately $0.8 million from the same 2012 period, primarily as a result of changes in the jurisdictional mix of earnings and overall lower profitability of the business. During the nine-month period ended September 30, 2013, there were no significant discrete tax items that impacted the tax provision. By comparison, during the nine-month period ended September 30, 2012 (Restated), there was a net discrete tax expense of approximately $0.5 million, which is primarily comprised of a $2.3 million withholding tax liability, including interest and penalties, on a Canadian dividend; a $1.4 million tax provision associated with an Irish income tax audit; a $0.5 million tax provision associated with a change in our indefinite reinvestment assertion with respect to a Canadian subsidiary; and the establishment of a valuation allowance against certain foreign deferred tax assets of $0.4 million; largely offset by a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.6 million benefit for the release of a tax reserve. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Accounting Standards Codification, or ASC, Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our level of deferred tax assets at September 30, 2013 and our level of historical U.S. and certain foreign losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets.

We file tax returns in multiple tax jurisdictions and from time to time are subject to audit in these tax jurisdictions, but we believe that we are adequately reserved for any potential exposures. ASC Topic 740 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. At September 30, 2013, our unrecognized tax benefits and related accrued interest and penalties totaled $24.3 million, of which $0.9 million would affect our effective tax rate if recognized. At December 31, 2012, our unrecognized tax benefits and related accrued interest and penalties totaled $22.6 million, of which $0.9 million would affect our effective tax rate if recognized. The increase in our unrecognized tax benefits since December 31, 2012 was the result of a $1.7 million increase related to uncertain tax positions embedded in our foreign tax loss carryforwards. This increase did not have an impact on the effective tax rate because we had previously maintained a full valuation allowance on the tax loss carryforwards.

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

The following table presents the results of operations from discontinued operations for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net revenues	$—	$46,101
Cost of revenues	—	33,265
Gross profit	—	12,836
Operating expenses	—	5,004
Income from divested operations	—	7,832
Gain on divestiture of consumer business	37,972	37,972
Income from discontinued operations	$37,972	$45,804

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time since the fourth quarter of 2010 with borrowings under our credit facilities. At September 30, 2013, our principal sources of liquidity included cash and cash equivalents totaling $50.2 million and available borrowings under our credit facilities as discussed below.

At September 30, 2013, our working capital was $(120.4) million, compared to $(96.0) million at December 31, 2012. Our working capital deficit at both dates was was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. A significant portion of the deferred revenues balances related to the 2011 and prior periods has been recognized since 2011, and most of the remainder will be recognized into revenues through 2016. We have experienced a decrease in cash during 2013 due to significantly higher outside professional fees and consultant costs resulting from the evaluation of our current and historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and the related restatement of our financial statements.

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

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. The Credit Agreement further limits our capital expenditures, as defined in the Credit Agreement, to $16.0 million for the year ending December 31, 2014. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe.
See Note 1, “Financial Information - Subsequent Events,” to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further detail on the amendment to our Credit Agreement.

During the nine months ended September 30, 2013, we did not borrow against our credit facilities, and at September 30, 2013, we had no outstanding borrowings under the credit facilities. At September 30, 2013, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $3.4 million and $1.8 million, respectively, and available borrowings under the credit facilities of approximately $24.2 million and $15.3 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Net cash (used in) provided by operating activities	$(10,028)	$32,686
Net cash (used in) provided by investing activities	(8,898)	4,416
Net cash (used in) provided by financing activities	(86)	160
Effect of foreign currency exchange rates on cash and cash equivalents	(1,145)	1,242
Net (decrease) increase in cash and cash equivalents	$(20,157)	$38,504

Cash Flows from Operating Activities

Cash used in operating activities aggregated $10.0 million for the nine months ended September 30, 2013. This cash use reflected significant spending on restatement related activities, restructuring related activities and executive management change. The spending associated with the restatement related and restructuring activities are expected to materially abate by the end of 2014. The spending associated with the executive management changes were substantially completed in the fourth quarter of 2013.

Working capital items, excluding cash, decreased by $52.1 million in the aggregate for the nine months ended September 30, 2013, reflecting primarily the non-cash amortization of pre-2011 deferred revenues and payments related to pre-2013 restructuring activities, partially offset by improvements in cash collections from accounts receivable, lower cash investments in inventory and the timing of incentive-compensation and other cash payments.

Accounts receivable decreased $12.4 million during the nine months ended September 30, 2013, largely reflecting improved cash collections. Accounts receivable balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience.

Inventories decreased $7.5 million during the nine months ended September 30, 2013, reflecting our efforts to further optimize working capital investments through improved supply chain discipline. Inventory includes component parts, finished goods as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. Inventory is sourced from third party suppliers, located primarily in Asia.

Cash Flows from Investing Activities

For the nine months ended September 30, 2013, the net cash flow used in investing activities reflected $9.0 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013, the net cash flow used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During the nine months ended September 30, 2013, we did not borrow against our credit facilities.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At September 30, 2013, we had foreign currency forward contracts outstanding with an aggregate notional value of $28.6 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At September 30, 2013, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $3.7 million, denominated in the euro, Australian dollar and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the nine months ended September 30, 2013 and 2012 (Restated), we recorded net gains (losses) of $0.1 million and $(0.7) million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2013, would not have a significant impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At September 30, 2013, we held $50.2 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million. At September 30, 2013, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our management concluded that as of September 30, 2013 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: September 11, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
#10.1	Consulting and Severance Agreement dated July 19, 2013 between the Registrant and Karl Johnsen		8-K	July 25, 2013	000-21174
#10.2	2013 Remediation Bonus Plan		8-K	July 25, 2013	000-21174
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.