Form 10-K
period 2013-12-31
AVID TECHNOLOGY, INC.
filed 2014-09-12
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission File Number:  0-21174
_______________________
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

Title of Each Class
Common Stock, $.01 Par Value
_______________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $287,833,000 based on the last reported bid price of the Common Stock on the OTC Pink Tier on June 30, 2014.  The number of shares outstanding of the registrant’s Common Stock as of August 29, 2014 was 39,159,269.

Documents Incorporated By Reference
None

AVID TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that relate to future results or events are forward-looking statements.

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

Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions. Actual results and events in future periods may differ materially from those expressed or implied by these forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of this Form 10-K. In addition, the forward-looking statements contained in this Form 10-K represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

The information included under the heading “Stock Performance Graph” in Item 5 of this Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid Motion Graphics, AirSpeed, EUCON, Fast Track, iNEWS, Interplay, ISIS, Avid MediaCentral, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.  Other trademarks appearing in this Form 10-K are the property of their respective owners.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2013 filed by Avid Technology, Inc. together with its consolidated subsidiaries (collectively, “Avid” or the “Company,” or “we,” “us” or “our” unless the context indicates otherwise) includes the restatement of certain of our previously filed consolidated financial statements and data as explained herein. It also amends previously filed disclosures, including those for management’s discussion and analysis of financial condition and results of operations, as well as other disclosures, for certain periods presented in this Form 10-K. Accordingly, this filing includes more information than would routinely be included in an Annual Report on Form 10-K, in order to provide stockholders a composite presentation of information for prior periods during which we were not making periodic filings with the Securities and Exchange Commission, or SEC. In addition, because of the changes we have made in our business since the end of 2013, the information relating to our business and related matters includes certain information for periods after December 31, 2013.

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

As a result of the foregoing and as explained in more detail below and in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K, we have restated our consolidated financial statements for the year ended December 31, 2011. The restatement also affects periods prior to the year ended December 31, 2011, and the cumulative effects of the restatement have been reflected as prior period adjustments to the 2011 opening balance of accumulated deficit in our audited consolidated financial statements and in the relevant periods presented in Item 6, “Selected Financial Data.”

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in our previously issued consolidated financial statements. Historically, we generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in our policy for “Revenue Recognition” in Note A to our Consolidated Financial Statements in Item 8 of this Form 10-K, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally several years. The errors in the timing of revenue recognition have been corrected in the restated consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue-related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as goodwill, stock-based compensation and income taxes, which have also been restated in the restated consolidated financial statements.

Goodwill

As a result of the change in the timing of revenue recognition described above and the resulting increase in deferred revenues, the carrying values of the reporting units used in our original goodwill impairment tests were incorrect for each historical period impacted by the restatement of revenue, including those periods in which impairment charges totaling $172.4 million had been recorded. The decrease in carrying value of the reporting units arising from the deferred revenue resulted in negative carrying value and changes to the original step one conclusions that further considerations of goodwill impairment were required under step two, and, as such, no impairment should have been recognized in the periods prior to January 1, 2011. As a result, the

v

carrying value of goodwill was restated to $419.4 million at December 31, 2010. On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU No. 2010-28.  ASU No. 2010-28 requires companies with negative carrying value of a reporting unit to perform step two of the impairment test when it is more likely than not that a goodwill impairment exists. Upon adoption of ASU No. 2010-28, we recorded a full impairment of goodwill through a cumulative-effect adjustment to accumulated deficit. The decline in the fair value of goodwill that caused the impairment was the result of declines in actual and expected cash flows that occurred over a several-year period prior to December 31, 2010.

The following table presents the adjustments to goodwill for the year ended December 31, 2011 (Restated) (in thousands):

Goodwill balance at December 31, 2010, as previously reported	$246,997
Effect of restatement	172,371
Goodwill balance at December 31, 2010, as restated	419,368
Cumulative-effect adjustment due to the adoption of ASU No. 2010-28	(419,368)
Goodwill balance at December 31, 2011, as restated	$—

Stock-Based Compensation

As a result of the change in the timing of revenue recognition described above, the timing and amount of stock-based compensation expense attributable to performance-based awards, where expected vesting was based on profitability, also changed. Due to the restated historical consolidated financial statements, many of the performance-based awards have vested earlier than originally estimated.

Restructuring

We also identified errors in a restructuring charge recorded in the year ended December 31, 2009. We originally assumed that a vacated facility could be sublet, reducing the restructuring expense by $2.2 million at that time. Subsequently, management determined that contractual provisions severely limited us from executing a sublease, which resulted in no possible sublease income at the time of lease abandonment. The cumulative effect of this error and other restructuring-related adjustments totaling $1.5 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit in our Consolidated Financial Statements in Item 8 of this Form 10-K.

Income Taxes

We identified and corrected certain errors related to the accounting for an intercompany loan made between two of our international subsidiaries that occurred during the year ended December 31, 2007. We determined that we should have accrued withholding taxes of $3.8 million, and as a result we had understated the provision for income taxes in 2007 and income taxes payable reported on our balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, we are subject to interest and penalties on the unpaid balance. The cumulative effect of this error and other adjustments totaling $6.2 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit in our Consolidated Financial Statements in Item 8 of this Form 10-K. We also adjusted income taxes as necessary to reflect the impact of the changes in the timing of revenue recognition described above. We also identified several errors in the compilation of our deferred tax assets and liabilities that are discussed in the notes to the financial statements. Due to the valuation allowance we had recorded against gross deferred tax assets, the adjustments had no net effect on our financial results; however, the corrected balances are reflected in the notes to our consolidated financial statements.

Other Adjustments

In addition to correcting the restatement adjustments described above, we also recorded other adjustments for other errors identified during the restatement process, including adjustments of $5.1 million to inventory and adjustments to accrued liabilities, as well as reclassifications of operating expenses to cost of revenues totaling $9.5 million.

Cumulative Effect of Prior Period Adjustments

The following table presents the cumulative effect of the prior period adjustments to stockholders’ deficit at December 31, 2010 (Restated) (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2010, as previously reported	$423	$1,005,198	$(495,254)	$(91,025)	$7,268	$426,610
Revenue recognition adjustments	—	—	(897,835)	—	957	(896,878)
Goodwill adjustments	—	—	172,371	—	—	172,371
Restructuring adjustments	—	—	(1,452)	—	—	(1,452)
Income tax adjustments	—	—	(6,280)	—	683	(5,597)
Stock-based compensation adjustments	—	12,204	(12,204)	—	—	—
Other adjustments	—	—	(5,693)	—	303	(5,390)
Balances at December 31, 2010, as restated	$423	$1,017,402	$(1,246,347)	$(91,025)	$9,211	$(310,336)

Discontinued Operations

On July 2, 2012, we exited our consumer business through a sale of the assets of that business in two separate transactions. As described further in Note I to our Consolidated Financial Statements in Item 8 of this Form 10-K, the disposition of the consumer business qualified for presentation as discontinued operations. The accompanying financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation.

Restated Information

We have corrected the above described errors and amended or restated the following financial information in this Form 10-K as of and for the periods indicated, or collectively the Restated Periods, noted in the table below.

Type of Financial Information	Date or Period
Consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows	Year ended December 31, 2011
Selected financial data	Years ended and as of December 31, 2011, 2010 and 2009
Unaudited quarterly financial information	Quarters ended September 30, 2012, June 30, 2012 and March 31, 2012
Management's discussion and analysis of financial condition and results of operations	As of and for the year ended December 31, 2011

We believe that presenting all of the amended and restated information for the Restated Periods in this Form 10-K allows investors and others to review all pertinent data in a single presentation. In addition, our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013 include the restated 2012 comparable prior quarter and year-to-date periods. We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements or corrections of our financial statements. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K, in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013, or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

PART I

ITEM 1.	BUSINESS

OVERVIEW

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts. We have been honored over time for our technological innovation with 14 Emmy Awards, one Grammy Award, two Oscar statuettes and the first ever America Cinema Editors Technical Excellence Award.  Our solutions were used in all 2013 Oscar nominated films for Best Picture, Best Editing, Best Sound Editing, Best Original Score and Best Soundtrack.

RECENT EVENTS

Executive Management Changes

On February 11, 2013, we announced the appointment of Louis Hernandez, Jr. as our President and Chief Executive Officer. Mr. Hernandez has been a member of our Board of Directors since 2008. Most recently, Mr. Hernandez was Chairman of the Board and Chief Executive Officer of Open Solutions, Inc., a technology provider to financial institutions worldwide, which was acquired in January 2013 by Fiserv, Inc. Subsequently, on April 22, 2013, we announced that John W. Frederick had assumed the role of our Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Frederick had previously joined us as Chief of Staff on February 11, 2013, working on strategic projects as requested by our President and Chief Executive Officer. Prior to that, Mr. Frederick was Corporate Executive Vice President and Chief Financial Officer of Open Solutions, Inc. Also in 2013, we appointed Jeff Rosica, formerly head of Sales and Marketing at Grass Valley, as Senior Vice President of Worldwide Field Operations. For other recent developments affecting our business, please see the Executive Overview in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Restatement and Related Matters

As discussed above in the Explanatory Note and in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K, we have completed the accounting evaluation commenced in early 2013 and have restated our consolidated financial statements for the year ended December 31, 2011 and prior periods. As a result of this accounting evaluation and restatement and our subsequent failure to stay current in our SEC reporting obligations, our common stock was suspended from trading on NASDAQ on February 25, 2014 and subsequently delisted. We intend to seek relisting of our common stock on the NASDAQ Global Select Market in connection with becoming current with our SEC reporting obligations. In connection with our announcement of the accounting evaluation, we also became subject to litigation as discussed in Item 3 of Part I of this Form 10-K. We have also determined that we have material weaknesses in our internal control over financial reporting, as discussed in Item 9A of this Form 10-K.

Our revenues and operating results for the years ended December 31, 2013 and 2012 and our restated revenues and operating results for the year ended December 2011 have been affected by the deferral of revenues from customer transactions occurring prior to 2011. The amortization of the deferred revenues will affect our operating results through 2016, when the amortization of deferred revenues from transactions that occurred prior to 2011 is expected to be largely complete.

CORPORATE STRATEGY

Technology has enabled almost every aspect of how we live to become increasingly digitized, and acceleration of digitization is having a massive impact on the media industry and altering the industry value chain. At its simplest, the creative side of the value chain is fusing with the monetization (business) side. Organizations are under pressure to connect and automate the entire creation-to-consumption workflow. However, current technology solutions remain siloed, and roadmaps are disconnected from industry needs. Content creators no longer have the ability to dictate when, where, and how consumers enjoy media. Today’s consumers are empowered to create and consume content on-demand-anywhere, anytime. This consumerization has increased the cost and complexity of monetizing assets. The increase in costs has increased pressure to optimize monetization and has led to an increase in content customization, which in turn leads to demand for new platforms for distribution and consumption. Together, these factors have caused an intense competition for consumer share of wallet and viewership.

Organizations need innovative ways to solve increasing technical and monetization complexity in creation, protection, and distribution of media assets, and they need to rely on partners who have the strategic understanding and technological expertise to help navigate the challenges they are facing, and take advantage of the opportunity before them. We believe we are uniquely positioned as a proven and trusted leader to effectively help the media industry navigate through this period of unprecedented changes.

Avid Everywhere, introduced in April 2013, is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. In April 2014, we unveiled the details of and first product deliverables guided by Avid Everywhere. To deliver on this vision, we have developed and continue to advance the Avid MediaCentral Platform, a set of modular application suites that together represent an open, integrated, and flexible media production and distribution environment for the media industry. By fostering an open approach, the MediaCentral Platform is designed to provide a standardized foundation that connects media creators and distributors together, regardless of who makes the tools they use. We believe this fundamentally changes how media organizations and professionals operate, providing greater flexibility to choose solutions and customize and scale end-to-end workflows tailored to meet specific needs.

Building on the Avid Everywhere strategic vision, in 2014 we reorganized our existing hardware and software products and introduced new solutions in three suites, all built upon the MediaCentral Platform. With on-premises and cloud-enabled deployment options, as well as subscription, floating, and perpetual licensing, customers have more choice over how they use Avid solutions. These three suites encompass both audio and video products and solutions and are summarized below:

•
Artist Suite encompasses all of our products and tools used to create content, including digital audio workstations (DAW), music notation software, control surfaces, live sound systems, video editing solutions, and graphics creation systems.

•
Media Suite includes all of our tools and services used to manage, protect, distribute, and monetize media, including solutions for newsroom management, asset management, and multiplatform distribution. Over time, we plan to expand the Media Suite to include metadata tagging, protection and encryption, and analytics.

•	Storage Suite refers to all of our products and tools used to capture, store, and deliver media, including online storage, nearline storage, and ingest/playout servers.

Within the MediaCentral Platform, we are also developing public and private marketplaces to provide ways to sell and share assets outside of an organization. We are also developing the MediaCentral Platform application suites and marketplaces to help solve the needs of broadcast, professional video, and professional audio customers by offering an ecosystem that encompasses the digital media value chain-from media production, collaboration, and management, to distribution, monetization, and data and metadata analysis.

Through Avid Everywhere, we intend to enable broadcast and media customers to:

•	streamline disparate workflows using the MediaCentral Platform;

•	access media everywhere with powerful asset management solutions;

•	collaborate using cloud-enabled video production;

•	distribute content to a variety of web, mobile, and social channels; and

•	deploy and scale workgroups as needed using traditional perpetual, flexible subscription and floating licenses.

Through Avid Everywhere, we intend to enable post-production facilities and independent video editors to:

•	expand their productions using the MediaCentral Platform;

•	manage large amounts of media using advanced media management solutions;

•	leverage talent everywhere by collaborating via the cloud;

•	accelerate high-resolution editorial workflows; and

•	deploy and scale workgroups as needed using flexible subscription and floating licenses.

Through Avid Everywhere, we intend to enable artists, producers, engineers, sound designers, and remixers to:

•	collaborate via the cloud;

•	monetize their content through an interactive, online audio marketplace that facilitates connections, creation, and commerce;

•	manage, track, and document assets using an open, universal metadata schema; and

•	store and archive work locally or in the cloud.

CUSTOMER MARKETS

We provide digital media content-creation products and solutions to customers in the following markets:

•
Broadcast and Media.  This market consists of broadcast, government, sports and other organizations that acquire, create, process, and/or distribute audio and video content to a large audience for communication, entertainment, analysis, and/or forensic purposes. Customers in this industry rely on workflows that span content acquisition, creation, editing, distribution, sales and redistribution and utilize all content distribution platforms, including web, mobile, internet protocol television, cable, satellite, on-air and various other proprietary platforms. For this market, we offer a range of open products and solutions including hardware- and software-based video- and audio-editing tools, collaborative workflow and asset management solutions, and graphics-creation and automation tools, as well as scalable media storage options. Our domain expertise also allows us to provide customers in this market with a range of professional and consulting services. We sell into this market through our direct sales force and resellers.

•
Video and Audio Post and Professional.  This market is made up of individual artists and entities that create audio and video media as a paid service, but do not currently distribute media to end consumers on a large scale. This industry spans a wide-ranging target audience that includes: independent video editors, facilities and filmmakers that produce video media as a business but are not broadcasters; professional sound designers, editors and mixers and facilities that specialize in the creation of audio for picture; songwriters, musicians, producers, film composers and engineers who compose and record music professionally; technicians, engineers, rental companies and facilities that present, record and broadcast audio and video for live performances; and students and teachers in career technical education programs in high schools, colleges and universities, as well as in post-secondary vocational schools, that prepare students for professional media production careers in the digital workplace. For this market, we offer a range of products and solutions based on the Avid MediaCentral Platform, including hardware- and software-based creative production tools, scalable media storage options and collaborative workflows. Our domain expertise also allows us to provide customers in this market with a broad range of professional services. We sell into this market through storefront and on-line retailers, as well as through our direct sales force and resellers.

PRODUCTS AND SERVICES

Overview

Our software and hardware products and solutions, as well as our services offerings, address the diverse needs, skills and sophistication levels found within our customer markets.

In April 2014, we unveiled the details of and first product deliverables guided by Avid Everywhere, our strategic vision for the media and entertainment industry. This vision seeks to connect creative professionals and media organizations with their audiences in more powerful, efficient, collaborative, and profitable ways. As part of this introduction, we launched the new Avid

MediaCentral Platform, a set of modular application suites, and new private and public marketplaces that together will represent an open, integrated, and flexible media production and distribution environment in the industry.

The introduction of Avid Everywhere and the Avid MediaCentral Platform was the culmination of a series of significant product innovations delivered during 2013, all of which are components of the Avid Everywhere vision. Our 2013 product innovations include:

•	Avid Media Composer 7, a nonlinear-editing solution;

•	Pro Tools 11, a digital audio workstation;

•	Avid Interplay Production 3.0 for media production and asset management;

•	Avid Interplay Pulse for multi-platform distribution (rebranded to Media | Distribute in 2014);

•	ISIS 5500 and 7500 shared storage systems;

•	Avid S6, a state-of-the-art modular control surface for sound recording, editing and mixing; and

•	Avid S3L, a portable and compact live sound system.

During 2012, as a result of a strategic review of our business and the markets we serve, we announced a series of actions to focus on our broadcast and creative professional customers, and drive improved operating performance. These actions included (i) the divestiture of our consumer-focused product lines in July 2012, which had addressed the creative enthusiast market; (ii) a rationalization of our business operations; (iii) and a reduction in force. We remain firmly committed to the professional markets and the products and services that support our broadcast and professional audio and video customers. The strategic actions described above have enabled us to focus on our core business as a provider of video and audio content creation, distribution and monetization solutions for these professional markets.

We believe that the divestiture of our consumer-focused product lines generated several significant advantages. First, it allowed us to focus our resources on the professional markets where our domain expertise, track-record of innovation and brand offer the greatest opportunity for success. Second, by aligning the business to focus on the broadcast and media market and professionals and post market, where we anticipated the strongest market growth, we reduced operational complexity and improved efficiency. Finally, divesting the consumer-focused businesses allowed us to improve our cost structure by moving away from cost-sensitive consumer products and offerings in lower-growth, lower-margin markets.

The following table presents our net revenues from continuing operations, which includes the amortization of deferred revenues but excludes the revenues from our consumer business divested in 2012, for the periods indicated (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Video products and solutions net revenues	$243,173	$276,909	$298,633
Audio products and solutions net revenues	152,358	201,921	362,087
Products and solutions net revenues	395,531	478,830	660,720
Services net revenues	167,881	156,873	106,165
Total net revenues	$563,412	$635,703	$766,885

The following table presents our revenues from continuing operations, which includes the amortization of deferred revenues but excludes the revenues from our consumer business divested in 2012, by type as a percentage of total net revenues from continuing operations for the periods indicated:

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Video products and solutions net revenues	43%	44%	39%
Audio products and solutions net revenues	27%	32%	47%
Total products and solutions net revenues	70%	75%	86%
Services net revenues	30%	25%	14%
Total net revenues	100%	100%	100%

Based on our evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, we have determined that in 2013, 2012 and 2011 (Restated), we operated as a single reporting segment. See Note Q to our Consolidated Financial Statements in Item 8 of this Form 10-K for further segment information as well as additional information about the sources of our revenues

Video Products and Solutions

Professional Video Creative Tools

We offer a range of software and hardware video-editing tools for the professional. Our award-winning Media Composer product line is used to edit television programs, commercials and films, while our NewsCutter and iNews Instinct editors are designed for the fast-paced world of news production. Avid Symphony Nitris DX is used during the “online” or “finishing” stage of post-production, during which the final program is assembled in high resolution with finished graphics, visual effects, color grading and audio tracks. In April 2013, we released Media Composer version 7 and NewsCutter version 11, featuring accelerated and simplified file-based workflows including optimized HD delivery from high-resolution source material and automated media operations. These new versions are designed to extend the production capabilities of these solutions and demonstrate our continuing commitment to provide tools that allow for improved creativity and productivity of the professional editor. Introduced in 2012, our Interplay Sphere solution (rebranded in 2014 as Media Composer | Cloud) provides real-time access, enabling broadcast news professionals to acquire, access, edit and finish stories anytime, from anywhere.  Leveraging a cloud-based architecture, this solution gives contributors the ability to craft stories where they are happening and speed them to air while maintaining connectivity with the newsroom operation. Avid Motion Graphics is our complete hardware/software graphics solution to create 2D/3D on-air graphics.

Revenues from our professional video creative tools accounted for approximately 11%, 13% and 16% of our net revenues from continuing operations for 2013, 2012 and 2011 (Restated), respectively.

Video Storage and Server Solutions

Our Avid ISIS shared storage systems are real-time, open solutions that bring the power of shared storage to local, regional, national and multinational broadcasters and post-production facilities at competitive prices. Customers can improve allocation of creative resources and support changing project needs with an open shared storage platform that includes the ISIS file system technology on lower cost hardware, support for third-party applications and streamlined administration to create more content more affordably. In September 2013, we introduced ISIS 5500, designed to help small- to mid-sized media organizations more efficiently deliver higher quality content by streamlining and accelerating editorial workflows. In April 2014, we introduced ISIS 2500 as a new cost-effective near-line storage solution that allows customers to extend their library of accessible media assets. Our on-air solutions include AirSpeed 5000, which enables broadcasters to automate the control of ingest devices and the process of playing television programming to air. Introduced in 2012 and upgraded in June 2013, the AirSpeed 5000 video server works with a wide range of applications to improve workflow and provide cost-efficient play to air capability for broadcasters of any size.

Revenues from video storage and server solutions accounted for approximately 25%, 26% and 22% of our net revenues from continuing operations in 2013, 2012 and 2011 (Restated), respectively.

Media Management Solutions

Our MediaCentral | UX (formerly Interplay Central) web- and mobile-based apps extend the capability of our Interplay asset management solutions by providing real-time access to media assets for the on-the-go media professional. Interplay Media Asset Manager, or MAM, allows users to focus on creating content by giving them the tools to connect their media operations and workflows, control movement of media between Interplay MAM and storage systems, configure metadata, and leverage a service-oriented architecture structure to integrate in-house and third-party applications. Interplay Production Asset Management, or PAM, enhances production team collaboration by coordinating the collaborative editing workflow of team members at each site, many of whom may be working on the same projects at the same time. Interplay PAM also manages the detailed composition of a project and provides the ability to track media, production file formats and a project’s history.  Interplay solutions are delivered and supported by our customer success and professional services teams.

Revenues from media management solutions accounted for approximately 8%, 9% and 6% of our net revenues from continuing operations in 2013, 2012 and 2011 (Restated), respectively.

Consumer Video-Editing Software

During the third quarter of 2012, we divested our consumer video-editing product lines, including the former Avid Studio and Pinnacle Studio product lines. Revenue attributable to the divested consumer video-editing product lines is reflected in discontinued operations for all periods presented.

Audio Products and Solutions

Digital Audio Software and Workstation Solutions

Our Pro Tools digital audio software and workstation solutions facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. In April 2013, we released Pro Tools version 11 featuring a fully redesigned audio engine and 64-bit architecture. The Pro Tools platform supports a wide variety of internally developed and third-party software plug-ins and integrated hardware. Pro Tools solutions are offered at a range of price points and are used by professionals and aspiring professionals in music, film, television, radio, game, Internet and other media production environments.

Our Pro Tools HD family of digital audio workstations, designed to provide high performance, low latency, and great sound quality, provides music production professionals with two powerful solutions, the Pro Tools | HD Native system and the Pro Tools | HDX system. Our Pro Tools | HDX workstation represents a new generation of Pro Tools HD solutions by providing more power, higher audio quality, and easier ways to record, edit and mix demanding audio productions. The most recent addition to our Pro Tools | HD workstation family, the Pro Tools | HD Native Thunderbolt, uses a high-speed Thunderbolt interface to connect to a laptop or desktop computer to eliminate monitor latency while recording.

Our audio recording interfaces, including our Mbox, Fast Track and Eleven Rack products, are designed to deliver high audio quality plus hands-on controls giving musicians the tools to produce quality recordings in less time. Each interface is available as a bundle with Pro Tools software, Pro Tools Express, or standalone for use with other popular audio software.

Revenues from digital audio software and workstation solutions accounted for approximately 17%, 22% and 29% of our net revenues from continuing operations in 2013, 2012 and 2011 (Restated), respectively.

Control Surfaces, Consoles and Live-Sound Systems

We offer a range of complementary control surfaces and consoles, leveraging the open industry standard protocol EUCON (Extended User Control) to provide open solutions that meet the needs of customers ranging from the independent professional to the high-end broadcaster. Our System 5 digital audio console is a large-format, scalable console with power on demand to mix large feature films or album projects. The addition of our EUCON Hybrid option extends the control capabilities of a System 5 console, enabling the user to bring audio tracks from multiple digital audio workstations onto the console surface for mixing. In September 2013, we introduced our System 6 family of control surfaces for sound recording, mixing and editing, which was designed as a state-of-the-art modular solution that scales to meet both current and future customer requirements. Our Artist Series control surfaces offer integrated, hands-on control for price-sensitive applications. Compact and portable, all control surfaces in the Artist line feature EUCON, allowing hands-on control of the user’s applications.

Our ICON (Integrated Console) system features the D-Control and D-Command mixing surfaces, our high-end, expandable hardware control surfaces for tactile control of Pro Tools software and hardware. Our ICON systems can be customized to provide a solution for all sizes of studios, providing from 16 to 80 channels of simultaneous control. An ICON system, integrated with a Pro Tools | HD workstation and input-output and pre-amplification peripherals, provides an end-to-end solution for audio professionals.

Our VENUE product family includes console systems for mixing audio for live sound reinforcement for concerts, theater performances and other public address events. We offer a range of VENUE systems designed for large performance settings, such as stadium concerts, as well as medium-sized theaters and houses of worship. VENUE systems allow the direct integration of Pro Tools solutions to create and playback live recordings. In January 2012, we extended the VENUE family with the release of the VENUE SC48 Remote System. The VENUE SC48 Remote System features the VENUE SC48 digital console paired with the

VENUE Stage 48 remote box, enabling the user to place input/output devices away from the console and closer to the sources, eliminating cable clutter.

Building on the technology that is core to the ICON and System 5 product families, in September 2013 we announced a new addition to our family of control surfaces for sound recording, mixing and editing, Avid S6. Avid S6 is designed for audio professionals in demanding production environments, delivering the performance needed to complete projects faster while producing high quality mixes. Because Avid S6 features a modular design, it provides mixing professionals with a scalable solution that has flexibility in the number and placement of faders, knobs, and other controls on its surface.

In May of 2013, we introduced Avid S3L, which delivers the sound quality, performance, and features of Avid live systems in a modular, networked design. The open and flexible system is comprised of a high-performance HDX-powered mix engine running VENUE software and AAX DSP plug-ins, scalable remote I/O, a compact EUCON-enabled control surface, and Pro Tools software for integrated live sound mixing and recording. The streamlined networked design simplifies system set-up and configuration with drag-and-drop functionality, while direct Pro Tools recording and mixing capabilities open opportunities for live album releases. The compact S3L System can be taken on tour or installed in clubs, theaters, houses of worship, or other performance venues to meet a broad range of demands.

Revenues from control surfaces and live systems accounted for approximately 9%, 11% and 12% of our net revenues from continuing operations in 2013, 2012 and 2011 (Restated), respectively.

Notation Software

Our Sibelius-branded software allows users to create, edit and publish musical scores. Sibelius software is used by composers, arrangers and other music professionals. Student versions are also available to assist in the teaching of music composition and score writing. The newest version of our musical notation software, Sibelius 7, features a task-oriented user interface and native 64-bit performance. We also offer Avid Scorch, an application for the Apple iPad mobile device that turns an iPad into an interactive score library with access to sheet music through an in-app store with more than 150,000 premium titles.

Consumer Audio Products

During the third quarter of 2012, we divested our consumer audio product lines, including our desktop and studio monitors and MIDI keyboard/controller product lines. Revenue attributable to the divested consumer audio product lines is reflected in discontinued operations for all periods presented.

Professional Services and Customer Success

Our Professional Services team delivers workflow design and consulting; program and project management; system installation and commissioning; and role-based product level training. The Professional Services team facilitates the engagement with our customers to maximize their investment in technology; increase their operational efficiency; and enable them to reduce deployment risk and implement our solutions.

Our Customer Success team provides customers with a partner committed to giving them help and support when they need it.  We offer a variety of services contracts and support plans, allowing each customer to select the level of technical and operational support that they need to maintain their operational effectiveness. Our global Customer Success team of more than 300 in-house and third-party industry professionals offers a blend of technology expertise and real-world experience from throughout the audio, visual, and entertainment industries.  The team’s mission is to provide timely, informed responses to our customers’ issues and proactive maintenance for our solutions to help our customers maintain high standards of operational effectiveness.

COMPETITION

Our customer markets are highly competitive and subject to rapid change and declining average selling prices. The competitive landscape is fragmented with a large number of companies providing various types of products and services in different markets and geographic areas. We provide integrated solutions that compete based on total value workflow, features, quality, service and price. Companies with which we compete in some contexts may also act as our partners in other contexts, such as large enterprise customer environments.

Companies that compete with us across certain of our products and solutions are listed below by the market in which they compete:

•	Broadcast and Media: The Associated Press Inc., Belden Inc., Bitcentral Inc., Dalet S.A., EVS Corporation, Harmonic Inc., Imagine Communications Corp, Ross Video Limited and Vizrt Ltd., among others.

•
Audio and Video Post and Professional:  Ableton AG, Autodesk Inc., Blackmagic Design Pty Ltd, Harman International Industries Inc., Steinberg Media Technologies GmbH, Universal Audio Inc. and Yamaha Corporation, among others.

In addition, we compete across both previously mentioned markets with companies such as Adobe Systems Incorporated, Apple Inc., Editshare LLC, Quantel Limited and Sony Corporation.

Some of our principal competitors are substantially larger than we are and have greater financial, technical, marketing and other resources than we have. For a discussion of these and other risks associated with our competitors, see Item 1A, “Risk Factors.”

OPERATIONS

Sales and Services Channels

We market and sell our products and solutions through a combination of direct and indirect sales channels. Our direct sales channel consists of internal sales representatives serving select customers and markets, as well as our e-commerce sales programs. Our indirect sales channels include global networks of independent distributors, value-added resellers, dealers and retailers.

We have significant international operations with offices in 21 countries. Sales to customers outside the United States accounted for 61%, 61% and 59%, respectively, of our net revenues from continuing operations in 2013, 2012 and 2011 (Restated). Additional information about the geographic breakdown of our revenues and long-lived assets can be found in Note Q to our Consolidated Financial Statements in Item 8 of this Form 10-K. For additional information about risks associated with our international operations, see Item 1A, “Risk Factors” in Item 1A of this Form 10-K.

We generally ship our products shortly after the receipt of an order. However, a high percentage of our revenues has historically been generated in the third month of each fiscal quarter and concentrated in the latter part of that month. Orders that may exist at the end of a quarter and have not been shipped are not recognized as revenues and are included in revenue backlog.

Certain orders included in revenue backlog may be reduced, canceled or deferred by our customers. The timing of the recognition of revenue backlog is based on current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers or (iv) changes in accounting standards or policies. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Additional information on our revenue backlog can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

We provide customer service and support directly through regional in-house and contracted support centers and major-market field service representatives and indirectly through dealers, value-added resellers and authorized third-party service providers. Depending on the solution, customers may choose from a variety of support offerings, including telephone and online technical support, on-site assistance, hardware replacement and extended warranty, and software upgrades. In addition to support services, we offer a broad array of professional services, including installation, integration, planning and consulting services, and customer training.

In September 2013, we announced the creation of the Avid Customer Association, or ACA, an initiative designed to provide strategic leadership to the media industry, collaborate with industry leaders and visionaries, and deepen relationships between us and our customers. The multifaceted program engages our network of broadcast, creative, and media customers to address issues facing the media industry today. The inaugural event of the ACA was held in April 2014 ahead of the 2014 National Association of Broadcasters conference. With over 1,000 broadcast, pro video, and pro audio leaders, technology and creative professionals, and industry influencers in attendance from 43 countries, we view the launch of the Avid Customer Association as the start of a new era of strategic leadership of the media industry.

Manufacturing and Suppliers

Our internal manufacturing operations consist primarily of the testing of subassemblies and components purchased from third parties, the duplication of software, and the configuration, final assembly and testing of board sets, software, related hardware components and complete systems. In addition to our internal manufacturing operations, we rely on a network of contractors around the globe to manufacture many of our products, components and subassemblies. Our products undergo testing and quality assurance at the final assembly stage. We depend on sole-source suppliers for certain key hardware product components and finished goods, including some critical items. Although we have procedures in place to mitigate the risks associated with our sole-sourced suppliers, we cannot be certain that we will be able to obtain sole-sourced components or finished goods from alternative suppliers or that we will be able to do so on commercially reasonable terms without a material impact on our results of operations or financial position. For the risks associated with our use of contractors and sole-source vendors, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated manufacturing facilities, primarily for final assembly and testing of certain products, are located in: Dublin, Ireland and Mountain View, California. Our Dublin facility is ISO 14001, Environmental Management System, certified.

We and our contract manufacturers manufacture our products at a relatively limited number of different facilities located throughout the world, and, in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Because some of our manufacturing or our contract manufacturer’s operations are located outside of the United States, including in Ireland, China and Thailand, those manufacturing operations are also subject to additional challenges and risks associated with international operations.  For these and other risks associated with our manufacturing operations, see “Risk Factors” in Item 1A of this Form 10-K.

Research and Development

We are committed to delivering best-in-class digital media content-creation solutions that are designed for the unique needs, skills and sophistication levels of our target customer markets. Having helped establish the digital media technology industry, we are building on a 25+-year heritage of innovation and leadership in developing content-creation solutions. We have research and development, or R&D, operations around the globe. Our R&D efforts are focused on the development of digital media content-creation, distribution, and monetization tools that operate primarily on the Mac and Windows platforms. Our R&D efforts also include networking and storage initiatives intended to deliver standards-based media transfer and media asset management tools, as well as stand-alone and network-attached media storage systems for workgroups. In addition to our internal R&D efforts, we outsource a significant portion of certain R&D projects to internationally based partners in Kiev, Ukraine and Thailand. Our R&D expenditures for 2013, 2012 and 2011 (Restated) were $95.2 million, $98.9 million and $111.1 million, respectively, which represented approximately 17%, 16% and 14%, respectively, of our net revenues from continuing operations. For the risks associated with our use of partners for R&D projects, see “Risk Factors” in Item 1A of this Form 10-K.

Our company-operated R&D operations are located in: Burlington, Massachusetts; Daly City, California; Mountain View, California; Munich, Germany; Kaiserslautern, Germany; and Montreal, Canada. We also partner with a vendor in Ukraine for outsourced R&D services and a vendor in Thailand for hardware R&D services.

Intellectual Property

We regard our software and hardware as proprietary and protect our proprietary interests under the laws of patents, copyrights, trademarks and trade secrets, as well as through contractual provisions.

We have obtained patents and have registered copyrights, trademarks and service marks in the United States and in many foreign countries. At December 31, 2013, we held 177 U.S. patents, with expiration dates through 2032, and had 37 patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including Avid, Avid Everywhere, Media Composer, Pro Tools and Sibelius. As a technology company, we regard our patents, copyrights, trademarks, service marks and trade secrets as being among our most valuable assets, together with the innovative skills, technical competence and marketing abilities of our personnel.

Our software is licensed to end users pursuant to shrink-wrap, embedded, click-through or signed paper license agreements. Our products generally contain features to guard against unauthorized use. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for us, as it is for the software industry in general. This problem is particularly acute in some of the international markets in which we operate. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the claims, or the scope of the claims, sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in countries in which we do business or may do business in the future. For these and other risks associated with the protection of our intellectual property, see “Risk Factors” in Item 1A of this Form 10-K.

HISTORY AND EMPLOYEES

Avid was incorporated in Delaware in 1987. We are headquartered in Burlington, Massachusetts, with operations in North America, South America, Europe, Asia and Australia. At December 31, 2013, our worldwide workforce consisted of 1,478 employees and 380 external contractors, and at June 30, 2014 our workforce consisted of 1,409 employees and 414 external contractors.

AVAILABLE INFORMATION

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

You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Form 10-K before making an investment decision regarding our common stock. If any of the following risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks related to our restatement, accounting review, internal controls and delisting

We have identified control deficiencies that individually and when aggregated represent material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2013. If we fail to properly remediate these or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and our reputation could be harmed, which could negatively impact our stock price and damage our business.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to material weaknesses in our internal control over financial reporting. In the second quarter of 2013, we determined that we needed to restate revenue for millions of customer transactions for interim and annual periods ended during the periods from January 1, 2005 to September 30, 2012 (the Restatement Periods) to correct errors in our historically issued financial statements. In addition, certain other adjustments arose in the Restatement Periods that were deemed material and were adjusted in the restated financial statements for the Restatement Periods. The errors in the misapplication of GAAP over revenue recognition and the other errors identified resulted from several control deficiencies that were in existence during the Restatement Periods and at December 31, 2013, as described in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K.
While we initiated meaningful remediation efforts in 2013 to address the identified weaknesses, due to the significant attention and efforts devoted to the revenue restatement project, we were not able to fully implement new control procedures as of December 31, 2013 and we cannot assure you that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2014. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and also to continue to improve our operational, information technology, financial systems, and infrastructure, procedures and controls, as well as to continue to expand, train, retain, and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
If we fail to successfully remediate our material weaknesses and implement appropriate controls, we may not be able to prevent or detect a material misstatement in our financial statements on a timely basis or at all. Such misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price or litigation. Furthermore, our reputation could be harmed and our customers’ and partners’ confidence in us may be impaired, all of which could damage our business. For a discussion of the material weaknesses, please see Part II, Item 9A, “Controls and Procedures,” of this Form 10-K.

The extraordinary processes underlying the preparation of the financial statements contained in this report may not have been adequate and our financial statements remain subject to the risk of future restatement.

The completion of our audits for the years ended December 31, 2012, and 2013, the restatement of our financial statements for the years ended December 31, 2011, and the accounting review undertaken in connection therewith, involved many months of review and analysis, including an evaluation of more than 700 software updates and the proper application of generally accepted accounting principles, or GAAP, and other accounting rules and pronouncements. Given the complexity and scope of these exercises, and notwithstanding the very extensive time, effort, and expense that went into them, we cannot assure you that these extraordinary processes were adequate or that additional accounting errors will not come to light in the future in these or other areas.

If additional accounting errors come to light in areas reviewed as part of the extraordinary processes described above, future review or otherwise, or if ongoing interpretations of applicable accounting rules and pronouncements result in unanticipated changes in our accounting practices or financial reporting, we may be required to restate our financial statements, which could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information. These consequences could, in turn, lead to a decline in our stock price, litigation, harm to our reputation, and a loss of confidence in us by our customers and partners, all of which could damage our business.

We cannot assure you that our regular financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.

As discussed in the preceding risk factor, the processes underlying the preparation of the financial statements contained in this report were extraordinary. While we expect to continue to rely on these extraordinary processes to prepare our quarterly and annual financial statements during the year ending December 31, 2014, we expect that we will also increasingly rely on our regular financial statement preparation and reporting processes. While we have significantly changed and enhanced these regular processes (as described elsewhere in this report), as of the filing date of this report, previously identified material weaknesses in our internal control over financial reporting have not have been fully remediated and we continue to:

•	make changes to our finance organization;

•	adopt new accounting and reporting processes and procedures;

•	enhance our revenue recognition and other existing accounting policies and procedures;

•	introduce new or enhanced accounting systems and processes; and

•	improve our internal control over financial reporting.

Many of these changes and enhancements to our regular processes are ongoing as of the filing date of this report and we continue to assimilate the complex and pervasive changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this report, or that we will be able to stay current with our reporting obligations in the future.

We have been named in class action lawsuits related to the circumstances that gave rise to our extended filing delay and restatement, and such delays and restatement continue to create the risk of further litigation against us, which could be expensive and could damage our business.

We and certain of our former executive officers have been named in class action lawsuits relating to our restatement. The pending litigation, and any future litigation or action that may be filed against us, our current or former directors or officers may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter.

We are the subject of SEC and Department of Justice inquiries relating to the accounting issues giving rise to our restatement. These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation.

We are the subject of SEC and U.S. Attorney’s Office for the District of Massachusetts or, DOJ, inquiries relating to the accounting matters giving rise to the restatement. We have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC and the DOJ regarding this matter. We have no assurance that one or both will not further pursue the matter.

We cannot predict the outcome of any of the foregoing unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties, or other remedies, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, if any, such an action or proceeding may be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees, who may not be covered by insurance.

We may not have sufficient insurance to cover our liability in any current or future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.

We face a variety of litigation-related liability risks, including liability for indemnification of (and advancement of expenses to) current and former directors, officers, and employees under certain circumstances, pursuant to our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law.

Our directors and officers were included in a director and officer liability insurance policy, which covers all our directors and officers. Our insurance coverage under our policies may not be adequate to cover any indemnification or other claims against us. In addition, the underwriters of our present coverage may seek to avoid coverage in certain circumstances based upon the terms of the respective policies, in which case we would have to self-fund any indemnification amounts owed to our directors and officers and bear any other uninsured liabilities.

If we do not have sufficient directors and officers insurance coverage under our present or historical insurance policies, or if our insurance underwriters are successful in avoiding coverage, our results of operations and financial condition could be materially adversely affected.

The delay in completing our financial statements, and any future failure to timely file required periodic reports with the SEC, may adversely affect our ability to raise, and the cost of raising, future capital.

Prior to the filing of this Form 10-K and the quarterly reports for fiscal year 2013 and the first and second quarters of 2014, our financial reporting is delinquent. We are therefore unable to register securities for sale by us or for resale by other security holders, which adversely affects our ability to raise capital. We will be unable to register securities for sale by us or for resale by other security holders during any period when we are delinquent in our filing obligations. In addition, after we become current in our reporting obligations, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the      Exchange Act for at least 12 calendar months. During such time, we would need to use Form S-1 to register securities with the SEC (whether for capital raising transactions by us or to permit the resale of our securities by security holders), or issue such securities in private placements. Either of these alternatives entails greater costs, and may require more time to effect, than registering shares on Form S-3. As a result, our ability to raise capital, and the cost of raising future capital, could be adversely affected.

We cannot assure you that our common stock will be re-listed, or that once re-listed, it will remain listed.

As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 25, 2014 and formally de-listed effective May 2, 2014. Following the filing of our delayed periodic reports, we intend to apply to re-list our common stock with NASDAQ; however, there can be no assurance that we will be able to re-list our common stock in an expeditious manner or at all. Even if our common stock is re-listed, unless we are able to timely comply with our SEC reporting obligations in the future, our common stock may again be de-listed. If we cannot re-list our common stock or if it is de-listed again in the future, the price of our common stock will likely be adversely affected and there may be a decrease in the liquidity of our common stock.

Risks Related to Our Business and Industry

If we are unable to successfully execute on our business transformation, our business, financial condition, and results of operations could be adversely affected.

Following our management change in early 2013, we started a significant business transformation process with the goal of achieving long-term growth. As part of this process, we adopted a number of key strategic initiatives to drive revenue growth, improve our long-term profitability, effect a cultural transformation at our company and redefine and develop our products and services, including the introduction of Avid Everywhere. The implementation of some of these initiatives may require additional capital that we may not have access to on reasonable terms or at all. Moreover, the pace and scope of this transformation increases the risk that not all of our strategic initiatives will deliver the expected benefits within the anticipated time frames, or at all. If we are unable successfully to execute on our transformation, our business, financial condition, and results of operations could be adversely affected.

We operate in highly competitive market, and our competitors may be able to draw upon a greater depth and breadth of resources than those that are available to us.

We operate in highly competitive markets characterized by pressure to innovate, expand feature sets and functionality, accelerate new product releases and reduce prices. Markets for certain of our products also have limited barriers to entry. There is an additional risk of consolidation among our competitors, which could result in fewer, more effective competitors. Customers consider many factors when evaluating our products relative to those of our competitors, including innovation, ease of use, price, feature sets, functionality, reliability, performance, reputation, and training and support, and we may not compare favorably against our competitors in all respects. Our restatement process may have had a negative impact on our reputation among our customers. Some of our current and potential competitors have longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, distribution and support resources than we do. As a result, they may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, devote more resources to the development, marketing and sale of their products, successfully expand into emerging and other international markets, or price their products more aggressively than we can.

If our competitors are more successful than we are in developing products or in attracting and retaining customers, our financial condition and operating results could be adversely affected.

The rapid evolution of the media industry is changing our customers’ needs, businesses and revenue models, and if we cannot anticipate or adapt quickly, our business will be harmed.

The media industry has rapidly and dramatically transformed over the past few years and is continuing to do so as free content, minimal entry costs for creation and distribution, and the expansion of mobile devices have become prevalent. As a result, our traditional customers’ needs, businesses and revenue models are changing, often in ways that deviate from our core strengths and traditional bases. If we cannot anticipate these changes or adapt to them quickly, our business will be harmed. For example, our customers have to address the increasing digitization of the media industry, which requires the creation of a more seamless value chain between content creation and monetization. Furthermore, because of the consumerization of the media industry, there is more pressure to create media that can be repurposed in a variety of ways in an efficient manner. As a result of these industry changes, traditional advertising channels are also facing competition from web and mobile platforms and diminished revenues from traditional advertising will cause some customers’ budgets for the purchase of our solutions to decline; this may be particularly true among local television stations, which in the past have been an important customer industry for us. Additionally, our customers may also seek to pool or share facilities and resources with others in their industry and engage with providers of software as a service.

While we continually assess new products and solutions for our customers and are in the process of developing our Avid Everywhere strategy and platform designed to address changes in the industry by offering an open platform that will enable people to connect, collaborate, store, manage, distribute, share and monetize media assets, the changes in the industry may reduce demand for some of our existing products and services. Our competitive landscape continues to evolve as the media industry rapidly evolves. New or non-traditional competitors may arise or adapt in response to this evolution of the media industry, which could create downward price pressure on our products and solutions and reduce our market share and revenue opportunities.

Our success depends in significant part on our ability to provide innovative products and solutions in response to dynamic and rapidly evolving market demand.

To succeed in our market, we must deliver innovative products and solutions. Innovation requires both that we accurately predict future market trends and customer expectations and that we quickly adapt our development efforts in response. We also have the challenge of protecting our product roadmap and new product initiatives from leaks to competitors that might reduce or eliminate any innovative edge that we seek to gain. Predicting market trends is difficult, as our market is dynamic and rapidly evolving. Additionally, given the complex, sophisticated nature of our solutions and our typically lengthy product development cycles, we may not be able to rapidly change our product direction or strategic course. If we are unable to accurately predict market trends or adapt to evolving market conditions, our ability to capture customer demand will suffer and our market reputation and financial performance will be negatively affected. Even to the extent we make accurate predictions and possess the requisite flexibility to adapt, we may be able to pursue only a handful of possible innovations as a result of limited resources. Our success, therefore, further depends on our ability to identify and focus on the most promising innovations.

When we do introduce new products, our success depends on our ability to manage a number of risks associated with new products including but not limited to timely and successful product launch, market acceptance, and the availability of products in appropriate locations, quantities and costs to meet demand. For example, we have focused a significant part of our development efforts on developing our Avid Everywhere Platform, discussed in the preceding risk factor. There can be no assurance that these efforts will be successful in the near future, or at all, or that our competitors will not take significant market share in similar efforts. If we fail to develop new products and to manage new product introductions and transitions properly, our financial condition and operating results could be harmed.

Our international operations expose us to legal, regulatory and other risks that we may not face in the United States.

We derive more than half of our revenues from customers outside of the United States, and we rely on foreign contractors for the supply and manufacture of many of our products. We also conduct significant research and development activities overseas, including through third-party development vendors. For example, a significant part of our research and development is outsourced to contractors operating in Kiev, Ukraine and Thailand. Our international operations are subject to a variety of risks that we may not face in the United States, including:

•
the financial and administrative burdens associated with compliance with a myriad of environmental, tax and export laws, as well as other business regulations in foreign jurisdictions, including high compliance costs, inconsistencies among jurisdictions, and a lack of administrative or judicial interpretative guidance;

•	reduced or varied protection for intellectual property rights in some countries;

•	regional economic downturns;

•	economic, social and political instability abroad and international security concerns in general;

•	fluctuations in foreign currency exchange rates;

•	longer collection cycles for accounts receivable payment cycles and difficulties in enforcing contracts;

•	difficulties in managing and staffing international implementations and operations, and executing our business strategy internationally;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	compliance with the applicable laws and regulations, including, for example, the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, particularly in emerging market countries;

•	difficulties in maintaining effective internal controls over financial reporting and disclosure controls;

•	costs and delays associated with developing products in multiple languages; and

•	foreign exchange controls that may prevent or limit our ability to repatriate income earned in foreign markets.

Our overall success in international markets depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing, implementing or maintaining policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully, including developing appropriate contingency plans for our outsourced research and development work, could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, operating results and financial condition.

We have a significant relationship with a development vendor operating in Kiev, Ukraine and manufacturing vendors operating in China and Thailand, and changes to those relationships may result in delays or disruptions that could harm our business.

We rely on an offshore software development vendor for developing and servicing our products primarily from its offices in Kiev, Ukraine and manufacturing vendors for manufacturing certain of our products and developing hardware primarily in China and Thailand. If one of those vendors were, for any reason, to cease or experience significant disruptions in its operations, among others as a result of political unrest, we might be unable to replace it on a timely basis with a comparably priced provider. We would also have to expend time and resources to train any new development or manufacturing vendor. If any of the vendors were to suffer an interruption in its business, or experience delays, disruptions or quality control problems in development or manufacturing operations, or if we had to change development or manufacturing vendors, our ability to provide services to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-corruption laws.

The FCPA, and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the DOJ and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where local customs and practices may not foster strict compliance with anti-corruption laws. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

Our engagement of contractors for product development and manufacturing may reduce our control over those activities, provide uncertain cost savings and expose our proprietary assets to greater risk of misappropriation.

We outsource a portion of our software development and our hardware design and manufacturing to contractors, both domestic and offshore. These relationships provide us with more flexible resource capabilities, access to global talent and cost savings, but also expose us to risks that may not exist or may be less pronounced with respect to our internal operations. We are able to exercise only limited oversight of our contractors, including with respect to their engineering and manufacturing processes, resource allocations, delivery schedules, security procedures and quality control. Language, cultural and time zone differences complicate effective management of contractors that are located abroad. Additionally, competition for talent in certain locations may lead to high turnover rates that disrupt development or manufacturing continuity. The manufacturers we use also manufacture products for other companies, including our competitors. Our contractors could choose to prioritize capacity for other users, increase the prices they charge us or reduce or eliminate deliveries to us, which could have a material adverse effect on our business. Moreover, if any of our third-party manufacturing suppliers suffer any damage to facilities, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or are unable to secure necessary raw materials from their suppliers, or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions. Pricing terms offered by contractors may be highly variable over time reflecting, among other things, order volume, local inflation and exchange rates. For example, during the past few years, including in 2013, most of our outsourced manufacturers have been in China, where the cost of manufacturing has been increasing and labor unrest and turn-over rates at manufacturers have been on the rise. Some of our contractor relationships are based on contract, while others operate on a purchase order basis, where we do not have the benefit of written protections with respect to pricing or other critical terms.

Many of our contractors require access to our intellectual property and our confidential and proprietary information to perform their services. Protection of these assets in relevant offshore locations may be less robust than in the United States. We must rely on policies and procedures we have instituted with our contractors and certain confidentiality and contractual provisions in our written agreements, to the extent they exist, for protection. These safeguards may be inadequate to prevent breaches. If a breach were to occur, available legal or other remedies may be limited or otherwise insufficient to compensate us for any resulting damages.

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

Our success depends in part on our ability to hire and retain competent and skilled management and technical, sales and other personnel.

We are highly dependent upon the continued service and performance of our management team and key technical, sales and other personnel and our success will depend in part upon our ability to retain these employees in a competitive job market. If we fail to appropriately match the skill sets of our employees to our needs we may incur increased costs or experience challenges with execution of our strategic plan. We rely on cash bonuses and equity awards as significant compensation and retention tools for key personnel. In addition to compensation, we seek to foster an innovative work culture to retain employees. We also rely on the attractiveness of developing technology for the film, television and music industries as a means of retention. However, we also face challenges in attracting and retaining key personnel as a result of the workload and stress associated with our business transformation efforts, the restatement, management change, and employee turnover.

Our competitors may in some instances be able to offer a more established or more dynamic work environment, higher compensation or more opportunities to work with cutting-edge technology than we can. If we are unable to retain our key personnel or appropriately match skill sets with our needs, we would be required to expend significant time and financial resources to identify and hire new qualified personnel and to transfer significant internal historical knowledge, which might significantly delay or prevent the achievement of our business objectives.

Changes in our leadership team and the ongoing transition within our Company could have a material adverse impact on our business, operating results or financial condition.

During 2013, we experienced changes in our leadership team and have taken and continue to take actions to transform our company strategically, operationally and culturally through a series of overarching initiatives all intended to drive improved operating performance both in the U.S and internationally. The uncertainty inherent in such a transition may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase turnover of other key officers and employees. This could have a material adverse impact on our business, operating results or financial condition.

We depend on the availability and proper functioning of certain third-party technology that we incorporate into or bundle with our products. Third-party technology may include defects or errors that could adversely affect the performance of our products. If third-party technology becomes unavailable, we may need to expend considerable resources integrating alternative third-party technology or developing our own substitute technology.

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

With respect to many of our products, particularly our audio products, we must procure component parts and build finished inventory far in advance of product shipments. Certain of these products may have unpredictable life cycles and encounter rapid technological obsolescence as a result of dynamic market conditions. We procure product components and build inventory based upon our forecasts of product life cycle and customer demand. If we are unable to accurately forecast product life cycle and customer demand or unable to manage our inventory levels in response to shifts in customer demand, the result may be insufficient, excess or obsolete product inventory. Insufficient product inventory may impair our ability to fulfill product orders and negatively affect our revenues, while excess or obsolete inventory may require a write-down on products and components to their net realizable value, which would negatively affect our results of operations.

Our revenues and operating results depend significantly on our third-party reseller and distribution channels. Our failure to adequately manage the delivery model for our products and services could adversely affect our revenues and gross margins and therefore our profitability.

We distribute many of our products indirectly through third-party resellers and distributors. We also distribute products directly to end-user customers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer industries for our products and services is a complex process. For example, in response to our direct sales strategies or for other business reasons, our current resellers and distributors may from time to time choose to resell our competitors’ products in addition to, or in place of, ours. Moreover, since each distribution method has distinct risks and gross margins, our failure to identify and implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenues and gross margins and therefore our profitability.

In addition, some of our resellers and distributors have rights of return, as well as inventory stock rotation and price protection. Accordingly, reserves for estimated returns and exchanges, and credits for price protection, are recorded as a reduction of revenues upon applicable product shipment, and are based upon our historical experience. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult and, to the extent that returns exceed estimates, our revenues and operating results may be adversely affected.

Failure of our information systems or breaches of data security could impact our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions and system and data security breaches, manipulation, destruction or leakage, irrespective of whether intentional or accidental, could impede development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results or result in the unintentional disclosure of proprietary, sensitive or confidential information. Such information system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, contractors, or vendors, or other causes such as earthquake, fire or other natural disasters. Such information system failures or unauthorized access could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

Potential acquisitions could be difficult to consummate, integrate, disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, from time to time we may acquire companies, technologies and products that we believe can improve our ability to compete in our existing customer markets or will allow us to enter new markets. The potential risks associated with any acquisition include, but are not limited to:

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

In order to complete an acquisition, we may need to obtain additional financing, including through the issuance of debt or equity. This could potentially dilute stockholder value for existing stockholders. We may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. We may not be able to consummate such financings on commercially reasonable terms, or at all, in which case our ability to implement our business strategy and as a result our financial results may be impaired. In addition, our effective tax rate on an ongoing basis is uncertain, and business combinations and investment transactions could impact our effective tax rate. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

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

Because of technological change in our industry, extensive and sometimes uncertain patent coverage, and the rapid issuance of new patents, it is possible that certain of our products or business methods may infringe the patents or other intellectual property rights of third parties. Companies in the technology industry own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. We have received claims and are subject to litigation alleging that we infringe patents owned by third parties and may in the future be the subject to such claims and litigation. Regardless of the scope or validity of such patents or the merits of any patent claims by potential or actual litigants, we could incur substantial costs in defending intellectual property claims and litigation, and such claims and litigation could distract management’s attention from normal business operations. In addition, we provide indemnification provisions in agreements with certain customers covering potential claims by third parties of intellectual property infringement. These agreements generally provide that we will indemnify customers for losses incurred in connection with an infringement claim brought by a third party with respect to our products, and we have received claims for such indemnification. The results of any intellectual property litigation to which we are, or may become, a party, or for which we are required to provide indemnification, may require us to:

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

If we are unable to sell our professional products through retail sales channels, our operating results could be adversely affected.

Following the divestiture of certain of our consumer product lines in July 2012, we continue to have a presence in retail because our professional-level products are offered through specialty retail stores.  Our ability to continue to sell our professional products through certain retail sales channels may be impaired because we will sell fewer types of products and fewer units through those channels, impacting retailers’ willingness to carry our professional-level products.

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

We may be the subject of litigation, which, if adversely determined, could harm our business and operating results.

We may be subject to claims arising in the normal course of business. The costs of defending any litigation, whether in cash expenses or in management time, could harm our business and materially and adversely affect our operating results and cash flows. An unfavorable outcome on any litigation matter could require that we pay substantial damages, or, in connection with any intellectual property infringement claims, could require that we pay ongoing royalty payments or prohibit us from selling certain of our products. In addition, we may decide to settle any litigation, which could cause us to incur significant settlement costs. A settlement or an unfavorable outcome on any litigation matter could have a material and adverse effect on our business, operating results, financial condition and cash flows.

A natural disaster or catastrophic event may significantly limit our ability to conduct business as normal and harm our business.

Our operations and the operations of our customers are vulnerable to interruptions by natural disasters or catastrophic events. For example, we operate a complex, geographically dispersed business, which includes significant personnel, customers and facilities presence in California near major earthquake fault lines. We may not be able to protect our company from such catastrophic events and we are predominantly uninsured for business continuity losses and disruptions caused by catastrophic events. Disruption or failure of our or our customers’ networks or systems, or injury or damage to either parties’ personnel or physical infrastructure, caused by a natural disaster, public health crisis, terrorism, cyber attack, act of war or other catastrophic event may significantly limit our or our customers’ ability to conduct business as normal, including our ability to communicate and transact with customers, suppliers, distributors and resellers, which may negatively affect our revenues and operating results. Additionally, a natural disaster or catastrophic event could cause us or our customers to suspend all or a portion of operations for a significant period of time, result in a permanent loss of resources, and require the relocation of personnel and material to alternate facilities that may not be available or adequate. Such an event could also cause an indirect economic impact on our customers, which could impact our customers’ purchasing decisions and reduce demand for our products and services. A prolonged disruption of our business could also damage our reputation, particularly among our global news organization customers who are likely to require our solutions and support during such time. Any of these factors could cause a material adverse impact on our financial condition and operating results.

Risks Related to Our Liquidity and Financial Performance

A significant decrease in our liquidity could negatively affect our business.

Maintaining adequate liquidity is important to our business operations. We meet our liquidity needs primarily through cash generated by operations, which we have supplemented from time to time with borrowings under our credit facilities with Wells Fargo Capital Finance LLC, or Wells Fargo. Significant fluctuations in our cash balances could harm our ability to meet our immediate liquidity needs, impair our capacity to react to sudden or unexpected contractions or growth in our business, reduce our ability to withstand a sustained period of economic crisis, and impair our ability to compete with competitors with greater financial resources. In addition, fluctuations in our cash balances could cause us to draw on our credit facilities and therefore reduce available funds under the facilities, and could cause us to violate the liquidity covenant under our credit agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in Item 7 of this Form 10-K). Furthermore, the credit agreement contains limitations on the amounts we may borrow at any time. If we are unable to generate sufficient cash flow or borrow sufficient funds under the credit agreement, it may be difficult for us to raise capital, or to do so on favorable terms, through other sources, such as by issuing equity or debt securities, as a result of our recent restatement, the decline and continued volatility of our stock price and the high cost of capital.

As a result of the restatement, we have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenues resulted in us reporting net income for the fiscal years 2011, 2012 and 2013. However, as deferred revenues from periods prior to 2011 are amortized, there are no assurances that we will be able to report net income in future periods.

As a result of the restatement of our financial statements, we have deferred a significant portion of revenues from customer transactions occurring prior to 2011 to subsequent periods. The deferred revenue resulted in us reporting net income in each of the past three fiscal years of approximately $21 million in 2013, $93 million in 2012, and $226 million in 2011 (Restated) and also adversely affected our stockholders’ equity and working capital for those periods. As this deferred revenue is amortized, there are no assurances that we will be able to report net income in future periods. Our financial results and the impact of the deferred revenue are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. We cannot be certain when, or if, our operations will be profitable in future periods.

Restrictions in our credit agreement may limit our activities.

The credit agreement for our revolving credit facilities contains restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including limitations on our ability to make investments, incur additional indebtedness, issue equity and create liens as well as, for the year ending December 31, 2014, limitations on our ability to make capital expenditures. We are also required to meet a specified liquidity-based financial covenant under the terms of the credit agreement as well as, for the year ending December 31, 2014, covenants tied to the achievement of certain EBITDA goals. Failure to comply with any of these restrictions or covenants may result in an event of default under the credit agreement, which could permit acceleration of any outstanding debt we may have in the future and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, our lenders may be entitled to foreclose on and sell substantially all of our assets, which we have used to secure our borrowings under the credit agreement. In addition, our borrowings under the facility are secured by first priority liens on substantially all of our U.S. assets.

Our revenues and operating results are difficult to predict and may fluctuate from period to period.

Our results of operations have been and may continue to be subject to significant quarterly variation. Our results through 2016 will, in particular, be affected by the amortization of deferred revenues relating to periods prior to 2011. Our revenues and operating results for any particular quarter may also vary due to a number of factors, including, but not limited to, those enumerated under the section “Cautionary Note on Forward-Looking Statements,” appearing elsewhere in this Form 10-K and:

•	the timing of large or enterprise-wide sales and our ability to recognize revenues from such sales;

•	demand planning and logistics;

•	reliance on third-party reseller and distribution channels;

•	changes in operating expenses;

•	price protections and provisions for inventory obsolescence extended to resellers and distributors;

•	seasonal factors, such as higher consumer demand at year-end; and

•	complex accounting rules for revenue recognition.

The occurrence and interaction of these variables may cause our revenues and operating results to fluctuate from period to period. As a result, period-to-period comparisons of our revenues and operating results may not provide a good indication of our future performance.

Our revenue backlog estimates are based on certain assumptions and are subject to unexpected adjustments and cancellations and backlog orders may not be timely converted to revenues in any particular fiscal period, if at all, or be indicative of our actual operating results for any future period.

Our revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues on our balance sheet, and (ii) orders for future product deliveries or services that have not yet been invoiced by us. The expected timing of the future recognition of revenue backlog as revenue is based on our current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, or (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers. To the extent that our customers cancel their orders with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated revenue backlog. Even where a project proceeds as scheduled, it is possible that the customer may default and fail to pay amounts owed to us. Material delays, payment defaults or cancellations could reduce the amount of revenue backlog currently reported, and consequently, could inhibit the conversion of that backlog into revenues. Furthermore, orders included in our revenue backlog may not be profitable. We may experience variances in the realization of our revenue backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our revenue backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Fluctuations in foreign exchange rates may result in short-term currency exchange losses and could adversely affect our revenues from foreign markets and our manufacturing costs in the long term.

Our international sales are, for the most part, transacted through foreign subsidiaries and generally in the currency of the end-user customers.  Consequently, we are exposed to short-term currency exchange risks that may adversely affect our revenues, operating results and cash flows. The majority of our international sales are transacted in euros. To hedge against the dollar/euro exchange exposure of the resulting forecasted receivables, cash balances and revenues, we may enter into foreign currency contracts. The success of our hedging programs depends on the accuracy of our forecasts of transaction activity in euros. To the extent that these forecasts are over- or understated during periods of currency volatility, we may experience currency gains or losses. Our hedging activities may only offset a portion of the adverse financial impact resulting from unfavorable movement in dollar/euro exchange rates, which could adversely affect our financial position or results of operations.

Furthermore, the significance to our business of sales in Europe subjects us to risks associated with long-term changes in the dollar/euro exchange rate.  A sustained strengthening of the U.S. dollar against the euro would decrease our expected future U.S. dollar revenues from European sales and could have a significant adverse effect on our overall profit margins.  During the past few years, economic instability in Europe, including concern over sovereign debt in Greece, Italy, Ireland and certain other European Union countries, caused significant fluctuations in the value of the euro relative to those of other currencies, including the U.S. dollar.  Continuing uncertainty regarding economic conditions, including the solvency of these countries and the stability of the Eurozone, could lead to significant long-term economic weakness and reduced economic growth in Europe, the occurrence of which, or the potential occurrence of which, could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.

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

In October 2010, we entered into four-year secured revolving credit facilities in the aggregate principal amount of up to $60 million. On August 29, 2014, we extended the original maturity date of our revolving credit facilities from October 1, 2014 to October 1, 2015. The amount we are actually entitled to borrow at any time is limited by a formula in the agreement and may be less than $60 million. Any indebtedness we incur under the credit facilities could have negative consequences, including, increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our ability to complete a merger or an acquisition; and limiting our flexibility in planning for, or reacting to, changes in our business.

If we are unable to satisfy our obligations under our credit agreement, our liquidity and ability to operate our business could be adversely affected.

Our ability to satisfy our obligations under our credit agreement will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. Similarly, in connection with the August 2014 amendment to our credit facilities, we agreed to meet certain timing obligations with respect to certain of our periodic filings with the SEC for 2014. If we are unable to meet these obligations or other other obligations under the credit facilities, including our debt service obligations, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets and our business could be adversely affected.

Economic weakness and uncertainty could adversely affect our revenues, gross margins and expenses.

Our business is impacted by global economic conditions, which have been in recent years and continue to be volatile. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand for our products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about global economic conditions may adversely affect demand for our products and services and could cause demand to differ materially from our expectations as customers curtail or delay spending on our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

The inability of our customers to obtain credit in the future may impair their ability to make timely payments to us. Tightening of credit by financial institutions could also lead customers to postpone spending or to cancel, decrease or delay their existing or future orders with us. Customer insolvencies could negatively impact our revenues and our ability to collect receivables. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. In the event we are impacted by global economic weakness, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

Risks Related to Our Stock

The market for our common stock may be illiquid.

Trading in stock quoted on over the counter trading systems such as OTC Pink Tier, where our common stock currently trades, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter trading systems do not benefit from the same type of market-maker trading systems utilized by stock exchanges such as the NYSE, AMEX and NASDAQ in which trading of a security is enhanced by to the presence of market-maker(s) who are dedicated to the trading of a particular listed company's shares. Rather, on over the counter markets, there is no assurance that a bid/ask will be trading for an over the counter listed issue at any particular point in time. As a result, trading of securities on the over the counter systems is often more sporadic than the trading of securities listed on the NYSE, AMEX, NASDAQ or similar large stock exchanges or stock markets. Accordingly, stockholders may have difficulty selling their shares at any particular point in time. Even if we are successful in relisting our common stock on a stock exchange, the market for our common stock may continue to be volatile. Please see “Risk Factors - The market price of our common stock has been and may continue to be volatile.”

The market price of our common stock has been and may continue to be volatile.

As a result of the delay in filing our periodic reports with the SEC, our common stock was suspended from trading effective February 25, 2014 and formally de-listed effective May 2, 2014. Following the suspension from trading on NASDAQ, our stock has been trading on OTC Markets - OTC Pink Tier with limited information. Prior to and following the suspension of trading from NASDAQ, the market price of our common stock has experienced volatility in the past and may continue to fluctuate substantially in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	period-to-period variations in our revenues or operating results;

•	our failure to accurately forecast revenues or operating results;

•	our ability to produce accurate and timely financial statements;

•	whether our results meet analysts’ expectations;

•	market reaction to significant corporate initiatives or announcements;

•	our ability to innovate;

•	our relative competitive position within our markets;

•	shifts in markets or demand for our solutions;

•	changes in our relationships with suppliers, resellers, distributors or customers;

•	our commencement of, or involvement in, litigation;

•	short sales, hedging or other derivative transactions involving shares of our common stock; and

•	shifts in financial markets.

Additionally, broader financial market and global economic trends may affect the market price of our common stock, regardless of our operating performance.

Provisions in our charter, bylaws and stockholder rights plan may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Our charter, bylaws, and the provisions of the Delaware General Corporation Law include provisions that may have the effect of discouraging or preventing a change of control. In addition, we have a stockholder rights plan that may have the effect of discouraging or preventing a change of control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 173,000 square feet in two facilities in Burlington, Massachusetts for our principal corporate and administrative offices, as well as for significant R&D activities. The leases for these facilities expire in May 2020. We also lease approximately 127,000 square feet of office space in Daly City, California, primarily for R&D and sales and marketing activities, and 106,000 square feet in Mountain View, California, primarily for R&D, product management and manufacturing activities. The lease for the Daly City facility expires in September 2014, and we do not intend to renew this lease. The operations currently housed in this facility are being relocated to a smaller facility.

We lease approximately 29,000 square feet of office space in Iver Heath, United Kingdom for our European headquarters, which includes administrative, sales and support functions, and 41,000 square feet in Dublin, Ireland for the final assembly and distribution of our products in Europe. We also lease approximately 8,000 square feet in Singapore for our Asian headquarters.

We also lease office space for sales operations and research and development in several other domestic and international locations.

ITEM 3.	LEGAL PROCEEDINGS

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

Our industry is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent and other intellectual property rights. In addition to the legal proceedings described above, we are involved in legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights and contractual, commercial, employee relations, product or service performance, or other matters. We do not believe these matters will have a material adverse effect on our financial position or results of operations. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, our financial position or results of operations may be negatively affected by the unfavorable resolution of one or more of these proceedings for the period in which a matter is resolved. See Part I, Item 1A, “Risk Factors.” Our results could be materially adversely affected if we are accused of, or found to be, infringing third parties’ intellectual property rights.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 25, 2014 and formally de-listed effective May 2, 2014. Following the suspension of trading, our common stock has been traded on the OTC Pink Tier under the symbol AVID. The table below shows the high and low sales prices of our common stock for each calendar quarter of the fiscal years ended December 31, 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$7.99	$6.27	$12.01	$8.61
Second Quarter	$7.01	$5.88	$11.03	$6.68
Third Quarter	$6.30	$5.22	$9.95	$7.00
Fourth Quarter	$8.89	$6.16	$9.78	$5.87

On September 5, 2014, the last reported bid price of our common stock on the OTC Pink Tier was $8.50 per share. The approximate number of holders of record of our common stock at September 5, 2014 was 325. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement with Wells Fargo prohibits us from declaring or paying any dividends in cash on our capital stock.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2008 through December 31, 2013 with the cumulative return during the period for:

•	the NASDAQ Composite Index (all companies traded on NASDAQ Capital, Global or Global Select Markets),

•	the Old Avid Peer Group Index (see details following the graph), and

•	the New Avid Peer Group Index (see details following the graph).
This comparison assumes the investment of $100 on December 31, 2008 in our common stock, the NASDAQ Market Index, the Old Avid Peer Group Index and the new Avid Peer Group Index, and assumes that dividends, if any, were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Avid Technology, Inc., the NASDAQ Composite Index,
the Old Avid Peer Group and the New Avid Peer Group
Prior to 2010, Avid compared its common stock returns to the NASDAQ Index and the NASDAQ Computer, Data Processing Index. Because our products and services are diverse, we do not believe any single published industry index is appropriate for comparing stockholder return. Therefore, starting in 2010, we began comparing our common stock returns to a peer group index, which was composed of NASDAQ-traded companies selected by Avid to best represent its peers based on various criteria, including industry classification, number of employees and market capitalization.

The composition of the Avid Peer Group Index is dictated by the peer group selected by the compensation committee of Avid’s board of directors for its reference in setting executive compensation.   The compensation committee seeks generally to include companies with similar product and service offerings to those of Avid while also achieving a balance of smaller and larger sized peer companies in terms of market capitalizations and revenue.

The Avid Peer Group Index for 2012 (the “Old Avid Peer Group”) was composed of:  Autodesk, Inc., Cadence Design Systems, Inc., Dolby Laboratories, Inc., Harmonic Inc., Imation Corp., Mentor Graphics Corporation, National Instruments Corporation, Novell, Inc., Parametric Technology Corporation, Quantum Corporation, RealD Inc., RealNetworks, Inc., SeaChange International Inc., Synaptics, Inc., THQ Inc. and Zoran Corporation. For purposes of the Avid Peer Group Index for 2013 (the “New Avid Peer Group”), Autodesk, Inc., Cadence Design Systems, Inc., Novell, Inc., Parametric Technology Corporation, SeaChange International Inc., THQ Inc. and Zoran Corporation were removed from the Avid Peer Group and Pegasystems Inc., Progress Software Corporation, QLogic Corporation, Rovi Corporation, Synaptics, Inc., and Verint Systems Inc. were added to the Avid Peer Group to conform to the peer group selected by our compensation committee.  As a result, the New Avid Peer Group was composed of:  Dolby Laboratories, Inc., Harmonic Inc., Imation Corp., Mentor Graphics Corporation, National Instruments Corporation, Pegasystems Inc., Progress Software Corporation, QLogic Corporation, Quantum Corporation, RealD Inc., RealNetworks, Inc., Rovi Corporation, Synaptics, Inc., and Verint Systems Inc.

Both the New Avid Peer Group Index and the Old Avid Peer Group Index are weighted based on market capitalization. For purposes of the comparison above, the market data for THQ Inc. (delisting), Novell, Inc. (acquisition) and Zoran Corporation (merger) have been excluded from the Old Avid Peer Index Group reporting as the data is not available for the entire five-year period.

ITEM 6.           SELECTED FINANCIAL DATA

The selected condensed consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Financial Information,” included elsewhere in this Form 10-K. The selected condensed consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (Restated) has been derived from our audited consolidated financial statements. The selected condensed consolidated financial data as of December 31, 2011 (Restated), 2010 (Restated) and 2009 (Restated) and for the years ended December 31, 2010 (Restated) and 2009 (Restated) has been derived from our unaudited consolidated financial statements, which were prepared on the same basis as our audited financial statements and reflect adjustments to our previously filed consolidated financial statements. See Note B to our Consolidated Financial Statements in Item 8 for information regarding our restatement of prior period financial results. See Note A to our Consolidated Financial Statements in Item 8 for information regarding changes to our revenue recognition policies and divestitures that may affect the comparability of the selected condensed consolidated financial data presented.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011 (Restated)		2010 (Restated)	2009 (Restated)
Net revenues (1)	$563,412	$635,703	$766,885		$403,518	$506,478
Cost of revenues	223,909	249,008	261,718		264,860	245,975
Gross profit	339,503	386,695	505,167		138,658	260,503
Operating expenses:
Research and development	95,249	98,879	111,129		113,682	114,294
Marketing and selling	133,890	153,481	163,204		161,963	158,468
General and administrative	77,578	52,066	50,732		56,479	60,318
Amortization of intangible assets	2,648	4,254	8,528		9,743	10,511
Restructuring costs, net	5,370	24,838	6,534		20,167	28,608
Total operating expenses	314,735	333,518	340,127		362,034	372,199
Operating income (loss) from continuing operations	24,768	53,177	165,040		(223,376)	(111,696)
Other expense, net	(676)	(2,041)	(1,945)		(513)	(122)
Income (loss) from continuing operations before income taxes	24,092	51,136	163,095		(223,889)	(111,818)
Provision for income taxes, net	2,939	4,049	635		1,796	256
Income (loss) from continuing operations, net of tax (1)	21,153	47,087	162,460		(225,685)	(112,074)
Discontinued operations: (2)
Gain on divestiture of consumer business	—	37,972	—	—	—	—
Income from divested operations	—	7,832	63,907	—	38,150	62,853
Income from discontinued operations	—	45,804	63,907		38,150	62,853
Net income (loss)	$21,153	$92,891	$226,367		$(187,535)	$(49,221)
Income (loss) per share - basic:
Income (loss) per share from continuing operations, net of tax – basic	$0.54	$1.21	$4.23		(5.96)	(3.01)
Income per share from discontinued operations – basic	—	1.18	1.66		1.01	1.69
Net income (loss) per common share – basic	$0.54	$2.39	$5.89		$(4.95)	$(1.32)
Income (loss) per share - diluted:
Income (loss) per share from continuing operations, net of tax – diluted	$0.54	$1.21	$4.22		(5.96)	(3.01)
Income per share from discontinued operations – diluted	—	1.18	1.65		1.01	1.69
Net income (loss) per common share – diluted	$0.54	$2.39	$5.87		$(4.95)	$(1.32)
Weighted-average common shares outstanding – basic	39,044	38,804	38,435		37,895	37,293
Weighted-average common shares outstanding (net income) – diluted	39,070	38,836	38,534		37,895	37,293

(1)
Our revenues and operating results for the years ended December 31, 2013 and 2012 and our restated revenues and operating results for the year ended December 31, 2011 have been affected by the deferral of revenues from customer transactions occurring prior to 2011. On January 1, 2011, we adopted ASU No. 2009-14. Substantially all revenue arrangements prior to January 1, 2011 were generally recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011, product revenues are generally recognized upon delivery and

Implied Maintenance PCS and other service and support elements are recognized as services are rendered. See Item 7, “Management’s Discussion and Analysis - ‘Restatement of Financial Statements’ and ‘Executive Overview’” and our policy on “Revenue Recognition” in Note A to our Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the effects of the changes to our revenue recognition policies on our financial results.

(2)
On July 2, 2012, we exited our consumer business through a sale of the assets of that business in two separate transactions. As described further in Note I to our Consolidated Financial Statements in Item 8, the disposition of our consumer business qualified for presentation as discontinued operations. The accompanying financial statements have been reclassified for all periods presented to report the consumer business as a discontinued operation.

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

	As of December 31,
	2013	2012	2011 (Restated)	2010 (Restated)	2009 (Restated)
Cash, cash equivalents and marketable securities	$48,203	$70,390	$32,855	$42,782	$108,877
Working capital deficit	(133,009)	(95,997)	(227,544)	(311,649)	(201,793)
Total assets (1)	235,142	294,361	340,590	784,643	772,248
Deferred revenues (current and long-term amounts)	466,832	558,485	697,124	937,624	793,640
Long-term liabilities	270,580	346,871	346,862	520,709	433,183
Total stockholders’ deficit (1)	(359,335)	(385,592)	(490,874)	(310,335)	(148,702)

(1)
Effective January 1, 2011, the Company adopted ASU No. 2010-28, which required the Company to evaluate goodwill for impairment when a reporting unit has negative carrying value, and recorded an impairment totaling $419.4 million. For a further discussion of the adoption of ASU No. 2010-28, see Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

As a result of the foregoing and as explained in more detail below and in Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K, we have restated our consolidated financial statements for the year ended December 31, 2011. The restatement also affects periods prior to the year ended December 31, 2011, and the cumulative effects of the restatement have been reflected as prior period adjustments to the 2011 opening balance of accumulated deficit in our audited consolidated financial statements and in the relevant periods presented in Item 6, “Selected Financial Data.”

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in our previously issued consolidated financial statements. Historically, we generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in our policy for “Revenue Recognition” in Note A to our Consolidated Financial Statements in Item 8 of this Form 10-K, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally several years. The errors in the timing of revenue recognition have been corrected in the restated consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue-related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as goodwill, stock-based compensation and income taxes, which have also been restated in the restated consolidated financial statements.

Goodwill

As a result of the change in the timing of revenue recognition described above and the resulting increase in deferred revenues, the carrying values of the reporting units used in our original goodwill impairment tests were incorrect for each historical period impacted by the restatement of revenue, including those periods in which impairment charges totaling $172.4 million had been recorded. The decrease in carrying value of the reporting units arising from the deferred revenue resulted in negative carrying value and changes to the original step one conclusions that further considerations of goodwill impairment were required under step two, and, as such, no impairment should have been recognized in the periods prior to January 1, 2011. As a result, the carrying value of goodwill was restated to $419.4 million at December 31, 2010. On January 1, 2011, we adopted ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU No. 2010-28.  ASU No. 2010-28 requires companies with negative carrying value of a reporting unit to perform step two of the impairment test when it is more likely than not that a goodwill impairment exists. Upon adoption of ASU No. 2010-28, we recorded a full impairment of goodwill through a cumulative-effect adjustment to accumulated deficit. The decline in the fair value of goodwill that caused the impairment was the result of declines in actual and expected cash flows that occurred over a several-year period prior to December 31, 2010.

The following table presents the adjustments to goodwill for the year ended December 31, 2011 (Restated) (in thousands):

Goodwill balance at December 31, 2010, as previously reported	$246,997
Effect of restatement	172,371
Goodwill balance at December 31, 2010, as restated	419,368
Cumulative-effect adjustment due to the adoption of ASU No. 2010-28	(419,368)
Goodwill balance at December 31, 2011, as restated	$—

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

Restructuring

We also identified errors in a restructuring charge recorded in the year ended December 31, 2009. We originally assumed that a vacated facility could be sublet, reducing the restructuring expense by $2.2 million at that time. Subsequently, management determined that contractual provisions severely limited us from executing a sublease, which resulted in no possible sublease income at the time of lease abandonment. The cumulative effect of this error and other restructuring-related adjustments totaling $1.5 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit in our Consolidated Financial Statements in Item 8 of this Form 10-K..

Income Taxes

We identified and corrected certain errors related to the accounting for an intercompany loan made between two of our international subsidiaries that occurred during the year ended December 31, 2007. We determined that we should have accrued withholding taxes of $3.8 million, and as a result we had understated the provision for income taxes in 2007 and income taxes payable reported on our balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, we are subject to interest and penalties on the unpaid balance. The cumulative effect of this error and other adjustments totaling $6.2 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit in our Consolidated Financial Statements in Item 8 of this Form 10-K. We also adjusted income taxes as necessary to reflect the impact of the changes in the timing of revenue recognition described above. We also identified several errors in the compilation of our deferred tax assets and liabilities that are discussed in the notes to the financial statements. Due to the valuation allowance we had recorded against gross deferred tax assets, the adjustments had no net effect on our financial results; however, the corrected balances are reflected in the notes to our consolidated financial statements.

Other Adjustments

In addition to correcting the restatement adjustments described above, we also recorded other adjustments for other errors identified during the restatement process, including adjustments of $5.1 million to inventory and adjustments to accrued liabilities, as well as reclassifications of operating expenses to cost of revenues totaling $9.5 million.

Cumulative Effect of Prior Period Adjustments

The following table presents the cumulative effect of the prior period adjustments to stockholders’ deficit at December 31, 2010 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2010, as previously reported	$423	$1,005,198	$(495,254)	$(91,025)	$7,268	$426,610
Revenue recognition adjustments	—	—	(897,835)	—	957	(896,878)
Goodwill adjustments	—	—	172,371	—	—	172,371
Restructuring adjustments	—	—	(1,452)	—	—	(1,452)
Income tax adjustments	—	—	(6,280)	—	683	(5,597)
Stock-based compensation adjustments	—	12,204	(12,204)	—	—	—
Other adjustments	—	—	(5,693)	—	303	(5,390)
Balances at December 31, 2010, as restated	$423	$1,017,402	$(1,246,347)	$(91,025)	$9,211	$(310,336)

Discontinued Operations

On July 2, 2012, we exited our consumer business through a sale of the assets of that business in two separate transactions. As described further in Note I to our Consolidated Financial Statements in Item 8 of this Form 10-K, the disposition of the consumer business qualified for presentation as a discontinued operation. The accompanying financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation.

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

Our mission is to create the most powerful and collaborative media network that enables the creation, distribution and monetization of the most inspiring content in the world. Guided by our Avid Everywhere strategic vision, we strive to deliver the industry’s most open, innovative and comprehensive media platform connecting content creation with collaboration, asset protection, distribution and consumption for the media in the world – from the most prestigious and award-winning feature films, music recordings, and television shows, to live concerts and news broadcasts.

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

Restatement and Related Matters

As discussed above in “Restatement of Financial Statements,” the Explanatory Note and Note B to our Consolidated Financial Statements in Item 8 of this Form 10-K, we have completed the accounting evaluation commenced in early 2013 and have restated our consolidated financial statements as of December 31, 2011 and for the year then ended. As a result of this accounting evaluation and restatement and our subsequent failure to stay current in our SEC reporting obligations, our common stock was suspended from trading on NASDAQ on February 25, 2014 and subsequently delisted. We intend to seek relisting of our common stock on the NASDAQ Global Select Market in connection with becoming current with our SEC reporting obligations. In connection with our announcement of the accounting evaluation, we also became subject to litigation as discussed in Item 3 of Part I of this Form 10-K. We have also determined that we have material weaknesses in our internal control over financial reporting, as discussed in Item 9A of this Form 10-K.

Adoption of New Revenue Recognition Guidance

Prior to our adoption of ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605, or ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish vendor-specific objective evidence, or VSOE, of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of best estimated selling price, or BESP, as VSOE and third party evidence, or TPE, are typically not available, resulting in revenue recognition of arrangement consideration attributable to product revenue upon delivery of the product, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of this standard, we recorded increased revenues and net income of approximately $300 million for the year ended December 31, 2011 (Restated) as compared with results that would have been recorded under the prior accounting standards. For transactions occurring after January 1, 2011, our revenue recognition policies have generally resulted in the recognition of approximately 70% of billings as revenue in the year of billing, and prior to January 1, 2011, the previously applied revenue recognition policies resulted in the recognition of approximately 30% of billings as revenue in the year of billing. We expect this trend to continue in future periods.

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

Net revenues from these divested product lines totaled approximately $155.9 million for 2011 (Restated) and $46.1 million for 2012. The gain on the divestiture of the Consumer Business and the related operating results have been classified as discontinued operations in our audited consolidated financial statements included in Item 8 of this Form 10-K.

Financial Summary

Revenues

Net revenues from continuing operations were $563.4 million, $635.7 million and $766.9 million, respectively, for 2013, 2012 and 2011 (Restated). These decreases in revenues from continuing operations were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605, or ASU No. 2009-13, and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions. After consideration of this change in accounting standards, there have been no other significant changes in our revenues.

Gross Margin Percentage

Our gross margin percentage from continuing operations decreased slightly to 60.3% in 2013, compared to 60.8% for 2012. As previously discussed, the revenues recognized from the amortization of deferred revenues attributable to transactions executed on or before December 31, 2010 will continue to decline until the deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. Partially offsetting this decline resulting from deferred revenue amortization is a general improvement in our services and support delivery whereby revenue increased while costs declined.

Operating Expenses

Our total operating expenses from continuing operations for 2013 decreased to $314.7 million, from $333.5 million for 2012. This decrease was largely due to the level of our restructuring costs in 2012, which were significantly lower in 2013, and decreased marketing and selling expenses in 2013, partially offset by an increase in our general and administrative expenses. Expenses from the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices resulted in a $20.6 million increase in general and administrative expenses for 2013.

Liquidity

At December 31, 2013, our cash balance was $48.2 million, a decrease of $22.2 million from December 31, 2012, and we had no outstanding borrowings against our credit facilities. The decrease in our cash balance was largely the result of professional, legal and consulting fees related to the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices, as well as restructuring-related expenditures. At July 31, 2014, we had outstanding borrowings of $10.0 million under the Credit Agreement, and the remaining availability totaled approximately $15.6 million. On August 29, 2014, we entered into an amendment to our Credit Agreement, extending the maturity date from October 1, 2014 to October 1, 2015. For a further discussion of our liquidity and cash flows, please see “Liquidity and Capital Resources.”

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

Product Group	BESP of Implied Maintenance Release PCS (as a % of Product BESP)	Estimated Service Period
Professional video creative tools	1% to 13%	18 to 72 months
Video storage and workflow solutions	1% to 2%	72 months
Media management solutions	1% to 3%	12 to 72 months
Consumer video-editing software	1% to 6%	12 to 36 months
Digital audio software and workstations solutions	1% to 8%	12 to 36 months
Control surfaces, consoles and live-sound systems	1% to 5%	12 to 96 months
Notation software	4% to 8%	12 to 46 months
Consumer audio products	2%	24 months

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

Prior to our adoption of ASU No. 2009-14, we primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of our adoption of ASU No. 2009-14 on January 1, 2011, a majority of our products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because we had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, we determine a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of these standards, we recorded increased revenues and net income of approximately $300 million for the year ended December 31, 2011 (Restated) as compared with results that would have been recorded under the prior accounting standards.

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

At December 31, 2013, most of the unvested awards that include performance conditions have vesting conditions that are based upon the achievement of a specified return on stockholders’ equity. At December 31, 2013, we believe it is probable that these awards will vest, and compensation expense is being recognized over the implied service period. At December 31, 2013, the weighted-average remaining implied service period of the awards with performance conditions was approximately 0.64 years.

If factors change and we employ different assumptions to estimate stock-based compensation expense in future periods, including changes in the probability of achieving performance conditions, or we decide to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Notes A and M to our Consolidated Financial Statements in Item 8 for further information regarding stock-based compensation.

Income Tax Assets and Liabilities

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our gross deferred tax assets, which totaled more that $400 million at December 31, 2013, and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, referred to as unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. At December 31, 2013 and 2012, the amounts recorded for unrecognized tax benefits in our consolidated balance sheets totaled $24.7 million and $22.6 million, respectively, including interest and penalties. If these benefits had been recognized, $0.8 million and $0.9 million, respectively, would have resulted in a reduction of our income tax provision at December 31, 2013 and 2012.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues from continuing operations for the periods indicated:

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Net revenues:
Product revenues	70.2%	75.3%	86.2%
Services revenues	29.8%	24.7%	13.8%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.7%	39.2%	34.1%
Gross margin	60.3%	60.8%	65.9%
Operating expenses:
Research and development	16.9%	15.6%	14.5%
Marketing and selling	23.8%	24.1%	21.3%
General and administrative	13.8%	8.2%	6.6%
Amortization of intangible assets	0.5%	0.7%	1.1%
Restructuring costs, net	1.0%	3.9%	0.9%
Total operating expenses	55.9%	52.5%	44.4%
Operating income	4.4%	8.3%	21.5%
Interest and other income (expense), net	(0.1)%	(0.3)%	(0.3)%
Income from continuing operations before income taxes	4.3%	8.0%	21.2%
Provision for income taxes	0.5%	0.6%	0.1%
Income from continuing operations, net of tax	3.8%	7.4%	21.1%
Income from discontinued operations	—%	7.2%	8.3%
Net income	3.8%	14.6%	29.4%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues from Continuing Operations for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$243,173	$(33,736)	(12.2)%	$276,909
Audio products and solutions net revenues	152,358	(49,563)	(24.5)%	201,921
Products and solutions net revenues	395,531	(83,299)	(17.4)%	478,830
Services net revenues	167,881	11,008	7.0%	156,873
Total net revenues	$563,412	$(72,291)	(11.4)%	$635,703

Net Revenues from Continuing Operations for the Years Ended December 31, 2012 and 2011 (Restated)
(dollars in thousands)
	2012	Change		2011
	Net Revenues	$	%	Net Revenues (Restated)
Video products and solutions revenues	$276,909	$(21,724)	(7.3)%	$298,633
Audio products and solutions revenues	201,921	(160,166)	(44.2)%	362,087
Total products and solutions revenues	478,830	(181,890)	(27.5)%	660,720
Services revenues	156,873	50,708	47.8%	106,165
Total net revenues	$635,703	$(131,182)	(17.1)%	$766,885

The following table sets forth the percentage of our net revenues from continuing operations attributable to geographic regions for the periods indicated:

	Year Ended December 31,
			2011
	2013	2012	(Restated)
United States	39%	39%	41%
Other Americas	7%	7%	8%
Europe, Middle East and Africa	38%	39%	35%
Asia-Pacific	16%	15%	16%

Video Products and Solutions Revenues

2013 Compared to 2012

Video products and solutions revenues from continuing operations decreased $33.7 million, or 12.2%, for 2013, compared to 2012. In 2013, compared to 2012, revenues from our video creative tools, storage and workflow solutions, and media management solutions all decreased. The decrease in video revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, all video product categories also decreased during 2013, compared to 2012.

2012 Compared to 2011 (Restated)

Video products and solutions revenues from continuing operations decreased $21.7 million, or 7.3%, for 2012, compared to 2011 (Restated). In 2012, compared to 2011 (Restated), revenues from our video creative tools and storage and workflow solutions decreased, while revenues from our media management solutions all increased. The overall decrease in video revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, storage and workflow solutions and media management solutions increased, while the percentage for video creative tools decreased.

Audio Products and Solutions Revenues

2013 Compared to 2012

Audio products and solutions revenues from continuing operations decreased $49.6 million, or 24.5%, for 2013, compared to 2012. In 2013, compared to 2012, revenues from our digital audio software and workstation solutions and control surfaces, consoles and live-sound systems decreased. The decrease in audio revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. We continue to see a shift from hardware-based products to software-only products for the digital audio software and workstation solutions.

As a percentage of revenues from continuing operations, our digital audio software and workstation solutions and control surfaces, consoles and live-sound system categories both decreased during 2013, compared to 2012.

2012 Compared to 2011 (Restated)

Audio products and solutions revenues from continuing operations decreased $160.2 million, or 44.2%, for 2012, compared to 2011 (Restated). In 2012, compared to 2011 (Restated), revenues from our digital audio software and workstation solutions and control surfaces, consoles and live-sound systems decreased. The decrease in audio revenues was primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 as described further in “Critical Accounting Polices and Estimates,” resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

As a percentage of revenues from continuing operations, our digital audio software and workstation solutions and control surfaces, consoles and live-sound system categories both decreased during 2012, compared to 2011 (Restated).

Services Revenues

2013 Compared to 2012

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. The $11.0 million, or 7.0%, increase in services revenues from continuing operations for 2013, compared to 2012, was primarily the result of increased maintenance revenues, driven by maintenance contracts attached to new product sales. During 2013, we continued to include a one-year maintenance contract with certain product sales, which we began during 2011. While this has had a positive impact on 2012 and 2013 maintenance revenues, the effect on future maintenance revenues will depend on the level of renewal rates on these contracts.

2012 Compared to 2011 (Restated)

The $50.7 million, or 47.8%, increase in services revenues for 2012, compared to 2011 (Restated), was the result of increased maintenance revenues, driven by maintenance contracts attached to new product sales, and increased revenues from professional services. During 2011, we began to include a one-year maintenance contract with certain product sales, which had a positive effect on our 2011 (Restated) maintenance revenues and an even greater impact on our 2012 maintenance revenues.

Revenue Backlog

At December 31, 2013, we had revenue backlog of approximately $559 million, compared to $610 million at December 31, 2012. Revenue backlog, as we define it, consists of firm orders received and includes both (i) orders where the customer has paid in advance of our performance obligations being fulfilled, which are reflected as deferred revenues in our balance sheet and (ii) orders for future product deliveries or services that have not yet been invoiced by us. Revenue backlog associated with arrangement consideration paid in advance primarily consists of deferred revenue related to (i) the undelivered portion of annual support contracts, (ii) software arrangements for which VSOE of fair value of undelivered elements does not exist, (iii) Implied Maintenance Release PCS performance obligations, and (iv) in-process installations that are subject to substantive customer acceptance provisions. Revenue backlog associated with orders for future product deliveries and services where cash has not been received primarily consists of (i) product orders received but not yet shipped, (ii) professional services not yet rendered and (iii) future years of multi-year support agreements not yet billed.

A meaningful portion of our revenue backlog is attributable to deferred revenue related to transactions that occurred prior to our January 1, 2011 adoption of the accounting guidance related to multiple-element arrangements (ASU No. 2009-13) and the accounting guidance related to differentiating software and hardware in a combined product offering (ASU No. 2009-14). Prior to our adoption of ASU No. 2009-14, the majority of our products were subject to software revenue recognition guidance that required us to recognize revenue ratably for periods as long as eight years from product delivery because we did not have VSOE of fair value for the Implied Maintenance Release PCS deliverable included in most of our customer arrangements. Upon adoption of ASU No. 2009-14, most of our products are now excluded from the scope of software revenue recognition, resulting in recognition of arrangement consideration upon product shipments (based on management’s best estimate of selling price) with only the arrangement consideration attributable to Implied Maintenance Release PCS being recognized ratably over an extended period of time. As a result of the change in accounting standards, even with consistent or increasing aggregate order values, we will experience significant declines in revenues, deferred revenues and revenue backlog in the coming years as revenue backlog associated with transactions occurring prior to January 1, 2011 decreases each quarter without being replaced by comparable revenue backlog from new transactions.

The expected timing of recognition of revenue backlog as revenue in the future is as follows as of December 31, 2013 (in thousands):

	For the Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Orders executed prior to January 1, 2011	$92,336	$58,171	$24,521	$952	$144	$—	$176,124
Orders executed or materially modified on or after January 1, 2011	200,892	86,678	53,032	27,536	14,674	135	382,947
	$293,228	$144,849	$77,553	$28,488	$14,818	$135	$559,071

Certain orders included in revenue backlog may be reduced, canceled or deferred by our customers. The expected timing of the recognition of revenue backlog as revenue is based on our current estimates and could change based on a number of factors, including (i) the timing of delivery of products and services, (ii) customer cancellations or change orders, or (iii) changes in the estimated period of time Implied Maintenance Release PCS is provided to customers. As there is no industry standard definition of revenue backlog, our reported revenue backlog may not be comparable with other companies. Revenue backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

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

Amortization of technology included in cost of revenues represents the amortization of developed technology assets acquired as part of acquisitions and is described further in the Amortization of Intangible Assets section below.

Costs of Revenues for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Costs	$	%	Costs
Costs of products revenues	$159,264	$(23,500)	(12.9)%	$182,764
Costs of services revenues	63,177	(493)	(0.8)%	63,670
Amortization of intangible assets	1,468	(1,106)	(43.0)%	2,574
Total cost of revenues	223,909	(25,099)	(10.1)%	249,008

Gross profit	$339,503	$(47,192)	(12.2)%	$386,695

Costs of Revenues for the Years Ended December 31, 2012 and 2011 (Restated)
(dollars in thousands)
	2012	Change		2011
	Costs	$	%	Costs (Restated)
Costs of products revenues	$182,764	$(5,453)	(2.9)%	$188,217
Costs of services revenues	63,670	(7,138)	(10.1)%	70,808
Amortization of intangible assets	2,574	(119)	(4.4)%	2,693
Total costs of revenues	249,008	(12,710)	(4.9)%	261,718

Gross profit	$386,695	$(118,472)	(23.5)%	$505,167

Gross Margin Percentage

Gross margin percentage, which is net revenues less costs of revenues divided by net revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for 2013 decreased slightly to 60.3%, from 60.8% for 2012. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline.

Gross Margin % for the Years Ended December 31, 2013, 2012 and 2011 (Restated)
	2013 Gross Margin %	(Decrease) Increase in Gross Margin %	2012 Gross Margin %	(Decrease) Increase in Gross Margin %	2011 Gross Margin % (Restated)
Products	59.7%	(2.1)%	61.8%	(9.7)%	71.5%
Services	62.4%	3.0%	59.4%	26.1%	33.3%
Total	60.3%	(0.5)%	60.8%	(5.1)%	65.9%

2013 Compared to 2012

Our products gross margin percentage from continuing operations for 2013, compared to 2012, was negatively impacted by the effect of the amortization of our deferred revenue balances as discussed above.

The increase in services gross margin percentage from continuing operations for 2013, compared to 2012, was driven by a significant increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training, as well as margin improvement for professional services resulting from enhanced productivity. As mentioned previously, during 2011, we began to include first-year maintenance support with certain product sales, which continues to have a positive effect on our maintenance revenues.

2012 Compared to 2011 (Restated)

Our products gross margin percentage from continuing operations for 2012, compared to 2011 (Restated), was negatively impacted by the impact of the amortization of our deferred revenue balances as previously discussed, as well as the impact of bundling first-year maintenance with certain product sales. As mentioned previously, during 2011 we began to bundle first-year maintenance support with certain of our product sales. This adversely impacted our products gross margin percentages for 2012, compared to 2011 (Restated), but improved our services margins.

The increase in services gross margin percentage for 2012, compared to 2011 (Restated), was driven by a significant increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training, as well as margin improvement for professional services. The bundling of first-year maintenance support with certain product sales had a significant positive effect on our maintenance revenues, resulting in improved margins for those sales. A portion of the margin improvement for professional services was the result of loss provisions recorded as professional services costs in 2011, which were related to professional services contracts assumed as part of a 2010 acquisition.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Expenses	$	%	Expenses
Research and development expenses	$95,249	$(3,630)	(3.7)%	$98,879
Marketing and selling expenses	133,890	(19,591)	(12.8)%	153,481
General and administrative expenses	77,578	25,512	49.0%	52,066
Amortization of intangible assets	2,648	(1,606)	(37.8)%	4,254
Restructuring costs, net	5,370	(19,468)	(78.4)%	24,838
Total operating expenses	$314,735	$(18,783)	(5.6)%	$333,518

Operating income	$24,768	$(28,409)	(53.4)%	$53,177

Operating Expenses and Operating Income for the Years Ended December 31, 2012 and 2011 (Restated)
(dollars in thousands)
	2012	Change		2011
	Expenses	$	%	Expenses (Restated)
Research and development expenses	$98,879	$(12,250)	(11.0)%	$111,129
Marketing and selling expenses	153,481	(9,723)	(6.0)%	163,204
General and administrative expenses	52,066	1,334	2.6%	50,732
Amortization of intangible assets	4,254	(4,274)	(50.1)%	8,528
Restructuring costs, net	24,838	18,304	280.1%	6,534
Total operating expenses	$333,518	$(6,609)	(1.9)%	$340,127

Operating income	$53,177	$(111,863)	(67.8)%	$165,040

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $3.6 million, or 3.7%, during the year ended December 31, 2013, compared to 2012, primarily as a result of our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

Year-Over-Year Change in Research and Development Expenses for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013 (Decrease)/Increase From 2012		2012 (Decrease)/Increase From 2011 (Restated)
	$	%	$	%
Personnel-related expenses	(1,282)	(2.2)%	(7,886)	(11.8)%
Facilities and information technology infrastructure costs	(949)	(5.1)%	(1,361)	(6.4)%
Consulting and outside services	(867)	(5.9)%	(1,536)	(8.9)%
Computer hardware and supplies expenses	455	15.7%	(1,524)	(32.4)%
Other expenses	(987)	(24.8)%	57	1.4%
Total research and development expenses decrease	$(3,630)	(3.7)%	$(12,250)	(11.0)%

2013 Compared to 2012

The decrease in personnel-related expenses was primarily due to decreased salary expenses on lower employee headcount largely resulting from our 2012 restructuring actions, partially offset by higher accruals for incentive-based compensation. The decrease in facilities and information technology infrastructure costs for 2013, compared to 2012, was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions, while the decrease in consulting and outside services was primarily the result of a reduction in the use of contract employees and services. The increase in computer hardware and supplies expenses was primarily the result of the increased number of development projects in 2013, when compared to 2012, while the decrease in other expenses was the result of decreases in several expense categories resulting from our restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

2012 Compared to 2011 (Restated)

The decrease in personnel-related expenses for 2012, compared to 2011 (Restated), was primarily due to decreased salary expenses on lower employee headcount largely resulting from our 2012 restructuring actions, while the decrease in consulting and outside services costs was the result of a reduction in the use of contract employees and services. The decrease in computer hardware and supplies expenses was also primarily the result lower expenses on lower employee headcount. The decrease in facilities and information technology infrastructure costs was also primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; web design costs and facilities costs. Marketing and selling expenses decreased $19.6 million, or 12.8%, during the year ended December 31, 2013, compared to 2012, primarily as a result of our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

Year-Over-Year Change in Marketing and Selling Expenses for Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013 (Decrease)/Increase From 2012		2012 (Decrease)/Increase From 2011 (Restated)
	$	%	$	%
Personnel-related expenses	$(9,996)	(6.9)%	$(7,307)	(4.8)%
Consulting and outside services costs	(4,221)	(22.9)%	(517)	(2.7)%
Facilities and information technology infrastructure costs	(3,484)	(10.9)%	(748)	(2.3)%
Tradeshow and other promotional expenses	(2,400)	(21.2)%	(2,034)	(15.3)%
Foreign exchange (gains) losses	(509)	(73.1)%	1,189	241.3%
Bad debt expense	126	434.1%	(1,149)	(97.5)%
Other expenses	893	1.6%	843	1.5%
Total marketing and selling expenses decrease	$(19,591)	(12.8)%	$(9,723)	(6.0)%

2013 Compared to 2012

The decrease in personnel-related expenses for 2013, compared to 2012, was primarily due to decreased salary and benefit expense on lower headcount and lower sales commissions on lower revenues, resulting from our 2012 restructuring actions, while the decrease in consulting and outside services was due to lower 2013 costs related to long-term sales and marketing strategy planning. The decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures also related to our 2012 restructuring actions.

2012 Compared to 2011 (Restated)

The decrease in personnel-related expenses for 2012, compared to 2011 (Restated), was primarily due to decreased salary and benefit expense on lower headcount resulting from our 2012 restructuring actions and lower sales commissions on lower revenues. The decrease in bad debt expenses was largely the result of lower accounts receivable balances on lower revenues in 2012. The decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions, while the decrease in consulting and outside services was due to lower 2012 costs related to long-term sales and marketing strategy planning.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $25.5 million, or 49.0%, during the year ended December 31, 2013, compared to 2012, primarily as a result of increased costs from the evaluation of, and subsequent financial restatement related to, our historical revenue recognition practices and increased related legal expenses, partially offset by savings resulting from our 2012 restructuring actions and improved organizational efficiencies following our 2012 consumer business divestiture.

Year-Over-Year Change in General and Administrative Expenses for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013 Increase/(Decrease) From 2012		2012 (Decrease)/Increase From 2011 (Restated)
	$	%	$	%
Consulting and outside services expenses	$26,247	261.6%	$1,806	19.9%
Personnel-related expenses	1,479	5.4%	(1,499)	(5.2)%
Facilities and information technology infrastructure costs	(1,284)	(11.8)%	728	6.5%
Divestiture-related expenses and legal settlement costs	(1,019)	(99.4)%	522	94.0%
Other expenses	89	3.2%	(223)	(6.7)%
Total general and administrative expenses increase	$25,512	49.0%	$1,334	2.6%

2013 Compared to 2012

The increase in consulting and outside services costs in 2013, compared to 2012, was primarily due to $20.6 million in audit, legal and other professional fees for outside services incurred during 2013, but not present in 2012, resulting from the evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products. The increase in personnel-related expenses was primarily the result of higher accruals for incentive-based compensation, as well as costs related to our management transition, partially offset by lower stock-based compensation expense. The decrease in facilities and information technology infrastructure costs was primarily due to employee headcount reductions and facilities closures resulting from our 2012 restructuring actions. The decrease in divestiture-related expenses and legal settlement costs was primarily the result of certain costs related to our 2012 consumer business divestitures, which were not present in 2013.

2012 Compared to 2011 (Restated)

The decrease in personnel-related expenses for 2012, compared to 2011 (Restated), was largely due to decreased salary and benefit expense on lower headcount. The increase in consulting and outside services costs was primarily the result of increased audit and other professional fees for outside services during 2012. The increase in divestiture-related expenses and legal settlement costs was primarily the result of certain costs related to our 2012 consumer business divestitures, which were not present in 2011 (Restated).

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

Year-Over-Year Change in Amortization of Intangible Assets for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013 Decrease From 2012		2012 Decrease From 2011 (Restated)
	$	%	$	%
Amortization of intangible assets recorded in cost of revenues	$(1,106)	(43.0)%	$(119)	(4.4)%
Amortization of intangible assets recorded in operating expenses	(1,606)	(37.8)%	(4,274)	(50.1)%
Total amortization of intangible assets	$(2,712)	(39.7)%	$(4,393)	(39.1)%

2013 Compared to 2012

The decrease in amortization of intangible assets recorded in cost of revenues during 2013, compared to 2012, was primarily the result of certain acquired technology-related intangible assets becoming fully amortized. The decrease in amortization recorded in operating expenses for the same period was primarily the result of certain acquired intangible assets becoming fully amortized.

The unamortized balance of our identifiable intangible assets related to all acquisitions was $4.3 million at December 31, 2013. We expect amortization of these intangible assets to be approximately $1.8 million in 2014, $1.5 million in 2015 and $1.0 million in 2016. See Note J, Intangible Assets, to our Consolidated Financial Statements in Item 8 for further information regarding our identifiable intangible assets.

2012 Compared to 2011 (Restated)

The slight decrease in amortization of intangible assets recorded in cost of revenues during 2012, compared to 2011 (Restated), was primarily the result of changes in foreign currency exchange rates. The decrease in amortization recorded in operating expenses for the same period was primarily the result of certain acquired intangible assets becoming fully amortized.

Restructuring Costs, Net

2013 Restructuring Plans

In June 2013, our new leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with our strategic goals and enhance our global account team approach, eliminated 31 positions. As a result, we recognized related restructuring costs of $1.7 million in 2013.

During November and December 2013, our executive management team identified opportunities to lower costs in the supply and hardware technology group by eliminating 29 positions in hardware shared services and 15 positions in the supply and technology group. Additionally, an engineering reorganization at the same time resulted in the elimination of four engineering positions. As a result, we recognized $1.7 million of related restructuring costs in November and December 2013.

2012 Restructuring Plan

In June 2012, we committed to a series of strategic actions, or the 2012 Plan, to focus on our Broadcast and Media and Video and Audio Post and Professional markets and to drive improved operating performance. These actions included the divestiture of certain of our consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions in June 2012, the abandonment of one of our facilities in Burlington, Massachusetts and the partial abandonment of facilities in Mountain View and Daly City, California in September 2012. During 2012, we recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities.

During 2013, we recorded $0.1 million in additional severance costs and revisions totaling $1.8 million resulting from sublease assumption changes and other costs related to the abandoned facilities under the 2012 Plan. We substantially completed all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, we committed to a restructuring plan, or the 2011 Plan, intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 210 positions and the closure of our facility in Irwindale, California. During 2011 (Restated), we recorded $8.9 million related to severance costs and $0.2 million related to the closure of the Irwindale facility. During 2012, we recorded restructuring recoveries of $0.3 million as a result of revised severance estimates. There is no remaining accrual balance related to this plan at December 31, 2013, and no further restructuring actions are anticipated under this plan.

2010 Restructuring Plan

In December 2010, we initiated a worldwide restructuring plan, or the 2010 Plan, designed to better align financial and human resources in accordance with its strategic plans.  During 2011, we recorded restructuring expense recoveries of $3.2 million as a result of revised severance estimates, as well as $0.7 million in additional costs related to the closure of a facility in Germany. During 2012, we recorded revisions totaling $0.7 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California under the 2010 Plan. The remaining accrual balance of $0.5 million at December 31, 2013 is related to the closure of part of our Daly City, California facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plan

In October 2008, we initiated a company-wide restructuring plan, or the 2008 Plan. During 2012, we recorded revisions totaling $1.8 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2008 Plan. The remaining accrual balance of $2.2 million at December 31, 2013 is related to the closure of part of our Daly City, California and Dublin, Ireland facilities. No further restructuring actions are anticipated under this plan.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, generally consists of interest income and interest expense.

Interest and Other Income (Expense) for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Income (Expense)	$	%	Income (Expense)
Interest income	$555	$345	164.3%	$210
Interest expense	(1,574)	(26)	(1.7)%	(1,548)
Other income (expense), net	343	1,046	148.8%	(703)
Total interest and other income (expense), net	$(676)	$1,365	66.9%	$(2,041)

Interest and Other Income (Expense) for the Years Ended December 31, 2012 and 2011 (Restated)
(dollars in thousands)
	2012	Change (Restated)		2011
	Income (Expense)	$	%	Income (Expense) (Restated)
Interest income	$210	$68	47.9%	$142
Interest expense	(1,548)	380	19.7%	(1,928)
Other income (expense), net	(703)	(544)	(342.1)%	(159)
Total interest and other income (expense), net	$(2,041)	$(96)	(4.9)%	$(1,945)

The change in interest and other income (expense), net for 2013, compared to 2012, was primarily the result of changes in the valuation of a deferred compensation plan. During 2013, there was a decrease in the valuation of the plan resulting in net income recorded in other income (expense), compared to an increase in the valuation in 2012 that resulted in net expense recorded as other income (expense).

The change in interest and other income (expense), net for 2012, compared to 2011 (Restated), was the result of decreased interest expense related to our revolving credit facilities due to lower average outstanding borrowings resulting from lower borrowing requirements in 2012, as well as the net expense related to the deferred compensation plan recorded in 2012.

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Years Ended December 31, 2013 and 2012
(dollars in thousands)
	2013	Change		2012
	Provision	$	%	Provision
Provision for income taxes, net	$2,939	$(1,110)	(27.4)%	$4,049

Provision for Income Taxes, Net for the Years Ended December 31, 2012 and 2011 (Restated)
(dollars in thousands)
	2012	Change (Restated)		2011
	Provision	$	%	Provision (Restated)
Provision for income taxes, net	$4,049	$3,414	537.6%	$635
Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 12.2%, 7.9% and 0.4%, respectively, for 2013, 2012 and 2011 (Restated). Our 2013 provision for income taxes decreased by approximately $1.1 million from 2012, primarily as a result of changes in the jurisdictional mix of earnings and overall lower profitability of the business. During 2013, there were no significant discrete tax items that impacted the tax provision. The net tax provision of $4.0 million for 2012 included the following discrete items: a $2.3 million withholding tax liability, including interest and penalties, on a Canadian dividend; a $1.4 million tax provision associated with an Irish income tax audit; a $0.5 million tax provision associated with a change in the Company’s indefinite reinvestment assertion with respect to its Canadian subsidiary; and the adjustment of a valuation allowance against certain foreign deferred tax assets of $0.7 million; largely offset by a $3.8 million benefit for a refund claim related to a previously accrued Canadian withholding tax liability and a $0.7 million benefit for the release of a tax reserve. The net tax provision of $0.6 million for 2011 (Restated) reflected a current tax provision of $2.6 million, primarily related to taxable profits in certain jurisdictions and the settlement of a foreign tax position, and a deferred tax benefit of $2.0 million, primarily resulting from a foreign tax law change that allowed us to record a tax benefit for tax loss carryforwards and foreign amortization of nondeductible acquisition-related intangible assets.

We have significant net deferred tax assets that are primarily a result of tax credits and operating loss carryforwards. The realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. ASC Topic 740, Income Taxes, requires us to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of our deferred tax assets at December 31, 2013 and our level of historical U.S. losses, we have determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against our U.S. deferred tax assets. We have also determined that a valuation allowance is warranted on a portion of our foreign deferred tax assets.

Discontinued Operations

On July 2, 2012, we sold, in two separate transactions, a group of consumer audio and video products and certain related intellectual property with a negative carrying value of $25.0 million for total consideration of $14.8 million, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets. The audio assets were sold for $11.8 million. Proceeds of $10.9 million were received for the audio assets in 2012, with the remaining proceeds held in escrow until a final release date that occurred in March 2014. The video assets were sold for $3.0 million. Proceeds of $2.4 million were received for the video assets during the third quarter of 2012, with the remaining proceeds held in escrow until a final release date that occurred in January 2014.

The following table presents the income from discontinued operations for the years ended December 31, 2012 and 2011 (Restated) (in thousands):

	2012	2011 (Restated)
Net revenues	$46,101	$155,870
Costs of revenues	33,265	68,671
Gross profit	12,836	87,199
Operating expenses	5,004	23,292
Income from divested operations	7,832	63,907
Gain on divestiture of consumer business	37,972	—
Income from discontinued operations	$45,804	$63,907

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time since the fourth quarter of 2010 with borrowings under our credit facilities. At December 31, 2013, our principal sources of liquidity included cash and cash equivalents totaling $48.2 million and available borrowings under our credit facilities as discussed below.

At December 31, 2013, our working capital was $(133.0) million, compared to $(96.0) million at December 31, 2012. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. A significant portion of the deferred revenues balances related to 2011 and prior periods has been recognized during the three-year period ended December 31, 2013, and most of the remainder will be recognized into revenues during the next three years. We experienced a decrease in cash during 2013 due to significantly higher outside professional fees and consultant costs resulting from the evaluation of our current and historical accounting treatment related to bug fixes, upgrades and enhancements to certain products and the related restatement of our financial statements.

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

On October 1, 2010, we entered into a Credit Agreement with Wells Fargo Capital Finance LLC, or Wells Fargo, that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings or letter of credit guarantees. The actual amount of credit available to us will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions. On August 29, 2014, we entered into an amendment to our Credit Agreement that extended the maturity date from October 1, 2014 to October 1, 2015.

The Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. The Credit Agreement further limits our ability to access borrowings under the credit facilities in the event capital expenditures, as defined in the Credit Agreement, exceed $16.0 million for the year ending December 31, 2014 or EBITDA (as defined in the Amendment) of $33.8 million for the year ending December 31, 2014 is not achieved. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. See Note A, “Business and Summary of Significant Accounting Policies - Subsequent Events,” to our Consolidated Financial Statements for further detail on the amendment to our Credit Agreement.

We incur certain loan fees and costs associated with our credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At December 31, 2013, the balance of our deferred borrowing costs was $0.2 million, net of accumulated amortization of $1.0 million.

At various times during the year ended December 31, 2012, our U.S. operations borrowed and repaid a total of $11.0 million and the European operations borrowed and repaid a total of $3.0 million under the credit facilities. These funds were used primarily to facilitate the settlement of certain intercompany balances and payment of intercompany dividends. During the year ended December 31, 2013, we did not utilize our credit facilities, and at December 31, 2013, we had no outstanding borrowings under the facilities. At December 31, 2013, Avid Technology, Inc. and Avid Europe had letters of credit guaranteed under the credit facilities of $3.4 million and $1.7 million, respectively, with available borrowings under the credit facilities of approximately $18.4 million and $15.5 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant.

At July 31, 2014, we had outstanding borrowings of $10.0 million under the credit facilities, and the remaining availability totaled approximately $15.6 million.

We believe that our existing sources of liquidity and access to additional capital is a significant factor for our future development and the implementation of our growth strategy, and accordingly we may choose at any time to raise capital through debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. This may result in further dilution to our stockholders. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we may not be able to execute our business strategy.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Net cash (used in) provided by operating activities	$(9,145)	$34,709	$2,967
Net cash (used in) provided by investing activities	(11,536)	1,697	(12,192)
Net cash (used in) provided by financing activities	(96)	354	2,026
Effect of foreign currency exchange rates on cash and cash equivalents	(1,410)	775	(2,728)
Net (decrease) increase in cash and cash equivalents	$(22,187)	$37,535	$(9,927)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $9.1 million for the year ended December 31, 2013. This cash use reflected significant spending on restatement-related activities, restructuring activities and executive management changes of $13.2 million,

$13.2 million and $2.4 million, respectively. The spending associated with the restatement-related and restructuring activities is expected to materially abate by the end of 2014. The spending associated with the executive management changes was substantially completed in 2013.

Working capital items, excluding cash, decreased by $61.0 million in the aggregate for the year ended December 31, 2013, reflecting primarily the non-cash amortization of pre-2011 deferred revenues and payments related to pre-2013 restructuring activities, partially offset by improvements in cash collections of accounts receivable, lower cash investments in inventory and the timing of incentive-compensation payments.

Accounts receivable decreased $11.2 million for the year ended December 31, 2013, largely reflecting improved cash collections. Accounts receivable balances are net of allowances for sales returns, bad debts and customer rebates, all of which we estimate and record based primarily on historical experience.

Inventory decreased $9.0 million for the year ended December 31, 2013, reflecting our efforts to further optimize working capital investments through improved supply chain discipline. Inventory includes component parts, finished goods as well as inventory at customer sites related to shipments for which we have not yet recognized revenue. Inventory is sourced from third party suppliers, located primarily in Asia.

Cash Flows from Investing Activities

For the year ended December 31, 2013, the net cash flow used in investing activities primarily reflected $11.6 million used for the purchase of property and equipment. Our purchases of property and equipment typically consist of computer hardware and software to support our R&D activities and information systems. We expect our 2014 capital expenditures to be in line with those for 2013.

Cash Flows from Financing Activities

For the year ended December 31, 2013, the net cash flow used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During most of 2013, the exercise of stock options and the sale of shares under our employee stock purchase plan were suspended during our evaluation of, and subsequent financial restatement related to, our historical accounting treatment related to bug fixes, upgrades and enhancements to certain products. During 2013, we did not borrow against our credit facilities, and at December 31, 2013, we had no outstanding borrowings under the facilities.

CONTRACTUAL AND COMMERCIAL OBLIGATIONS

The following table sets forth future payments that we were obligated to make at December 31, 2013 under existing lease agreements and commitments to purchase inventory and other goods and services (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Operating leases	$85,075	$20,183	$25,965	$20,427	$18,500
Unconditional purchase obligations (a)	27,607	27,607	—	—	—
	$112,682	$47,790	$25,965	$20,427	$18,500

(a)
At December 31, 2013, we had entered into purchase commitments for certain inventory and other goods and services used in our normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year.

Other contractual arrangements or unrecognized tax positions that may result in cash payments consisted of the following at December 31, 2013 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Other (a)
Unrecognized tax positions and related interest	$800	$—	$—	$—	$—	$800
Stand-by letters of credit	5,723	1,869	1,288	—	2,566	—
	$6,523	$1,869	$1,288	$—	$2,566	$800

(a)
At December 31, 2013, unrecognized tax benefits and related interest totaled $24.7 million, of which $0.8 million would result in cash payments. We are unable to reasonably estimate the timing of the liability in any particular year due to uncertainties in the timing of the effective settlement of the positions.

We have three letters of credit at a bank that are used as security deposits in connection with our leased Burlington, Massachusetts headquarters office space. In the event of default on the underlying leases, the landlords would, at December 31, 2013, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided that we are not in default of the underlying leases and meet certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

We also have a standby letter of credit at a bank that is used as a security deposit in connection with our Daly City, California office space lease. In the event of a default on this lease, the landlord would be eligible to draw against this letter of credit to a maximum, at December 31, 2013, of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which runs through September 2014. We are not renewing this lease at the end of the term and expect the letter of credit to be released at that time.

In addition, we have letters of credit totaling $2.4 million that support our ongoing operations. These letters of credit have various terms and expire during 2014 and 2015. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

We operate our business globally and, consequently, our results from operations are exposed to movements in foreign currency exchange rates. We enter into foreign currency contracts, which generally have one-month maturities, to reduce exposures associated with the foreign exchange risks of certain forecasted third-party and intercompany receivables, payables and cash balances. At December 31, 2013, we had foreign currency contracts outstanding with an aggregate notional value of $21.0 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against forecasted foreign currency denominated receivables, payables and cash balances.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. At December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, issued substantially converged final standards on revenue recognition. FASB Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the following 30 days and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At December 31, 2013, we had such foreign currency forward contracts outstanding with an aggregate notional value of $21.0 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At December 31, 2013, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $5.4 million, denominated in the euro, Canadian dollar and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments and, accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. At December 31, 2013, the aggregate fair value of the outstanding derivatives was $(0.2) million. During the years ended December 31, 2013, 2012 and 2011 (Restated), we recorded net (losses) gains of $(0.2) million, $(0.7) million and $0.5 million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013, would not have a significant impact on our financial position, results of operations or cash flows, assuming the above-mentioned forecasts of foreign currency exposure are accurate, because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At December 31, 2013, we held $48.2 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. In 2010, we established revolving credit facilities that allow us to borrow up to $60 million, depending upon the level of certain accounts receivable and inventory balances and subject to other terms and conditions. At December 31, 2013, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates payable on outstanding borrowings under the credit facilities would not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

AVID TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note B to the financial statements, the accompanying 2011 consolidated financial statements have been restated to correct errors in the previously issued financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2014 expressed an adverse opinion on the Company's internal control over financial reporting due to the material weaknesses identified.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
September 11, 2014

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011 (Restated)
Net revenues:
Products	$395,531	$478,830	$660,720
Services	167,881	156,873	106,165
Total net revenues	563,412	635,703	766,885
Cost of revenues:
Products	159,264	182,764	188,217
Services	63,177	63,670	70,808
Amortization of intangible assets	1,468	2,574	2,693
Total cost of revenues	223,909	249,008	261,718
Gross profit	339,503	386,695	505,167
Operating expenses:
Research and development	95,249	98,879	111,129
Marketing and selling	133,890	153,481	163,204
General and administrative	77,578	52,066	50,732
Amortization of intangible assets	2,648	4,254	8,528
Restructuring costs, net	5,370	24,838	6,534
Total operating expenses	314,735	333,518	340,127
Operating income	24,768	53,177	165,040
Interest income	555	210	142
Interest expense	(1,574)	(1,548)	(1,928)
Other income (expense), net	343	(703)	(159)
Income from continuing operations before income taxes	24,092	51,136	163,095
Provision for income taxes, net	2,939	4,049	635
Income from continuing operations, net of tax	21,153	47,087	162,460
Discontinued operations:
Gain on divestiture of consumer business	—	37,972	—
Income from divested operations	—	7,832	63,907
Income from discontinued operations	—	45,804	63,907
Net income	$21,153	$92,891	$226,367

Income per common share – basic:
Income per share from continuing operations, net of tax – basic	$0.54	$1.21	$4.23
Income per share from discontinued operations – basic	—	1.18	1.66
Net income per common share – basic	$0.54	$2.39	$5.89

Income per common share – diluted:
Income per share from continuing operations, net of tax – diluted	$0.54	$1.21	$4.22
Income per share from discontinued operations – diluted	—	1.18	1.65
Net income per common share – diluted	$0.54	$2.39	$5.87

Weighted-average common shares outstanding – basic	39,044	38,804	38,435
Weighted-average common shares outstanding – diluted	39,070	38,836	38,534

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011 (Restated)
Net income	$21,153	$92,891	$226,367

Other comprehensive income (loss):
Net change in defined benefit plan	—	—	146
Foreign currency translation adjustments	(1,717)	606	(2,319)

Comprehensive income	$19,436	$93,497	$224,194

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,203	$70,390
Accounts receivable, net of allowances of $13,963 and $20,977 at December 31, 2013 and 2012, respectively	56,770	67,956
Inventories	60,122	69,143
Deferred tax assets, net	522	586
Prepaid expenses	7,778	9,060
Other current assets	17,493	19,950
Total current assets	190,888	237,085
Property and equipment, net	35,186	41,441
Intangible assets, net	4,260	9,217
Long-term deferred tax assets, net	2,415	2,825
Other long-term assets	2,393	3,793
Total assets	$235,142	$294,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,990	$35,425
Accrued compensation and benefits	30,342	25,177
Accrued expenses and other current liabilities	41,273	34,003
Income taxes payable	6,875	7,969
Deferred tax liabilities, net	14	203
Deferred revenues	211,403	230,305
Total current liabilities	323,897	333,082
Long-term deferred tax liabilities, net	565	713
Long-term deferred revenues	255,429	328,180
Other long-term liabilities	14,586	17,978
Total liabilities	594,477	679,953

Commitments and contingencies (Notes L and O)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,339 shares and 42,339 shares issued and 39,082 shares and 38,936 shares outstanding at December 31, 2013 and 2012, respectively	423	423
Additional paid-in capital	1,043,384	1,039,562
Accumulated deficit	(1,336,526)	(1,357,679)
Treasury stock at cost, net of reissuances, 3,257 shares and 3,403 shares at December 31, 2013 and 2012, respectively	(72,543)	(75,542)
Accumulated other comprehensive income	5,927	7,644
Total stockholders’ deficit	(359,335)	(385,592)
Total liabilities and stockholders’ deficit	$235,142	$294,361

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares of Common Stock			Additional			Accumulated Other	Total
	Issued	In Treasury	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Equity (Deficit)
Balances at December 31, 2010 (As reported)	42,339	(4,164)	$423	$1,005,198	$(495,254)	$(91,025)	$7,268	$426,610
Cumulative prior period adjustments resulting from restatement and other revisions				12,204	(751,093)		1,943	(736,946)
Balances at December 31, 2010 (Restated)	42,339	(4,164)	423	1,017,402	(1,246,347)	(91,025)	9,211	(310,336)

Cumulative-effect adjustments due to adoption of ASU No. 2010-28					(419,368)			(419,368)

Stock issued pursuant to employee stock plans		430		(1,213)	(5,485)	8,724		2,026

Stock-based compensation (Restated)				12,609				12,609

Net income (Restated)					226,367			226,367

Other comprehensive loss (Restated)							(2,173)	(2,173)
Balances at December 31, 2011 (Restated)	42,339	(3,734)	423	1,028,798	(1,444,833)	(82,301)	7,038	(490,875)

Stock issued pursuant to employee stock plans		331		(668)	(5,737)	6,759		354

Stock-based compensation				11,432				11,432

Net income					92,891			92,891

Other comprehensive income							606	606
Balances at December 31, 2012	42,339	(3,403)	423	1,039,562	(1,357,679)	(75,542)	7,644	(385,592)

Stock issued pursuant to employee stock plans		146		(3,095)		2,999		(96)

Stock-based compensation				6,917				6,917

Net income					21,153			21,153

Other comprehensive loss							(1,717)	(1,717)
Balances at December 31, 2013	42,339	(3,257)	$423	$1,043,384	$(1,336,526)	$(72,543)	$5,927	$(359,335)

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Cash flows from operating activities:
Net income	$21,153	$92,891	$226,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,767	27,495	31,983
Provision for doubtful accounts	157	125	1,473
Non-cash provision for restructuring	—	1,459	326
(Gain) loss on sales of assets	(125)	(252)	597
Gain on divestiture of consumer business	—	(37,972)	—
Stock-based compensation expense	6,917	11,432	12,609
Non-cash interest expense	294	294	301
Foreign currency transaction (gains) losses	(10)	(1,251)	1,818
Provision for deferred taxes	730	(400)	(1,994)
Changes in operating assets and liabilities:
Accounts receivable	11,030	26,765	(3,804)
Inventories	9,021	20,844	(3,317)
Prepaid expenses and other current assets	4,393	(3,745)	(223)
Accounts payable	(1,416)	(7,111)	(4,533)
Accrued expenses, compensation and benefits and other liabilities	8,932	(3,300)	(17,436)
Income taxes payable	(1,324)	676	(640)
Deferred revenues	(91,664)	(93,241)	(240,560)
Net cash (used in) provided by operating activities	(9,145)	34,709	2,967

Cash flows from investing activities:
Purchases of property and equipment	(11,625)	(9,703)	(10,795)
Capitalized software development costs	—	—	(1,242)
Change in other long-term assets	(36)	(40)	(155)
Proceeds from divestiture of consumer business	—	11,440	—
Proceeds from sale of assets	125	—	—
Net cash (used in) provided by investing activities	(11,536)	1,697	(12,192)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	177	1,022	3,239
Common stock repurchases for tax withholdings for net settlement of equity awards	(273)	(668)	(1,213)
Proceeds from revolving credit facilities	—	14,000	21,000
Payments on revolving credit facilities	—	(14,000)	(21,000)
Net cash (used in) provided by financing activities	(96)	354	2,026

Effect of exchange rate changes on cash and cash equivalents	(1,410)	775	(2,728)
Net (decrease) increase in cash and cash equivalents	(22,187)	37,535	(9,927)
Cash and cash equivalents at beginning of year	70,390	32,855	42,782
Cash and cash equivalents at end of year	$48,203	$70,390	$32,855

Cash paid for income taxes, net of refunds	$2,173	$6,554	$3,805
Cash paid for interest	1,281	1,224	1,508

See Note I for supplemental disclosures.

The accompanying notes are an integral part of the consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Avid Technology, Inc. (“Avid” or the “Company”) provides technology solutions that enable the creation and monetization of audio and video content. Specifically, the Company develops, markets, sells and supports software and hardware for digital media content production, management and distribution. Digital media are video, audio or graphic elements in which the image, sound or picture is recorded and stored as digital values, as opposed to analog or tape-based signals. The Company’s products are used in production and post-production facilities; film studios; network, affiliate, independent and cable television stations; recording studios; live-sound performance venues; advertising agencies; government and educational institutions; corporate communication departments; and by independent video and audio creative professionals and enthusiasts. Projects produced using Avid’s products include feature films, prime-time television shows, news programs, commercials, music, video and other recordings.

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At December 31, 2013, the Company’s principal sources of liquidity included cash and cash equivalents totaling $48.2 million and available borrowings under the Company’s credit facilities, which are discussed in Note R. Cash used in operating activities aggregated $9.1 million for the year ended December 31, 2013. This cash use reflected significant spending on restatement-related activities, restructuring related activities and executive management changes of $13.2 million, $13.2 million and $2.4 million, respectively. The spending associated with the restatement and restructuring activities is expected to materially abate by the end of 2014. The spending associated with the executive management changes was substantially completed in 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Basis of Presentation

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

Subsequent Events

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a credit agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”) that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees (the “Credit Agreement”). On August 29, 2014, the Company entered into an amendment (the “Amendment”) to its Credit Agreement with Wells Fargo. The Amendment (i) extended the maturity of the Credit Agreement from October 1, 2014 to October 1, 2015, (ii) changed the maximum amounts available under each of the revolving credit facilities, and (iii) added certain financial covenants, as described below.

Under the Amendment, the maximum amount available for Avid Technology, Inc., (“Avid Technology”) was increased to $45 million (from $40 million) and the maximum amount available for its subsidiary Avid Technology International B.V. (“Avid Europe”) was decreased to $15 million (from $20 million). The maximum amount available under the combined credit facilities continues to be $60 million, subject to certain limitations on borrowing and other terms and conditions as provided in the Credit Agreement described in Note R.

The Amendment further limits the Company’s ability to access borrowings under the credit facilities if (i) EBITDA (as defined in the Amendment) of $33.8 million is not achieved for the year ending December 31, 2014, or (ii) capital expenditures (as defined in the Amendment) exceed $16.0 million for the year ending December 31, 2014.

The Company evaluated subsequent events through the date of issuance of these consolidated financial statements and, except for the subsequent events disclosed above and in Notes L, M and R, no other recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

Revenue Recognition

General

The Company commences revenue recognition when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Generally, the products the Company sells do not require significant production, modification or customization. Installation of the Company’s products is generally routine, consists of implementation and configuration and does not have to be performed by Avid.

The Company often receives multiple purchase orders or contracts from a single customer or a group of related customers that are evaluated to determine if they are, in effect, part of a single arrangement. In situations when the Company has concluded that two or more orders with the same customer are so closely related that they are, in effect, parts of a single arrangement, the Company accounts for those orders as a single arrangement for revenue recognition purposes. In other circumstances, when the Company has concluded that two or more orders with the same customer are independent buying decisions, such as an earlier purchase of a product and a subsequent purchase of a software upgrade or maintenance contract, the Company accounts for those orders as separate arrangements for revenue recognition purposes.

For many of the Company’s products, there has been an ongoing practice of the Company making available at no charge to customers minor feature and compatibility enhancements as well as bug fixes on a when-and-if-available basis (collectively, “Software Updates”) for a period of time after initial sales to end users. The implicit obligation to make such Software Updates available to customers over a period of time represents implied post-contract customer support, which is deemed to be a deliverable in each arrangement and is accounted for as a separate element (referred to by the Company as “Implied Maintenance Release PCS”).

The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include products, support, training, professional services and Implied Maintenance Release PCS. In accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to ASC Topic 605 (“ASU No. 2009-13”) for these multiple-element arrangements, the Company allocates revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, the Company first determines the selling price of each deliverable based on (i) vendor-specific objective evidence (“VSOE”) of fair value, if that exists; (ii) third-party evidence of selling price (“TPE”) when VSOE does not exist; or (iii) best estimate of the selling price (“BESP”) when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. The Company's process for determining BESP for deliverables for which VSOE or TPE does not exist involves significant management judgment. In determining BESP for each deliverable where it is required, the Company considers a number of data points, including:

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis;

•	the pricing of standalone sales that may not qualify as VSOE of fair value due to limited volumes or variation in prices; and

•	other pricing factors, such as the geographical region in which products are sold and expected discounts based on the customer size and type.

In determining a BESP for Implied Maintenance Release PCS, which the Company has never sold separately, management considers (i) the service period for the Implied Maintenance Release PCS, (ii) the differential in value of the Implied Maintenance Release PCS deliverable compared to a full support contract, (iii) the likely list price that would have resulted from the Company’s established pricing practices had the deliverable been offered separately, and (iv) the prices a customer would likely be willing to pay.

The Company estimates service period of Implied Maintenance Release PCS based on the length of time the product version purchased by the customer is planned to be supported with Software Updates. If facts and circumstances indicate that the original deemed service period of Implied Maintenance Release PCS for a product has changed significantly after original revenue recognition has commenced, the Company will modify remaining estimated deemed service period accordingly and recognize the then-remaining deferred revenue balance over the revised deemed service period.

The Company has established VSOE of fair value for all professional services and training and for some of its support offerings. The Company's policy for establishing VSOE of fair value consists of evaluating standalone sales, where available, to determine if a substantial portion of the transactions fall within a reasonable range. If a sufficient volume of standalone sales exist and the standalone pricing for a substantial portion of the transactions falls within a reasonable range, management concludes that VSOE of fair value exists.

In accordance with ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to ASC Subtopic 985-605 (“ASU No. 2009-14”), the Company excludes from the scope of software revenue recognition requirements its sales of tangible products that contain both software and non-software components that function together to deliver the essential functionality of the tangible products. The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011 for new and materially modified arrangements originating after December 31, 2010.

Prior to our adoption of ASU No. 2009-14, the Company primarily recognized revenues using the revenue recognition criteria of Accounting Standards Codification, or ASC, Subtopic 985-605, Software-Revenue Recognition. As a result of its adoption of ASU No. 2009-14 on January 1, 2011, a majority of the Company’s products are now considered non-software elements under GAAP, which excludes them from the scope of ASC Subtopic 985-605 and includes them within the scope of ASC Topic 605, Revenue Recognition. Because the Company had not been able to establish VSOE of fair value for Implied Maintenance Release PCS, as described further below, substantially all revenue arrangements prior to January 1, 2011 were recognized on a ratable basis over the service period of Implied Maintenance Release PCS. Subsequent to January 1, 2011 and the adoption of ASU No. 2009-14, the Company determines a relative selling price for all elements of the arrangement through the use of BESP, as VSOE and TPE are typically not available, resulting in revenue recognition upon delivery of arrangement consideration attributable to product revenue, provided all other criteria for revenue recognition are met, and revenue recognition of Implied Maintenance Release PCS and other service and support elements over time as services are rendered. As a result of the adoption of these standards, the Company recorded increased revenues and net income of approximately $300 million for the year ended December 31, 2011 (Restated) as compared with results that would have been recorded under the prior accounting standards.

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

Revenue Recognition of Non-Software Deliverables

Revenue from products that are considered non-software deliverables is recognized upon delivery of the product to the customer. Products are considered delivered to the customer once they have been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. Revenue from support that is considered a non-software deliverable is initially deferred and is recognized ratably over the contractual period of the arrangement, which is generally twelve months. Professional services and training services are typically sold to customers on a time and materials basis. Revenue from professional services and training services that are considered non-software deliverables is recognized for these deliverables as services are provided to the customer. Revenue for Implied Maintenance Release PCS that is considered a non-software deliverable is recognized ratably over the service period of Implied Maintenance Release PCS, which ranges from 1 to 8 years.

Revenue Recognition of Software Deliverables

The Company recognizes the following types of elements sold using software revenue recognition guidance: (i) software products and software upgrades, when the software sold in a customer arrangement is more than incidental to the arrangement as a whole and the product does not contain hardware that functions with the software to provide essential functionality, (ii) initial support contracts where the underlying product being supported is considered to be a software deliverable, (iii) support contract renewals, and (iv) professional services and training that relate to deliverables considered to be software deliverables. Because the Company does not have VSOE of the fair value of its software products, it is permitted to account for its typical customer arrangements that include multiple elements using the residual method. Under the residual method, the VSOE of fair value of the undelivered elements (which could include support, professional services or training, or any combination thereof) is deferred and the remaining portion of the total arrangement fee is recognized as revenue for the delivered elements. If evidence of the VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when VSOE of fair value can be established. VSOE is typically based on the price charged when the element is sold separately to customers. The Company is unable to use the residual method to recognize revenues for most arrangements that include products that are software deliverables under GAAP since VSOE of fair value does not exist for Implied Maintenance Release PCS elements, which are included in a majority of the Company’s arrangements.

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

Other Revenue Recognition Policies

In a limited number of arrangements, the professional services and training to be delivered are considered essential to the functionality of the Company’s software products. If services sold in an arrangement are deemed to be essential to the functionality of the software products, the arrangement is accounted for using contract accounting. As the Company has concluded that it cannot reliably estimate its contract costs, the Company uses the completed contract method of contract accounting. The completed contract method of accounting defers all revenue and costs until the date that the products have been delivered and professional services, exclusive of post-contract customer support, have been completed. Deferred costs related to fully deferred contracts are recorded as a component of inventories in the consolidated balance sheet, and generally all other costs of sales are recognized when revenue recognition commences.

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

In the consolidated statements of operations, the Company classifies revenues as product revenues or services revenues. For multiple-element arrangements that include both product and service elements, including Implied Maintenance Release PCS, the Company evaluates available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenues and services revenues. The amount of multiple-element arrangement fees classified as product and service revenues based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenues if VSOE of fair value for all elements existed.

Allowance for Sales Returns and Exchanges

The Company maintains allowances for estimated potential sales returns and exchanges from its customers. The Company records a provision for estimated returns and other allowances as a reduction of revenues in the same period that related revenues are recorded based on historical experience and specific customer analysis. Use of management estimates is required in connection with establishing and maintaining a sales allowance for expected returns and other credits. If actual returns differ from the estimates, additional allowances could be required.

The following table sets forth the activity in the allowance for sales returns and exchanges for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
	2013	2012	2011 (Restated)
Allowance for sales returns and exchanges – beginning of year	$19,460	$22,767	$23,658
Adjustments to the allowance	9,243	11,402	22,161
Deductions against the allowance	(16,184)	(14,709)	(23,052)
Allowance for sales returns and exchanges – end of year	$12,519	$19,460	$22,767

Allowances for Doubtful Accounts

The Company maintains allowances for estimated losses from bad debt resulting from the inability of its customers to make required payments for products or services. When evaluating the adequacy of the allowances, the Company analyzes accounts receivable balances, historical bad debt experience, customer concentrations, customer credit worthiness and current economic trends. To date, actual bad debts have not differed materially from management’s estimates.

The following table sets forth the activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
	2013	2012	2011 (Restated)
Allowance for doubtful accounts – beginning of year	$1,517	$2,401	$2,928
Additions to the allowance	157	125	1,473
Deductions against the allowance	(230)	(1,009)	(2,000)
Allowance for doubtful accounts – end of year	$1,444	$1,517	$2,401

Translation of Foreign Currencies

The functional currency of each of the Company’s foreign subsidiaries is the local currency, except for the Irish manufacturing branch whose functional currency is the U.S. dollar due to the extensive interrelationship of the operations of the Irish branch and the U.S. parent and the high volume of intercompany transactions between that branch and the parent. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items for these entities are translated using rates that approximate those in effect during the period. Cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. The Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

The U.S. parent company and its Irish manufacturing branch, both of whose functional currency is the U.S. dollar, carry certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities typically include cash, accounts receivable and intercompany operating balances denominated in foreign currencies. These assets and liabilities are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Foreign currency transaction and remeasurement gains and losses are included within marketing and selling expenses in the results of operations. See Note D for the net foreign exchange gains and losses recorded in the Company’s statements of operations during the years ended December 31, 2013, 2012 and 2011 (Restated) that resulted from the gains and losses on Company’s foreign currency contracts and the revaluation of the related hedged items.

The U.S. parent company and various other wholly owned subsidiaries have long-term intercompany loan balances denominated in foreign currencies that are remeasured into the U.S. dollar at the current exchange rate in effect at the balance sheet date. Such loan balances are not expected to be settled in the foreseeable future. Any gains and losses relating to these loans are included in the accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit.

Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of commercial paper, money market investments and certificates of deposit. The Company considers all debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities, have historically consisted of certificates of deposit, commercial paper, asset-backed securities, discount notes, and corporate, municipal, agency and foreign bonds. The Company generally invests in securities that mature within one year from the date of purchase. The Company classifies its cash equivalents and marketable securities as “available for sale” and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. Amortization or accretion of premium or discount is included in interest income (expense) in the results of operations. Other than those investments held in the Company’s deferred compensation plan, the Company held no available for sale securities classified as either cash equivalents or marketable securities at December 31, 2013 or 2012.

Cash equivalents and marketable securities, including money market investments and mutual funds accounted for as trading securities, held in the Company’s deferred compensation plan are reported at fair value using quoted prices with the gains and losses included as other income (expense) in the Company’s statement of operations. Realized gains and losses from the Company’s deferred compensation plans were not material for the years ended December 31, 2013, 2012 and 2011 (Restated).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, foreign currency contracts and accounts receivable. The Company may place its excess cash in marketable investment grade securities and uses foreign currency contracts to manage certain of its short-term exposures to fluctuations in foreign currency exchange rates. The Company places its cash and cash equivalents and foreign currency contracts with financial institutions that management believes to be of high credit quality, and, generally, there are no significant concentrations in any one issuer of debt securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that make up the Company’s customer base and their dispersion across different regions. No individual customer accounted for 10% or more of the Company’s net revenues or net accounts receivable in the periods presented.

Foreign Currency Risk

The Company has significant international operations and, therefore, the Company’s revenues, earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables, payables, sales and expense transactions, and net investments in foreign operations. The Company derives more than half of its revenues from customers outside the United States. This business is, for the most part, transacted through international subsidiaries and generally in the currency of the end-user customers. Therefore, the Company is exposed to the risks that changes in foreign currency could adversely affect its revenues, net income, cash flow and financial position. The Company uses derivatives in the form of foreign currency contracts to manage its short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of its ongoing international business operations. The Company does not enter into any derivative instruments for trading or speculative purposes.

The Company records all foreign currency contract derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as hedges of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Under hedge accounting, the determination of hedge effectiveness is dependent upon whether the gain or loss on the hedging derivative is highly effective in offsetting the gain or loss in the value of the item being hedged.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Management regularly reviews inventory quantities on hand and writes down inventory to its realizable value to reflect estimated obsolescence or lack of marketability based on assumptions about future inventory demand and market conditions. Inventory in the digital-media market, including the Company’s inventory, is subject to rapid technological change or obsolescence; therefore, utilization of existing inventory may differ from the Company’s estimates.

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

Intangible Assets

Intangible assets consist of acquired and internally developed assets. Acquired intangible assets include customer relationships, developed technology, trade names and non-compete agreements from acquisitions. Internally developed assets consist primarily of various technologies that form the basis of products sold to customers. Costs are capitalized from when technological feasibility is established up until when the product is available for general release. Intangible assets are determined to have either finite or indefinite lives. For finite-lived intangible assets amortization is straight-line over the estimated useful lives of such assets, which are generally two years to twelve years. Straight-line amortization is used because the Company cannot reliably determine a discernible pattern over which the economic benefits would be realized. The Company does not have any indefinite-lived intangible assets. Intangible assets are tested for impairment when events and circumstances indicate there is an impairment. The impairment test involves comparing the sum of undiscounted cash flows to the carrying value as of the measurement date. Impairment occurs when the carrying value of the assets exceeds the sum of undiscounted cash flows. Impairment is then measured as the difference between the carrying value and fair value determined using a discounted cash flow method. In estimating the fair value using a discounted cash flow method, the Company uses assumptions that include forecast revenues, gross margins, operating profit margins, growth rates and long term discount rates, all of which require significant judgment by management. Changes to these assumptions could affect the estimated fair value of the intangible asset and could result in an impairment charge in future.

Discontinued Operations

The Company classifies the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As discussed in Note I, the Company completed the sales of the consumer audio and consumer video product lines in the third quarter of 2012. The operations of divested businesses have been reflected as discontinued operations for all periods presented in these consolidated financial statements.

Long-Lived Assets

The Company periodically evaluates its long-lived assets for events and circumstances that indicate a potential impairment. A long-lived asset is assessed for impairment when the undiscounted expected future cash flows derived from that asset are less than its carrying value. The cash flows used for this analysis take into consideration a number of factors including past operating results, budgets and economic projections, market trends and product development cycles. The amount of any impairment would be equal to the difference between the estimated fair value of the asset, based on a discounted cash flow analysis, and its carrying value.

Advertising Expenses

All advertising costs are expensed as incurred and are classified as marketing and selling expenses. Advertising expenses during 2013, 2012 and 2011 (Restated) were $1.8 million, $3.1 million and $3.8 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred, except for costs that qualify for capitalization. Development costs for software to be sold that are incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized. Upon general release, these costs are amortized using the straight-line method over the expected life of the related products, generally 12 to 36 months. The straight-line method generally results in approximately the same amount of expense as that calculated using the ratio that current period gross product revenues bear to total anticipated gross product revenues. The Company periodically evaluates the assets, considering a number of business and economic factors, to determine if an impairment exits.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability with consideration for such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the magnitude of the Company’s deferred tax assets at December 31, 2013 and the historical U.S. losses, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its U.S. net deferred tax assets. The Company has also determined that a valuation allowance is warranted on a portion of its foreign deferred tax assets.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (“unrecognized tax benefits”) that are considered appropriate as well as the related net interest and penalties.

Accounting for Stock-Based Compensation

The Company’s stock-based employee compensation plans allow the Company to grant stock awards, options, or other equity-based instruments, or a combination thereof, as part of its overall compensation strategy. For stock-based awards granted, the Company records stock-based compensation cost based on the grant date fair value over the requisite service periods for the individual awards, which generally equal the vesting periods. The vesting of stock-based award grants may be based on time, performance conditions, market conditions, or a combination of performance or market conditions.

Product Warranties

The Company provides warranties on externally sourced and internally developed hardware. The warranty period for all of the Company’s products is generally 90 days to one year, but can extend up to five years depending on the manufacturer’s warranty or local law. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. At the end of each quarter, the Company reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjusts the accrued amounts accordingly.

Computation of Net Income Per Share

Net income per share is presented for both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted-average number of common shares outstanding during the period, excluding non-vested restricted stock held by employees. Diluted EPS is based on the weighted-average number of common and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and non-vested restricted stock and restricted stock units, the proceeds and remaining unrecorded compensation expense of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. For periods when the Company reports a loss, all potential common stock is considered anti-dilutive. For periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation costs in excess of the Company’s average common stock fair value for the related period or that are contingently issuable are considered anti-dilutive. The contingently issuable potential common shares result from certain stock options and restricted stock units granted to the Company’s executive officers that vest based on performance conditions, market conditions, or a combination of performance or market conditions (see Notes C and M).

Accounting for Restructuring Plans

The Company records facility-related restructuring charges in accordance with ASC Topic 420, Liabilities: Exit or Disposal Cost Obligations. Based on the Company’s policies for the calculation and payment of severance benefits, the Company accounts for employee-related restructuring charges as an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. Restructuring charges and accruals require significant estimates and assumptions, including sub-lease income assumptions. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in the Company’s statement of operations in the period when such changes are known.

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

B.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the foregoing and as explained in more detail below, the Company has restated its consolidated financial statements for the year ended December 31, 2011. The restatement also affects periods prior to the year ended December 31, 2011, and the cumulative effects of the restatement have been reflected as prior period adjustments to the 2011 opening balance of accumulated deficit.

Restatement Adjustments

Revenue Recognition

The failure to identify and account for the existence of Implied Maintenance Release PCS resulted in errors in the timing of revenue recognition reported in the Company’s previously issued consolidated financial statements. Historically, the Company generally recognized revenue upon product shipment or over the period services and post-contract customer support were provided (assuming other revenue recognition conditions were met). As described more fully in the Company’s policy for “Revenue Recognition” in Note A, the existence of Implied Maintenance Release PCS in a customer arrangement requires recognition of some or all arrangement consideration, depending on GAAP applicable to the deliverables, over the period of time that the Implied Maintenance Release PCS is delivered, which is after product delivery or services are rendered and is generally several years. The errors in the timing of revenue recognition have been corrected in the restated consolidated financial statements. The significant change in the pattern of revenue recognition also had indirect impacts on revenue related accounts, such as sales return allowances and, as discussed further below, non-revenue accounts such as goodwill, stock-based compensation and income taxes, which have also been restated in the restated consolidated financial statements.

Goodwill

As a result of the change in the timing of revenue recognition described above and the resulting increase in deferred revenues, the carrying values of the reporting units used in the Company’s original goodwill impairment tests were incorrect for each historical period impacted by the restatement of revenue, including those periods in which impairment charges totaling $172.4 million had been recorded. The decrease in carrying value of the reporting units arising from the deferred revenue resulted in negative carrying value and changes to the original step one conclusions that further considerations of goodwill impairment were required under step two, and, as such, no impairment should have been recognized in the periods prior to January 1, 2011. As a result, the carrying value of goodwill was restated to $419.4 million at December 31, 2010. On January 1, 2011, the Company adopted ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”).  ASU No. 2010-28 requires companies with negative carrying value of a reporting unit to perform step two of the impairment test when it is more likely than not that a goodwill impairment exists. Upon adoption of ASU No. 2010-28, the Company recorded a full impairment of goodwill through a cumulative-effect adjustment to accumulated deficit. The decline in the fair value of goodwill that caused the impairment was the result of declines in actual and expected cash flows that occurred over a several-year period prior to December 31, 2010.

The following table presents the adjustments to goodwill for the year ended December 31, 2011 (Restated) (in thousands):

Goodwill balance at December 31, 2010, as previously reported	$246,997
Effect of restatement	172,371
Goodwill balance at December 31, 2010, as restated	419,368
Cumulative-effect adjustment due to the adoption of ASU No. 2010-28	(419,368)
Goodwill balance at December 31, 2011, as restated	$—

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

Restructuring

The Company also identified errors in a restructuring charge recorded in the year ended December 31, 2009. The Company originally assumed that a vacated facility could be sublet, reducing the restructuring expense by $2.2 million at that time. Subsequently, management determined that contractual provisions severely limited the Company from executing a sublease, which resulted in no possible sublease income at the time of lease abandonment. The cumulative effect of this error and other restructuring-related adjustments totaling $1.5 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit.

Income Taxes

The Company identified and corrected certain errors related to the accounting for an intercompany loan made between two of its international subsidiaries that occurred during the year ended December 31, 2007. The Company determined that it should have accrued withholding taxes of $3.8 million, and as a result the Company had understated the provision for income taxes in 2007 and income taxes payable reported on its balance sheets for each period subsequent to the transaction. Additionally, as the tax was not withheld and paid to the taxing authority, the Company is subject to interest and penalties on the unpaid balance. The cumulative effect of this error and other adjustments totaling $6.2 million at December 31, 2010 was reflected as an adjustment to the 2011 opening balance of accumulated deficit. The Company also adjusted income taxes as necessary to reflect the impact of the changes in the timing of revenue recognition described above. The Company also identified several errors in the compilation of its deferred tax assets and liabilities. Due to the valuation allowance the Company had recorded against gross deferred tax assets, the adjustments had no net effect on its financial results; however, the corrected balances are reflected in Note O.

Other Adjustments

In addition to correcting the restatement adjustments described above, the Company also recorded other adjustments for other errors identified during the restatement process, including adjustments of $5.1 million to inventory and adjustments to accrued liabilities, as well as reclassifications of operating expenses to cost of revenues totaling $9.5 million.

Cumulative Effect of Prior Period Adjustments

The following tables present the cumulative effect of the prior period adjustments to stockholders’ deficit at December 31, 2010 and 2011 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2010, as previously reported	$423	$1,005,198	$(495,254)	$(91,025)	$7,268	$426,610
Revenue recognition adjustments	—	—	(897,835)	—	957	(896,878)
Goodwill adjustments	—	—	172,371	—	—	172,371
Restructuring adjustments	—	—	(1,452)	—	—	(1,452)
Income tax adjustments	—	—	(6,280)	—	683	(5,597)
Stock-based compensation adjustments	—	12,204	(12,204)	—	—	—
Other adjustments	—	—	(5,693)	—	303	(5,390)
Balances at December 31, 2010, as restated	$423	$1,017,402	$(1,246,347)	$(91,025)	$9,211	$(310,336)

	Balances at December 31, 2011, as Previously Reported	Cumulative Effect of Prior Period Adjustments as of December 31, 2010	Stock-Based Compensation Adjustments	Other Adjustments	Balances at December 31, 2011, as Restated
Additional paid-in capital	$1,018,604	$12,204	$(2,010)	$—	$1,028,798
Accumulated other comprehensive income	4,807	1,943	—	288	7,038

Discontinued Operations

On July 2, 2012, the Company exited its consumer business through the sale of the assets of that business in two separate transactions. As described further in Note I, the disposition of the consumer business qualified for presentation as a discontinued operation; therefore, these financial statements have been retrospectively adjusted for all periods presented to report the consumer business as a discontinued operation. The Adjustments to Consolidated Statement of Operations and Adjustments to Consolidated Statement of Cash Flows tables below also include a column for discontinued operations to allow reconciliation back to the originally issued financial statements.

Adjustments to Consolidated Statement of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2011 (in thousands except per share data):

	Year Ended December 31, 2011
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Net revenues:
Products	$546,371	$270,219	$—	$(155,870)	$660,720
Services	131,565	(25,400)	—	—	106,165
Total net revenues	677,936	244,819	—	(155,870)	766,885
Cost of revenues:
Products	255,735	—	1,153	(68,671)	188,217
Services	62,482	—	8,326	—	70,808
Amortization of intangible assets	2,693	—	—	—	2,693
Total cost of revenues	320,910	—	9,479	(68,671)	261,718
Gross profit	357,026	244,819	(9,479)	(87,199)	505,167
Operating expenses:
Research and development	118,108	—	252	(7,231)	111,129
Marketing and selling	183,865	—	(9,897)	(10,764)	163,204
General and administrative	58,448	—	(2,419)	(5,297)	50,732
Amortization of intangible assets	8,528	—	—	—	8,528
Restructuring costs, net	8,858	—	(2,324)	—	6,534
Total operating expenses	377,807	—	(14,388)	(23,292)	340,127
Operating (loss) income	(20,781)	244,819	4,909	(63,907)	165,040
Interest income	144	—	(2)	—	142
Interest expense	(2,053)	—	125	—	(1,928)
Other expense, net	(159)	—	—	—	(159)
(Loss) income from continuing operations before income taxes	(22,849)	244,819	5,032	(63,907)	163,095
Provision for income taxes, net	942	—	(307)	—	635
(Loss) income from continuing operations, net of tax	(23,791)	244,819	5,339	(63,907)	162,460
Discontinued operations:
Income from divested operations	—	—	—	63,907	63,907
Income from discontinued operations	—	—	—	63,907	63,907
Net (loss) income	$(23,791)	$244,819	$5,339	$—	$226,367
(Loss) income per common share – basic:
(Loss) income per share from continuing operations, net of tax – basic	$(0.62)				$4.23
Income per share from discontinued operations – basic	—				1.66
Net (loss) income per common share – basic	$(0.62)				$5.89
(Loss) income per common share – diluted:
(Loss) income per share from continuing operations, net of tax – diluted	$(0.62)				$4.22
Income per share from discontinued operations – diluted	—				1.67
Net (loss) income per common share – diluted	$(0.62)				$5.87

Weighted-average common shares outstanding – basic	38,435				38,435
Weighted-average common shares outstanding – diluted	38,435				38,534

Adjustments to Consolidated Statement of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	As Previously Reported	Revenue Restatement Adjustments	Other Restatement Adjustments	Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	$(23,791)	244,819	$5,339	—	$226,367
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,983	—	—	—	31,983
Provision for doubtful accounts	1,561	—	(88)	—	1,473
Non-cash provision for restructuring	326	—	—	—	326
Loss on sales of assets	597	—	—	—	597
Gain on disposal of fixed assets	(24)	—	24	—	—
Stock-based compensation expense	14,619	—	(2,010)	—	12,609
Non-cash interest expense	301	—	—	—	301
Foreign currency transaction (gains) losses	(135)	—	1,953	—	1,818
Provision for deferred taxes	(1,658)	—	(336)	—	(1,994)
Changes in operating assets and liabilities
Accounts receivable	(4,904)	1,353	(253)	—	(3,804)
Inventories	(3,475)	—	158	—	(3,317)
Prepaid expenses and other current assets	(298)	—	75	—	(223)
Accounts payable	(4,769)	—	236	—	(4,533)
Accrued expenses, compensation and benefits and other liabilities	(14,323)	—	(3,113)	—	(17,436)
Income taxes payable	(757)	—	117	—	(640)
Deferred revenues	5,611	(246,172)	1	—	(240,560)
Net cash provided by operating activities	864	—	2,103	—	2,967

Cash flows from investing activities:
Purchases of property and equipment	(10,771)	—	(24)	—	(10,795)
Capitalized software development costs	—	—	(1,242)	—	(1,242)
Change in other long-term assets	(1,099)	—	944	—	(155)
Net cash used in investing activities	(11,870)	—	(322)	—	(12,192)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock	2,026	—	1,213	—	3,239
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(1,213)	—	(1,213)
Proceeds from revolving credit facilities	21,000	—	—	—	21,000
Payments on revolving credit facilities	(21,000)	—	—	—	(21,000)
Net cash provided by financing activities	2,026	—	—	—	2,026

Effect of exchange rate changes on cash and cash equivalents	(947)	—	(1,781)	—	(2,728)
Net decrease in cash and cash equivalents	(9,927)	—	—	—	(9,927)
Cash and cash equivalents at beginning of period	42,782	—	—	—	42,782
Cash and cash equivalents at end of period	$32,855	$—	$—	$—	$32,855

C.	NET INCOME PER SHARE

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

	Year Ended December 31,
	2013	2012	2011
Options	5,193	6,069	5,987
Non-vested restricted stock units	352	638	494
Anti-dilutive potential common shares	5,545	6,707	6,481

D.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of its foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. There are two objectives of the Company’s foreign currency forward-contract program: (1) to offset any foreign currency exchange risk associated with cash receipts expected to be received from the Company’s customers and cash payments expected to be made to the Company’s vendors over the following 30 days and (2) to offset the impact of foreign currency exchange on the Company’s net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. At December 31, 2013 and 2012, the Company had foreign currency forward contracts outstanding with aggregate notional values of $21.0 million and $23.6 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At December 31, 2013 and 2012, the Company had such foreign currency contracts with aggregate notional values of $5.4 million and $5.3 million, respectively. Because these contracts have not been accounted for as hedges, the changes in fair value of these foreign currency contracts are recorded as gains or losses in the Company’s statement of operations.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at December 31, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments Under Accounting Standards Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at December 31, 2013	Fair Value at December 31, 2012
Financial assets:
Foreign currency contracts	Other current assets	$59	$157

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$228	$337

The following table sets forth the net foreign exchange gains and losses recorded as marketing and selling expenses in the Company’s statements of operations during the years ended December 31, 2013, 2012 and 2011 (Restated) that resulted from the gains and losses on Company’s foreign currency contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	2013	2012	2011 (Restated)
Foreign currency contracts	$(187)	$(707)	$525

See Note E for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

E.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At December 31, 2013 and 2012, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,920	$1,271	$649	$—
Foreign currency contracts	59	—	59	—

Financial Liabilities:
Foreign currency contracts	$228	$—	$228	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,680	$1,097	$583	$—
Foreign currency contracts	157	—	157	—

Financial Liabilities:
Foreign currency contracts	$337	$—	$337	$—

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

The fair values of foreign currency contracts are classified as Level 2 in the fair value hierarchy and are measured at fair value on a recurring basis using an income approach based on observable inputs. The primary inputs used to fair value foreign currency contracts are published foreign currency exchange rates as of the date of valuation. See Note D for information on the Company’s foreign currency contracts.

Financial Instruments Not Recorded at Fair Value

The carrying amounts of the Company’s other financial assets and liabilities including cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between their origination and their expected realization.

F.	ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accounts receivable	$70,733	$88,933
Less:
Allowance for doubtful accounts	(1,444)	(1,517)
Allowance for sales returns and rebates	(12,519)	(19,460)
Total	$56,770	$67,956

The accounts receivable balances at December 31, 2013 and 2012, exclude $8.6 million and $7.6 million, respectively, for large solution sales and certain distributor sales that were invoiced, but for which revenues had not been recognized and payments were not due.

G.	INVENTORIES

Inventories consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Raw materials	$10,142	$11,095
Work in process	338	293
Finished goods	49,642	57,755
Total	$60,122	$69,143

At December 31, 2013 and 2012, finished goods inventory included $3.6 million and $3.7 million, respectively, associated with products shipped to customers or deferred labor costs for arrangements where revenue recognition had not yet commenced.

H.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Computer and video equipment and software	$107,464	$103,209
Manufacturing tooling and testbeds	2,548	1,611
Office equipment	4,737	4,746
Furniture, fixtures and other	10,909	11,122
Leasehold improvements	33,310	32,080
	158,968	152,768
Less: Accumulated depreciation and amortization	123,782	111,327
Total	$35,186	$41,441

Depreciation and amortization expense related to property and equipment was $17.8 million, $19.8 million and $19.5 million for the years ended December 31, 2013, 2012 and 2011 (Restated), respectively.

I.	DISCONTINUED OPERATIONS

On July 2, 2012, the Company sold a group of consumer audio and video products and certain related intellectual property (the “Consumer Business”) with a negative carrying value of $25.0 million for total consideration of $14.8 million, of which $13.3 million was received during 2012, recording a gain of $38.0 million net of $1.9 million of costs incurred to sell the assets. The audio assets were sold to Numark Industries, L.P. (“Numark”) for $11.8 million. Proceeds of $10.9 million were received from Numark in 2012, with the remaining proceeds held in escrow until a final release date that occurred in March 2014. The video assets were sold to Corel Corporation (“Corel”) for $3.0 million. Proceeds of $2.4 million were received from Corel in 2012, with the remaining proceeds held in escrow until a final release date that occurred in January 2014. There was no income tax provision related to the discontinued operations in any period presented.

The divestiture of these consumer product lines was intended to:

•	allow the Company to focus on the Broadcast and Media market and the Video and Audio Post and Professional market;

•	reduce complexity from the Company's operations to improve operational efficiencies; and

•	allow the Company to change its cost structure, by moving away from lower growth, lower margin sectors to drive improved financial performance.

The following table presents the gain from the divestiture (in thousands):

Proceeds from sale of consumer business	$14,841
Less: assets disposed of
Intangible assets	(3,474)
Inventory, net	(16,500)
Fixed assets	(507)
Capitalized software	(372)
Other assets	(23)
Plus: liabilities disposed of
Deferred revenues (Restated)	45,401
Warranty accrual	507
Net assets sold	25,032
Costs to sell	(1,901)
Gain on divestiture of consumer business	$37,972

The following table presents the income from discontinued operations for the years ended December 31, 2012 and 2011 (Restated) (in thousands):

	2012	2011 (Restated)
Net revenues	$46,101	$155,870
Costs of revenues	33,265	68,671
Gross profit	12,836	87,199
Operating expenses	5,004	23,292
Income from discontinued operations before income taxes	7,832	63,907
Gain on divestiture of consumer business	37,972	—
Income from discontinued operations	$45,804	$63,907

J.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,711	$(52,659)	$52	$52,720	$(51,171)	$1,549
Customer relationships	49,627	(45,557)	4,070	49,543	(42,828)	6,715
Trade names	5,976	(5,976)	—	5,970	(5,970)	—
Capitalized software costs	5,944	(5,806)	138	5,938	(4,985)	953
Total	$114,258	$(109,998)	$4,260	$114,171	$(104,954)	$9,217

Amortization expense related to intangible assets in the aggregate was $4.9 million, $7.7 million and $12.4 million for the years ended December 31, 2013, 2012 and 2011 (Restated), respectively. The Company expects amortization of intangible assets to be approximately $1.8 million in 2014, $1.5 million in 2015 and $1.0 million in 2016.

K.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Long-term deferred rent	$8,361	$8,923
Long-term accrued restructuring	2,335	5,119
Long-term deferred compensation	3,890	3,936
Total	$14,586	$17,978

L. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its office space and certain equipment under non-cancelable operating leases. The future minimum lease commitments under these non-cancelable leases at December 31, 2013 were as follows (in thousands):

Year Ending December 31,
2014	$20,183
2015	13,462
2016	12,503
2017	11,301
2018	9,126
Thereafter	18,500
Total	$85,075

Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of various restructuring plans. These leases expire at various dates through 2021 and represent an aggregate obligation of $10.3 million through 2021. The Company has restructuring accruals of $6.1 million at December 31, 2013, which represents the difference between this aggregate future obligation and expected future sublease income under actual or estimated potential sublease agreements, on a net present value basis, as well as other facilities-related obligations. The Company received no sublease income during the years ended December 31, 2013, 2012 or 2011.

The Company’s leases for corporate office space in Burlington, Massachusetts, which expire in May 2020, contain renewal options to extend the respective terms of each lease for up to two additional five-year periods. The Company has some leases for office space that have early termination options, which, if exercised by the Company, would result in penalties of $0.7 million in the aggregate. The future minimum lease commitments above include the Company’s obligations through the original lease terms and do not include these penalties.

The accompanying consolidated results of operations reflect rent expense on a straight-line basis over the term of the leases. Total expense under operating leases was $16.3 million, $18.1 million and $20.2 million for the years ended December 31, 2013, 2012 and 2011 (Restated), respectively.

Other Commitments

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at December 31, 2013, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at December 31, 2013, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company also has additional letters of credit totaling $2.4 million that support its ongoing operations. These letters of credit have various terms and expire during 2014 and 2015. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Purchase Commitments and Sole-Source Suppliers

At December 31, 2013, the Company had entered into purchase commitments for certain inventory and other goods and services used in its normal operations. The purchase commitments covered by these agreements are generally for a period of less than one year and in the aggregate total approximately $27.6 million.

The Company depends on sole-source suppliers for certain key hardware components of its products. Although the Company has procedures in place to mitigate the risks associated with its sole-sourced suppliers, the Company cannot be certain that it will be able to obtain sole-sourced components or finished goods from alternative suppliers or that it will be able to do so on commercially reasonable terms without a material impact on its results of operations or financial position. The Company procures product components and builds inventory based on forecasts of product life cycle and customer demand. If the Company is unable to provide accurate forecasts or manage inventory levels in response to shifts in customer demand, the Company may have insufficient, excess or obsolete product inventory.

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

At December 31, 2013, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At December 31, 2013 and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

During 2010, the Company’s Canadian subsidiary, Avid Technology Canada Corporation, was assessed and paid to the Ministry of Revenue Quebec (“MRQ”) approximately CAN $1.7 million for social tax assessments on Canadian employee stock-based compensation related to the Company’s stock plans. The payment amounts were recorded in “other current assets” in the Company’s consolidated balance sheets at December 31, 2012. During 2013, the Quebec Court of Appeals rendered a judgment against the MRQ in a similar case, and a subsequent appeal by the MRQ was dismissed by the Supreme Court of Canada. As a result, the MRQ filed a Declaration of Settlement related to the Avid case in November 2013, and this matter is considered closed. In December 2013, the MRQ refunded to the Company CAN $1.9 million for tax assessments for 2001 through 2006 and related interest. The tax assessments for 2007 through 2011 are not material and are expected to be refunded with interest during 2014.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Accrual balance at December 31, 2010 (Restated)	$4,849
Accruals for product warranties (Restated)	8,544
Cost of warranty claims (Restated)	(8,293)
Accrual balance at December 31, 2011 (Restated)	5,100
Accruals for product warranties	7,737
Cost of warranty claims	(7,854)
Allocation to divested consumer business	(507)
Accrual balance at December 31, 2012	4,476
Accruals for product warranties	5,346
Cost of warranty claims	(6,321)
Accrual balance at December 31, 2013	$3,501

M.	CAPITAL STOCK

Preferred Stock

The Company has authorized up to one million shares of preferred stock, $0.01 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Company’s board of directors (the “Board”).

Rights Agreement

On January 6, 2014, the Company’s Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company, to purchase one ten-thousandth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), at a price of $40.00 per one ten-thousandth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement described below. Stockholders of record at the close of business on January 17, 2014 (the “Record Date”) received the dividend. The description and terms of the Rights are set forth in a Rights Agreement, dated as of January 6, 2014, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Computershare Trust Company N.A, as Rights Agent.

The Rights Agreement became effective on January 6, 2014 (the “Effective Date”). Following the Effective Date, Rights will be issued in respect of all shares of the Company’s common stock issued after the Record Date and, subject to the terms described in the Rights Agreement, prior to the earliest of the Distribution Date (as defined in the Rights Agreement), the redemption of the Rights or the expiration of the Rights. A Distribution Date will occur upon the earlier of (i) 10 business days (or such later date as the Board shall determine) following a public announcement by the Company that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company, certain inadvertent actions by institutional or certain other stockholders or beneficial ownership by certain Exempt Persons or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. An “Exempt Person” is any person or group which beneficially owned 15% or more of the common stock at the time of public announcement of the Rights Agreement unless and until such person or group acquires beneficial ownership of additional shares of common stock representing one percent or more of the Company’s common stock then outstanding.

The Rights will expire at the next annual meeting of the Company’s stockholders, unless the Rights are earlier redeemed or exchanged by the Company, in each case as defined in the Rights Agreement.

Common Stock Repurchases

In April 2007, the Company’s Board approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s common stock through transactions on the open market, in block trades or otherwise. In February 2008, the Company’s Board of Directors approved a $100 million increase in the authorized funds for the repurchase of the Company’s common stock. At December 31, 2013, there was $80.3 million available for future stock repurchases under the program. This stock repurchase program has no expiration date. During the years ended December 31, 2013, 2012 and 2011, no shares were repurchased under this program.

Under some of the Company’s equity compensation plans, employees have the option or may be required to satisfy minimum withholding tax obligations by tendering to the Company a portion of the common stock received under the award. During the year ended December 31, 2011 (Restated), the Company received approximately 9,802 shares of its common stock in exchange for $0.1 million of minimum employee withholding liabilities paid by the Company. During the years ended December 31, 2013 and 2012, no such shares were repurchased.

Stock Incentive Plans

Under its stock incentive plans, the Company may grant stock awards or options to purchase the Company’s common stock to employees, officers, directors (subject to certain restrictions) and consultants, generally at the market price on the date of grant. Current option grants become exercisable over various periods, typically three to four years for employees and one year for non-employee directors, and have a maximum term of seven years. Restricted stock and restricted stock unit awards with time-based vesting typically vest over three to four years. Restricted stock unit awards with vesting based on performance conditions, market conditions, or a combination of performance or market conditions typically have a maximum term of approximately eleven years. Shares available for issuance under the Company’s Amended and Restated 2005 Stock Incentive Plan totaled 3,333,219 at December 31, 2013, including 523,233 shares that may alternatively be issued as awards of restricted stock or restricted stock units.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends and our current credit agreement precludes us from paying dividends. The expected stock-price volatility assumption is based on recent (six-month trailing) implied volatility calculations. These calculations are performed on exchange traded options of the Company’s common stock, based on the implied volatility of long-term (9- to 39-month term) exchange-traded options. The Company believes that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience considering the exercise behavior of past grants and models the pattern of aggregate exercises.

The fair value of restricted stock and restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant, as the awards have a purchase price of $0.01 per share.

The Company also issues stock option grants or restricted stock unit awards with vesting based on market conditions, specifically the Company’s stock price; performance conditions, generally the Company’s return on equity or operating margin; or a combination of performance or market conditions. The fair values and derived service periods for all grants that include vesting based on market conditions are estimated using the Monte Carlo valuation method. For stock option grants that include vesting based on performance conditions, the fair values are estimated using the Black-Scholes option pricing model. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the date of grant, as the awards have a purchase price of $0.01 per share. For stock option grants and restricted stock unit awards with vesting based on a combination of performance or market conditions, compensation costs are recorded based on the higher estimated grant-date fair value for each vesting tranche and factored for the estimated probability of achieving the performance goals. For each stock option grant and restricted stock award with vesting based on a combination of performance or market conditions where vesting will occur if either condition is met, the related compensation costs are recognized over the shorter of the derived service period or implicit service period.

Information with respect to options granted under all stock option plans for the year ended December 31, 2013 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2013	4,099,144	1,300,155	5,399,299	$17.68
Granted	208,000	1,088,000	1,296,000	$7.85
Exercised	—	—	—	$—
Forfeited or canceled	(1,069,229)	(899,655)	(1,968,884)	$19.60
Options outstanding at December 31, 2013	3,237,915	1,488,500	4,726,415	$14.18	3.67	$411
Options vested at December 31, 2013 or expected to vest			4,626,329	$14.24	3.66	$402
Options exercisable at December 31, 2013			2,488,278	$17.36	2.44	$31

The performance-based stock options outstanding at December 31, 2013 will vest either upon the earlier of certain performance conditions being met or upon the Company’s stock price reaching certain amounts as defined in the agreements, or solely upon the achievement of a performance condition. The performance conditions are based upon the achievement of specified return on equity or operating margins, and the options are probable of vesting as of December 31, 2013. The stock options, however, will not become exercisable until the Company’s Board votes that the established performance conditions have been met. As of December 31, 2013, none of these performance-based options are exercisable.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended December 31, 2013, 2012 and 2011 (Restated):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.87%	0.94%	2.03%
Expected volatility	50.1%	52.8%	41.4%
Expected life (in years)	4.68	4.56	4.48
Weighted-average fair value of options granted (per share)	$3.33	$4.89	$7.54

During the years ended December 31, 2013 and 2012, the cash received from and the aggregate intrinsic value of stock options exercised was not material. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2011 (Restated) was approximately $1.1 million, and the cash received from such exercises was approximately $2.2 million. The Company did not realize a material tax benefit from the tax deductions for stock option exercises during the years ended December 31, 2013, 2012 or 2011 (Restated).
The fair value of restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant.

Information with respect to non-vested restricted stock units for the year ended December 31, 2013 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2013	261,406	401,750	663,156	$15.73
Granted	175,000	10,000	185,000	$7.84
Vested	(155,286)	—	(155,286)	$14.04
Forfeited	(75,887)	(294,250)	(370,137)	$16.36
Non-vested at December 31, 2013	205,233	117,500	322,733	$11.30	3.91	$2,627
Expected to vest			297,751	$11.53	4.07	$2,424

The performance-based restricted stock units outstanding at December 31, 2013 will vest either upon the earlier of certain performance conditions being met or upon the Company’s stock price reaching certain amounts as defined in the agreements, or solely upon the achievement of a performance condition. The performance conditions are based upon the achievement of specified return on equity or operating margins, and the restricted stock units are probable of vesting as of December 31, 2013. The restricted stock units, however, will not become exercisable until the Company’s Board votes that the established performance conditions have been met. As of December 31, 2013, none of these performance-based restricted stock units are vested.

The following table sets forth the weighted-average key assumptions for restricted stock units with vesting based on market conditions or a combination of performance or market conditions granted during the year ended December 31, 2011 (Restated). There were no grants of restricted stock units with vesting based on market conditions or a combination of performance or market conditions during the years ended December 31, 2013 and 2012.

Year Ended
December 31, 2011
(Restated)
Expected dividend yield	0.00%
Risk-free interest rate	3.90%
Expected volatility	41.5%
Expected life (in years)	3.04

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012 and 2011 (Restated) was $10.95 and $21.36, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012, and 2011 (Restated) was $1.1 million, $2.3 million, and $4.2 million, respectively.

Employee Stock Purchase Plan

The Company’s Second Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) offers the Company’s shares for purchase at a price equal to 85% of the closing price on the applicable offering period termination date. Shares issued under the ESPP are considered compensatory. Accordingly, the Company is required to measure fair value and record compensation expense for share purchase rights granted under the ESPP. The Company last issued shares under the ESPP on January 31, 2013. On March 8, 2013, participation in the ESPP was suspended as a result of the restatement of the Company’s financial statements and its delays in financial reporting.

The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the years ended December 31, 2013, 2012 and 2011 (Restated):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.09%	0.08%	0.24%
Expected volatility	51.0%	51.5%	47.2%
Expected life (in years)	0.25	0.25	0.25
Weighted-average fair value of shares issued (per share)	$1.00	$1.30	$1.88

The following table sets forth the quantities and average prices of shares issued under the ESPP for the years ended December 31, 2013, 2012 and 2011 (Restated):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Shares issued under the ESPP	27,936	142,658	124,219
Average price of shares issued	$6.29	$6.96	$9.71

A total of 441,913 shares remained available for issuance under the ESPP at December 31, 2013.

Stock-Based Compensation Expense

The Company estimates forfeiture rates at the time awards are made based on historical and estimated future turnover rates and applies these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. Forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2013 and 2012, the Company’s annualized estimated forfeiture rates were 0% for non-employee director awards, 10% for executive management staff and 15% for other employee awards. Then-current estimated forfeiture rates are applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (Restated), respectively (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Cost of products revenues	$360	$410	$487
Cost of services revenues	436	582	714
Research and development expenses	582	986	1,638
Marketing and selling expenses	1,778	3,754	4,306
General and administrative expenses	3,761	5,700	5,464
Total	$6,917	$11,432	$12,609

Included in stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 (Restated) was compensation related to performance-based stock options and restricted stock units totaling $0.9 million, $2.7 million and $2.1 million, respectively, for awards that are probable of vesting.

As a result of the 2012 restructuring plan, the vesting of 121,875 stock option shares and 33,438 restricted stock unit shares were accelerated as set forth in the employment agreements for two of the Company’s former executives, resulting in $1.1 million in additional stock-based compensation recorded as marketing and selling expense during the year ended December 31, 2012. Similarly, as a result of our 2013 management transition, the vesting of 303,229 stock option shares and 72,267 restricted stock unit shares were accelerated as set forth in the employment agreements for four of the Company’s former executives, resulting in $2.2 million in additional stock-based compensation recorded primarily as general and administrative expense during the first quarter of the year ended December 31, 2013.

At December 31, 2013, there was $6.8 million of total unrecognized compensation cost, before forfeitures, related to non-vested stock-based compensation awards granted under the Company’s stock-based compensation plans. The Company expects this amount to be amortized approximately as follows: $4.5 million in 2014, $1.6 million in 2015 and $0.7 million in 2016. At December 31, 2013, the weighted-average recognition period of the unrecognized compensation cost was approximately 1.05 years.

If factors change and the Company employs different assumptions to estimate stock-based compensation expense in future periods, including changes in the probability of achieving performance conditions, or the Company decides to use a different valuation model, the stock-based compensation expense recognized in future periods may differ significantly from what has been recorded in the current period and could materially affect the Company’s operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

N.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company has a defined contribution employee benefit plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) covering substantially all U.S. employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Company’s board of directors, make discretionary contributions to the plan. The Company’s contributions to the plan totaled $2.2 million, $2.5 million and $2.9 million in 2013, 2012 and 2011 (Restated), respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. The Company’s contributions to these plans totaled $1.2 million, $1.4 million and $1.4 million in 2013, 2012 and 2011 (Restated), respectively.

Deferred Compensation Plans

The Company’s board of directors has approved a nonqualified deferred compensation plan (the “Deferred Plan”). The Deferred Plan covers senior management and members of the Board. The plan provides for a trust to which participants can contribute varying percentages or amounts of eligible compensation for deferred payment. Payouts are generally made upon termination of employment with the Company. The benefits payable under the Deferred Plan represent an unfunded and unsecured contractual obligation of the Company to pay the value of the deferred compensation in the future, adjusted to reflect the trust’s investment performance. The assets of the trust, as well as the corresponding obligations, were approximately $1.3 million and $1.1 million at December 31, 2013 and 2012, respectively, and were recorded in “other current assets” and “accrued compensation and benefits” at those dates. In November 2013, the Board determined not to offer senior management or the members of the Board the opportunity to participate in the Deferred Plan in 2014 due to the restatement of the Company’s financial statements and its delays in financial reporting.

In connection with the acquisition of a business in 2010, the Company assumed the assets and liabilities of a deferred compensation arrangement for a single individual in Germany. The arrangement represents a contractual obligation of the Company to pay a fixed euro amount for a period specified in the contract. At December 31, 2013 and 2012, the Company’s assets and liabilities related to the arrangement consisted of assets recorded in “other long-term assets” of $0.6 million for each year, representing the value of related insurance contracts, and liabilities recorded as long-term liabilities of $3.9 million for each year, representing the actuarial present value of the estimated benefits to be paid under the contract.

O.	INCOME TAXES

Income from continuing operations before income taxes and the components of the income tax provision consisted of the following for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Income (loss) from continuing operations before income taxes:
United States	$(16,414)	$19,198	$121,632
Foreign	40,506	31,938	41,463
Total income from continuing operations before income taxes	$24,092	$51,136	$163,095
Provision for (benefit from) income taxes:
Current tax expense (benefit):
Federal	$(104)	$(750)	$406
State	114	102	48
Foreign benefit of net operating losses	(170)	(154)	(629)
Other foreign	2,369	5,251	2,804
Total current tax expense	2,209	4,449	2,629
Deferred tax expense (benefit):
Other foreign	730	(400)	(1,994)
Total deferred tax expense (benefit)	730	(400)	(1,994)
Total provision for income taxes	$2,939	$4,049	$635

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be indefinitely reinvested and for which U.S. income taxes have not been provided, totaled approximately $35 million at December 31, 2013. The Company does not have any plans to repatriate these earnings because the underlying cash will be used to fund the ongoing operations of the foreign subsidiaries. The additional taxes that might be payable upon repatriation of foreign earnings are not significant.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Tax credit and net operating loss carryforwards	$244,379	$217,549
Allowances for bad debts	277	1,010
Difference in accounting for:
Revenues	98,838	116,725
Costs and expenses	29,784	33,066
Inventories	9,209	9,774
Acquired intangible assets	17,726	24,090
Gross deferred tax assets	400,213	402,214
Valuation allowance	(396,143)	(395,645)
Deferred tax assets after valuation allowance	4,070	6,569
Deferred tax liabilities:
Difference in accounting for:
Revenues	—	(2,959)
Costs and expenses	(1,712)	(623)
Acquired intangible assets	—	(492)
Gross deferred tax liabilities	(1,712)	(4,074)
Net deferred tax assets	$2,358	$2,495
Recorded as:
Current deferred tax assets, net	522	586
Long-term deferred tax assets, net	2,415	2,825
Current deferred tax liabilities, net	(14)	(203)
Long-term deferred tax liabilities, net	(565)	(713)
Net deferred tax assets	$2,358	$2,495

Deferred tax assets and liabilities reflect the net tax effects of the tax credits and net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The ultimate realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income in the applicable tax jurisdictions. Based on the level of the deferred tax assets at December 31, 2013 and 2012 and the level of historical U.S. losses, management has determined that the uncertainty regarding the realization of these assets warranted a full valuation allowance at December 31, 2013 and 2012. The change in the valuation allowance totaled $0.5 million and $(35.3) million and $(29.6) million for the years ended December 31, 2013, 2012 and 2011, respectively.

For U.S. federal and state income tax purposes at December 31, 2013, the Company had tax credit carryforwards of $48.1 million, which will expire between 2016 and 2033, and net operating loss carryforwards of $573.6 million, which will expire between 2019 and 2033. The federal net operating loss and tax credit amounts are subject to annual limitations under Section 382 change of ownership rules of the Internal Revenue Code. The Company completed an assessment at December 31, 2013 regarding whether there may have been a Section 382 ownership change and concluded that it is more likely than not that none of the Company’s net operating loss and tax credit amounts are subject to any Section 382 limitation.

Additionally, the Company has foreign net operating loss carryforwards of $41.4 million and tax credit carryforwards of $3.9 million that begin to expire in 2019. The Company has determined there is uncertainty regarding the realization of a portion of these assets and has recorded a valuation allowance against $36.5 million of net operating losses and $3.9 million of tax credits at December 31, 2013.

The Company’s assessment of the valuation allowance on the U.S. and foreign deferred tax assets could change in the future based on its levels of pre-tax income and other tax related adjustments. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal.

Excluded from the above deferred tax schedule at December 31, 2013 are tax assets totaling $33.0 million resulting from the exercise of employee stock options, because recognition of these assets will occur upon utilization of these deferred tax assets to reduce taxes payable and will result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax rate for the years ended December 31, 2013, 2012 and 2011 (Restated):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Statutory rate	35.0%	35.0%	35.0%
Tax credits	(6.2)%	(1.2)%	(0.6)%
Foreign operations	(43.8)%	(12.7)%	(8.8)%
Non-deductible expenses and other	2.1%	1.4%	0.9%
Increase (decrease) in valuation allowance	25.1%	(14.6)%	(26.1)%
Effective tax rate	12.2%	7.9%	0.4%

A tax position must be more likely than not to be sustained before being recognized in the financial statements. It also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company is disclosing unrecognized tax benefits primarily related to the foreign tax implications of the restatement adjustments. The unrecognized tax benefits did not have an impact on the effective tax rate because the Company maintains a full valuation allowance on the related loss carryforwards. At December 31, 2011 (Restated), the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $20.2 million, of which $0.9 million would affect the Company’s income tax provision and effective tax rate if recognized. At December 31, 2012, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $22.6 million, of which $0.9 million would affect the Company’s effective tax rate if recognized. At December 31, 2013, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $24.7 million, of which $0.8 million would affect the Company’s income tax provision and effective tax rate if recognized. The foreign tax authorities are aware of the uncertain tax position related to the restatement adjustments and the Company believes that it is reasonably possible that the foreign tax authorities will conclude on this matter by December 31, 2014 resulting in a decrease of up to $23.9 million in unrecognized tax benefits and a change in deferred tax assets that carry a full valuation allowance.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

Unrecognized tax benefits at January 1, 2011 (Restated)	$18,424
Increases for tax positions taken during a prior period	3,056
Decreases related to settlements	(900)
Decreases related to the lapse of applicable statutes of limitations	(400)
Unrecognized tax benefits at December 31, 2011 (Restated)	20,180
Increases for tax positions taken during a prior period	3,198
Decreases related to the lapse of applicable statutes of limitations	(749)
Unrecognized tax benefits at December 31, 2012	22,629
Increases for tax positions taken during a prior period	2,205
Decreases related to the lapse of applicable statutes of limitations	(105)
Unrecognized tax benefits at December 31, 2013	$24,729

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions at December 31, 2013 and 2012 were not material.

The tax years 2006 through 2013 remain open to examination by taxing authorities in the jurisdictions in which the Company operates.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. The tangible property regulations will require the Company to make tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position or results of operations.

P.	RESTRUCTURING COSTS AND ACCRUALS

2013 Restructuring Actions

In June 2013, the Company’s leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with the Company’s strategic goals and enhance its global account team approach, eliminated 31 positions. As a result, the Company recognized related restructuring costs of $1.7 million in 2013.

During November and December 2013, the Company’s executive management team identified opportunities to lower costs in the supply and hardware technology group by eliminating 29 positions in hardware shared services and 15 positions in the supply and technology group. Additionally, an engineering reorganization at the same time resulted in the elimination of four engineering positions. As a result, the Company recognized $1.7 million of related restructuring costs in November and December 2013.

2012 Restructuring Plan

In June 2012, the Company committed to a series of strategic actions (the “2012 Plan”) to focus on its Broadcast and Media market and Video and Audio Post and Professional market and to drive improved operating performance. These actions included the divestiture of certain of the Company’s consumer-focused product lines, a rationalization of the business operations and a reduction in force. Actions under the plan included the elimination of approximately 280 positions in June 2012, the abandonment of one of the Company’s facilities in Burlington, Massachusetts and the partial abandonment of facilities in Mountain View and Daly City, California, in September 2012. During 2012, the Company recorded restructuring charges of $13.9 million related to severance costs and $8.6 million for the closure or partial closure of facilities, which included non-cash amounts of $1.4 million for fixed asset write-offs and $1.0 million for deferred rent liability write-offs during 2012.

During 2013, the Company recorded $0.1 million in additional severance costs and revisions totaling $1.8 million resulting from sublease assumption changes and other costs related to the abandoned facilities under the 2012 Plan. The Company substantially completed all actions under the 2012 Plan prior to December 31, 2012.

2011 Restructuring Plan

In October 2011, the Company committed to a restructuring plan (the “2011 Plan”) intended to improve operational efficiencies. Actions under the 2011 Plan included the elimination of approximately 210 positions and the closure of the Company’s facility in Irwindale, California. During 2011, the Company recorded $8.9 million related to severance costs and $0.2 million related to the closure of the Irwindale facility. During 2012, the Company recorded restructuring recoveries of $0.3 million as a result of revised severance estimates. There is no remaining accrual balance related to this plan at December 31, 2013, and no further restructuring actions are anticipated under this plan.

2010 Restructuring Plans

In December 2010, the Company initiated a worldwide restructuring plan (the “2010 Plan”) designed to better align financial and human resources in accordance with its strategic plans.  During 2011, the Company recorded restructuring expense recoveries of $3.2 million as a result of revised severance estimates, as well as $0.7 million in additional costs related to the closure of a facility in Germany. During 2012, the Company recorded revisions totaling $0.7 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2010 Plan. The remaining accrual balance of $0.5 million at December 31, 2013 is related to the closure of part of the Company’s Daly City, California facility. No further restructuring actions are anticipated under this plan.

2008 Restructuring Plans

In October 2008, the Company initiated a company-wide restructuring plan (the “2008 Plan”). During 2012, the Company recorded revisions totaling $1.8 million as a result of sublease assumption changes for the partial abandonment of a facility in Daly City, California, under the 2008 Plan. The remaining accrual balance of $2.2 million at December 31, 2013 is related to the closure of part of the Company’s Daly City, California and Dublin, Ireland facilities. No further restructuring actions are anticipated under this plan.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Non-Acquisition-Related Restructuring Liabilities		Acquisition-Related Restructuring Liabilities
	Employee- Related	Facilities- Related & Other	Employee- Related	Facilities- Related	Total
Accrual balance at January 1, 2011 (Restated)	$11,194	$9,150	$202	$828	$21,374
New restructuring charges – operating expenses	9,873	998	—	125	10,996
Revisions of estimated liabilities	(4,158)	(251)	(30)	(23)	(4,462)
Accretion	—	226	—	9	235
Cash payments for employee-related charges	(13,209)	—	(178)	—	(13,387)
Cash payments for facilities	—	(3,394)	—	(425)	(3,819)
Non-cash write-offs	—	(200)	—	(126)	(326)
Foreign exchange impact on ending balance	345	(68)	6	2	285
Accrual balance at December 31, 2011 (Restated)	4,045	6,461	—	390	10,896
New restructuring charges – operating expenses	14,751	8,081	—	—	22,832
Revisions of estimated liabilities	(841)	2,229	—	618	2,006
Accretion	—	382	—	22	404
Cash payments for employee-related charges	(14,082)	—	—	—	(14,082)
Cash payments for facilities	—	(4,893)	—	(435)	(5,328)
Non-cash write-offs	—	(1,459)	—	—	(1,459)
Foreign exchange impact on ending balance	425	37	—	—	462
Accrual balance at December 31, 2012	4,298	10,838	—	595	15,731
New restructuring charges – operating expenses	3,539		—	—	3,539
Revisions of estimated liabilities	50	2,060	—	(279)	1,831
Accretion	—	586	—	26	612
Cash payments for employee-related charges	(5,469)	—	—	—	(5,469)
Cash payments for facilities	—	(7,394)	—	(342)	(7,736)
Non-cash write-offs	—	—	—	—	—
Foreign exchange impact on ending balance	(19)	12	—	—	(7)
Accrual balance at December 31, 2013	$2,399	$6,102	$—	$—	$8,501

The employee-related accruals at December 31, 2013 and 2012 represent severance and outplacement costs to former employees that will be paid out during the year ended December 31, 2014, and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at December 31, 2013 and 2012.

The facilities-related accruals at December 31, 2013 and 2012 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $3.8 million was included in the caption “accrued expenses and other current liabilities” and $2.3 million was included in the caption “other long-term liabilities” in the Company’s consolidated balance sheet at December 31, 2013. At December 31, 2012, $6.3 million was included in the caption “accrued expenses and other current liabilities” and $5.1 million was included in the caption “other long-term liabilities.”

Q.	SEGMENT INFORMATION

The Company provides digital media content-creation products and solutions for film, video, audio and broadcast professionals, as well as artists and musicians, which the Company classifies as two types, video and audio. The Company also classifies all its maintenance, professional services and training revenues as services revenues. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers determined that in 2013, 2012 and 2011 the Company had only one operating segment. Specifically, the Company does not internally measure profitability based upon video, audio, or service revenue.

The Company’s video products include hardware and software solutions designed to improve the productivity of video and film editors and broadcasters by enabling them to edit video, film and sound; manage media assets; and automate workflows. Professional video creative software and hardware products include the Media Composer product line used to edit television programs, commercials and films; the NewsCutter and Instinct editors designed for news production; and Avid Symphony Nitris DX and Avid DS, which are used during post production. Video products also include Avid ISIS shared storage and Interplay workflow solutions that provide complete network, storage and database solutions based on the Company’s Avid Unity MediaNetwork technology and enable users to simultaneously share and manage media assets throughout a project or organization.

The Company’s audio products include digital audio software and workstation solutions, control surfaces, live sound systems and notation software that provide music creation; audio recording, editing, and mixing; and live performance solutions. Audio products include Pro Tools digital audio software and workstation solutions to facilitate the audio production process, including music and sound creation, recording, editing, signal processing, integrated surround mixing and mastering, and reference video playback. Audio products also include the ICON (Integrated Console System) systems, including the D-Control and D-Command control surfaces, the VENUE live-sound mixing consoles and Sibelius-branded notation software.

The Company’s services revenues are primarily derived from the sale of maintenance contracts and professional service and the recognition of revenues for Implied Maintenance Release PCS. The Company provides online and telephone support and access to software upgrades for customers whose products are under warranty or covered by a maintenance contract. The Company’s professional services team provides installation, integration, planning, consulting and training services.

The following is a summary of the Company’s revenues from continuing operations by type for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Video products and solutions net revenues	$243,173	$276,909	$298,633
Audio products and solutions net revenues	152,358	201,921	362,087
Products and solutions net revenues	395,531	478,830	660,720
Services net revenues	167,881	156,873	106,165
Total net revenues	$563,412	$635,703	$766,885

The following table sets forth the Company’s revenues from continuing operations by geographic region for the years ended December 31, 2013, 2012 and 2011 (Restated) (in thousands):

	Year Ended December 31,
			2011
	2013	2012	(Restated)
Revenues:
United States	$218,154	$249,364	$316,553
Other Americas	43,131	47,817	62,162
Europe, Middle East and Africa	214,441	245,189	267,678
Asia-Pacific	87,686	93,333	120,492
Total net revenues	$563,412	$635,703	$766,885

The following table presents the Company’s long-lived assets, excluding intangible assets, by geography at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Long-lived assets:
United States	$33,193	$39,948
Other countries	4,385	5,286
Total long-lived assets	$37,578	$45,234

R.	CREDIT AGREEMENT

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a credit agreement with Wells Fargo that established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees (the “Credit Agreement”). The actual amount of credit available to the Borrowers will vary depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions that are more specifically described in the Credit Agreement. On August 29, 2014, the Company entered into an amendment to its Credit Agreement with Wells Fargo that extended the maturity date for the credit facilities from October 1, 2014 to October 1, 2015.

The amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which the Borrowers’ payment obligations may be accelerated, including guarantees and liens on substantially all of the Borrowers’ assets to secure their obligations under the Credit Agreement. The Credit Agreement prohibits the Company from declaring or paying any cash dividends. The Credit Agreement requires that Avid Technology, Inc. (“Avid Technology”) maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities. The Amendment further limits the Company’s ability to access borrowings under the credit facilities if EBITDA (as defined in the Amendment) of $33.8 million is not achieved for the year ending December 31, 2014, or capital expenditures (as defined in the Amendment) exceed $16.0 million for the year ending December 31, 2014. In addition, its subsidiary, Avid Technology International B.V. (“Avid Europe”), is required to maintain liquidity (comprised of unused availability under Avid Europe's portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under Avid Europe's portion of the credit facilities. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology or Avid Europe, as applicable. The Borrowers must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the Credit Agreement are secured by a lien on substantially all the Borrowers’ assets.

The Company incurs certain loan fees and costs associated with its credit facilities. Such costs are capitalized as deferred borrowing costs and amortized as interest expense on a straight-line basis over the term of the Credit Agreement. At December 31, 2013, the balance of the Company’s deferred borrowing costs was $0.2 million, net of accumulated amortization of $1.0 million, and at December 31, 2012, the balance of the deferred borrowing costs was $0.5 million, net of accumulated amortization of $0.7 million.

During the first quarter of 2012, Avid Technology borrowed $1.0 million against the credit facilities to meet certain short-term cash requirements, all of which was repaid during the first quarter of 2012. During the third quarter of 2012, Avid Technology and Avid Europe borrowed and repaid $10.0 million and $3.0 million, respectively, against the credit facilities, primarily to facilitate the settlement of certain intercompany balances and payment of intercompany dividends. At December 31, 2013, Avid Technology and Avid Europe had letters of credit guaranteed under the credit facilities of $3.4 million and $1.7 million, respectively. At December 31, 2013, Avid Technology and Avid Europe had available borrowings under the credit facilities of approximately $18.4 million and $15.5 million, respectively, after taking into consideration the outstanding letters of credit and related liquidity covenant.
Other than letters of credit guaranteed under the credit facilities, the Company had no outstanding borrowings under the credit facilities at December 31, 2013 and 2012.

At July 31, 2014, the Company had outstanding borrowings of $10.0 million under the Credit Agreement, and the remaining availability totaled $15.6 million.

S. QUARTERLY RESULTS (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.

(In thousands, except per share data)	Quarter Ended
	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30 (Restated)	June 30 (Restated)	Mar. 31 (Restated)
Net revenues	$147,103	$138,893	$141,345	$136,071	$160,469	$150,607	$165,476	$159,151
Cost of revenues	59,801	56,055	54,294	52,291	64,210	55,019	67,312	59,893
Amortization of intangible assets	158	158	501	651	646	634	644	650
Gross profit	87,144	82,680	86,550	83,129	95,613	94,954	97,520	98,608
Operating expenses:
Research and development	24,556	23,239	23,847	23,607	22,951	23,207	26,261	26,460
Marketing and selling	34,566	31,512	33,903	33,909	35,385	33,941	42,282	41,873
General and administrative	23,135	22,715	16,131	15,597	13,462	10,905	13,351	14,348
Amortization of intangible assets	667	660	658	663	755	782	1,106	1,611
Restructuring costs, net	2,491	688	1,918	273	126	9,831	14,437	444
Total operating expenses	85,415	78,814	76,457	74,049	72,679	78,666	97,437	84,736
Operating Income	1,729	3,866	10,093	9,080	22,934	16,288	83	13,872
Other income (expense), net	192	(363)	(247)	(258)	(1,150)	(318)	(379)	(194)
Income (loss) from continuing operations before income taxes	1,921	3,503	9,846	8,822	21,784	15,970	(296)	13,678
Provision for (benefit from) income taxes, net	792	921	669	557	1,119	1,194	(936)	2,672
Income from continuing operations	1,129	2,582	9,177	8,265	20,665	14,776	640	11,006
Discontinued operations:
Gain on divestiture of consumer business	—	—	—	—	—	37,972	—	—
Income from divested operations	—	—	—	—	—	—	2,773	5,059
Income from discontinued operations	—	—	—	—	—	37,972	2,773	5,059
Net income	$1,129	$2,582	$9,177	$8,265	$20,665	$52,748	$3,413	$16,065
Income per share – basic:
Income per share from continuing operations – basic	$0.03	$0.07	$0.24	$0.21	$0.53	$0.38	$0.02	$0.29
Income per share from discontinued operations – basic	0.00	0.00	0.00	0.00	0.00	0.98	0.07	0.13
Net income per share – basic	$0.03	$0.07	$0.24	$0.21	$0.53	$1.36	$0.09	$0.42
Income per share – diluted:
Income per share from continuing operations – diluted	$0.03	$0.07	$0.23	$0.21	$0.53	$0.38	$0.02	$0.28
Income per share from discontinued operations – diluted	0.00	0.00	0.00	0.00	0.00	0.98	0.07	0.13
Net income per share – diluted	$0.03	$0.07	$0.23	$0.21	$0.53	$1.36	$0.09	$0.41
Weighted-average common shares outstanding – basic	39,080	39,075	39,040	38,977	38,916	38,859	38,778	38,662
Weighted-average common shares outstanding – diluted	39,111	39,076	39,069	39,034	38,937	38,890	38,798	38,721

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our management concluded that as of December 31, 2013 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described below. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As described in Note B to our Consolidated Financial Statements, on May 20, 2013, we identified the need to restate revenue for millions of customer transactions for interim and annual periods ended during the periods from January 1, 2005 to September 30, 2012 (hereinafter referred to as the “Restatement Periods”) to correct errors in our historically issued financial statements. In addition, we identified certain other adjustments in the Restatement Periods that were deemed material and were adjusted in the restated financial statements for the Restatement Periods. The errors in the misapplication of GAAP over revenue recognition and the other errors identified resulted from several control deficiencies that were in existence during the Restatement Periods and at December 31, 2013, including:

•
Control Environment - We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of our transactions and business operations, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with our financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP, and (iii) insufficient corporate involvement to adequately exercise appropriate oversight of accounting judgments and estimates.

•
Risk Assessment - We did not have an effective risk assessment process. From a governance perspective, the Company historically did not have a formal process to identify, update and assess risks, including changes in the Company’s business practices, that could significantly impact the Company’s consolidated financial statements as well as the system of internal control over financial reporting.

•
Control Activities - We did not have control activities that were designed and operating effectively. Control activities that were historically in place (i) did not always address relevant risks, (ii) were sometimes performed with incomplete information and (iii) were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors.

•
Information and Communications - We did not implement appropriate information technology controls related to change management and access for certain information systems that are relevant to the preparation of the consolidated financial statements and the Company’s system of internal control over financial reporting.

•	Monitoring Activities - We did not maintain effective monitoring of controls related to the financial close and reporting process.

We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2013 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. We believe that the aforementioned errors in our consolidated financial statements were attributable to the deficiencies identified. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which report is included herein.

Material Weakness Discussion and Remediation

Following the discovery of material weaknesses, we have commenced a process to enhance the control environment and strengthen our internal control over financial reporting. We have a new management team, including a new Chief Executive Officer who was appointed in February 2013, a new Chief Financial Officer who was appointed in April 2013 and a new Chief Accounting Officer who was appointed in October 2013. In addition, a number of new, qualified accounting and finance personnel have been hired to supplement the experience and depth of the team responsible for designing, implementing, monitoring and executing internal control over financial reporting. In order to effect the restatement of millions of transactions over a nine-year period, a significant amount of effort was exerted by both Company resources and third-party consultants. Due to the significant attention and efforts devoted to the revenue restatement project, we have not fully implemented all of the changes necessary to remediate the control deficiencies described above. Rather, management has obtained its assurance on the financial statements from substantive procedures and review processes that are outside of the normal course of the financial close and reporting processes. As noted below, we expect to implement and formalize internal controls that are necessary to fully remediate the deficiencies identified.

The need to recast virtually every revenue transaction during the Restatement Periods and for the first time process transactions after the Restatement Period using the corrected revenue recognition models presented the following challenges:

•
Control Procedures - The new models of revenue recognition required to be followed by the Company necessitated the preparation of a substantial amount of information that was not required under the historical revenue recognition models, which were applied in error. This newly required information had not been subject to contemporaneous preventive controls at the time of the original transactions.

•
Information Technology Systems - Some information required by the new revenue recognition models was obtained from systems that were not originally thought to be financially relevant and, as a result, information technology controls had not been contemporaneously evaluated; therefore, management could not assert effective information technology controls over these systems for the periods in which the information was being accumulated. In addition, the Company implemented a new, customized revenue recognition system that processed revenue recognition for a period of nine years. As the revenue recognition system was designed during the restatement process, it had not been operational for a sufficient period of time to allow management to conclude that information technology controls surrounding this system were operating effectively.

The management team was able to obtain a reasonable level of assurance that data and corresponding revenue recognition was accurate and complete through highly substantive complementary validation procedures. Similarly, we performed substantive validation procedures on the other financial statement balances to obtain a reasonable level of assurance on the other balances. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

While meaningful remediation efforts were initiated in 2013, we were not able to fully implement new control procedures as of December 31, 2013 due to the following factors:

•	It was not possible to implement contemporaneous, preventive controls over transactions that had already occurred.

•
The massive level of effort and attention required to effect the restatement, requiring the Company to conduct restatement efforts and design new processes and controls concurrently, did not allow us sufficient time to fully implement new controls for new accounting models.

•	There was an insufficient amount of time to demonstrate that enhancements made to the control environment were operating effectively.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•
Continuing to improve the control environment through (i) staffing the Company with sufficient number of personnel appropriately qualified to perform control monitoring activities, (ii) increasing the level of GAAP knowledge and experience through ongoing training and staffing adjustments, and (iii) implementing and formalizing corporate oversight of accounting judgments and estimates;

•	Implementing a formal risk assessment process;

•	Formalizing and implementing controls over the inputs inherent in the Company’s new revenue recognition models;

•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;

•
Ensuring all information systems that impact revenue recognition and other financial information and disclosures have effective general computer controls, including access and change management controls; and

•	Implementing additional monitoring activities over the financial close and reporting process.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2014 and into 2015.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Material Weakness Discussion and Remediation,” there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Avid Technology, Inc.
Burlington, Massachusetts
We have audited the internal control over financial reporting of Avid Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: an ineffective control environment, an ineffective risk assessment process, ineffective control activities, ineffective controls related to change management and access for certain information systems, and ineffective monitoring of controls over the preparation and review of the consolidated financial statements. These material weaknesses resulted in the financial statement errors that gave rise to the restatement of the financial statements as described in Note B to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2013 and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and our report dated

September 11, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement of the financial statements as discussed in Note B to the consolidated financial statements.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
September 11, 2014

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our board of directors is divided into three classes, designated as class I, class II and class III directors, with one class elected each year. Members of each class hold office for a three-year term. Effective as of May 2013, the size of the board was fixed at eight members, with three Class I directors, two Class II directors and three Class III directors. Because we did not hold a stockholder meeting in 2013, the terms of the members of both Class II and Class III will expire at the 2014 stockholder meeting. Set forth below is information regarding each director, including his or her age as of June 1, 2014 and information about his or her specific experience, qualifications, attributes or skills that led the board to conclude that he or she should serve as a director of Avid. There are no family relationships among any of our directors and executive officers.

Class I Directors (terms to expire at our 2015 annual meeting)

George H. Billings, 64, became a director in March 2004 and was appointed chairman of our board in February 2013. Mr. Billings has been the President of Billings & Co., a management consulting firm focused on the wireless communications and related industries, since 1987. Mr. Billings has also served as Chief Operating Officer and Chief Executive Officer of Silicon Wireless, Ltd.; Chief Operating Officer and Vice Chairman of Radio Movil Digital Americas, Inc.; General Manager of the Washington–Baltimore Cellular Telephone Company Partnership (d/b/a Cellular One); and Vice President of Corporate Development of the Communications Satellite Corporation. Mr. Billings contributes diversified skills to our board through his extensive financial, management and operational experience and is an audit committee financial expert. He has also made extensive contributions as a director and past chair and present member of the audit committee, including through his collaboration with our independent auditors and senior management team, and as chair of our nominating and governance committee and strategy committee.

Nancy Hawthorne, 63, became a director in October 1997 and served as our lead director from January 2008 to December 2011. Ms. Hawthorne has served as Chair and Chief Executive Officer of Clerestory, LLC, a financial advisory and investment firm, since August 2001. Previously, Ms. Hawthorne served as Chief Executive Officer and Managing Partner of Hawthorne, Krauss & Associates, LLC, a provider of consulting services to corporate management; and as Chief Financial Officer and Treasurer of Continental Cablevision. Ms. Hawthorne also serves as a director and member of the audit and nominating and governance committee of the Metropolitan Series Fund, Inc. During her years of service as a director of Avid, Ms. Hawthorne has gained significant knowledge of our business. Ms. Hawthorne’s financial management and outside board experience enhance her contributions to our board. Additionally, her financial expertise and experience qualify her as an audit committee financial expert. In addition to her service as a member of our board and a financial expert of our audit committee, Ms. Hawthorne also brings valuable insight in her role as a member of our nominating and governance committee. Ms. Hawthorne also offers a unique perspective, having served as our interim CEO from July to December 2007.

John H. Park, 47, served as a director of Avid from June 2007 to June 2011 and was reelected to our board in May 2012. Since November 2012, Mr. Park has been a partner at the private equity firms of Jackson Park Capital, LLC and Jackson Park Advisors, LLC. Mr. Park was a partner of Blum Capital Partners, L.P., a private equity firm and an Avid investor, from May 2004 to November 2012. Prior to joining Blum Capital Partners, Mr. Park spent 11 years with Columbia Wanger Asset Management, L.P. where he was a partner and the Portfolio Manager of the Columbia Acorn Select Fund and a Co-Portfolio Manager of the Columbia Acorn Fund. Mr. Park has also in the past served as a director of eResearch Technology, Inc. and GlenRose Instruments, Inc. Our board believes it benefits from Mr. Park’s demonstrated business acumen gained through extensive private equity and fund investment experience, experience on other public company boards of directors and participation in corporate turn-around efforts. With this experience, Mr. Park is also a valued member of our strategy committee and nominating and governance committee.

Class II Directors (terms to expire at our 2014 annual meeting)

Robert M. Bakish, 50, became a director in October 2009. Mr. Bakish has served as the President and Chief Executive Officer of Viacom International Media Networks, a division of Viacom Inc., a global entertainment content company, since January 2010. Mr. Bakish is also chairman of the board of Viacom 18 (Viacom’s Indian joint venture). From January 2007 to January 2010, Mr.

Bakish served as the President of MTV Networks International, another division of Viacom. From July 2004 to January 2007, Mr. Bakish was Executive Vice President, Operations, of Viacom Enterprises, a subsidiary of Viacom. Prior to that, he served as MTV Networks’ Executive Vice President and Chief Operating Officer, Advertising Sales and was chairman of the Cable Television Advertising Bureau. Previously, Mr. Bakish was a partner with Booz Allen & Hamilton in its Media and Entertainment practice. The board values the unique insights Mr. Bakish provides to the board and as a member of our strategy committee relative to the challenges, opportunities and operations of the broadcast industry, as well as his expertise in strategic planning and business development as well as in his role, since 2011, as the chair of our compensation committee.

Louis Hernandez, Jr., 47, was appointed our President and CEO in February 2013. He became a director in February 2008 and served as our lead director from December 2011 until his appointment as our President and CEO. Prior to being appointed our President and CEO, Mr. Hernandez was the chairman and Chief Executive Officer of Open Solutions Inc., a provider of enterprise-wide enabling technologies for the financial services marketplace, which was acquired in January 2013 by Fiserve, Inc. Mr. Hernandez served as chairman of Open Solutions from 2000 to 2013, and as Chief Executive Officer of Open Solutions from 1999 to 2013. Prior to Open Solutions, Mr. Hernandez served as Executive Vice President and Chief Financial Officer of RoweCom Inc., an electronic commerce software vendor. Prior to joining RoweCom, Mr. Hernandez served as the Chief Financial Officer and Corporate Secretary of U.S. Medical Instruments, Inc. and worked in the business and advisory services group of Price Waterhouse LLP. Mr. Hernandez also served as a director and member of the audit and compensation committee of Unica Corporation (UNCA), HSBC North America Holdings Inc., HSBC USA Inc. and HSBC Bank USA, N.A. Mr. Hernandez has a proven track record of driving the operations and growth of technology companies in a variety of industries. The board believes that these qualities are particularly valuable in connection with the next steps for our company. Further, as President and CEO, he brings a unique perspective to the board.

Class III Directors (terms to expire at our 2014 annual meeting)

Elizabeth M. Daley, 71, became a director in February 2005. Dr. Daley has been Dean of the School of Cinematic Arts at the University of Southern California since 1991. Dr. Daley brings a valuable perspective to our business through the experience she has with our customer base, including insights into industry trends gleaned in her capacity as the dean of a major U.S. film school, and is a valued member of our audit committee and compensation committee.

Youngme E. Moon, 50, became a director in September 2005. Dr. Moon has been Senior Associate Dean for Strategy an Innovation and the Donald K. David Professor of Business Administration at Harvard Business School, where she has been on the faculty since 1998. Prior to that, Dr. Moon was a professor at the Massachusetts Institute of Technology. Dr. Moon also serves on the board of directors of Zuliliy, the Honest Company and Handybook and serves as a member of the audit and nominating and governance committee of Zulily. Dr. Moon’s expertise in innovative consumer and other marketing strategies, in addition to her other business insights, adds significant value to board discussions and our strategy committee. She is also a valued member of our nominating and governance committee.

David B. Mullen, 63, became a director in July 2009 and has served as the chair of our audit committee since 2012. Mr. Mullen is currently an independent consultant. From 2002 until January 2010, he was Executive Vice President and Chief Financial Officer of NAVTEQ (formerly Navigation Technologies), a provider of digital map data for in-vehicle, portable, wireless and enterprise solutions. Mr. Mullen currently serves as a director of Angie’s List, Inc. and Mattersight Corporation, and has previously served as a director of Eagle Test Systems. Our board values Mr. Mullen’s extensive financial expertise and experience as a chief financial officer of four public companies, as well as his accomplished history of working with global, public companies in the technology industry. He is also a valued member of our compensation committee.

EXECUTIVE OFFICERS

Our executive officers are elected annually by the board and serve at the discretion of the board. Our current executive officers and their ages are as follows:

Executive Officer	Age	Position(s) with our company
Louis Hernandez, Jr.	47	President and Chief Executive Officer
John W. Frederick	50	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Christopher C. Gahagan	50	Senior Vice President of Products and Technology
Jeff Rosica	52	Senior Vice President of Worldwide Field Operations
Jason A. Duva	41	Vice President, General Counsel and Corporate Secretary

Louis Hernandez, Jr. is our President and CEO. Please see “Directors” above for Mr. Hernandez’s biography.

John W. Frederick has served as our Chief of Staff from February 2013 to April 2013, and has served as our Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2013. From November 2009 until joining Avid, Mr. Frederick was Executive Vice President and Chief Financial Officer of Open Solutions, Inc., a technology provider to financial institutions worldwide, which was acquired in January 2013 by Fiserv, Inc. During the period October 2006 to October 2007, Mr. Frederick served first as interim Chief Financial Officer and then as Chief Financial Officer of SafeNet, Inc., a global encryption security company. After a brief transition in connection with the acquisition of SafeNet, he rejoined SafeNet as Chief Financial Officer in November 2007 and served as such until August 2009. Additionally, he held a variety of senior financial, business planning, and analysis roles at organizations including AlliedSignal, now Honeywell, Time Warner-Six Flags, Sunbeam Corporation, and Legrand North America.

Christopher C. Gahagan has served as our Senior Vice President of Products and Technology since July 2009. From March 2002 and until the time he joined us, Mr. Gahagan served in various capacities at EMC Corporation, a provider of storage systems, software and services to support information storage and management strategies, most recently as Senior Vice President and General Manager of the Resource Management Software group. Prior to EMC, he held senior management positions at BMC Software, Inc., Sterling Software, Inc. and Spectra Logic Corporation. Mr. Gahagan began his career as a member of the technical staff at Hewlett Packard Company.

Jeff Rosica has served as our Senior Vice President of Worldwide Field Operations since January 2013. From early 2002 until joining us, Mr. Rosica served in various capacities with Grass Valley, LLC, a broadcast equipment supplier, most recently as Executive Vice President, Chief Sales and Marketing Officer. Prior to that, Mr. Rosica was Vice President and General Manager of Phillips Broadcast from 1996.

Jason A. Duva has served as our Vice President, General Counsel and Corporate Secretary since October 2011. Mr. Duva joined Avid in 2005 as Corporate Counsel and from 2008 to 2011 served as Assistant General Counsel. Prior to joining Avid, Mr. Duva worked at the law firm, Testa, Hurwitz & Thibeault LLP.

CORPORATE GOVERNANCE

The board is composed of a majority of “independent” directors, and all of the board’s committees are composed entirely of “independent” directors, as such term is defined in the listing standards of NASDAQ. The board has determined that the following directors, all of whom served during 2012 (with Mr. Park being appointed director in May 2012) and 2013, are “independent,” according to the above definition: Robert M. Bakish, George H. Billings, Elizabeth M. Daley, Nancy Hawthorne, Youngme Moon, David B. Mullen and John H. Park. Mr. Hernandez was considered independent until his appointment as our CEO and President in February 2013.

In addition, the audit committee is composed entirely of “independent” directors as such term is defined in Rule 10A-3 under the Exchange Act, as no member of the audit committee accepts directly or indirectly any consulting, advisory, or other compensatory fee from the company other than their director compensation, or otherwise has an affiliate relationship with the company. Similarly, the members of the compensation committee each qualify as independent under NASDAQ standards and Rule 10C-1 under the Exchange Act. Under these standards, the Board considered that none of the members of the compensation committee accepts directly or indirectly any consulting, advisory, or other compensatory fee from the company other than their director compensation, and that none have any affiliate relationships with the company or other relationships that would impair the director’s judgment as a member of the compensation committee.

The board has adopted a charter for each of the four standing committees that addresses the make-up and functioning of such committee. The board has also adopted corporate governance guidelines to assist it in the exercise of its duties and responsibilities and to serve the best interest of our stockholders, and a code of business conduct and ethics that applies to all of our employees, officers and directors. Our corporate governance guidelines address, among others, the responsibilities and qualification standards for directors (including a policy for holdover directors), the criteria for director nominations, the board meeting process, our directors’ access to officers and employees and independent advisers, and the duties of our chairman and if applicable lead independent director. The charters for the audit committee, compensation committee and nominating and governance committee, the corporate governance guidelines, and the code of business conduct and ethics, are all publicly available on our website at http://ir.avid.com/documents.cfm.

Board Leadership Structure

The board oversees our CEO and other senior management in the competent and ethical operation of the company and assures that the long-term interests of the stockholders are being served.

The board periodically reviews its leadership structure to determine whether the roles of chairman and chief executive officer should be separated or combined based on its judgment as to the structure that best serves the interests of our company and our stockholders. In February 2013 in connection with Mr. Hernandez being newly appointed as President and CEO, Mr. Billings, an independent director, was appointed as the chairman of our board. The board believes that the current separation of the chairman and chief executive officer roles allows the chief executive officer to focus his time and energy on operating and managing the company and leveraging the experience and perspectives of the chairman. Our corporate governance guidelines provide that if our chairman is not an independent director, a lead director may be appointed, and in 2012 Mr. Greenfield, our former President and CEO, served as our chairman and Mr. Hernandez served as lead director.

The chairman of the board chairs and presides over meetings of the board and serves as a liaison between the independent directors and management. The chairman of the board also serves as chairman of our nominating and governance committee and strategy committee and as a member of our audit committee.

Other Governance Highlights

We are committed to ensuring the highest standards of corporate governance. Some examples of this commitment are set forth below.

•	Our board consists of eight members, seven of whom are independent directors within the meaning of NASDAQ’s listing standards;

•	All members of our board’s committees are independent directors;

•
Our corporate governance guidelines require that any nominee for director who does not receive a majority vote in an uncontested election must promptly tender his or her resignation to the board, which will consider whether to accept the resignation;

•
We have corporate governance guidelines that are published on our website at ir.avid.com and that among others, lay out the responsibilities and qualification standards for directors, the criteria for director nominations, the board meeting process, our directors’ access to officers and employees and independent advisers, and the duties of our chairman and if applicable lead independent director;

•
We have stock ownership guidelines for our CEO, our other executive officers and our non-employee directors that are described below under “Stock Ownership Requirements” and “Director Compensation - Stock Ownership Requirements for Outside Directors;”

•	Our independent directors hold regularly convened meetings without management present;

•	Our independent directors approve director nominations and executive officer compensation;

•	Our audit committee reviews and approves all related-party transactions;

•	Our code of business conduct and ethics is distributed annually to all of our employees; and

•	Any waiver of our code of business conduct and ethics given to our executive officers or directors must be approved by our board of directors and disclosed publicly.

Stockholder Rights Plan

In January 2014, after considering the significant time anticipated to be needed to complete the restatement process, as well as the possible delisting of our stock (which subsequently occurred when our stock was suspended from trading on NASDAQ on February 25, 2014 and delisted from NASDAQ on May 2, 2014) our board adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The Rights Plan was adopted by the board following careful evaluation and in consultation with our outside advisors. The plan is similar to plans adopted by numerous publicly traded companies and will expire at the next annual meeting of our stockholders. For a more complete description of the Rights Plan, please see our Current Report on Form 8-K dated January 7, 2014.

The Board’s Role in Risk Oversight

Risk is an integral part of board deliberations throughout the year. Management is responsible for the day-to-day management of risks our company faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. A fundamental part of risk oversight is to understand the risks that we face, the steps management is taking to manage those risks and to assess our appetite for risk. Risk management systems, including our internal auditing procedures, internal controls over financial reporting and corporate compliance programs, are designed in part to inform management about our material risks. The board believes that full and open communication between management and the board are essential for effective risk management and oversight. The board receives regular presentations from senior management on strategic matters involving our operations and discusses strategies, financial performance, legal developments, key challenges and risks and opportunities for our company. The involvement of the board in the oversight of our strategic planning process is a key part of its assessment of the risks inherent in our corporate strategy.

While the board oversees the risk management process, our board’s committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee focuses on financial risk, including the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements. The compensation committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The nominating and governance committee manages risks associated with corporate governance, board organization, membership and structure.

At the compensation committee’s direction, our Senior Vice President, Human Resources and other members of the human resources and finance department, in conjunction with our inside legal counsel, assisted in a risk assessment of our compensation programs for 2012 and 2013, including our executive compensation programs. Based on this assessment, we believe that our compensation programs’ design promotes the creation of long-term value and discourages behavior that leads to excessive risk. The compensation committee reviewed and discussed the assessment, and the compensation committee concurred with management’s assessment that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on our business.

Director Nomination Process

The process followed by our nominating and governance committee to identify and evaluate director candidates consists of reviewing recommendations from members of our board, search firms that we engage from time to time, and others (including stockholders) and evaluating biographical and background information relating to potential candidates.

In considering whether to recommend a particular candidate for inclusion on our board’s slate of recommended director nominees, our nominating and governance committee considers the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, and commitment to participate as a director, as well as the diversity of our board and conflicts of interest that would impair the candidate’s ability to act in the interests of all stockholders. Our nominating and governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for all prospective nominees. Our corporate governance guidelines also provide that the nominating and governance committee will review with the board the requisite skills and criteria for new board members as well as the composition of the board as a whole, including the consideration of diversity, age, skills, experience, geographic representation, gender, race and national origin, and other experience in the context of the needs of the board. Our nominating and governance committee has not adopted any formal or informal diversity policy and treats diversity as one of the criteria to be considered by the committee. Our nominating and governance committee believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities.

Our by-laws require stockholders to provide notice to Avid of the nomination of directors not less than 90 days nor more than 120 days prior to the anniversary date of our prior annual meeting. However, if our annual meeting is called for a date that is not within 25 days before or after the anniversary date of the prior year’s annual meeting, notice by the stockholder must be received no later than the close of business on the tenth day following the earlier of either the day on which the notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made.

Our by-laws require a stockholder proposing a director nomination to accompany the request with certain additional information concerning the stockholder and the nominee(s) proposed, including, among other things, (i) biographical and stock ownership information (including derivative and hedging interests as to our common stock) of the proponent stockholder and the nominee(s) (and certain affiliates or associates of each of the proponent stockholder and the nominee(s)), (ii) arrangements and understandings (including financial arrangements and compensation) between the proponent stockholder (and certain affiliates or associates of the proponent stockholder) and any other person, including the nominee(s), with respect to our common stock, and (iii) any other information relating to the proponent stockholder or the nominee(s) that would be required to be disclosed in a proxy statement pursuant to Section 14 of the Exchange Act.

Stockholders may recommend an individual to our nominating and governance committee for consideration as a potential director candidate by submitting the individual’s name, together with the information referred to above, to the Nominating and Governance Committee, Avid Technology, Inc., c/o Corporate Secretary, 75 Network Drive, Burlington, Massachusetts 01803, or by email to Avid.Secretary@avid.com.

Assuming that appropriate biographical and background material has been provided on a timely basis, our nominating and governance committee evaluates stockholder-recommended candidates by substantially following the same process, and considering the same criteria, as it follows for candidates submitted by others. If our board decides to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy materials for the next annual meeting.

Board Meetings

Our board met 16 times in 2013 and 11 times in 2012. The board and certain committees also engaged in other discussions and actions during 2013 and 2012 apart from these meetings. The non-management directors, all of whom are independent, met in an executive session chaired by either the chairman of the board or the lead director at the conclusion of every regularly scheduled board meeting and at such other board and committee meetings as the independent directors elected. During 2013 and 2012, each of our directors attended at least 75 percent of the total number of meetings of the board of directors and all committees of the board of directors on which he or she served.

While we encourage our directors to attend our annual meetings of stockholders, we do not have a policy requiring their attendance. All of our then-serving directors attended our 2012 annual meeting of stockholders.

Board Committees

Our board has a standing audit committee, compensation committee, nominating and governance committee and strategy committee. Each committee operates under a charter that has been approved by our board. Each committee reviews its charter periodically and recommends any proposed revisions to our board for approval. The charters of the audit committee, the compensation committee and the nominating and governance committee can be accessed from the corporate governance page in the investor relations section of our website at www.avid.com. Members of each committee are generally elected by our board upon recommendation from our nominating and governance committee. Committee meetings may be called by the chair of a committee, our lead director and our chairman. Each of the committees is authorized to retain independent legal, accounting and other advisors, and to approve compensation for their services.

The table below provides current membership information regarding the board and board committees as of the date of this Form 10-K. Each of the committees is comprised solely of independent directors.

Independent Director(1)	Audit	Compensation	Nominating and Governance	Strategy
Robert M. Bakish		Chair		x
George H. Billings (2)	x		Chair	Chair
Elizabeth M. Daley	x	x
Nancy Hawthorne	x		x
Youngme E. Moon			x	x
David B. Mullen	Chair	x
John H. Park			x	x

(1)
In connection with Mr. Hernandez’s appointment as our President and CEO in February 2013, he stepped down from his service as the lead director and member of our compensation committee and our nominating and governance committee. Mr. Hernandez continues to serve on our board.

(2)	Mr. Billings was appointed chairman of our board in connection with Mr. Hernandez’s appointment as President and CEO.

Audit Committee. Our board has determined that each of Messrs. Mullen and Billings and Ms. Hawthorne, all of whom served on the audit committee during 2012 and 2013, qualify as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. In addition, our board has determined that the members of our audit committee meet the additional independence criteria required for audit committee membership under Rule 10A-3 of the Exchange Act. The audit committee’s responsibilities include:

•	appointing, as well as approving the compensation and assessing the independence of, our independent registered public accounting firm;

•
overseeing the work of our independent registered public accounting firm, including reviewing certain reports required to be made to the audit committee by the independent registered public accounting firm;

•	overseeing the work of our internal audit function, including approving the internal audit annual plan submitted by the internal auditing staff;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	reviewing, approving and ratifying related person transactions;

•	monitoring our internal controls over financial reporting, disclosure controls and procedures; and

•	meeting independently with our internal auditing staff, our independent registered public accounting firm and management.

Our audit committee met six times in 2013 and 11 times in 2012.

Compensation Committee. The compensation committee’s responsibilities include:

•	administering our executive officer compensation programs;

•	annually reviewing and approving an appropriate peer group against which executive compensation is compared;

•	annually reviewing and approving corporate financial performance goals and individual performance goals relevant to the compensation of our executive officers;

•	overseeing performance evaluations of our executive officers;

•	administering our equity incentive plans and other equity based plans;

•	reviewing and discussing the Compensation Discussion and Analysis;

•	evaluating compensation policies and practices in relation to risk management; and

•	reviewing and making recommendations to our board with respect to director compensation.

Our compensation committee met seven times in 2013 and eight times in 2012.

Compensation Committee Interlocks and Insider Participation

Messrs. Bakish and Mullen and Ms. Daley served on our compensation committee during 2012 and 2013. Mr. Hernandez served on our compensation committee in 2012 and until his appointment as President and CEO in February 2013. No member of the compensation committee during 2012 and 2013 also served as an executive officer while serving on the committee. Furthermore, no member is a director of another corporation or other entity (or serves an equivalent function for another corporation or other entity) that has an executive officer who serves on the compensation committee or our board.

For further information about our processes and procedures for the consideration and determination of executive and director compensation, including the compensation committee’s retention of an independent compensation consultant, please see “Executive Compensation” below.

Nominating and Governance Committee. The nominating and governance committee’s responsibilities include:

•	identifying individuals qualified to become members of our board;

•	recommending to our board persons to be nominated for election as directors and to each of the committees of our board;

•	developing and recommending to our board corporate governance principles; and

•	overseeing an evaluation of our board.

Our nominating and governance committee met twice in 2013 and twice in 2012.

Strategy Committee. The strategy committee’s responsibilities include reviewing, evaluating and making recommendations to our board with regard to potential strategic opportunities. Our strategy committee did not meet formally in 2013. In 2012, our strategy committee met five times.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. To our knowledge, based solely on a review of copies of reports filed by the persons required to file these reports and written representations from those persons, we believe that all reports required to be filed pursuant to Section 16(a) were timely filed with respect to the years ended December 31, 2012 and 2013, except for one transaction on a Form 4 that was inadvertently not timely reported on behalf of Mr. Bakish. The error was discovered and the Form 4 was filed eight business days after the due date. The transaction involved the purchase of 10,000 shares of common stock on November 28, 2012. In addition, the Form 3 filed in connection with Mr. Park rejoining our board on May 15, 2012 inadvertently omitted to disclose 16,493 shares owned by him.

ITEM 11.	EXECUTIVE COMPENSATION
INTRODUCTION
This Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program and the factors that were considered in making compensation decisions for our named executive officers (“NEOs”). As a result of the restatement of our financial statements, we did not hold an annual meeting in 2013 or file an Annual Report on Form 10-K for the fiscal year ended December 31, 2012; consequently, this CD&A includes information for both fiscal years 2013 and 2012.
NEOs for Fiscal Year 2013. The following executive officers were our NEOs for fiscal 2013:

•	Louis Hernandez, Jr., President and Chief Executive Officer as of February 11, 2013;

•	John W. Frederick, Executive Vice President, Chief Financial Officer, and Chief Administrative Officer as of April 22, 2013 after having originally joined Avid as Chief of Staff on February 11, 2013;

•	Christopher C. Gahagan, Senior Vice President of Products and Solutions;

•	Jeff Rosica, Senior Vice President Worldwide Field Operations as of January 7, 2013;

•	Jason A. Duva, Vice President and General Counsel;

•	Gary G. Greenfield, who served as our President and CEO until February 11, 2013; and

•	Kenneth A. Sexton, who served as our Executive Vice President, Chief Financial Officer and Chief Administrative Officer until April 22, 2013.

•	Glover H. Lawrence, who served as our Vice President Corporate Development until June 27, 2013;
NEOs for Fiscal Year 2012. In addition to Messrs. Greenfield, Sexton, Gahagan, Duva and Lawrence, the following executive officers are considered NEOs for 2012:

•	Kirk E. Arnold, who served as our Executive Vice President and Chief Operating Officer until July 2012; and

•	James M. Vedda, who served as our Senior Vice President of Worldwide Sales until November 2012.

EXECUTIVE SUMMARY

While this CD&A and the accompanying compensation tables provide information for both 2012 and 2013, the Executive Summary that follows focuses primarily on 2013 events and developments. We believe an understanding of these events and developments is critical to understanding our executive compensation actions and decisions in 2013, as well as going forward.

Fiscal Year 2013 Management Transition & Business Transformation

In 2013, we started a significant business transformation process with the goal of achieving growth and reasserting our leadership position in the industry. This transformation began with new management, including the appointment of Louis Hernandez, Jr. as our President and CEO in February 2013, Jeff Rosica as our Senior Vice President Worldwide Field Operations in January 2013, and John W. Frederick as our Chief of Staff in February 2013 and Executive Vice President, Chief Financial Officer and Chief Administrative Officer in April 2013. Our new executive management team spearheaded a rigorous evaluation of our company’s strategy, operations and culture during their first 100 days. They conducted a rigorous quantitative and qualitative analysis of our business and our market. The company adopted a strategy informed by that analysis and embarked on a three phase operating transformation to execute upon that strategy, starting with more than 30 initiatives focused on addressing key strategic, operational and cultural challenges. The ultimate goals are to drive growth, improve profitability and enhance cash flow, all of which we believe will position our company for long-term stockholder value creation. During this period of transformation, we have continued to make additions to our senior management team and to evaluate compensation policies to ensure that we position Avid for sustained success. Because of the substantial changes in our management team and the changes flowing from our business transformation, our compensation program in 2013 reflected a number of unique elements which reflected our company’s challenging and changing circumstances in 2013. Further, because of the management changes during 2013 and our accounting evaluation and restatement process, executive compensation decisions in 2013 were not made in accordance with our historical annual pay setting process.
2013 Business Overview

As discussed elsewhere in this Form 10-K, we have completed the accounting evaluation commenced in early 2013 and have restated our consolidated financial statements as of December 31, 2011 and for the year then ended. Throughout this period, we have put a premium on maintaining our focus on continued innovation for our customers and reasserting our commitment to being a strategic leader for the media industry. As part of reasserting our leadership position in the industry, in April 2013 we introduced Avid Everywhere, which is our strategic vision for connecting creative professionals and media organizations with their audiences in a more powerful, efficient, collaborative, and profitable way. In April 2014, we unveiled the details of and first product deliverables guided by Avid Everywhere.

Response to 2012 Say on Pay Vote

We conducted our first advisory vote on NEO compensation in May 2012 and received a 50.8% approval for our NEO compensation program. In response to the advisory vote, our compensation committee, with the assistance of its independent compensation consultant, undertook a review of our executive compensation program and policies. This process included the following:

•
we reached out to our top stockholders representing approximately 72% of the then outstanding shares to discuss stockholder concerns, and ultimately held discussions with stockholders representing approximately 40% of our then-outstanding shares;

•
in our discussions, we sought to understand the concerns raised by some stockholders regarding the design of our executive compensation program and policies, including the salary of our former President and CEO, tax gross ups for certain executives and concerns regarding the alignment between pay and performance, as well as some provisions of our equity incentive plan; and

•
our compensation committee undertook a review of these topics as well as critiques offered by the stockholder advisory firms Institutional Shareholder Services and Glass Lewis with respect to our fiscal year 2011 executive compensation program.

In conjunction with the appointment of a new management team focused on transforming our business, we intend to address concerns regarding the compensation of our former management team and the company’s performance during their tenure. We also have designed the compensation of our new management team with stockholder feedback in mind. Notably, the base compensation of our new President and CEO was set at a significantly lower level than the base compensation for our previous President and CEO, and a significant portion of the newly hired executives’ compensation is in the form of long term incentive awards. Furthermore, none of our current executives is entitled to excise tax gross ups for severance benefits provided in the event of employment termination following a change in control, with the exception of a legacy gross up for COBRA payments to one of our executives. We also believe that the significant business transformation commenced in connection with the management change will help further align our compensation policies with our performance. For example, our annual incentive plans for both 2013 and 2014 were structured with targets we believe will be highly correlated with stockholder value, such as the achievement of our strategic objectives, and improvements in free cash flow, bookings and EBITDA. To ensure that the market data used when determining executive compensation is relevant, we updated our peer group in 2013 to better align with our size and industry. We also intend to consider concerns raised with respect to our equity incentive plan as we propose new plans for stockholder approval. While we believe that these steps are adequate to improve the alignment between pay and performance, the compensation committee remains committed to continuing its dialogue with stockholders regarding compensation matters.

Highlights of 2013 Executive Compensation Program
Highlights of our 2013 executive compensation program include:

•
Long Term Incentives. Our practice has been to provide a significant portion of our executive compensation in the form of equity awards, both in the form of time and performance-based options and restricted stock units. In line with this practice, the NEOs who joined in 2013 received approximately 68% of their total direct compensation (base salary, annual cash incentive compensation and grant date fair value of equity awards) in the form of equity awards and a majority of these awards are subject to performance-based vesting conditions.

•
Compensation Packages for our New Executives. In line with our focus on long term and performance-based incentives, our compensation committee designed compensation packages for our new executives in 2013 in consultation with its independent compensation consultant that were heavily weighted towards performance-based compensation. The compensation committee also considered each candidate’s qualifications, current compensation package, and market data. Based on this review, Messrs. Hernandez’s and Frederick’s base salaries were set near the 50th percentile as compared to our peers ($650,000 and $425,000 respectively), and their compensation elements were heavily weighted towards compensation based on performance. Their annual incentive bonus targets were equal to 100% of their annual base salaries (with a maximum of 200% and 135%, respectively) and they received long term equity awards, 65% of which for each were granted in the form of options with performance-based vesting conditions. None of the new compensation packages included Section 280G or any other tax gross-ups.

•
Limited Base Salary Increases. In 2013, Mr. Duva was the only continuing NEO who received an increase in base salary, based on individual performance, time in his role, and the fact that his salary prior to the increase was below the 25th percentile of the 2013 Peer Group.

•	No Discretionary Bonuses. No discretionary bonuses were awarded in 2013 or 2012.

•	Programs to Retain and Attract Key Executives During a Transformative Year.

◦
2013 Executive Bonus Programs. We invested to recruit, develop and retain executive management that we believe best positions Avid for long-term growth and stockholder value. As a part of this, we restructured our annual executive incentive program in 2013 (“2013 Annual Incentive Program”). Under the 2013 Annual Incentive Program, payouts required that certain free cash flow metrics were met and payouts, if any, depended on the amount of our bookings and achieving operational goals related to our strategic initiatives. The purpose of the program was to make sure that the executive team’s compensation opportunities were better aligned with our goals to transform our company through a set of common strategic, business and cultural goals, ultimately designed to increase stockholder value. Target amounts ranged from 35% to 100% for our NEOs and maximum payouts were generally set at 125% (other than for executives with different maximum payouts provided for in their employment agreements) as compared to the 200% maximum in 2012.

◦
2013 Remediation Bonus Plan. We also implemented a retention bonus program designed to retain certain key executives and employees during our comprehensive restatement process. Payouts under this plan to our executives were conditioned on the completion of the restatement and compensation committee approval.

Good Governance in our Executive Compensation Programs and Practices

The following highlight examples of good corporate governance incorporated in our executive compensation programs.

•
Independent Compensation Consultant. The compensation committee engaged an outside, independent executive compensation consultant, Pearl Meyer & Partners (or PM&P), to advise and counsel on key compensation decisions and actions during 2013 and 2012.

•
Significant Performance-Based Awards Balanced Over the Short-Term and Long-Term. Our compensation programs focus on pay-for-performance, and reward management for achievement of our annual performance goals, which are specifically designed to enhance stockholder value. Our program uses short-and long-term compensation arrangements, many of which are payable only if certain financial and individual business objectives are achieved.

•
No Guaranteed Bonuses, Limited Perquisites. We do not offer guaranteed bonuses and we provide few fringe benefits. We do not offer access to company jets, car allowances, personal security, financial planning advice, tax preparation services or club memberships.

•
No Excise Tax Gross-Ups. Following the changes in our executive management in 2013, none of our NEOs is entitled to Internal Revenue Code Section 280G tax gross-ups or gross ups for other compensation elements, including for deferred compensation, with the exception of a legacy gross up for COBRA payments to one of our executives.

•
Double Trigger Change in Control Provisions. Each of the change in control severance agreements that we maintain with our NEOs provide for “double-trigger” payments or benefits, which means that change in control benefits are payable only in the event of a qualifying termination of employment within a specified period of time after a change in control.

•	No Option Repricing. Our 2005 Amended and Restated Stock Incentive Plan does not permit repricing of stock options or other equity awards without stockholder approval.

•	Annual Advisory Vote to Approve Executive Compensation. We seek to obtain an advisory approval of our executive compensation at each annual meeting of stockholders.

•
Appropriate Peer Group and Market Referencing. We utilize a group of peer companies that are appropriate from the perspectives of size (based on, among others revenue and market capitalization), industry and competitiveness in the labor market. We review and adjust our peer group annually and updated our peer group in 2013 to, among other things, ensure that our peer companies had revenues in the approximate range of 0.5 to 2 times that of Avid and a market capitalization in the range of approximately 0.25 to 4 times that of Avid’s at the time the compensation committee determined the group.

•
Risk Assessment. We have conducted a comprehensive risk assessment of our compensation programs and believe that our programs are structured in a manner to motivate strong performance with appropriate risk taking while discouraging excessive risk taking. The details of this risk assessment can be found in the section of this Annual Report on Form 10-K under “Item 10, Directors, Executive Officers and Corporate Governance.”

•
Stock Ownership Guidelines. Our NEOs are subject to stock ownership guidelines, which further align the interests of our NEOs with our stockholders and encourage our NEOs to manage from an owner’s perspective.

COMPENSATION PHILOSOPHY AND OBJECTIVES

How We Determine NEO Compensation

Overview

The compensation committee oversees all our executive compensation programs and exercises discretion in taking compensation actions. Although 2013 deviated from our historical practice as to the timing of compensation decisions, we generally establish the performance targets for our NEOs at the beginning of each fiscal year based on our operating plan reviewed by our board of directors at that time. Our operating plan reflects what our management and board of directors believes we could achieve if we successfully execute our operational strategies and goals. The financial performance targets used for purposes of executive compensation are generally set based on the operating plan targets for performance at the higher end of the range of our planned growth. Our compensation decisions also reflect published industry survey and peer group data and account for the individual performance of each executive officer.
In 2013, as a result of the management transition and the accounting evaluation and restatement process, several of our NEO compensation decisions, including pay packages for Messrs. Hernandez and Frederick as well as our executive incentive bonus programs (including our 2013 Annual Incentive Program and Remediation Bonus Plan), were prepared outside of our typical annual pay setting time line. These decisions nevertheless were made based on the principles described above. In 2013, because of the ongoing restatement process, our targets were tied to both reaching certain financial targets as well as successfully completing predetermined strategic initiatives that we deemed crucial for the transformation of our company.
Role of Our Compensation Committee

Our compensation committee oversees the design and development of our executive compensation programs and determines CEO compensation consistent with the overall objectives of the program, as described above. The compensation committee also approves compensation for the other NEOs. For 2013 and 2012, all members of the compensation committee were independent directors under NASDAQ’s listing standards.
Role of our CEO

Our CEO provides strategic direction for our company, including relating to compensation matters. During 2013, Mr. Hernandez met periodically with the compensation committee and compensation consultants to discuss changes to our NEO compensation programs, the 2013 Annual Incentive Program and Remediation Bonus Plan metrics, and make recommendations regarding the form and amount of any changes to the compensation opportunities for the other NEOs. Mr. Hernandez also met with the compensation committee to review the structure of our 2014 executive compensation programs and to evaluate the performance of the other NEOs who were still employed by us as officers at the end of 2013. The ultimate decisions in 2013 and 2012 regarding NEO compensation were, however, made by the compensation committee. Our CEO does not participate in our compensation committee’s deliberation or voting on his own compensation.
Role of our Independent Compensation Consultant

Each year our compensation committee engages an independent compensation consultant to advise the compensation committee on executive officer and board compensation. Since October 2009, our compensation committee has worked with PM&P as its independent compensation consultant. PM&P acts primarily as an advisor to our compensation committee, but may also work with management from time to time on matters presented by management to our compensation committee with the knowledge and consent of our compensation committee. Our compensation committee has the sole authority to engage and terminate its compensation consultant. Although the company and its management do not retain its own compensation consultant, Towers Watson, which previously served as our compensation committee’s independent compensation consultant, continues to assist us with valuations of previously granted performance‑based equity awards with measures based on our company’s stock price.
The nature and scope of the assignments for PM&P for 2013 and 2012 executive compensation included:

•	reviewing our peer group to determine the appropriateness of its composition;

•	preparing executive compensation pay studies and competitive assessments to compare our executive compensation to our peer group and published industry survey data;

•	reviewing various compensation options available for companies in the midst of a transformation; and

•	in connection with our executive officer change in control benefits, providing analysis with respect to the applicability of excise taxes under Sections 280G and 4999 of the Internal Revenue Code.

The compensation committee has considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to PM&P. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by PM&P.

Market Data and Peer Group Analysis.

For purposes of comparing our executive compensation program with market practices, our compensation committee, with the assistance of its independent compensation consultant, reviews executive compensation from a peer group of publicly traded companies, which we refer to as the “Avid Peer Group.”
In 2013, our compensation committee made changes to the Avid Peer Group that was used in 2012 to ensure that the peers better reflected companies with similar product and service offerings to our own, while also seeking to maintain a similar size to Avid with respect to revenue, market capitalizations and number of employees. We eliminated companies from our peer group that had revenues in excess of twice that of Avid’s and market capitalization in excess of four times that of our market capitalization. The compensation committee also considers the growth profile of potential peer group companies and competitive considerations with regard to our business as well as recruiting and retention. During its annual review, the compensation committee seeks, to the extent practical, to maintain consistency in the peer group from year to year in the results of the benchmarking process. Our peer group for 2013 consisted of the following companies:

Dolby Laboratories, Inc.	Pegasystems Inc.	RealNetworks Inc.
Harmonic Inc.	Progress Software Corporation	Rovi Corporation
Imation Corp	Qlogic Corporation	Synaptics, Inc.
Mentor Graphics Corporation	Quantum Corporation	Verint Systems Inc.
National Instruments Corporation	RealD Inc.

In addition to reviewing the executive compensation practices of companies in the Avid Peer Group, our compensation committee, with the assistance of PM&P, also reviews executive compensation from published industry surveys for purposes of comparing our executive compensation program with market practices. Our compensation committee also reviews information from The Radford High Technology Executive Compensation Survey. We refer to these surveys collectively as the “published industry survey data.”

Our compensation committee reviews the executive compensation practices of companies in the Avid Peer Group and Radford industry survey data to determine whether our executive officers’ base salary, total annual cash compensation and total direct compensation (base salary, annual cash incentive compensation and grant date fair value of equity awards) are within a reasonably competitive range. Our compensation committee uses target percentiles from the Avid Peer Group and Radford survey data as one factor when setting NEO compensation, but also takes into account the experience, performance levels and potential performance levels of the executive officer, and changes in duties and responsibilities. Our compensation committee believes that if an executive officer makes contributions that enable the company to achieve performance that meets goals established by the compensation committee, then the executive officer should have the opportunity to receive compensation that is competitive with comparable industry norms. Therefore, the compensation committee considers the compensation levels of our executive officers in comparison to the percentiles from survey data for similarly situated executives, but such percentiles do not on their own drive our compensation levels - rather, they are used as a market reference.

ELEMENTS OF EXECUTIVE COMPENSATION

Compensation Elements

Our executive compensation program has the following elements:

Element	Description
Base Salary	Fixed annual cash amount based on competitive salary data
Annual Performance-Based Cash Bonuses	Variable annual cash payment based on the achievement of pre-established company goals designed to drive growth, improve profitability and cash flow and ultimately stockholder value.
Long-Term Equity Awards	Time-based and performance-based equity awards.
Other Benefits and Perquisites	Limited non-cash compensation designed to attract and retain NEOs and provide a competitive compensation package
Post-Employment Payments	Contingent in nature and payable only if a NEO’s employment is terminated as specified in employment agreements and offer letters.
Incentive Awards Designed to Address Turnaround Situations	To appropriately incentivize executives to complete a significant turnaround when other incentive programs may not properly address the retention concern.

Compensation Mix
In accordance with our pay for performance philosophy, the following chart illustrates the 2013 mix of pay for our direct compensation elements (base salary, target bonus, and annual long-term incentive pay) for our continuing NEOs, Messrs. Hernandez, Frederick, Gahagan, Rosica and Duva. A majority of their target compensation remains “at-risk.”

The percentage of long-term incentive pay attributed to each of Messrs. Hernandez, Frederick and Rosica in the chart above also reflects the initial hire equity awards granted to Messrs. Hernandez, Frederick and Rosica in fiscal 2013, and in total means that approximately 85% of Messrs. Hernandez and Frederick’s, and 67% of Mr. Rosica’s compensation remains at-risk. While this reflects initial hire grants, we intend to continue to tie a majority of executive compensation to performance. A description of the equity awards granted to Messrs. Hernandez, Frederick and Rosica is provided below under “Long-Term Equity Incentive Compensation - Fiscal Year 2013.” No long term incentive grants are reflected for Messrs. Gahagan and Duva, since we suspended our annual equity grants in 2013 pending review of the circumstances surrounding the restatement and evaluation of our compensation programs in the context of the changes in our management. For grants made to Messrs. Gahagan and Duva in 2014 in respect of fiscal year 2013, please see “Long-Term Equity Incentive Compensation - Fiscal Year 2014 Equity Incentive Compensation.”

ANALYSIS OF 2013 AND 2012 EXECUTIVE COMPENSATION DECISIONS AND ACTIONS

Base Salaries

Consistent with our compensation committee’s philosophy of tying executive compensation to our financial performance, our executives receive a relatively small percentage of their overall target compensation in the form of base salary. Base salaries for our executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.
In 2013, Mr. Hernandez’s salary was set at $650,000, as compared to our former President and CEO’s base salary of $936,000 and Mr. Frederick’s base salary of $425,000 was in line with that of Mr. Sexton, our former Executive Vice President, Chief Financial Officer and Chief Administrative Officer. The only executive’s base salary that was changed in 2013 was that of Mr. Duva, who received an 8% increase based on individual performance, time in his role, and the fact that his salary prior to the increase was below the 25th percentile of the 2013 Peer Group.
In 2012, three of our 2012 NEOs, Messrs. Gahagan, Lawrence and Vedda, received base salary increases of 3% each. These increases were based on individual performance and time in role, and the fact that these officers’ base salaries were below the 50th percentile of the 2012 Avid Peer Group and the published industry survey data. Base salaries for our other 2012 NEOs were not increased for 2012.
Annual Performance-Based Cash Awards

Each year we adopt an executive bonus or incentive program that provides for cash incentive payments to our executive officers upon the achievement of certain performance objectives set forth in the plan. Our executive bonus or incentive plans are designed to provide an annual variable cash incentive to motivate participants to achieve company and individual performance objectives and to reward participants for their achievements when those objectives are met. Bonuses for the prior year, if any, are generally determined and paid out by March 15th of the subsequent year.
Fiscal Year 2013 Incentive Plans and Payouts

Due to the commencement of the accounting review in late February 2013, we delayed the implementation of an annual incentive program for 2013 and suspended our annual equity grants until we reviewed the circumstances surrounding the restatement and evaluated our compensation programs in the context of the changes in our management.

2013 Annual Incentive Program & Payouts. As a result of the ongoing financial restatement process in 2013, the compensation committee was not able to structure an annual incentive compensation program using the same financial metrics that had been used in prior years. Nevertheless, the compensation committee decided that it was important to structure an annual incentive program that provided management with challenging yet achievable metrics. In October 2013, with input from PM&P, the compensation committee established the 2013 Annual Incentive Program in which our executive officers were entitled to participate. Payouts under the 2013 Annual Incentive Program were contingent on the company achieving a free cash flow threshold of $(2.6) million, with free cash flow defined as operating cash flow (excluding restructuring, management change and certain one-time charges). Under the plan, payouts were to be funded at 50% of the total opportunity if the $(2.6) million free cash flow threshold was achieved, and at 100% if free cash flow met or exceeded $2.4 million. Upon meeting the free cash flow threshold, payouts were then tied to company performance as measured using the following metrics:

Levels	Bookings (weighted at 20%)(in millions)	Pro Forma Cost Savings from Strategic Initiatives (weighted at 60%) (in millions)	Non-Cost Related Strategic Initiatives (weighted at 20%)
Threshold	$506.0	$15.0	4 out of 10
Target	$520.0	$20.0	8 out of 10
Maximum	$530.0	In excess of $20.0	10 out of 10

Upon achievement of the thresholds, each executive officer would have been eligible to receive 50% of the portion of his or her target bonus relating to that metric. Upon the achievement of the targets, each executive officer would have been eligible to receive 100% of the portion of his or her target bonus relating to that metric, up to a maximum of 125% for achievement in excess of the target results. Results that fell between the threshold and maximum were to be paid out on a linear basis between 50% and 125% of the portion of an executive officer’s target bonus relating to each metric. Since Messrs. Hernandez, Frederick and Gahagan’s employment agreements provided for maximum payouts of 200%, 135% and 135%, respectively, payouts in excess of the maximum of 125% under the program also required that the compensation committee assessed their individual performance. The compensation committee had the authority to determine a bonus payout for any participant that was less than the amount determined in accordance with the program and was not required to treat participants uniformly.

As described above, in early 2013 management commenced a number of strategic initiatives designed to transform the company by accelerating growth and improving long-term profitability. Considering the importance of this transformation for the company’s long term success and growth, management proposed that the strategic initiatives be incorporated as a part of the 2013 annual incentive plan. With input from PM&P, the compensation committee decided to include the achievement of both cost based and non-cost based strategic initiatives as components of the 2013 Annual Incentive Program. For the cost based strategic initiatives (weighted at 60%), the focus was on achieving proforma cost savings through savings in indirect procurement, product profitability/cost refinement and service profitability. The ten non-cost based strategic initiatives (weighted at 20%) were deemed crucial for the long term success of the company and focused on improving (i) cultural and cross functional realignment, our internal communication strategy and the company’s mission, vision and values; (ii) revenue growth through improvements in deal shaping, sales forecasting, sales planning and product packaging; (iii) operational efficiency through improvement in product profitability and the company’s rewards systems; and (iv) customer and partner engagement through creating a relevant strategic messaging framework. Each of the ten non-cost based initiatives was given equal weighting and was to be assessed independently based on achievement. In addition, the bookings target for the year was weighted at 20%.

At the time our compensation committee approved the 2013 Annual Incentive Program, it believed each of the target levels was aggressive but achievable. Although the program was approved in October 2013, the bookings and proforma cost savings targets were set based on the company’s annual operating plan established in the second half of the year, which coincided with the start of the company transformation. The operating plan targeted a 6% improvement in bookings for the last two quarters and at the time the plan was approved the company had to achieve at least a 10% increase in bookings during the last quarter of 2013 as compared to the same quarter in 2012 to meet the bookings target. The payout ranges between meeting threshold, target and maximums under the plan were also set narrowly. Furthermore, while we had started working on a number of the strategic initiatives tied to the bonus program, at the time the 2013 Annual Incentive Program was approved, achievement of these targets was by no means determined.

Free cash flow for 2013 (as calculated in accordance with the plan) was $6 million, which significantly exceeded the free cash flow target; as a result, the program was fully funded. Bookings for 2013 were $515 million or 82% of the bookings target, weighted at 20%. The cost based strategic initiatives generated proforma cost savings of approximately $19.4 million or 94% of target, weighted at 60%. All of the ten non-cost related strategic initiatives were achieved, with an achievement of 125% of target, weighted at 20%. This resulted in payouts of 98% of target under the 2013 Annual Incentive Program.

The compensation committee did not exercise its discretion to make alterations to the amounts determined by the achievement levels of the metrics under the plan.

2013 Remediation Bonus Plan. In light of the challenges associated with the significant endeavor required to complete the restatement, our compensation committee, with input from PM&P, reviewed various compensation options available to help retain critical executive talent during the restatement process. Based on this analysis, in July 2013, our compensation committee approved a remediation bonus program (“2013 Remediation Bonus Plan”) and designated Messrs. Hernandez, Frederick and Duva as the NEOs participating in such plan, each with a potential payout equaling his target bonus. (Other employees critical to the restatement process were also eligible to participate in the plan.) The 2013 Remediation Bonus Plan provides that the NEO participants will receive individualized cash bonus payments equal to their annual bonus target upon the earlier of (i) the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, (ii) immediately prior to a change in control of the company, or (iii) such date on or subsequent to March 31, 2014 as established at the discretion of our compensation committee. Payouts under the 2013 Remediation Plan to executive officer participants is subject to approval by the compensation committee. The plan also provides that a participant ceases to be eligible for a bonus payment upon ceasing to be an employee of the company, and that aggregate bonus payments pursuant to the 2013 Remediation Plan (including payments to non-executives participating in the plan) will not exceed $1.7 million.

With the filing of this Form 10-K the objectives for payouts under the 2013 Remediation Plan to our executive officers participating in the plan were met, and our compensation committee has approved payouts to the executive officers pending the filing of this Form 10-K as described below.

Payouts under 2013 Annual Incentive Program and 2013 Remediation Bonus Plan. Below are each 2013 NEO’s target and actual bonus payouts under the 2013 Annual Incentive Program, based on the 98% achievement of target, as well as payments contemplated under the 2013 Remediation Plan:

NEO	2013 Annual Incentive Payout Target	Target (% of base salary)	Actual 2013 Annual Incentive Payout	Remediation Bonus (to be paid following the filing of this Form 10-K)
Current NEOs
Louis Hernandez, Jr., President and CEO	$650,000	100%	$637,000	$650,000
John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer	$425,000	100%	$416,500	$425,000
Christopher C. Gahagan Sr. Vice President of Products and Technology	$412,000	100%	$403,760	—
Jeff Rosica Sr. Vice President of Worldwide Field Operations	$375,000	100%	$361,459	—
Jason A. Duva Vice President, General Counsel and Secretary	$130,000	50%	$127,400	$130,000
Former NEOs
Gary G. Greenfield Former President and CEO	$936,000	100%	N/A(1)	—
Kenneth A. Sexton Former Executive Vice President, Chief Financial Officer and Chief Administrative Officer	$400,000	100%	$163,333(2)	—
Glover H. Lawrence Former Vice President Corporate Development	$272,950	60%	$78,268(3)	—
1 Mr. Greenfield left the company in February 2013 and did not receive a payout under the 2013 annual incentive plan. In connection with the termination of his employment, under his employment agreement, Mr. Greenfield was entitled to receive, in lieu of a payout under the 2013 annual incentive plan, a payment equal to a pro-ration fraction times the greater of (a) his highest annual incentive bonus in the preceding two fiscal years and (b) his 2013 annual incentive target. This formula resulted in a termination payment of $1,123,200. See “Employment and Severance Agreements with our NEOs - Severance Agreements with and Severance Benefits Provided to our Former NEOs.”
2 Pursuant to his employment agreement, Mr. Sexton remained eligible for a pro-rated bonus payout under the 2013 Annual Incentive Program. See “Employment and Severance Agreements with our NEOs - Severance Agreements with and Severance Benefits Provided to our Former NEOs.” In accordance with the terms of his agreement, the compensation committee determined that such bonus be paid following the completion of the restatement and the filing of this Form 10-K.
3 Pursuant to his employment agreement, Mr. Lawrence remained eligible for a pro-rated bonus payout under the 2013 Annual Incentive Program. In accordance with the terms of his agreement, the compensation committee determined that such bonus be paid following the completion of the restatement and the filing of this Form 10-K.

Fiscal Year 2012 Executive Bonus Plan and Payouts

Executive Bonus Plan for 2012. Under the executive bonus plan for 2012, company performance accounted for 80% and individual performance accounted for 20% of the cash bonus target. Company performance was measured using two financial metrics: revenues and operating earnings. Operating earnings for purposes of the 2012 executive bonus plan is a non-GAAP measure and excludes the following from our reported operating loss: amortization of acquisition-related intangible assets, legal settlements and acquisition-related costs, stock-based compensation, restructuring costs, loss on sale of assets and bonus provision in excess of final calculation. These items were excluded from operating earnings because our compensation committee determined they do not reflect the operational aspects of our business. Operating earnings include any bonus payouts for officers and employees.

The two financial metrics were assigned equal weight to encourage both revenue growth and cost savings. In order for a NEO to receive any bonus payout, our company also had to achieve threshold results for each metric. Individual performance was to be measured using specific financial and non-financial metrics that each NEO could influence to drive the achievement of specific strategic and growth-oriented projects and goals. Each NEO’s individual performance was either partly or entirely based on one or more of the following: achievement by the company of a specified operating margin percentage, achievement by the company of a specified level of free cash flow, achievement by the company of a specified level of revenue, achievement by the company of a specified level of bookings, and key product deliveries.

When approving the executive bonus plan for 2012, our compensation committee believed each of the target levels was aggressive but achievable. Upon achievement of the threshold results, each NEO was eligible to receive 20% of the portion of his or her target bonus relating to that metric. If we had achieved our target results, each NEO would have been eligible to receive 100% of the portion of his or her target bonus relating to that metric, up to a maximum of 200% for achievement in excess of the target results. Results that fell between the threshold and maximum would have been paid out on a linear basis between 20% and 200% of the portion of a NEO’s target bonus relating to each metric.

Our compensation committee had the authority to determine a bonus payout for any participant that was less than or more than the expected amount; provided, however, a participant’s actual bonus payout could not exceed two times his or her target bonus amount.

The plan also provided our compensation committee with the authority to adjust the calculation of the performance goals to the extent necessary to prevent reduction or enlargement of an executive’s actual bonus payout as a result of a corporate transaction or event in 2012. In line with this authority, the compensation committee adjusted the metrics following the dispositions of our consumer audio and video product lines in July 2012. The following table sets forth the company financial metrics that governed potential payouts under the executive bonus plan for 2012 for our NEOs after such adjustment.

Levels	Revenues (in millions)	Operating Earnings (in millions)
Threshold	$563.0	$15.0
Target	$625.5	$30.5
Maximum	$652.4	$37.1

Payouts under the Executive Bonus Plan for 2012. When determining if the financial metrics (both company and individual metrics) had been met for the executive bonus plan for 2012, the compensation committee, in accordance with the plan, used the company’s historical accounting models. Based on this calculation and as adjusted for currency exchanges, we achieved revenues of $577.5 million, resulting in a company performance payout of 38.6% with respect to the revenue metric. We did not achieve the threshold operating earnings metric, and thus there was no company performance payout for this metric.

Following are each 2012 NEO’s target and actual bonus payouts under the executive bonus plan for 2012 based on a company performance of 38.6% of target and individual performance as described in the footnotes below:

NEO	Payout Target	Target (% of based salary)	Actual 2012 Annual Incentive Payout
Current NEOs
Christopher C. Gahagan[1] Sr. Vice President of Products and Technology	$412,000	100%	$117,173
Jason A. Duva[2] Vice President, General Counsel and Secretary	$91,000	35%	$23,150
Former NEOs[3]
Gary G. Greenfield[4] Former President and CEO	$936,000	100%	$144,518
Kenneth A. Sexton[5] Former Executive Vice President, Chief Financial Officer and Chief Administrative Officer	$400,000	100%	$132,160
Kirk E. Arnold[4,6] Former Executive Vice President and Chief Operating Officer	$367,500	100%	$56,742
James M. Vedda[6,7] Former Senior Vice President of Worldwide Sales	$306,854	100%	$47,378
Glover H. Lawrence[8] Former Vice President Corporate Development	$163,770	100%	$58,032
1 Individual performance for Mr. Gahagan was measured based on the delivery of new product offerings by certain dates. Our compensation committee determined that Mr. Gahagan’s actual performance correlated to a 65% individual performance target achievement.
2 Individual performance for Mr. Duva was measured using two metrics (weighted equally), intellectual property monetization pipeline and intellectual property monetization revenue. Our compensation committee determined that Mr. Duva’s actual performance correlated to a 50% individualized performance target.
3 The employment and severance agreement of our former NEOs provide that the former NEOs remain eligible to receive a bonus payout under the executive bonus plan for 2012, which payment, if any, is to be made only if the company pays bonuses on account of 2012 to executives who remain employed with the company. See “Employment and Severance Agreements with our NEOs - Severance Agreements with and Severance Benefits Provided to our Former NEOs.” In accordance with their respective agreements and as determined by the compensation committee, such payments were made to Messrs. Lawrence and Vedda and Ms. Arnold and will be made to Messrs. Greenfield and Sexton following the completion of the restatement and the filing of this Form 10-K.
4 Individual performance for Mr. Greenfield and Ms. Arnold was measured based on operating margin percentage, defined as non-GAAP operating income divided by revenue. The target for operating margin was 5.3% with a threshold of 2.3% and a maximum of 7.0%. Because of the company’s operating margin loss the threshold percentage was not achieved, resulting in no payout for this component.
5 Individual performance for Mr. Sexton was measured based 50% on both operating margin percentage and free cash flow, with free cash flow representing the increase in cash during the year. The target for operating margin was 5.3% with a threshold of 2.3% and a maximum of 7.0%. The target for free cash flow was $30.0 million with a threshold of $12.0 million and a maximum of $40.0 million. Actual currency adjusted cash flow for the year was $37.6 million resulting in a payout percentage of 176.5% for this component. As described above, the threshold percentage for operating margin was not achieved, resulting in no payout for this component and correlating to an individual performance target achievement of 88%.
6 Prorated to reflect termination dates in July 2012 and November 2012.
7 Individual performance for Mr. Vedda was measured using two financial metrics, bookings and revenue, with both financial metrics weighted equally. Our compensation committee compared actual bookings results for 2012 against predetermined threshold, target and maximum bookings levels to determine Mr. Vedda’s performance. Our compensation committee determined that our bookings and revenue results equated to a 0% individual performance target achievement with respect to these metrics.
8 Individual performance for Mr. Lawrence was measured based on his executing on certain strategic transactions and partnerships. Our compensation committee determined that Mr. Lawrence’s actual performance correlated to a 100% individual performance target achievement.

2014 Bonus Program

On March 10, 2014, our compensation committee adopted an annual incentive program for 2014. This incentive program provides for payment of incentive compensation based on the achievement of the following performance objectives and weightings: (1) EBITDA (which is a non-GAAP measure we define as net income or loss before interest, taxes, depreciation, stock-based compensation and amortization adjusted for certain charges including restructuring, restatement, and management change expenses as well as certain other one-time charges), at 50% weighting; (2) bookings, at 30% weighting; and (3) free cash flow (which we define as operating cash flow less capital expenditures where operating cash flow excludes certain charges including restructuring, restatement and management change expenses as well as certain other one-time charges), at 20% weighting.

Given the progress of the business transformation that was initiated during 2013, as well as the progress of the restatement process in a manner that provided the compensation committee with more visibility regarding our expected financial performance, the compensation committee determined in 2014 to return to more traditional metrics, focusing on financial metrics that we use internally to measure our company’s performance, which we believe ultimately converts to improved stockholder value.

Each of the performance objectives has a threshold, target and maximum level of payment opportunity. The compensation committee set the maximum payment opportunity for each of our executive and other officers at 200% of the participant’s target opportunity. Failure to attain the threshold goal for each performance objective results in forfeiture of the associated opportunity. Payment in excess of 100% of a participant’s target bonus with respect to the EBITDA and free cash flow performance objectives can be made only if the threshold bookings performance objective has been met. In connection with establishing the incentive program for 2014, the compensation committee also adjusted the target bonus for Mr. Hernandez, our President and CEO, from 100% of his base salary to 125% of his base salary. The actual payment amount under the incentive program for 2014 will be determined for each participating executive based on our results using three variables: (1) the participant’s annual incentive target opportunity, which is based on a percentage of the participant’s base salary; (2) the compensation committee’s assessment and certification of our performance compared with the target for each of the above-referenced performance objectives, with any adjustments applied and (3) relative weightings for each performance objective.

Long-Term Equity Incentive Compensation
Long-term equity incentive compensation is intended to represent the largest portion of total compensation for our executive officers. Generally, our compensation committee awards equity to our executive officers when they join our company or are promoted, in recognition of past performance and for retention purposes. The committee bases these awards on the executive officer’s job level, experience, the requirements and importance of the position, individual contributions, and retention, particularly during a challenging period as well as comparative to compensation data of similar roles based on peer group and published industry survey data. Our long-term incentive awards are generally a mix of time and performance-based options and restricted stock units. Our 2013 new hire grants emphasized performance through granting 65% of the long term incentive awards in the form of performance options or performance restricted stock units (with only a small portion of those awards being in the form of performance-based restricted stock units), 11% in the form of time-based options and 24% in the form of time-based restricted stock. Awards granted in 2012 were generally granted as 60% in the form of time-based options, 20% in the form of time-based restricted stock units and 20% in the form of performance-based restricted stock units.

Time-based equity awards typically vest over a three- or four-year period, with 33 1/3% or 25%, respectively, of the award vesting on the first anniversary of the date of grant and the remaining 66 2/3% or 75%, respectively, vesting quarterly or monthly thereafter ending on the fourth anniversary of the date of grant.

The vesting of our performance‑based equity awards is tied to a variety of metrics, including (i) prior to 2012, stock price, (ii) annual return on equity, or ROE, and (iii) operating margin. As of February 2012, in order to increase our executive officers’ focus on sustained profitability and the creation of long-term value for our stockholders, we started using operating margin and ROE targets when granting performance-based equity awards. Our compensation committee selected ROE and operating margin because they incorporate aspects of profitability, capital efficiency, and growth, all of which are critical to our long-term financial success. Failure to attain the minimum performance goals results in forfeiture of the shares applicable to the respective award opportunity. Our compensation committee also has discretion to reduce the amount payable or shares deliverable (including to zero) upon vesting of performance-based restricted stock awards.

We have determined operating margin by dividing our published non-GAAP operating profit by our published revenue for the applicable year, and ROE by dividing non-GAAP pre-tax income as published in our earnings releases by the average common stockholder equity during the same period. As a result of the delay in publishing our financial statements for fiscal years 2012 and

2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards have vested.

Fiscal Year 2013 Equity Incentive Compensation
Following the commencement of the accounting evaluation in late February 2013 and subsequent restatement, we suspended our annual, promotion and new hire grants pending further review of the circumstances surrounding the restatement and evaluation of our compensation programs in the context of the changes in our management in 2013. As a result, the only equity grants to NEOs made in 2013 were those made to Messrs. Hernandez, Frederick and Rosica in connection with them joining our company in the first quarter of 2013, as detailed below. In addition to the inherent performance component of long term option awards, the compensation committee further emphasized performance by granting a significant portion of the equity awards in the form of performance-based options.

	Time-Based[1]		Performance-Based[2]
NEO	Options	RSUs	Options	RSUs
Louis Hernandez, Jr. President and CEO	100,000	100,000	625,000	—
John W. Frederick, Executive Vice President, Chief Financial Officer and Chief Administrative Officer	65,000	65,000	400,000	—
Jeff Rosica, Sr. Vice President of Worldwide Field Operations	37,000	10,000	63,000	10,000
1 The time vested awards vest over four years, with the options awards granted to Messrs. Hernandez and Frederick vesting at a rate of 6.25% every three months from their hire dates, and the RSU awards granted to Messrs. Hernandez and Frederick and the option and RSU awards granted to Mr. Rosica vesting at a rate of 25% on the first anniversary of the grant date, and 6.25% every three months thereafter.
2 Messrs. Hernandez and Frederick: The performance-based options for Messrs. Hernandez and Frederick vest measured against a baseline ROE for the fiscal year ended December 31, 2012 as follows:

ROE Percentage Point Improvement in Calendar Year Compared to Baseline	Percentage of Options to Vest
14%	100%
12%	90%
10%	75%
8%	60%
6%	45%
4%	30%
2%	15%
0%	0%

As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K a baseline ROE for the year ended December 31, 2012 had not been established, nor had the compensation committee determined if any of the equity awards vested based on 2013 financial results. Any performance-based options that have not vested at the end of the seventh calendar year will be forfeited.
Mr. Rosica: The performance-based options and restricted stock units granted to Mr. Rosica vest based on ROE and operating margin targets and expire in accordance with the terms for the 2012 performance-based equity grants described below.

Fiscal Year 2012 Equity Incentive Compensation
When our compensation committee conducted its annual review of executive compensation in the first quarter of 2012, our compensation committee reviewed the equity award practices of the 2012 Avid Peer Group and published survey data provided by its independent compensation consultant. Our compensation committee also reviewed the value of outstanding equity held by our executive officers and the performance-based vesting metrics used to date. After assessing this information, our compensation committee decided to replace the performance metric related to the company's stock price with a new company performance metric related to our company's operating margin, concluding that this metric was directly tied to the company's strategic objective of improving profitability and ultimately would drive our company's stock price. To determine the appropriate sizes for these equity awards, our compensation committee reviewed data from its independent compensation consultant based on the 50th percentile of the target annual long-term equity incentive values of the 2012 Avid Peer Group and published industry survey data. After reviewing this data and assessing the individual performance of each executive officer, our compensation committee approved the following equity incentive awards to our NEOs in February 2012:

	Time-Based[1]		Performance-Based[2]
NEO	Options	RSUs	Options	RSUs
Current NEOs[3]
Christopher C. Gahagan Sr. Vice President of Products and Technology	100,000	15,000	—	15,000
Jason A. Duva Vice President, General Counsel and Secretary	25,000	10,000	25,000	10,000
Former NEOs
Gary G. Greenfield[4] Former President and CEO	380,000	50,000	—	50,000
Kenneth A. Sexton[4] Former Executive Vice President, Chief Financial Officer and Chief Administrative Officer	120,000	20,000	—	20,000
Kirk E. Arnold[4] Former Executive Vice President and Chief Operating Officer	200,000	25,000	—	25,000
James M. Vedda[4] Former Senior Vice President of Worldwide Sales	50,000	10,000	—	10,000
Glover H. Lawrence[5] Former Vice President Corporate Development	30,000	3,750	—	3,750
1 The time-based options and the time-based restricted stock units vest over four years as follows: 25% on the first anniversary of the date of grant and the remaining 75% vest in equal 6.25% increments every three months thereafter ending on the fourth anniversary of the date of grant.
2 The performance-based equity awards vest as follows, provided that the vesting is determined based on the higher of the ROE or operating margin vesting percentage and is not cumulative. Vesting occurs if the targets are met in any year during the term of the award. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards vested based on financial performance in fiscal years 2012 or 2013.

Annual ROE Target	Equity Award to Vest	Annual Operating Margin	Percentage of Equity Award to Vest
15%	100%	10%	100%
13%	84%	7.5%	66.66%
11%	68%	5%	33.33%
9%	52%
7%	36%
5%	20%

3 Any performance-based options that have not vested by the seventh anniversary of the grant date and any performance-based restricted stock awards that have not vested as of the date the board makes its determination as to the performance targets for 2022 will be forfeited.
4 Other than as accelerated pursuant to the former NEO’s employment agreements, any unvested equity awards were forfeited in connection with the departure of our former NEOs. Any vested options were canceled if not exercised within 12 months from the executive’s departure date.
5 Mr. Lawrence’s employment agreement provided that in connection with a termination occurring after December 31, but prior to the determination of whether any performance-based equity awards have vested such awards shall not be forfeited before the vesting determination has been made. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards vested based on financial performance in fiscal years 2012 or 2013.

When our compensation committee conducted its annual review of executive compensation in the first quarter of 2012, the committee modified the vesting of a small number of performance-based equity awards, two of which were made to two of our NEOs for 2012, Ms. Arnold and Mr. Gahagan, covering a total of 45,000 and 100,000 shares respectively. Our compensation committee revised the vesting terms to provide that the underlying shares that previously were to vest based solely on stock price would also be eligible to vest based on the achievement of annual ROE targets as set forth above.

Fiscal Year 2014 Equity Incentive Compensation
In 2014, following our review of the circumstances surrounding the restatement and evaluation of our compensation programs in the context of the changes in our management in 2013, and considering the importance to our company of retaining and motivating management and key employees during our ongoing transformation, our compensation committee determined to reinstitute regular equity incentive grants. The table below shows the option grants made to our NEOs in May 2014. A portion of the options granted in 2014 reflect the fact that no annual equity awards were granted in 2013. These grants are referred to in the table below as the “2013 Catch-up Options”).

NEO	2014 Options[1]	2013 Catch-up Options[1]
Louis Hernandez, Jr., President and CEO	348,750	—
John W. Frederick, Executive Vice President, Chief Financial Officer and Chief Administrative Officer	210,000	—
Christopher C. Gahagan, Sr. Vice President of Products and Technology	180,000	180,000
Jeff Rosica, Sr. Vice President of Worldwide Field Operations	180,000	—
Jason A. Duva, Vice President, General Counsel and Secretary	105,000	105,000
1 The stock options have seven-year terms and were granted with an exercise price equal to the higher of (i) the closing price of our common stock on the date of the option grant, and (ii) the closing price of our common stock on a “Measuring Date,” which is the date the grant would have been made if not for the suspension of annual and new hire grants described above. Based on this, the exercise price for (a) the 2013 Catch-up options was set at $7.82 per share (the closing price on the Measuring Date, which was February 12, 2013), and (b) all other options was set at $7.40 per share (the closing price on May 14, 2014). Vesting of the options is conditioned on remaining employed by us until we have an effective registration statement covering the shares underlying these options (the “Effective Date”). Thereafter, the percentage of the options that may be exercised will be determined based on the following schedule (again, subject to being employed by us until the later of the Effective Date or the scheduled vesting date): 33 1/3% on the first anniversary of the Measuring Date and 8.33% for each three-month period thereafter.

Severance and Change in Control Benefits

Our executive officers are entitled to benefits in the event their employment terminates under specified circumstances. Our compensation committee believes the severance and change in control benefits offered are appropriate to properly incentivize the executive during a change in control process and also considering the time it is expected to take an executive officer to find alternative employment. Our company also benefits under these arrangements by requiring the executive officer to sign a general release of claims against the company and non-competition and non-solicitation provisions as a condition to receiving severance or change in control benefits. Our compensation committee believes these arrangements also protect stockholder interests by enhancing executive officers’ focus during a potential or actual change in control by providing incentives to executive officers to remain with the company despite uncertainties about their future role at the company while a transaction is under consideration or pending.

Provided to our Current Executive Officers

When we hired Messrs. Hernandez and Frederick on February 11, 2013, our compensation committee negotiated severance terms as part of their employment agreement that the compensation committee believed to be in line with market practices. None of the new compensation packages included any obligation to pay tax gross ups for severance or other payments. For more details of the severance terms provided to Messrs. Hernandez and Frederick and our other current executive officers, see “Employment and Severance Agreements with our NEOs - Employment Agreement and Offer Letters with Current NEOs” and “Compensation Tables - Severance Benefits.”

Provided to our Former Executive Officers

Our former NEOs, including Messrs. Greenfield, Sexton, Vedda, and Lawrence and Ms. Arnold, were paid severance in accordance with their employment agreements as described in more detail below in the caption “Employment and Severance Agreements with our NEOs - Severance Agreements with and Severance Benefits Provided to our Former NEOs”

Other Benefits and Perquisites

In general, benefits and perquisites are not a significant part of our compensation program. In special cases, such as in connection with the hiring of executive officers, we have from time to time reimbursed our executive officers for reasonable expenses associated with relocation and associated tax payments and paid sign-on bonuses. We believe these benefits were necessary in order to attract these individuals to join our company and are consistent with market practices.

The only benefits available exclusively to our current executive officers or to certain of our current NEOs are certain lodging and commuting costs for Mr. Frederick, as described under “Compensation Tables - Summary Compensation Table.” Following the executive changes in 2013, none of our current NEOs is entitled to tax gross up payments for payments and benefits provided to them, with the exception of a legacy gross up for COBRA payments to one of our executives. We do not provide our executive officers with car allowances, financial planning advice, tax preparation services, club memberships or any other personal benefit perquisites. Furthermore, other than under extraordinary circumstances, such as, among others, the security of our executive officers during business trips, we do not offer our executives personal security, and we do not provide our executive officers with access to company jets for personal travel.

Our executive officers are entitled to four weeks’ vacation, other than Mr. Hernandez who is entitled to six weeks, and are eligible to participate in all of our U.S. employee benefit plans, in each case on the same basis as other U.S. employees who work at least 20 hours per week. These benefits include health and dental insurance, life and disability insurance, and a 401(k) plan. We match 50% of the employee contributions to our 401(k) plan up to a maximum of 6% of the participating employee’s annual salary, resulting in a maximum company match of 3% of the participating employee’s annual salary, subject to certain additional statutory age-based dollar limitations. Our employee stock purchase plan allows participants to purchase shares of our common stock at a 15% discount from the fair market value of our common stock at the end of the applicable offering period. However, as of March 14, 2013 we suspended participation in our employee stock purchase plan as a result of the restatement of our financial statements and our delays in financial reporting.

Non-Qualified Deferred Compensation

Historically, our executive officers, along with our U.S.-based vice presidents and members of our board of directors, were eligible to participate in a non-qualified deferred compensation plan, which we established to provide participants with the opportunity to defer the receipt of up to 60% of their base salary and all or a portion of their bonuses or director’s fees, as applicable. As of December 31, 2013, we had an obligation of $1.3 million under the plan. None of our NEOs participated in our non-qualified deferred compensation plan in 2012 or 2013. Also, in 2013, due to the restatement process, we did not offer any of our employees or directors the opportunity to participate in the deferred compensation plan for 2014.

EMPLOYMENT AND SEVERANCE AGREEMENTS WITH OUR NEOs

Employment Agreement and Offer Letters with Current NEOs

Mr. Hernandez’s Employment Agreement

Our board of directors appointed Mr. Hernandez as our President and CEO on February 11, 2013 in connection with the departure of our former President and CEO. In connection with his appointment, Mr. Hernandez and the company entered into an employment agreement.

Term. The agreement has a term of five years and will automatically renew for one-year periods so long as neither the company nor Mr. Hernandez provides 180 days’ prior written notice of intent to terminate. The term of the agreement will also be extended for an additional 12 months in the event of a change in control of the company or a potential change in control of the company occurring within 12 months prior to the end of the then-current term.

Base Salary and Bonus. Mr. Hernandez’s initial annual base salary was set at $650,000 with an annual target cash bonus of at least 100% of his annual base salary (up to a maximum of 200% of annual base salary). In addition, as part of his negotiated compensation package, Mr. Hernandez was paid a one-time signing bonus of $435,000 and a relocation bonus of $365,000 for relocation and transition expenses. The agreement provided that Mr. Hernandez would have had to repay the signing bonus to the company in full in the event that he had been terminated for cause or resigned without good reason prior to February 11, 2014. In February 2014, the compensation committee increased Mr. Hernandez’s base salary to $700,000 and in March 2014, the compensation committee adjusted his target cash bonus for 2014 to 125% of his base salary and his maximum bonus amount for 2014 to two times the target bonus.

Long-Term Incentive Equity Awards. Mr. Hernandez’s employment agreement also includes the following long-term incentive equity awards:

•	An initial stock option grant of 100,000 options (grant date valuation of approximately $0.3 million) with time-based vesting over four years in 6.25% installments every three months;

•
An initial restricted stock unit grant of 100,000 shares of our common stock (grant date valuation of $0.8 million) with time-based vesting, with 25% on the first anniversary of the date of grant and 6.25% vesting every three months thereafter; and

•
An initial stock option grant of 625,000 options (grant date valuation of approximately $2.1 million), vesting based upon improvement in the company’s Return on Equity, or ROE, in calendar year periods, commencing with calendar year 2013 compared to the baseline set for December 31, 2012.

Other Benefits. Mr. Hernandez is entitled to the use of our corporate apartment near our offices in California for business related purposes.

Severance. The agreement provides that if Mr. Hernandez’s employment is terminated by the company without cause or by him for good reason other than in connection with a change in control of the company, he will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year, (i) 12 months base salary (paid in a lump sum), (ii) a bonus equal to 100% plus a pro-rated percentage (based on days elapsed in the current year) of the greater of his highest annual incentive bonus for the prior two years or 100% of his base salary, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to 12 months, and (iv) outplacement services. In addition, any time-based vesting equity awards held by the Mr. Hernandez will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. Mr. Hernandez will also generally be entitled to exercise any options for up to12 months after the termination of his employment.

The agreement also provides that if Mr. Hernandez’s employment is terminated by the company without cause or by him for good reason within 12 months after a change in control of the company or during a potential change in control period, Mr. Hernandez will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year (i) 18 months base salary (paid in a lump sum), (ii) a bonus equal to 2.5 times plus a pro-rated percentage (based on days elapsed in the then current year) of the greater of his highest annual incentive bonus for the prior two years or 100% of his base salary, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to eighteen months, and (iv) outplacement services. In addition, all outstanding options and other equity awards held by Mr. Hernandez will vest in full, and Mr. Hernandez will generally be entitled to exercise any options for up to 18 months after the termination of his employment. In the event of his death or disability, Mr. Hernandez will be entitled to 12 months’ base salary and his time-based vesting awards will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. In addition, Mr. Hernandez would be eligible for a pro-rated portion of any performance-based vesting awards that have not vested, determined based on the company’s actual performance through the end of the performance period. The receipt of severance benefits is conditioned on the executive or his estate signing a release of claims against the company.

Non-compete: Mr. Hernandez is subject to a non-competition obligation extending for either one or 1.5 years after the termination of Mr. Hernandez’s employment, depending upon the circumstances of his termination.

Mr. Frederick’s Employment Agreement

In connection with Mr. Frederick’s appointment as our Chief of Staff in February 2013, Mr. Frederick and the company entered into an employment agreement, which was updated in April 2013 to reflect his new duties as our Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

Term. The agreement has a term of five years and will automatically renew for one-year periods so long as neither the company nor Mr. Frederick provides 180 days’ prior written notice of intent to terminate. The term of the agreement will also be extended for an additional 12 months in the event of a change in control of the company or a potential change in control of the company occurring within 12 months prior to the end of the then-current term.

Base Salary and Bonus. Mr. Frederick’s initial annual base salary was set at $425,000 with an annual target cash bonus of at least 100% of his annual base salary (up to a maximum of 135% of annual base salary). In addition, as part of his negotiated compensation package, Mr. Frederick was paid a one-time signing bonus in lieu of reimbursement of relocation expenses of $200,000. The agreement provided that Mr. Frederick would have had to repay the signing bonus to the company in full in the event that he had been terminated for cause or resigned without good reason prior to February 11, 2014. In March 2014, the compensation committee adjusted Mr. Frederick’s maximum cash bonus for 2014 to two times the target bonus.

Long-Term Incentive Equity Awards. Mr. Frederick’s employment agreement also includes the following long-term incentive equity awards:

•	An initial stock option grant of 65,000 options (grant date valuation of approximately $0.2 million) with time-based vesting over four years in 6.25% installments every three months;

•
An initial restricted stock unit grant of 65,000 shares of Avid common stock (grant date valuation of $0.5 million) with time-based vesting, with 25% on the first anniversary of the date of grant and 6.25% vesting every three months thereafter;

•
An initial stock option grant of 400,000 options (grant date valuation of approximately $1.3 million), vesting based upon improvement in the company's Return on Equity, or ROE, in calendar year periods, commencing with calendar year 2013 compared to the baseline set for December 31, 2012.

Other Benefits. Mr. Frederick is entitled to an annual travel and housing allowance of up to $134,050 subject to normal tax withholding.

Severance. The agreement provides that if Mr. Frederick’s employment is terminated by the company without cause or by the executive for good reason other than in connection with a change in control of the company, he will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year, (i) 12 months base salary (paid in a lump sum), (ii) a bonus equal to 100% plus a pro-rated percentage (based on days elapsed in the current year) of the greater of his highest annual incentive bonus for the prior two years or 100% of his base salary, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to 12 months, and (iv) outplacement services. In addition, any time-based vesting equity awards held by the Mr. Frederick will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. Mr. Frederick will also generally be entitled to exercise any options for twelve months after the termination of his employment.

The agreement also provides that if Mr. Frederick’s employment is terminated by the company without cause or by him for good reason within 12 months after a change in control of the company or during a potential change in control period, Mr. Frederick will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year (i) 18 months base salary (in a lump sum), (ii) a bonus equal to 2.5 times plus a pro-rated percentage (based on days elapsed in the then current year) of the greater of his highest annual incentive bonus for the prior two years or 100% of his base salary, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to eighteen months, and (iv) outplacement services. In addition, all outstanding options and other equity awards held by Mr. Frederick will vest in full, and Mr. Frederick will generally be entitled to exercise any options for up to 18 months after the termination of his employment. In the event of his death or disability, Mr. Frederick will be entitled to 12 months’ base salary and his time-based vesting awards will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. In addition, Mr. Frederick would be eligible for a pro-rated portion of any performance-based vesting awards that have not vested, determined based on the company’s actual performance through the end of the performance period. The receipt of severance benefits is conditioned on the executive or his estate signing a release of claims against the company.

Non-compete: Mr. Frederick is subject to a non-competition obligation extending for either one or 1.5 years after the termination of Mr. Frederick’s employment, depending upon the circumstances of his termination.

Mr. Gahagan’s Employment Agreement

Term. The original three year term of Mr. Gahagan’s employment agreement expired July 21, 2012, after which it continues to be automatically renewed for one-year periods so long as neither the company nor Mr. Gahagan provides 180 days’ prior written notice of intent to terminate. The term of the agreement will also be extended for an additional 12 months in the event of a change in control of the company or a potential change in control of the company occurring within 12 months prior to the end of the then-current term.

Bonus. The agreement provides that Mr. Gahagan’s annual target cash bonus is at least 100% of his annual base salary (up to a maximum of 135% of annual base salary). In March 2014, the compensation committee adjusted Mr. Gahagan’s maximum cash bonus for 2014 to two times the target bonus.

Severance. The agreement provides that if Mr. Gahagan’s employment is terminated by the company without cause or by the executive for good reason other than in connection with a change in control of the company, he will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year, (i) 12 months base salary (paid in accordance with the company’s payroll practices), (ii) a bonus equal to the pro-rated portion of his target bonus multiplied by the actual plan payout factor, provided that such bonuses are paid to executives who remain employed by the company, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to 12 months, and (iv) outplacement services. In addition, any time-based vesting equity awards held by the Mr. Gahagan will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. Mr. Gahagan will also generally be entitled to exercise any options for up to 12 months after the termination of his employment.

The agreement also provides that if Mr. Gahagan’s employment is terminated by the company without cause or by him for good reason within 12 months after a change in control of the company or during a potential change in control period, Mr. Gahagan will, subject to signing a release, be entitled to receive, in addition to any unpaid salary, benefits and bonus earned for the preceding year (i) 18 months base salary (paid in accordance with the company’s payroll practices), (ii) a bonus equal to 1.5 times plus the pro-rated percentage (based on days elapsed in the then current year) of the greater of his highest annual incentive bonus for the prior two years or 100% of his base salary, (iii) an amount equal to 167% of the company’s portion of the executive’s COBRA premiums for up to eighteen months, and (iv) outplacement services. In addition, all outstanding options and other equity awards held by Mr. Gahagan will vest in full, and Mr. Gahagan will generally be entitled to exercise any options for up to 18 months after the termination of his employment. In the event of his death or disability, Mr. Gahagan will be entitled to 12 months’ base salary and his time-based vesting awards will vest as to an additional number of shares equal to the number of shares that would have been vested as of the end of the 12-month period following the date of termination. All performance-based vesting awards that have not vested as of such Date of Termination shall be forfeited as of such date. The receipt of severance benefits is conditioned on the executive or his estate signing a release of claims against the company.

Non-compete: Mr. Gahagan is subject to a non-competition obligation extending for either one or 1.5 years after the termination of Mr. Gahagan’s employment, depending upon the circumstances of his termination.

Offer Letters with our Other Current Executive Officers

The employment terms of our other current executive officers are governed by offer letters, which generally provide for the executive’s salary, sign on bonus, if any, bonus eligibility, initial equity awards, and other benefits. The offer letters also provide that if the executive’s employment is terminated without cause (as defined in the offer letter), the executive, subject to signing a release of claims against the company, will be entitled to receive, in addition to any unpaid salary and benefits an amount equal to (i) six or twelve months base salary, (ii) pro-rated annual incentive bonus for the year in which the termination occurs, provided that such bonuses are paid to other officers who remained employed by the company, and (iii) comparable benefits for six or twelve months following the termination date. In the event of a termination by the company without cause within 12 months after a change in control of the company, the executive is entitled to an additional 6 months of base pay and vesting of 25% of any unvested equity awards. The executive is subject to a non-competition obligation extending for either one or 1.5 years after the termination of his or her employment, depending upon the circumstances of his or her termination.

Please see “Executive Compensation Tables - Severance Benefits” for current values of the severance benefits provided to our current NEOs.

Severance Agreements with and Severance Benefits Provided to our Former NEOs

Mr. Greenfield’s Separation Agreement.

In connection with Mr. Greenfield’s resignation as our President and CEO, Mr. Greenfield and the company entered into a separation agreement, dated as of February 6, 2013. Pursuant to the separation agreement and in accordance with the terms of his employment agreement, Mr. Greenfield received (following his execution of a release of claims), the following severance benefits (i) payment of his accrued benefits, (ii) salary continuation for 13 months (including one month in lieu of notice) in the aggregate amount of $1,014,000, (iii) a payment in respect of a termination bonus of $1,123,200, (iv) payment in respect of COBRA premiums and (v) thirteen months additional vesting on his outstanding time-vesting equity awards. Under his agreements, Mr. Greenfield was also entitled to outplacement services. All other unvested equity awards were forfeited upon Mr. Greenfield’s separation from the Company. The agreement also provided that Mr. Greenfield remained eligible for his annual incentive bonus for the fiscal year 2012. In accordance with Mr. Greenfield’s agreement, the compensation committee determined to pay Mr. Greenfield his annual incentive bonus for the fiscal year 2012 following the completion of the restatement and filing of this Form

10-K. See “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”

Mr. Sexton’s Consulting and Separation Agreement.

On April 22, 2013, the company and Mr. Sexton entered into a consulting and separation agreement. Pursuant to the agreement, Mr. Sexton continued to provide transition services to the company as a consultant until September 30, 2013 for a monthly consulting fee of $15,000. Pursuant to the separation agreement and in accordance with the terms of his employment agreement, Mr. Sexton received (following his execution of a release of claims), the following severance benefits (i) payment of his accrued and unpaid salary and benefits, (ii) salary continuation for 13 months (including one month in lieu of notice) in the aggregate amount of $433,333, (iii) payment in respect of COBRA premiums for 13 months, (iv) outplacement services, and (v) 13 months additional vesting on his time-vesting equity awards that were unvested as of April 22, 2013. All other unvested equity awards were be forfeited on April 22, 2013. The agreement also provided that Mr. Sexton remained eligible for his annual incentive bonus for the fiscal year 2012 and a pro-rated annual bonus incentive award for 2013. In accordance with Mr. Sexton’s agreement, the compensation committee determined to pay Mr. Sexton his annual incentive bonus for the fiscal year 2012 and 2013 (pro-rated) following the completion of the restatement and filing of this Form 10-K. See “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”

Severance Benefits Provided to our other Former NEOs

Each of our other former NEOs who departed the company during fiscal year 2012 (Ms. Arnold and Mr. Vedda) and during fiscal year 2013 (Mr. Lawrence) received severance in accordance with their employment agreements, following their respective execution of a release, i.e. (i) payment of accrued and unpaid salary and benefits, (ii) 12 months base salary, (iii) payment in respect of COBRA premiums, (iv) outplacement services and (v) 12 months additional vesting of time-vested equity awards that were unvested as of their departure date. The former NEOs were also entitled to bonus payments for the year preceding the termination if not yet paid and the year their termination, pro-rated as applicable, if bonus payments were made to executives who remained employed by the company. In accordance with this, our compensation committee made bonus payments to each of Messrs. Lawrence and Vedda and Ms. Arnold when bonus payments under the executive incentive plan for 2012 were paid to the executives who remained employed by us, and determined to pay Mr. Lawrence his pro-rated annual incentive bonus for the fiscal year 2013 following the completion of the restatement and filing of this Form 10-K. See “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”

The unvested portions of their restricted stock and stock options were forfeited and the had the right to exercise any vested options for a period of 12 months from their termination date.

STOCK OWNERSHIP REQUIREMENTS

Under our stock ownership guidelines, our executive officers are expected to hold our common stock in an amount at least equal to a multiple of their base salary as determined by their position. The guidelines range from one times base salary for certain of our executive officers to three times base salary for our CEO, and our executive officers are expected to comply with them within five years. For purposes of these guidelines, stock ownership includes restricted stock and restricted stock units, but does not include unexercised options. As of July 2014, only one of our NEOs has been subject to the requirement for five years. Such officer has held stock granted to him in the form of restricted stock during the period of his service as an executive officer, and attained 85% of the guidelines. As we suspended our practice of making annual restricted stock grants in 2013 and 2014 up to the date of the filing of this Form 10K to any of our executive officers or other employees and because our executive officers were restricted from making open market acquisitions of our common stock during the restatement period, our compensation committee exercised its authority to waive the stock ownership requirement for this NEO until the next time the Company makes RSU grants to its executives.

TAX AND ACCOUNTING CONSIDERATIONS

In structuring our executive compensation programs, our compensation committee takes into account the impact of various tax and accounting rules, including the impact of Section 409A, Section 280G and Section 162(m) of the Code, as well as Accounting Standards Codification (ASC) Topic 718.

In particular, section 162(m) places a limit of $1,000,000 per person on the amount of compensation that a public company may deduct in any year with respect to its chief executive officer and the three most highly compensated NEOs employed by the company at the end of the year (other than the company’s chief financial officer). However, some forms of performance-based compensation are excluded from the $1,000,000 deduction limit if certain requirements are met. Our compensation committee has not adopted a policy requiring all executive compensation to be fully deductible. However, our compensation committee reviews the potential impact of section 162(m) periodically and, if consistent with its goals of sustained profitability and creation of long-term stockholder value, may seek to structure executive officer compensation to allow deductions under section 162(m). Our compensation committee reserves the right to use its judgment to authorize compensation payments that may be subject to the section 162(m) limitation when it believes these payments are appropriate.

Salaries and time-based restricted stock awards for our NEOs generally do not qualify as performance-based compensation, but stock options are generally intended to qualify as deductible performance-based compensation. Other compensation will qualify as performance-based compensation in some cases (e.g., certain performance-based restricted stock and restricted stock units), but not in all cases. For example, payments under our annual incentive plan and remediation bonus program, and discretionary bonuses for past performance, generally will not qualify for the performance-based exemption. Neither the company nor the compensation committee warrants that any compensation payable to an executive or other employee will be deductible.

COMPENSATION COMMITTEE REPORT

The compensation committee consists of three non-employee directors: Robert M. Bakish, Elizabeth M. Daley and David B. Mullen, each of whom is independent under NASDAQ listing standards. The compensation committee has certain duties and powers as described in its charter adopted by the board of directors. A copy of the charter can be accessed from the corporate governance page in the investor relations section of the company’s website at www.avid.com.

The compensation committee has reviewed and discussed with management the disclosures contained in Compensation Discussion and Analysis. Based on this review and discussion, the compensation committee recommended to our board of directors that the section entitled Compensation Discussion and Analysis be included in this report.

Compensation Committee Robert M. Bakish, Chair Elizabeth M. Daley David B. Mullen

COMPENSATION TABLES

Summary Compensation Table

The following table presents information regarding compensation of each of the NEOs for services rendered during 2013, 2012 and 2011. A description of our compensation policies and practices as well as a description of the components of compensation payable to our named executive officers is included above under “Compensation Discussion and Analysis.”

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2) (10)	Option Awards (3) (10)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Current NEOs
Louis Hernandez, Jr.(6) President and Chief Executive Officer	2013	$562,500	$435,000	$786,000	$2,418,624	$637,000	$389,890	$5,229,014
John W. Frederick (6) Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2013	$367,788	$150,000	$510,900	$1,551,232	$416,500	$166,531	$3,162,951
Christopher C. Gahagan Senior Vice President of Products and Solutions	2013	$412,000	—	—	—	$403,760	$1,393	$817,153
	2012	$412,000	—	$351,000	$609,840	$117,173	$1,393	$1,491,406
	2011	$400,000	—	$946,475	—	$186,192	$1,170	$1,533,837
Jeff Rosica (6)	2013	$360,577	—	$153,000	$327,574	$361,459	$274,420	$1,477,030
Senior Vice President of Worldwide Field Operations
Jason A. Duva (7)	2013	$259,538	—	—	—	$127,400	$8,203	$395,141
Vice President, General Counsel and Corporate Secretary	2012	$240,000	—	$234,000	$262,450	$23,150	$7,964	$767,564
Former NEOs
Gary G. Greenfield	2013	$129,600	—	—	—	—	$2,297,712	$2,427,312
Former Chairman, President and Chief Executive Officer	2012	$936,000	—	$1,170,000	$1,979,952	$144,518	$16,902	$4,247,372
	2011	$936,000	—	$3,507,525	—	$398,248	$13,154	$4,854,927
Kenneth A. Sexton	2013	$132,308	—	—	—	—	$814,563	$946,871
Former Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2012	$400,000	—	$468,000	$625,248	$132,160	$172,903	$1,798,311
	2011	$400,000	—	$1,670,250	—	$158,192	$171,784	$2,400,226
Kirk E. Arnold (8)
Former Executive Vice President and Chief Operating Officer	2012	$382,846	—	$585,000	$1,082,041	$56,742	$730,285	$2,836,914
	2011	$630,000	—	$2,950,775	—	$268,051	$9,144	$3,857,970
Glover H. Lawrence (9) Former Vice President of Corporate Development	2013	$140,674	—	—	—	—	$410,728	$551,402
	2012	$272,950	—	$87,750	$156,312	$58,032	$8,171	$583,215
	2011	$265,000	—	$167,025	$167,025	$79,500	$7,647	$686,197
James M. Vedda (8)
Former Senior Vice President of Worldwide Sales	2012	$312,813	—	$234,000	$260,520	$47,378	$376,130	$1,230,841
	2011	$295,000	—	$333,725	$562,482	$129,840	$1,780	$1,322,827
1 Bonus: The amounts shown reflect a sign-on bonus for Messrs. Hernandez and Frederick.
2 Stock Awards: These amounts do not reflect actual value realized by the NEO. These amounts represent the aggregate grant date fair value of stock awards, all of which were calculated in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation. This column was prepared assuming none of the awards will be forfeited. The amounts were calculated as described in Note M, “Capital Stock,” of our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. A portion of the shares underlying each stock award reflected in this column vests over time and the balance of such shares vests pursuant to a performance-based schedule tied to (i) both our stock price and our annual return on equity, (ii) annual return on equity or operating margin, or (iii) improvement in annual return on equity (please see the tables below “Outstanding Grants at 2013 and 2012 Fiscal Year End” for details on the performance vesting). The fair value of the shares underlying a stock award that vests based on time was calculated based on their intrinsic value at the time of grant. The fair value of the shares underlying a stock award that vests based on a performance basis tied to our profitability was calculated based on their intrinsic value at the time of grant. The fair value of the shares underlying a stock award that vests pursuant to a performance-based schedule tied to our stock price, or our annual return on equity was calculated using both a Monte Carlo simulation and the intrinsic value and the higher valuation was used. The amounts reflected above represent the maximum fair value of the performance-based portion of such awards as of the date of grant, assuming payout were to occur based on the achievement of maximum performance.
3 Option Awards: These amounts do not reflect actual value realized by the NEO. These amounts represent the aggregate grant date fair value of options granted as well as the incremental fair value of certain options previously granted to Mr. Gahagan and Ms. Arnold that were modified in 2012, all of which were calculated in accordance with FASB ASC Topic 718. The incremental fair values for the options that were modified were as follows: Mr. Gahagan: $88,800 and Ms. Arnold: $39,961. These options, which originally were to vest solely based on our stock price, were modified to also vest based on the achievement of annual return on equity targets. For a summary of the vesting of the modified options, see footnote 13 to the table entitled “Outstanding Options as of December 31, 2012” . This column was prepared assuming none of the options will be forfeited. The amounts were calculated as described in Note M, “Capital Stock,” of our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. A portion of the shares underlying each option award reflected in this column vests over time and the balance of such shares vests pursuant to a performance-based schedule tied to (i) both our stock price and our annual return on equity, (ii) annual return on equity or operating margin, or (iii) annual return on equity. The fair value of the shares underlying an option award that vest based on time was calculated using the Black-Scholes option pricing model. The fair value of the shares underlying an option award that vest pursuant to a performance-based schedule tied to our stock price was calculated using a Monte Carlo simulation. The fair value of the shares underlying an option award that vest pursuant to a performance-based schedule tied to our stock price and the other performance metrics was calculated using both a Monte Carlo simulation and the Black-Scholes option pricing model and the higher valuation was used. In all cases, the amounts reflected above represent the maximum fair value of the performance-based portion of such options as of the date of grant, assuming payout were to occur based on the achievement of maximum performance, except with respect to the options that vest based on a performance-based schedule tied to our stock price and the incremental improvement in our annual return on equity over a base year amount.
4 Non-equity Incentive Plan Compensation: These amounts were paid pursuant to the terms of our executive bonus plans for 2013, 2012 and 2011. For a summary of how bonuses were calculated under these bonus plans, see “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”
5 All Other Compensation: Includes the following for each of the NEOs:

Name	Year	Relocation Benefit(a)	Reimbursement for Taxes(b)	Lodging(c)	Commuter Allowance(d)	Company Match on 401(k)	Imputed Income for Group Term Life Insurance	Other(e)
Current NEOs
Louis Hernandez, Jr.	2013	$365,000	—	—	—	$4,500	$1,719	$18,671
John W. Frederick	2013	$50,000	—	$51,708	$63,000	—	$1,823	—
Christopher C. Gahagan	2013	—	—	—	—	—	$1,393	—
	2012	—	—	—	—	—	$1,393	—
	2011	—	—	—	—	—	$1,170	—
Jeff Rosica	2013	$173,131	$99,474	—	—	—	$1,815	—
Jason A. Duva	2013	—	—	—	—	$7,650	$553	—
	2012	—	—	—	—	$7,500	$464	—
Former NEOs
Gary G. Greenfield	2013	—	—	—	—	$1,296	$1,627	$2,294,789
	2012	—	—	—	—	$7,500	$9,402	—
	2011	—	—	—	—	$7,350	$3,354	$2,450
Kenneth A. Sexton	2013	—	$5,383	$20,595	$24,000	$3,969	$1,489	$759,127
	2012	—	$21,733	$67,800	$72,000	$7,500	$3,870	—
	2011	—	$24,820	$62,050	$72,000	$7,350	$3,483	$2,081
Kirk E. Arnold	2012	—	—	—	—	$7,286	$2,055	$720,944
	2011	—	—	—	—	$7,350	$1,794	—
Glover H. Lawrence	2013	—	—	—	—	$4,220	$498	$406,010
	2012	—	—	—	—	$7,286	$885	—
	2011	—	—	—	—	$7,071	$576	—
James M. Vedda	2012	—	—	—	—	$7,500	$1,020	$367,610
	2011	—	—	—	—	$825	$955	—
(a) Pursuant to their employment agreements or offer letters, Messrs. Hernandez, Frederick and Rosica each received a one-time relocation bonus of $365,000, $50,000 and $173,131, respectively when they joined our company in early 2013.
(b) These amounts represent tax reimbursements that Mr. Rosica received in connection with his relocation expense reimbursement and Mr. Sexton received in connection with his lodging expense reimbursement.
(c) Pursuant to the terms of Mr. Frederick’s employment agreement, Mr. Frederick is entitled to an annual allowance of $62,050 for the purpose of obtaining and maintaining a residence in the Greater Boston area. Mr. Sexton’s agreement also provided for reimbursement of lodging expenses.

(d) Pursuant to the terms of Mr. Frederick’s employment agreement, Mr. Frederick is entitled to a monthly allowance for travel and living expenses of $6,000. Mr. Sexton was also under his employment agreement paid an allowance of $6,000 per month for commuting expenses incurred traveling to and from his home in Ohio and our company's office locations.
(e) Mr. Hernandez: This represents payment to Mr. Hernandez as an outside director until his appointment as President and CEO in February 2013 in the amount of $18,671. Payments to Mr. Hernandez as an outside director for 2012 and 2011 are detailed under “Director Compensation.”
Mr. Greenfield: In connection with Mr. Greenfield’s departure in February 2013, he received severance payments in accordance with the terms of his employment agreement as follows: (i) $1,014,000 as 13 month continued base salary, (ii) $1,123,200 as separation bonus, (iii) $30,000 as continued benefit payout, and (iv) $108,000 for accrued unpaid vacation. Following his departure and until May 2013, he continued to serve on our board of directors and received fees in the total amount of $19,589 as an outside director.
Mr. Sexton: In connection with Mr. Sexton’s departure in April 2013, he received severance payments in accordance with the terms of his employment agreement as follows: (i) $433,333 as 13 month continued base salary, (ii) $30,000 as continued benefit payout, (iii) $38,461 for accrued unpaid vacation, and (iv) $15,000 in the value of outplacement services. In addition, in accordance with his employment and severance agreements, he remained eligible to receive a pro-rated bonus payout of $163,333 under the executive bonus plan for 2013. In accordance with the agreements and as determined by the compensation committee, such payments will be made to Mr. Sexton following the completion of the restatement and the filing of this Form 10-K. In addition, he received $79,000 as fees for consulting services provided following his departure through September 2013 in accordance with his separation agreement.
Mr. Lawrence: In connection with Mr. Lawrence’s departure in June 2013, he received severance payments in accordance with the terms of his employment agreement as follows: (i) $272,950 as 12 month continued base salary, (ii) $19,159 as continued benefit payout, (iii) $25,632 for accrued unpaid vacation, and (iv) $10,000 in the value of outplacement services. In addition, in accordance with his employment agreement, he remained eligible to receive a pro-rated bonus payout of $78,268 under the executive bonus plan for 2013. In accordance with the agreements and as determined by the compensation committee, such payments will be made to Mr. Lawrence following the completion of the restatement and the filing of this Form 10-K.
Ms. Arnold: In connection with Ms. Arnold’s departure in July 2012, she received severance payments in accordance with the terms of her employment agreement as follows: (i) $630,000 as 12 month continued base salary, (ii) $ 30,367 as continued benefit payout, and (iii) $60,077 for accrued unpaid vacation.
Mr. Vedda: In connection with Mr. Vedda’s departure in November 2012, he received severance payments in accordance with the terms of his employment agreement as follows: (i) $334,750 continued 12 month base salary, (ii) $1,437 as continued benefit payout, and (iii) $31,423 for accrued unpaid vacation.
2011: The payments in 2011 represent the amount we paid for annual physicals for each executive officer.
6 Messrs. Hernandez and Frederick joined our company in February 2013, and Mr. Rosica joined our company in January 2013.
7 Mr. Duva was not a NEO for fiscal year 2011.
8 Ms. Arnold employment with the company ended on August 1, 2012 and Mr. Vedda’s November 2012.
9 Mr. Lawrence left the company in June 2013.
10 Mr. Greenfield: In connection with Mr. Greenfield’s departure from the company in 2013, time-based equity awards that would have vested within 13 months from his departure were accelerated, and all other time-based equity awards and unvested performance equity awards were forfeited effective February 11, 2013.
Mr. Sexton: In connection with Mr. Sexton’s departure from the company in 2013, time-based equity awards that would have vested within 13 months from his departure were accelerated, and all other time-based equity awards and unvested performance equity awards were forfeited effective April 22, 2013.
Ms. Arnold: In connection with Ms. Arnold’s departure from the company in 2012, time-based equity awards that would have vested within 12 months from her departure were accelerated, all other time-based equity awards and unvested performance equity awards were forfeited effective August 1, 2012.
Mr. Vedda: In connection with Mr. Vedda’s departure from the company in 2012, time-based equity awards that would have vested within 12 months from his departure were accelerated, all other time-based equity awards and unvested performance equity awards were forfeited effective November 30, 2012.
Mr. Lawrence: In connection with Mr. Lawrence’s departure from the company in 2013, time-based equity awards that would have vested within 12 months from his departure were accelerated, and all other time-based equity awards were forfeited effective June 27, 2013. All performance-based equity awards remain outstanding until a vesting determination has been made with respect to those. As a result of the delay in publishing our financial statements for fiscal years 2012, as of the date of filing of this Form 10-K, the compensation committee had not determined if any of the equity awards have vested based on financial performance in 2012.

Grants of Plan Based Awards for Fiscal Years 2013 and 2012
The following table sets forth information regarding all plan-based awards granted to our NEOs during the fiscal years ended December 31, 2013 and 2012. All equity awards to our NEOs in 2013 and 2012 were granted under our Amended and Restated 2005 Stock Incentive Plan and are also reported in the table entitled Outstanding Equity Awards at 2013 Fiscal Year-End. For additional information regarding the equity and non-equity incentive plan awards, please refer to the “Annual Performance-Based Cash Awards” and “Long-Term Equity Incentive Compensation sections under Analysis of 2013 and 2012 Executive Compensation Decisions and Actions.”

Granted in 2013

Name	Grant Date	Approval Date	Estimated Potential Payout Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Total Fair Value of Stock and Option Awards (9)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Current NEOs
Louis Hernandez, Jr.	N/A		$130,000	$650,000	$1,300,000
	2/11/2013	2/11/2013					625,000(3)				$7.87	$2,089,324
	2/11/2013	2/11/2013							100,000(6)			$786,000
	2/11/2013	2/11/2013								100,000(7)	$7.87	$329,300
John W. Frederick	N/A		$85,000	$425,000	$573,750
	2/11/2013	2/11/2013					400,000(3)				$7.87	$1,337,167
	2/11/2013	2/11/2013							65,000(6)			$510,900
	2/11/2013	2/11/2013								65,000(7)	$7.87	$214,065
Christopher C. Gahagan	N/A		$82,400	$412,000	$556,200
Jeff Rosica	N/A		$75,000	$375,000	$468,750
	1/7/2013	1/7/2013					10,000(4)					$76,500
	1/7/2013	1/7/2013							10,000(6)			$76,500
	1/7/2013	1/7/2013					63,000(5)				$7.66	$207,505
	1/7/2013	1/7/2013								37,000(8)	$7.66	$120,069
Jason A. Duva	N/A		$26,000	$130,000	$162,500
Former NEOs(10)
Gary G. Greenfield			—	—	—
Kenneth A. Sexton			—	—	—
Glover H. Lawrence			—	—	—
(1) For 2013, these awards represent estimated potential payouts under our Annual Incentive Program for 2013. Bonus awards under this plan are determined as the result of formulae contained in the plan, which are described in detail under “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”
(2) The awards indicated in this column vest based on company performance. There are no threshold or maximum future payouts under these incentive plan awards. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined the baseline for or vesting of such awards based on financial performance in fiscal year 2012 or 2013.
(3) The shares subject to this option vest on a performance-based schedule tied to our annual return on equity. For a summary of the vesting schedule, see the Long-Term Equity Incentive Compensation-Performance-Based Awards section of our Compensation Discussion and Analysis.
(4) The restricted stock units vest on a performance-based schedule tied to both our annual return on equity and operating margin. For a summary of the vesting schedule, see the Long-Term Equity Incentive Compensation-Performance-Based Awards section of our Compensation Discussion and Analysis.
(5) The shares subject to this option vest on a performance-based schedule tied to both our annual return on equity and operating margin. For a summary of the vesting schedule, see the Long-Term Equity Incentive Compensation-Performance-Based Awards section of our Compensation Discussion and Analysis.
(6) The restricted stock units vest on a time-based schedule as follows: 25% of the shares vest on the first anniversary of the grant and the remaining 75% vest in equal installments of 6.25% every three months thereafter ending on the fourth anniversary of the grant date.
(7) The shares subject to this time-based option vest over four years as follows: 6.25% installments every quarter following the grant date ending on the fourth anniversary of the grant date.
(8) The shares subject to this time-based option vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in equal 6.25% installments every quarter thereafter.
(9) These amounts do not reflect actual value realized by the NEO. These amounts represent the aggregate grant date fair value of restricted stock units and options granted to our NEOs in 2013, as computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions underlying the value of these awards, see Note A, “Business and Summary of Significant Accounting Policies-Accounting for Stock-Based Compensation,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
(10) Messrs. Greenfield, Sexton and Lawrence had departed the Company at the time the 2013 Annual Incentive Program was approved. All bonus payments made to them in connection with their departure are described in footnote 5 to the Summary Compensation Table.

Granted in 2012

Name	Grant Date	Approval Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (5)	All Other Option Awards: Number of Securities Underlying Options (6)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Total Fair Value of Stock and Option Awards (7)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Current NEOs	N/A
Christopher C. Gahagan	N/A		$82,400	$412,000	$824,000
	2/24/2012	2/24/2012					15,000(3)					$175,500
	2/24/2012	2/24/2012							15,000			$175,500
	2/24/2012	2/24/2012								100,000		$521,040
Jason A. Duva	N/A		$52,000	$91,000	$182,000
	2/24/2012	2/24/2012					10,000(3)					$117,000
	2/24/2012	2/24/2012					25,000(4)					$132,190
	2/24/2012	2/24/2012							10,000			$117,000
	2/24/2012	2/24/2012								25,000		$130,260
Former NEOs (8)
Gary G. Greenfield	N/A		$187,200	$936,000	$1,872,000
	2/24/2012	2/24/2012					50,000(3)					$585,000
	2/24/2012	2/24/2012							50,000			$585,000
	2/24/2012	2/24/2012								380,000		$1,979,952
Kenneth A. Sexton	N/A		$80,000	$400,000	$800,000
	2/24/2012	2/24/2012					20,000(3)					$234,000
	2/24/2012	2/24/2012							20,000			$234,000
	2/24/2012	2/24/2012								120,000		$625,248
Kirk E. Arnold	N/A		$126,000	$630,000	$1,260,000
	2/24/2012	2/24/2012					25,000(3)					$292,500
	2/24/2012	2/24/2012							25,000			$292,500
	2/24/2012	2/24/2012								200,000		$1,042,080
James M. Vedda	N/A		$65,000	$325,000	$650,000
	2/24/2012	2/24/2012					10,000(3)					$117,000
	2/24/2012	2/24/2012							10,000			$117,000
	2/24/2012	2/24/2012								50,000		$260,520
Glover H. Lawrence	N/A		$54,590	$272,950	$545,900
	2/24/2012	2/24/2012					3,750(3)					$43,875
	2/24/2012	2/24/2012							3,750			$43,875
	2/24/2012	2/24/2012								30,000		$156,312
(1) For 2012, these awards represent estimated potential payouts under our executive bonus plan for 2012. Bonus awards under this plan are determined as the result of formulae contained in the plan, which are described in detail in “Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Annual Performance-Based Cash Awards.”
(2) The awards indicated in this column vest based on company performance. There are no threshold or maximum future payouts under these incentive plan awards. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards have vested based on financial performance in fiscal year 2012 or 2013.
(3) These restricted stock units vest pursuant to a performance-based schedule tied to both our annual return on equity and operating margin. For a summary of the vesting schedule, see the Long-Term Equity Incentive Compensation-Performance-Based Awards section of our Compensation Discussion and Analysis.
(4) The shares subject to this option vest on a performance-based schedule tied to both our annual return on equity and operating margin. For a summary of the vesting schedule, see the Long-Term Equity Incentive Compensation-Performance-Based Awards section of our Compensation Discussion and Analysis.
(5) These restricted stock units vest on a time-based schedule as follows: 25% of the shares vest on the first anniversary of the grant and the remaining 75% vest in equal installments of 6.25% every three months thereafter ending on the fourth anniversary of the grant date.
(6) The shares subject to this time-based option vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in equal 6.25% installments every quarter thereafter.
(7) These amounts do not reflect actual value realized by the NEO or any incremental value of option modifications (see footnote 3 to the Summary Compensation Table for detail on the incremental value of option modifications). These amounts represent the aggregate grant date fair value of restricted stock units and options granted to our NEOs in 2012, as computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions underlying the value of these awards, see Note M, “Capital Stock,” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
(8) Upon the executive’s departure from the company, all unvested equity awards that were not accelerated pursuant to employment or severance agreements were forfeited, other than with respect to Mr. Lawrence, whose performance-based equity awards remain outstanding until a vesting determination has been made with respect to those. As a result of the delay in publishing our financial statements for fiscal years 2012, as of the date of filing of this Form 10-K, the compensation committee had not determined if any of the equity awards have vested based on financial performance in 2012. All vested options that were not exercised within 12 months (and within 13 months with respect to Messrs. Greenfield and Sexton) from the executive’s departure were canceled.

Outstanding Equity Awards at 2013 and 2012 Fiscal Year End
The following tables set forth information regarding the outstanding equity awards held by each of our NEOs as of December 31, 2013 and as of December 31, 2012.
Outstanding Option Awards as of December 31, 2013

Name	Number of Securities Underlying Unexercised Options-Exercisable	Number of Securities Underlying Unexercised Options-Unexercisable (2)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options(3)	Option Exercise Price	Option Expiration Date
Current NEOs
Louis Hernandez, Jr.	10,000(4)			$24.59	2/27/2018
	7,000 (4)			$14.15	5/28/2016
	7,000(4)			$14.69	5/4/2017
	3,000(4)			$16.5	6/10/2018
	3,000(4)			$7.22	5/15/2019
	18,750	81,250(5)	625,000(12)	$7.87	2/11/2020
John W. Frederick	12,188	52,812(6)	400,000(12)	$7.87	2/11/2020
Christopher C. Gahagan	50,000		150,000(13)	$12.84	7/21/2016
	43,750	56,250(7)		$11.71	2/24/2019
Jeff Rosica		37,000(8)	63,000(14)	$7.66	1/7/2020
Jason A. Duva	3,500			$25.46	12/17/2017
	4,000			$13.41	6/15/2016
	3,208	292(9)		$17.04	4/15/2017
	4,000	2,000(10)		$22.05	4/1/2018
	10,938	14,062(11)	25,000(14)	$11.71	2/24/2019
Former NEOs(1)
Gary G. Greenfield	100,000			$25.42	3/11/2014
	150,000			$13.99	3/11/2014
	190,000			$11.71	3/11/2014
Kenneth A. Sexton	50,000			$26.15	5/22/2014
	75,000			$13.99	5/22/2014
	60,000			$11.71	5/22/2014
Glover H. Lawrence	10,000			$23.10	6/27/2014
	20,000			$13.99	6/27/2014
	16,875			$11.71	6/27/2014
			20,000(15)	$23.10	8/25/2015
			15,000(16)	$23.10	8/25/2015
(1) Mr. Greenfield: Mr. Greenfield's employment terminated on February 11, 2013. Pursuant to the terms of his executive employment agreement, Mr. Greenfield received an additional 13 months vesting on all time-based unvested restricted stock units that he held as of February 11, 2013. All other unvested options that he held were forfeited and any vested unexercised options expired 13 months from his termination date.
Mr. Sexton: Mr. Sexton's employment terminated on April 22, 2013. Pursuant to the terms of his executive employment agreement, Mr. Sexton received an additional 13 months vesting on all time-based unvested options that he held as of April 22, 2013. All other unvested options that he held were forfeited and any vested unexercised options expired 13 months from this termination date.
Mr. Lawrence: Mr. Lawrence's employment terminated on June 26, 2013. Pursuant to the terms of his executive employment agreement, Mr. Lawrence received an additional 12 months vesting on all time-based unvested options that he held as of June 26, 2013. Mr. Lawrence’s performance-based equity awards remained outstanding until a vesting determination has been made with respect to those. As a result of the delay in publishing our financial statements for fiscal years 2012, as of the date of filing of this Form 10-K, the compensation committee had not determined if any of the equity awards have vested based on financial performance in 2012. All other unvested options that he held were forfeited and any vested unexercised options expired 12 months from his termination date.
(2) Unvested time-based options vest in full with respect to Messrs. Hernandez, Frederick and Gahagan, and as to 25% with respect to Messrs. Rosica and Duva if, within twelve months following a change-in-control of our company, the NEO's employment is terminated by us without cause or with respect to Messrs. Hernandez, Frederick and Gahagan, they terminate their employment with us for good reason.
(3) The options reported in this column are performance-based options. These options are distinguished from the other options in this table because they will vest only if the performance goals are achieved and will be otherwise forfeited.  As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards have vested based on financial performance in fiscal years 2012 or 2013.
(4) These options granted to Mr. Hernandez were granted during his term as an outside director.
(5) The shares subject to this option vest in equal quarterly installments of 6,250 shares beginning on May 11, 2013. The most recent installment vested on May 11, 2014 and the last installment vests on February 11, 2017.
(6) The shares subject to this option vest in equal quarterly installments of 4,062 shares beginning on May 11, 2013. The most recent installment vested on May 11, 2014 and the last installment vests on February 11, 2017.
(7) The shares subject to this option vest in equal quarterly installments of 6,250 shares. The most recent installment vested on May 24, 2014 and the last installment vests on February 24, 2016.
(8) The shares subject to this option vest as follows: 25% of the shares vested on January 7, 2014 and the remaining 75% vest in equal installments of 6.25% shares every quarter thereafter. The most recent installment vested on July 7, 2014 and the last installment vests on January 7, 2017.
(9) The shares subject to this option vest in equal monthly installments of 73 shares. The last installment vested on April 15, 2014.
(10) The shares subject to this option vest in equal monthly installments of 125 shares. The most recent installment vested on July 1, 2014 and the last installment vests on April 1, 2015.
(11) The shares subject to this option vest in equal quarterly installments of 1,562 shares. The most recent installment vested on May 24, 2014 and the last installment vests on February 24, 2016.
(12) The shares subject to this option vest on a performance-based schedule tied to our annual return on equity compared to a 2012 baseline as follows:

ROE Percentage Point Improvement in Calendar Year Compared to Baseline	Percentage of Options to Vest
14%	100%
12%	90%
10%	75%
8%	60%
6%	45%
4%	30%
2%	15%
0%	—%

(13)The shares subject to this option vest on a performance-based schedule based on annual return on equity targets and stock price targets as follows:
(a) the vesting of 33 1/3% of the shares underlying the options is tied to a stock price of $35 per share or achievement of the below ROE targets, 33 1/3% is tied to a stock price of $50 per share or achievement of the below ROE targets,

ROE Percentage Point Improvement in Calendar Year	% of ROE Shares To Vest
$35 / $50
15%	100%
13%	84%
11%	68%
9%	52%
7%	36%
5%	20%

(b) the vesting of 33 1/3% of the shares underlying the options is tied to a stock price of $101.68 per share or achievement of the below ROE targets over a September 30, 2007 baseline.

ROE % Point Improvement Compared to Baseline	% of ROE Shares To Vest
$101.68
14%	100%
12%	90%
10%	75%
8%	60%
6%	45%
4%	30%
2%	15%

(14) The shares subject to this option vest on a performance-based schedule tied to both our annual return on equity and operating margin as follows:

ROE Percentage Point Improvement in Calendar Year	Equity Award to Vest	Annual Operating Margin	Percentage of Equity Award to Vest
15%	100%	10%	100%
13%	84%	7.5%	66.66%
11%	68%	5%	33.33%
9%	52%
7%	36%
5%	20%

(15) The shares subject to this option vest on a performance-based schedule based on annual return on equity targets and stock price targets as follows: the vesting of 50% of the shares underlying the options is tied to a stock price of $50.84 per share or achievement of the ROE targets, 50% is tied to a stock price of $76.26 per share or achievement of the ROE targets.

ROE Percentage Point Improvement in Calendar Year ($50.84)	Percentage of Equity Award to Vest	ROE Percentage Point Improvement in Calendar Year ($76.26)
10%	100%	15%
8.75%	75%	13.75%
7.50%	50%	12.50%
6.25%	35%	11.25%
5%	20%	10%

(16) The shares subject to this option vest based on a stock price of $101.68 per share or achievement of the ROE targets over a September 30, 2007 baseline described in footnote 13(b) above.

Outstanding Option Awards as of December 31, 2012

Name (1)	Number of Securities Underlying Unexercised Options—Exercisable	Number of Securities Underlying Unexercised Options—Unexercisable (1)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price	Option Expiration Date
Current NEOs
Christopher C. Gahagan	40,625	9,375(3)		$12.84	7/21/2016
			150,000(11)	$12.84	7/21/2016
		100,000(4)		$11.71	2/24/2019
Jason A. Duva	3,500			$25.46	12/17/2017
	3,500	500(5)		$13.41	6/15/2016
	2,333	1,167(6)		$17.04	4/15/2017
	2,500	3,500(7)		$22.05	4/1/2018
		25,000 (4)		$11.71	2/24/2019
			25,000(12)	$11.71	2/24/2019
Former NEOs
Gary G. Greenfield	100,000			$25.42	12/19/2014
			300,000(13)	$25.42	12/19/2014
			325,000(14)	$25.42	12/19/2014
	103,125	46,875(8)		$13.99	3/2/2017
		380,000(4)		$11.71	2/24/2019
Kenneth A. Sexton	50,000			$26.15	1/28/2015
			100,000(13)	$26.15	1/28/2015
			110,000(14)	$26.15	1/28/2015
	51,563	23,437(8)		$13.99	3/2/2017
		120,000(4)		$11.71	2/24/2019
Kirk E. Arnold (9)	35,000			$20.98	8/1/2013
	22,500			$12.84	8/1/2013
	83,333			$13.99	8/1/2013
	62,500			$11.71	8/1/2013
James M. Vedda (10)	18,906			$19.08	11/30/2013
	21,875			$11.71	11/30/2013
Glover H. Lawrence	10,000			$23.10	8/25/2015
			20,000(15)	$23.10	8/25/2015
			15,000(14)	$23.10	8/25/2015
	13,750	6,250(8)		$13.99	3/2/2017
		30,000(4)		$11.71	2/24/2019
(1) Unvested time-based options vest in full with respect to Messrs. Greenfield, Gahagan, Sexton and Lawrence, and as to 25% with respect to Mr. Duva, if within twelve months following a change-in-control of our company, the NEO’s employment is terminated by us without cause or with respect to Messrs. Greenfield, Gahagan, Sexton and Lawrence, they terminate their employment with us for good reason.
(2) The options reported in this column are performance-based options. These options are distinguished from the other options in this table because they will vest only if the performance goals are achieved and will be otherwise forfeited.
(3) The shares subject to this option vest in equal installments of 3,125 shares every three months. The most recent installment vested on December 21, 2012 and the last installment vests on July 21, 2013.
(4) The shares vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in equal installments of 6.25% every three months thereafter ending on the fourth anniversary of the grant date.
(5) The shares subject to this option vest 2.083% each month. The most recent installment vested on December 15, 2012 and the last installment vests on June 15, 2013.
(6) The shares subject to this option vest 2.083% each month. The most recent installment vested on December 15, 2012 and the last installment vests on April 15, 2014.

(7) The shares subject to this option vest 2.083% each month. The most recent installment vested on December 1, 2012 and the last installment vests on April 1, 2015.
(8) The shares subject to this option vest 2.083% each month. The most recent installment vested on December 2, 2012 and the last installment vests on March 2, 2014.
(9) Ms. Arnold's employment terminated on August 1, 2012. Pursuant to the terms of her executive employment agreement, Ms. Arnold received an additional one-year vesting on all time-based unvested equity awards that she held as of August 1, 2012. All other unvested equity awards that she held were forfeited and any vested unexercised options expired 12 months from her termination date.
(10) Mr. Vedda's employment terminated on November 30, 2012. Pursuant to the terms of his executive employment agreement, Mr. Vedda received an additional one-year vesting on all time-based unvested equity awards that he held as of November 30, 2012. All other unvested equity awards that he held were forfeited and any vested unexercised options expired 12 months from his termination date.
(11) The shares subject to this option vest on a performance- based schedule tied to both our stock price and our annual return on equity. See footnote 13 to the table “Outstanding Option Awards as of December 31, 2013.”
(12) The shares subject to this option vest on a performance- based schedule tied to both our stock price and our annual return on equity. See footnote 14 to the table “Outstanding Option Awards as of December 31, 2013.”
(13) The shares subject to this option vest on a performance- based schedule tied to both our stock price and our annual return on equity. See footnote 15 to the table “Outstanding Option Awards as of December 31, 2013.”
(14) The shares subject to this option vest on a performance- based schedule tied to both our stock price and our annual return on equity. See footnote 16 to the table “Outstanding Option Awards as of December 31, 2013.”

Outstanding Stock Awards as of December 31, 2013

Name	Number of Shares or Units of Stock that Have Not Vested(2)(4)	Market Value of Shares or Units of Stock that Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Current NEOs
Louis Hernandez, Jr.	100,000	$814,000	—	—
John W. Frederick	65,000	$529,100	—	—
Christopher C. Gahagan	15,077	$122,727	36,250(6)	$295,075
Jeff Rosica	10,000	$81,400	10,000(7)	$81,400
Jason A. Duva	5,625	$45,788	10,000(7)	$81,400
Former NEOs (1)
Gary G. Greenfield	—	—	—	—
Kenneth A. Sexton	—	—	—	—
Glover H. Lawrence	—	—	21,250(8)	$172,975
(1) Mr. Greenfield: Mr. Greenfield's employment terminated on February 11, 2013. Pursuant to the terms of his executive employment agreement, Mr. Greenfield received an additional 13 months vesting on all time-based unvested restricted stock units that he held as of February 11, 2013. All other unvested restricted stock units that he held were forfeited.
Mr. Sexton: Mr. Sexton's employment terminated on April 22, 2013. Pursuant to the terms of his executive employment agreement, Mr. Sexton received an additional 13 months vesting on all time-based unvested restricted stock units that he held as of April 22, 2013. All other unvested restricted stock units that he held were forfeited.
Mr. Lawrence: Mr. Lawrence's employment terminated on June 26, 2013. Pursuant to the terms of his executive employment agreement, Mr. Lawrence received an additional 12 months vesting on all time-based unvested restricted stock units that he held as of June 26, 2013. Mr. Lawrence’s performance-based equity awards remained outstanding until a vesting determination has been made with respect to those. As a result of the delay in publishing our financial statements for fiscal years 2012, as of the date of filing of this Form 10-K, the compensation committee had not determined if any of the equity awards have vested based on financial performance in 2012. All other unvested restricted stock units that he held were forfeited.
(2) Unvested restricted stock and restricted stock units vest in full with respect to Messrs. Hernandez, Frederick and Gahagan, and as to 25% with respect to Messrs. Rosica and Duva if, within 12 months following a change-in-control of our company, such NEO is terminated by us without cause or if such NEO terminates his or her employment with us for good reason.
(3) This amount was determined by multiplying the total number of shares of common stock underlying the restricted stock units by $8.15, the closing price of our common stock on NASDAQ on December 30, 2013.
(4) The shares vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in equal installments of 6.25% every three months thereafter ending on the fourth anniversary of the grant date.
(5) The restricted stock units reported in this column are performance-based RSUs. These RSUs are distinguished from the other RSUs in this table because they will vest only if the performance goals are achieved and will be otherwise forfeited. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the equity awards have vested based on financial performance in fiscal years 2012 or 2013.
(6) 15,000 of these restricted stock unit awards vest based on the performance criteria described in footnote 14 to the table “Options outstanding as of December 31, 2013,” and 21,250 vesting based on the performance criteria described in footnote 13(a) to the table “Outstanding Option Awards as of December 31, 2013.”
(7) These restricted stock unit awards vest based on the performance criteria described in footnote 14 to the table “Outstanding Option Awards as of December 31, 2013.”
(8) 17,500 of these restricted stock unit awards vest based on the performance criteria described in footnote 13(a) to the table “Options outstanding as of December 31, 2013,” and 3,750 vesting based on the performance criteria described in footnote 14 to the table “Outstanding Option Awards as of December 31, 2013.”

Outstanding Stock Awards as of December 31, 2012

Name	Number of Shares or Units of Stock that Have Not Vested(1)(3)	Market Value of Shares or Units of Stock that Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Current NEOs
Christopher C. Gahagan	34,453	$261,154	36,250(7)	$274,775
Jason a. Duva	10,000	$75,800	10,000(8)	$75,800
Former NEOs
Gary G. Greenfield	94,296	$714,764	203,750(9)	$1,544,425
Kenneth A. Sexton	41,094	$311,493	82,500(10)	$625,350
Kirk E. Arnold (5)	—	—	—	—
James M. Vedda (6)	—	—	—	—
Glover H. Lawrence	7,969	$60,405	21,250(11)	$161,075
(1) Unvested restricted stock and restricted stock units vest in full if, within 12 months following a change-in-control of our company, such NEO is terminated by us without cause or if such NEO terminates his or her employment with us for good reason.
(2) This amount was determined by multiplying the total number of shares of common stock underlying the restricted stock units by $7.58, the closing price of our common stock on NASDAQ on December 31, 2012.
(3) The shares vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in equal installments of 6.25% every three months thereafter ending on the fourth anniversary of the grant date.
(4) The restricted stock units reported in this column are performance-based RSUs. These RSUs are distinguished from the other RSUs in this table because they will vest only if the performance goals are achieved and will be otherwise forfeited. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had thus not determined if any of the equity awards have vested based on financial performance in fiscal years 2012 or 2013.
(5) Ms. Arnold's employment terminated on August 1, 2012. Pursuant to the terms of her executive employment agreement, Ms. Arnold received an additional one-year vesting on all time-based unvested restricted stock units that she held as of August 1, 2012. All other unvested equity awards that she held were forfeited.
(6) Mr. Vedda's employment terminated on November 30, 2012. Pursuant to the terms of his executive employment agreement, Mr. Vedda received an additional one-year vesting on all time-based unvested restricted stock units that he held as of November 30, 2012. All other unvested equity awards that he held were forfeited.
(7) See footnote 6 to the table “Outstanding Stock Awards as of December 31, 2013.”
(8) See footnote 7 to the table “Outstanding Stock Awards as of December 31, 2013.”
(9) 153,750 of these restricted stock unit awards vest based on the performance criteria described in footnote 13(a) to the table “Outstanding Option Awards as of December 31, 2013,” and 50,000 vest based on the performance criteria described in footnote 14 to the table “Outstanding Option Awards as of December 31, 2013.”
(10) 62,500 of these restricted stock unit awards vest based on the performance criteria described in footnote 13(a) to the table “Outstanding Option Awards as of December 31, 2013,” and 20,000 vest based on the performance criteria described in footnote 14 to the table “Outstanding Option Awards as of December 31, 2013.”
(11) See footnote 8 to the table “Outstanding Stock Awards as of December 31, 2013.”

Option Exercises and Stock Vested in Fiscal Years 2013 and 2012
The following table sets forth the number of restricted stock awards that vested for our NEOs in 2013 and 2012 and the aggregate dollar amount realized by our NEOs upon the vesting of the restricted stock awards. As a result of the delay in publishing our financial statements for fiscal years 2012 and 2013, as of the date of filing of this Form 10-K the compensation committee had not determined if any of the performance-based stock awards have vested based on financial performance in fiscal years 2012 or 2013.
None of our NEOs exercised options in 2013 or 2012.

Restricted Stock Awards That Vested in 2013

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Current NEOs
Louis Hernandez, Jr. (1)	6,000	$41,640
John W. Frederick	—	—
Christopher C. Gahagan (2)	19,376	$132,497
Jeff Rosica	—	—
Jason A. Duva (3)	4,375	$32,094
Former NEOs
Gary G. Greenfield (4)	49,610	$389,439
Kenneth A. Sexton (5)	24,063	$162,050
Glover H. Lawrence(6)	4,923	$32,755
(1) These shares were granted to Mr. Hernandez during his tenure as an outside director.
(2) This amount represents the total number of shares that vested; however, the company withheld 6,569 shares to satisfy minimum tax withholding obligations, so only 12,807 shares were issued.
(3) This amount represents the total number of shares that vested; however, the company withheld 1,543 shares to satisfy minimum tax withholding obligations, so only 2,832 shares were issued.
(4) This amount represents the total number of shares that vested; however, the company withheld 16,151 shares to satisfy minimum tax withholding obligations, so only 33,459 shares were issued. Of this amount 49,610 shares were accelerated as of Mr. Greenfield’s termination date.
(5) This amount represents the total number of shares that vested; however, the company withheld 8,087 shares to satisfy minimum tax withholding obligations, so only 15,976 shares were issued. Of this amount 16,719 shares were accelerated as of Mr. Sexton’s termination date.
(6) This amount represents the total number of shares that vested; however, the company withheld 1,658 shares to satisfy minimum tax withholding obligations, so only 3,265 shares were issued. Of this amount 2,813 shares were accelerated as of Mr. Lawrence’s termination date.

Restricted Stock Awards That Vested in 2012

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Current NEOs
Christopher C. Gahagan (1)	16,797	$148,728
Jason A. Duva (2)	375	$3,941
Former NEOs
Gary G. Greenfield (3)	34,454	$344,934
Kenneth A. Sexton (4)	19,531	$195,196
Kirk E. Arnold (5)	52,266	$492,749
James M. Vedda (6)	8,751	$65,634
Glover H. Lawrence (7)	4,531	$44,225
(1) This amount represents the total number of shares that vested; however, the company withheld 5,488 shares to satisfy minimum tax withholding obligations, so only 11,309 shares were issued.
(2) This amount represents the total number of shares that vested; however, the company withheld 134 shares to satisfy minimum tax withholding obligations, so only 241 shares were issued.
(3) This amount represents the total number of shares that vested; however, the company withheld 10,908 shares to satisfy minimum tax withholding obligations, so only 23,546 shares were issued.
(4) This amount represents the total number of shares that vested; however, the company withheld 5,214 shares to satisfy minimum tax withholding obligations, so only 14,317 shares were issued.
(5) This amount represents the total number of shares that vested; however, the company withheld 16,638 shares to satisfy minimum tax withholding obligations, so only 35,628 shares were issued. Of this amount 26,875 shares were accelerated as of Ms. Arnold’s termination date.
(6) This amount represents the total number of shares that vested; however, the company withheld 2,858 shares to satisfy minimum tax withholding obligations, so only 5,893 shares were issued. Of this amount 6,563 shares were accelerated as of Mr. Vedda’s termination date.
(7) This amount represents the total number of shares that vested; however, the company withheld 1,511 shares to satisfy minimum tax withholding obligations, so only 3,020 shares were issued.

Severance Benefits
Potential Payments Upon Termination Other Than Following a Change in Control
The following table sets forth the estimated benefits that each of our NEOs, who remained employed by the Company as of December 31, 2013, would be entitled to receive upon termination of his or her employment with our company (other than a termination following a change in control of our company) if our company terminated the NEO’s employment without cause or the NEO terminated his or her employment for good reason, as provided for in his or her executive employment agreement. These disclosed amounts assume that the NEO’s employment terminated on December 31, 2013. The amounts disclosed in the table are estimates only and do not necessarily reflect the actual amounts that would be paid to our NEOs, which amounts would only be known at the time that they become eligible for payment following their termination. In order for a NEO to be eligible to receive any of the payments and benefits detailed in the below table, he or she must execute a general release of claims against our company, excluding any claims relating to the company’s obligations with respect to certain severance payments, and continue to abide by the non-competition and non-solicitation obligations in accordance with the terms of his employment.

Named Executive Officer	Severance Amount(1)	Early Vesting of Stock Options(2)	Early Vesting of Restricted Stock and Restricted Stock Units(3)	Other(4)	Total
Louis Hernandez, Jr.	$1,300,000	$7,000	$152,625	$49,809	$1,509,434
John W. Frederick	$850,000	$4,550	$99,210	$38,353	$992,113
Christopher C. Gahagan	$824,000	—	$55,328	$25,287	$904,615
Jeff Rosica	$375,000	—	—	$13,984	$388,984
Jason A. Duva	$130,000	—	—	$6,973	$136,973
(1) For Messrs. Hernandez, Frederick, and Gahagan this amount reflects the sum of (i) annual base salary in effect on the date of termination and (ii) target annual cash incentive compensation for the year of termination multiplied by the actual plan payout factor (assuming the plan payout factor is 100%) and prorated for the number of months that the executive officer was actually employed by our company. For Messrs. Rosica and Duva, this amount represents 12 and 6 months annual base salary, respectively, in effect on the date of termination. Payments to Messrs. Hernandez and Frederick are to be made in a lump sum, and payment in respect of base salary to the other NEOs shall be made following the company’s payroll practices.
(2) Messrs. Hernandez, Frederick, and Gahagan were entitled to one-year acceleration of vesting with respect to time-based options that they held on their assumed termination date, December 31, 2013. For Mr. Gahagan, no value is reflected in this column because the closing price of our common stock on NASDAQ on December 31, 2013, $8.15, was below the exercise prices of his options.
(3) Messrs. Hernandez, Frederick and Gahagan were entitled to one-year acceleration of vesting with respect to time-based restricted stock and restricted stock units that they held on their assumed termination date, December 31, 2013. This amount equals the number of shares of restricted stock units that would have vested during the period beginning January 1, 2013 and ending December 31, 2013 multiplied by $8.15, representing the closing price of our common stock on NASDAQ on December 31, 2013 less $0.01 per share.
(4) Includes (i) $15,000 for outplacement services for Messrs. Hernandez, Frederick, and Gahagan and (ii) medical benefits continuation for each NEOs as follows, 12 months for each of Mr. Hernandez: $34,809, Mr. Frederick: $23,353, Mr. Gahagan: $25,287, Mr. Rosica: $13,984, and six months for Mr. Duva: $6,973. Messrs. Hernandez and Frederick’s medical benefits equals 167% of the company’s portion of such coverage.

Potential Payments Upon Termination Following a Change in Control

The following table sets forth the estimated benefits that each of our NEO who remained employed by the Company as of December 31, 2013 would be entitled to receive if his or her employment were terminated by us without cause or if he or she terminates his or her employment with us for good reason within 12 months after a change in control of our company, as provided for in his or her executive employment agreement or offer letter. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to our NEOs, which would only be known at the time that they become eligible for payment and would only be payable if a change in control of our company were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the change in control of our company occurred on December 31, 2013 and the NEO’s employment was immediately terminated. In order for a NEO to be eligible to receive any of the below payments and benefits, he or she must execute a general release of claims against our company, excluding any claims relating to the company’s obligations with respect to certain severance payments, and continue to abide by the non-competition and non-solicitation obligations in accordance with the terms of his employment.

Named Executive Officer	Severance Amount(1)	Early Vesting of Stock Options(2)	Early Vesting of Restricted Stock and Restricted Stock Units(3)	Estimated Tax Gross Up	Other(4)	Total
Louis Hernandez, Jr.	$2,600,000	$197,750	$814,000	—	$67,214	$3,678,964
John W. Frederick	$1,700,000	$126,787	$529,100	—	$50,029	$2,405,916
Christopher C. Gahagan	$1,236,000	—	$417,802	—	$40,769	$1,694,571
Jeff Rosica	$562,500	$12,500	$40,700	—	$13,984	$629,684
Jason A. Duva	$260,000	—	$31,797	—	$6,973	$298,770
(1) For Messrs. Hernandez, and Frederick this amount reflects the sum of (i) 18 months annual base salary in effect on the date of termination and (ii) 2.5 target annual cash incentive compensation for the year of termination multiplied by the actual plan payout factor (assuming the plan payout factor is 100%) and prorated for the number of months that the executive officer was actually employed by our company. For Mr. Gahagan this amount reflects the sum of (i) 18 months annual base salary in effect on the date of termination and (ii) 1.5 target annual cash incentive compensation for the year of termination multiplied by the actual plan payout factor (assuming the plan payout factor is 100%) and prorated for the number of months that the executive officer was actually employed by our company. For Messrs. Rosica and Duva, this amount represents 18 and 12 months annual base salary, respectively, in effect on the date of termination. Payments to Messrs. Hernandez and Frederick are to be made in a lump sum, and payment in respect of base salary to the other NEOs shall be made following the company’s payroll practices.
(2) Messrs. Hernandez, Frederick, and Gahagan were entitled to full acceleration of vesting with respect to time-based options and Messrs. Duva and Rosica were entitled to acceleration of 25% of unvested equity awards that they held on their assumed termination date, December 31, 2013. For Messrs. Gahagan and Duva no value is reflected in this column because the closing price of our common stock on NASDAQ on December 31, 2013, $8.15, was below the respective exercise prices of their options.
(3) Messrs. Hernandez, Frederick and Gahagan were entitled to full acceleration of vesting with respect to time-based restricted stock and restricted stock units that they held on their assumed termination date, December 31, 2013. Messrs. Duva and Rosica were entitled to acceleration of 25% of unvested equity awards on the assumed termination date, December 31, 2013. This amount equals the number of shares of restricted stock units that would have vested based on the acceleration multiplied by $8.15, representing the closing price of our common stock on NASDAQ on December 31, 2013 less $0.01 per share.
(4) Includes (i) $15,000 for outplacement services for Messrs. Hernandez, Frederick, and Gahagan and (ii) medical benefits continuation for each NEOs as follows, 18 months for each of Mr. Hernandez: $52,214, Mr. Frederick: $35,209, and Mr. Gahagan: $20,975, 12 months for Mr. Rosica $13,984, and six months for Mr. Duva $6,973. Messrs. Hernandez, Frederick and Gahagan’s medical benefits equals 167% of the company’s portion of such coverage.

Potential Payments Upon Termination Due to Death or Disability

Upon termination of employment due to death or disability, each NEO or his or her estate would be entitled to receive an amount equal to his or her annual base salary in effect on the date of death or disability and an additional 12 months of vesting on all time-based unvested options, restricted stock and restricted stock units. Upon death or disability, each of the following NEOs who remained employed by the company as of December 31, 2013 or his estate would be entitled to receive the following amounts: Mr. Hernandez: $809,625, Mr. Frederick: $528,760, and Mr. Gahagan: $467,328. These amounts represent the following for each of the NEOs: (i) his or her annual base salary in effect on the date of death or disability (Mr. Hernandez: $650,000, Mr. Frederick: $425,000, and Mr. Gahagan: $412,000) plus (ii) the aggregate amount set forth in the second and third columns of the table above entitled Estimated Current Value of Severance Benefits, found in the section above entitled Potential Payments Upon Termination Other Than Following a Change in Control representing the value to the NEO of 12 months of acceleration of time-based unvested options, restricted stock and restricted stock units. In order for a NEO or his beneficiaries to be eligible to receive any of the above payments and benefits, the NEO or his beneficiaries must execute a general release of claims against our company, excluding any claims relating to the company’s obligations with respect to certain severance payments,

DIRECTOR COMPENSATION

Our company uses a combination of cash and equity‑based compensation to attract and retain individuals to serve on our board. We only compensate outside directors for their service on our board. An outside director is a member of our board who is not:

•	an employee of our company or any subsidiary of our company;

•	a significant stockholder, meaning the beneficial owner of 10% or more of our outstanding common stock; or

•	a controlling stockholder, member or partner of a significant stockholder.

During 2012 and until his resignation on February 11, 2013, Mr. Greenfield served as our chairman, President and CEO and did not qualify as an outside director during that period. Similarly, Mr. Hernandez ceased to qualify as an outside director as of his appointment as our President and CEO on February 11, 2013. Furthermore, from his appointment to the board until November 2012, Mr. Park served as a partner of a significant stockholder of our company, and as such did not qualify as an outside director during that time period. During the time frames that Messrs. Hernandez, Greenfield and Park did not qualify as outside directors they did not receive any compensation for their service on our board.
Cash Compensation for Outside Directors

Prior to February 2014 and as of July 1, 2011, our outside directors were paid the following cash compensation for their service:

	Lead Director		Chair		Other Members
	Retainer	Meeting	Retainer	Meeting	Retainer	Meeting
Board of Directors	$75,000	$2,000	$75,000	$2,000	$45,000	$2,000
Audit Committee	—	—	$25,000	$2,000	$7,500	$2,000
Compensation Committee	—	—	$15,000	$2,000	$5,000	$2,000
Nominating and Governance Committee	—	—	$15,000	$2,000	$5,000	$2,000
Strategy Committee	—	—	$15,000	$2,000	$5,000	$2,000

In December 2012, our board approved a special retainer of $15,000 to Mr. Billings in recognition of the additional work assumed by him as chair of our strategy committee, and $50,000 to Mr. Hernandez in recognition of the substantial work performed and expected to be performed by him as lead director.

In addition to the cash compensation described above, outside directors are entitled to receive equity compensation. All equity compensation awarded to outside directors is granted under our Amended and Restated 2005 Stock Incentive Plan, and our board reviews equity compensation for outside directors periodically. Previously, outside directors received equity compensation under our 1993 Director Stock Option Plan, as amended, or our 2005 Stock Incentive Plan, as amended.

Under our Amended and Restated 2005 Stock Incentive Plan, each outside director is entitled to receive equity compensation subject to the following limits:

•	upon election to our board, an option for up to 15,000 shares of common stock or a restricted stock award or a restricted stock unit award for up to 7,500 shares of common stock; and

•
annually on the date of our annual meeting, if the outside director has served a minimum of six months on our board, an option for up to 15,000 shares of common stock or a restricted stock award or a restricted stock unit award for up to 7,500 shares of common stock.

In each case, an outside director may receive a combination of options and restricted stock or restricted stock units so long as the total number of shares subject to the aggregate award does not exceed 15,000 shares of common stock, with each share of common stock subject to a restricted stock award or a restricted stock unit award considered two shares of common stock for the purpose of this limitation. The exercise price per share for options granted to outside directors is equal to the closing price of our common stock on NASDAQ on the grant date. Equity awards to outside directors upon their initial election to our board vest in full on the first anniversary of the grant date. Annual equity awards to outside directors vest in full on the earlier of the first anniversary of the grant date or the business day prior to the date of the next annual meeting of stockholders following the grant date. Options granted under our 1993 Director Stock Option Plan, as amended, have a term of six years, those granted under our 2005 Stock Incentive Plan have a term of ten years, and those granted under our Amended and Restated 2005 Stock Incentive Plan have a term of seven years.

On May 15, 2012, in accordance with the terms of our Amended and Restated 2005 Stock Incentive Plan, we granted to each of our directors, who qualified as outside directors as of such date:

•	6,000 restricted stock units, and

•	an option to purchase 3,000 shares of common stock at an exercise price of $7.22, equal to the closing price of our common stock on NASDAQ on the grant date.

In 2013, no annual meeting of our stockholders was held due to the restatement and our outside directors did not receive any equity compensation. However, Mr. Park, who was designated an outside director effective as of November 15, 2012, was in May 2014 granted an option for 15,000 shares of our common stock as an initial award.

In February 2014, our board approved cash compensation, effective January 1, 2014, for our outside directors as set forth below:

	Lead Director		Chair		Other Members
	Retainer	Meeting	Retainer	Meeting	Retainer	Meeting
Board of Directors	$80,000	—	$80,000	—	$50,000	—
Audit Committee	—	—	$26,000	—	$12,000	—
Compensation Committee	—	—	$18,750	—	$9,000	—
Nominating and Governance Committee	—	—	$12,500	—	$5,250	—
Strategy Committee	—	—	$18,750	—	$9,000	—

Stock Ownership Requirements for Outside Directors

Our board adopted stock ownership requirements for outside directors, which are intended to further align the interests of our outside directors with those of our stockholders. Under the current requirements, our outside directors are expected to hold at least 18,000 shares of common stock within three years of becoming an outside director.

For purposes of these requirements, stock ownership includes:

•	stock owned outright, including stock owned jointly with a spouse or separately by a spouse and/or children;

•	shares held in a trust for the economic benefit of the outside director or his or her spouse or children;

•	restricted stock and restricted stock units; and

•	shares underlying fully‑vested options.

All of our outside directors who have served on our board for three years have met our stock ownership requirements. See the section of this Form 10-K entitled Security Ownership of Certain Beneficial Owners and Management for more detailed information on the beneficial ownership of our directors.

Non-Qualified Deferred Compensation for Outside Directors

For the fiscal years 2012 and 2013, our outside directors were eligible to participate in our non-qualified deferred compensation plan, which was established to provide participants with the opportunity to defer the receipt of all or a portion of their director fees. None of our directors currently participates in our plan for the fiscal years 2012 or 2013, and in November 2013, our compensation committee decided not to continue offering this deferral opportunity. See the section of this Form 10-K entitled Non-Qualified Deferred Compensation for a discussion of our non-qualified deferred compensation plan.

Director Compensation Table for Fiscal Years 2013 and 2012

The following table sets forth a summary of the compensation we paid to our directors for service on our board in 2013 and 2012.

Name	Year	Fees Earned or Paid in Cash(1)	Option Awards(2)		Restricted Stock Unit Awards(3)	Total
Robert M. Bakish	2013 2012	$107,000 $111,000	— $9,375		— $43,260	$107,000 $163,635
George H. Billings	2013 2012	$151,138 $146,043	— $9,375		— $43,260	$151,138 $198,678
Elizabeth M. Daley	2013 2012	$115,500 $127,500	— $9,375		— $43,260	$115,500 $180,135
Gary G. Greenfield(4)	2013 2012	$19,589 —	— —		— —	$19,589 —
Nancy Hawthorne	2013 2012	$103,500 $117,353	— $9,375		— $43,260	$103,500 $169,988
Louis Hernandez, Jr. (5)	2013 2012	$18,671 $187,000	— $9,375		— $43,260	$18,671 $239,635
Youngme E. Moon	2013 2012	$87,000 $91,923	— $9,375		— $43,260	$87,000 $144,558
David B. Mullen	2013 2012	$131,000 $138,498	— $9,375		— $43,260	$131,000 $191,133
John H. Park(6)	2013 2012	$89,000 $13,083	— —	— —	— —	$89,000 $13,083

(1)
Cash amounts included in the table above represent the portion of the annual board/committee member fees and board/committee chair fees earned during our 2012 and 2013 fiscal years. In December 2012, our board approved a special retainer to be paid to Messrs. Hernandez ($50,000) and Billings ($15,000) in recognition of the additional work they have assumed as lead director and chair of the strategy committee, respectively.

(2)
The amount shown represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, of options granted to each of our outside directors in 2012. The grant date fair value was determined by using the Black-Scholes option pricing model. The options for our outside directors were granted on May 15, 2012. No stock options were granted to our independent directors in fiscal year 2013, due to the restatement and the fact that we did not hold an annual meeting in 2013. Mr. Hernandez was granted stock options in connection with his appointment as our President and CEO in February 2013. Please see “Executive Compensation - Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Long-Term Equity Incentive Compensation - Fiscal Year 2013 Equity Incentive Compensation” for a description of these grants. As of December 31, 2013, the outside directors held options for the following numbers of shares: Mr. Bakish, 20,000; Mr. Billings, 37,000; Dr. Daley, 37,000; Ms. Hawthorne, 56,689; Dr. Moon, 47,000; and Mr. Mullen, 20,000. Please see Note M, “Capital Stock,” to our consolidated financial statements included in this Form 10-K regarding the assumptions and methodologies used to value these options.

(3)
The amount shown represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, of restricted stock unit awards granted to each of our outside directors in 2012. The grant date fair value was determined by multiplying the total number of shares of common stock underlying the restricted stock units by $7.22, the closing price of our common stock on NASDAQ on the grant date, May 15, 2012, and subtracting $.01 par value per share. No restricted stock units were awarded to our independent directors in fiscal year 2013, due to the restatement and the fact that we did not hold an annual meeting in 2013. Mr. Hernandez was awarded restricted stock units in connection with his appointment as our President and CEO in February 2013. Please see “Executive Compensation - Analysis of 2013 and 2012 Executive Compensation Decisions and Actions - Long-Term Equity Incentive Compensation - Fiscal Year 2013 Equity Incentive Compensation” for a description of these grants. As of December 31, 2013, the outside directors held the following restricted stock units: Mr. Bakish 16,000; Mr. Billings, 17,000; Dr. Daley, 17,000; Ms. Hawthorne, 17,000; Dr. Moon, 17,000; and Mr. Mullen, 16,000. Please see Note M, “Capital Stock,” to our consolidated financial statements included in this Form 10-K regarding the assumptions and methodologies used to value these restricted stock units.

(4)
Mr. Greenfield did not receive compensation as a member of our board while serving as our President and CEO. All of Mr. Greenfield’s compensation information for 2012 is reported in the Summary Compensation Table in the Executive Compensation section below. On February 11, 2013, Mr. Greenfield resigned as President and CEO but served as an outside director and was compensated for his services on our board from February 11, 2013 until his resignation on May 15, 2013.

(5)
Following the appointment of Mr. Hernandez as our President and CEO in February 2013, he no longer qualifies as an outside director and as such is not entitled to and did not receive compensation for his service on our board. All of Mr. Hernandez’s compensation information for 2013 is reported in the Summary Compensation Table in the Executive Compensation section above.

(6)
From his appointment to our board in June 2007 through June 2011 and reappointment from May 2012 to November 2012, Mr. Park was not an outside director and did not receive compensation for his service on our board. As of November 2012, Mr. Park was determined to be an independent director and entitled to compensation as an outside director. However, due to the restatement, no equity awards were made to him in 2012 in connection with such determination. He was subsequently in May 2014 granted an option to purchase 15,000 shares of our common stock, valued at $49,856.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to stock options and other equity awards under our equity compensation plans as of December 31, 2013

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders(3)	4,801,932	$13.27	3,775,078
Equity Compensation Plans Not Approved by Security Holders(4)	247,216	$30.74	0
Total	5,049,148	$13.55	3,775,078

(1) Includes only stock options and restricted stock units outstanding under our equity compensation plans since no warrants or other rights were outstanding as of December 31, 2013.
(2) The weighted average exercise price or outstanding options does not take into account restricted stock units, which have a de minimis purchase price.
(3) Includes our 1993 Director Stock Option Plan, as amended; Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended; 1997 Stock Incentive Plan, as amended; and Amended and Restated 2005 Stock Incentive Plan.
(4) Includes our 1997 Stock Option Plan; 1998 Stock Option Plan; Amended and Restated 1999 Stock Option Plan; Nonstatutory Stock Option Agreement dated December 19, 2007 entered into with Mr. Greenfield; and Nonstatutory Stock Option Agreement dated January 28, 2008 entered into with Mr. Sexton.

The following are summaries of our equity compensation plans that have not been approved by our stockholders:

1997 Stock Option Plan.  Our 1997 Stock Option Plan was adopted by our board of directors in December 1997 and provides for the grant of non-statutory stock options for up to 1,000,000 shares of common stock. As of December 31, 2013, there were 4,820 shares reserved for issuance upon the exercise of outstanding options granted under this plan. No shares are available for future issuance under the plan.

1998 Stock Option Plan.  Our 1998 Stock Option Plan was adopted by our board of directors in December 1998 and provides for the grant of non-statutory stock options for up to 1,500,000 shares of common stock. As of December 31, 2013, there were 9,362 shares reserved for issuance upon the exercise of outstanding options granted under this plan. No additional shares will be issued under the plan.

Amended and Restated 1999 Stock Option Plan.  Our Amended and Restated 1999 Stock Option Plan was adopted by our board of directors in November 1999 and provides for the grant of non-statutory stock options for up to 4,750,000 shares of common stock, of which up to 500,000 shares may be issued as restricted stock. As of December 31, 2013, there were 83,034 shares reserved for issuance upon the exercise of outstanding options granted under this plan. No additional shares will be issued under the plan.

Nonstatutory Stock Option Agreement dated December 19, 2007 with Mr. Greenfield.  The Nonstatutory Stock Option Agreement was approved by our board of directors and entered into with Mr. Greenfield on December 19, 2007 as an inducement award pursuant to an exemption from NASDAQ’s stockholder approval requirements. Pursuant to the agreement, as amended, Mr. Greenfield was awarded an option to purchase 725,000 shares of our common stock with an exercise price of $25.42 per share. 100,000 of the shares vested in equal 6.25% installments every three months beginning on March 19, 2008 and 625,000 shares would vest pursuant to a performance-based schedule tied to our stock price and annual return on equity. As of Mr. Greenfield’s resignation as our President and CEO on February 11, 2013, all of the time-based vested options had vested and none of the shares vesting pursuant to a performance-based schedule had vested. Pursuant to his separation all unvested equity awards were forfeited on February 11, 2013. As of December 31, 2013, there were 100,000 shares reserved for issuance upon exercise of the option. However, in accordance with Mr. Greenfield’s separation agreement all vested stock options held by Mr. Greenfield expired on March 11, 2014.

Nonstatutory Stock Option Agreement dated January 28, 2008 with Mr. Sexton.  The Nonstatutory Stock Option Agreement was approved by our board of directors and entered into with Mr. Sexton on January 28, 2008 as an inducement award pursuant to an exemption from NASDAQ’s stockholder approval requirements. Pursuant to the agreement, as amended, Mr. Sexton was awarded an option to purchase 260,000 shares of our common stock with an exercise price of $26.15 per share. 50,000 of the shares vested in equal 6.25% installments every three months beginning on April 28, 2008 and 210,000 shares would vest pursuant to a performance-based schedule tied to our stock price and annual return on equity. As of Mr. Sexton’s resignation as our Executive Vice President, Chief Financial Officer and Chief Administrative Officer on April 22, 2013, all of the time-based vested options had vested and none of the shares vesting pursuant to a performance-based schedule had vested. Pursuant to his separation agreement all unvested equity awards were forfeited on April 22, 2013. As of December 31, 2013, there were 50,000 shares reserved for issuance upon exercise of the option. However, in accordance with Mr. Sexton’s separation and consulting agreement all vested stock options held by Mr. Sexton expired on May 22, 2014.

The 1997, 1998 and 1999 plans contain provisions addressing the consequences of a change-in-control of our company. If our company undergoes a change-in-control, we must provide that all outstanding options are either assumed or substituted for by the acquiring or succeeding corporation. If the acquiring or succeeding corporation does not assume or substitute for the outstanding options, then our board of directors must either cash out or accelerate the options to make them fully exercisable prior to the change-in-control.

BENEFICIAL OWNERSHIP INFORMATION

Security Ownership of Certain Beneficial Owners and Management

The following table provides information with respect to the beneficial ownership of our common stock by:

•	each person known by us to beneficially own (or have a right to acquire within 60 days) more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each named executive officer for 2013 named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding(1)(2)
Greater than 5% Stockholders
Blum Capital Partners, L.P.(3)	7,241,549	18.6%
909 Montgomery Street, Suite 400
San Francisco, CA 94133
Wells Fargo & Company(4)	4,165,402	10.7%
420 Montgomery Street
San Francisco, CA 94104
Dimensional Fund Advisors LP(5)	2,611,800	6.71%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
Directors (6)
Robert M. Bakish	56,000	*
George H. Billings	54,000	*
Elizabeth M. Daley	54,000	*
Nancy Hawthorne	73,689	*
Youngme E. Moon	64,000	*
David B. Mullen	36,000	*
John H. Park	16,493
2013 Named Executive Officers (6)
Louis Hernandez, Jr.	108,640	*
John F. Frederick	41,287	*
Christopher C. Gahagan	146,210	*
Jeff Rosica	16,274	*
Jason A. Duva	37,424	*
Gary G. Greenfield (former President and CEO)	137,382	*
Kenneth A. Sexton (former CFO and Chief Administrative Officer)	134,133	*
Glover H. Lawrence (former Vice President of Corporate Development)	11,736	*
All directors and 2013 executive officers as a group	987,268	2.52%

*	Less than 1%

(1)
The inclusion of any shares of common stock deemed beneficially owned does not constitute a n admission of beneficial ownership of those shares. The persons named in the table have, to our knowledge, sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.

(2)
Percentage ownership calculations are based on 39,123,854 shares of common stock outstanding as of July 31, 2014. Any shares that a person or entity has the right to acquire within 60 days after July 31, 2014 are deemed to be outstanding for the purpose of calculating the percentage of outstanding common stock owned by that person or entity, but not for the purpose of calculating the percentage ownership of any other person or entity. However, this does not include (i) any options granted in 2013 or 2014 the vesting of which is subject to the Company having an effective registration statement in place, or (ii) the vesting, if any, of awards based on performance determined based on the Company’s financial statements for fiscal years 2012 or 2013, which has not been determined as of the filing of this Form 10-K.

(3)
Amount and nature of ownership listed is based solely upon information contained in a Schedule 13D/A filed with the SEC by Blum Capital Partners LP and various affiliated entities on October 2, 2012. As of September 28, 2012, Blum Capital Partners LP and various affiliated entities had shared dispositive power over 7,241,549 shares and also shared voting power over such shares.

(4)
Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G/A filed with the SEC by Wells Fargo & Company and various affiliated entities on April 10, 2014. As of March 31, 2014, Wells Fargo & Company and various affiliated entities had shared dispositive power over 4,164,901 shares and shared voting power over 3,685,901 shares.

(5)
Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 10, 2014. As of December 31, 2013, Dimensional Fund Advisors LP had shared dispositive power over 2,611,800 shares and shared voting power over 2,562,398 shares.

(6)
Includes the following shares of Common Stock subject to options exercisable or restricted stock units vesting within 60 days after July 31, 2014: Mr. Bakish - 20,000; Mr. Billings - 37,000; Dr. Daley - 37,000; Ms. Hawthorne - 56,689; Ms. Moon - 47,000; Mr. Mullen - 20,000; Mr. Hernandez - 71,731; Mr, Frederick - 27,257; Mr. Gahagan - 114,031; Mr. Rosica - 13,875; Mr. Duva - 32,298; and all current directors, and executive officers as a group – 476,881.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTION POLICY

Our board has adopted a written policy and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, or 5% stockholders (or their immediate family members), whom we refer to as “related persons,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” he or she must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review is not practicable, our audit committee may ratify the related person transaction. Any related person transactions that are ongoing in nature will be reviewed annually by the audit committee.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by our audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, our audit committee will review and consider:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the transaction;

•	the approximate dollar value of the related person’s interest in the transaction;

•	whether the transaction was undertaken in the ordinary course of business;

•	whether the terms of the transaction are no less favorable to our company than terms that could be reached with an unrelated third party;

•	the purpose, and the potential benefits to our company, of the transaction; and

•
any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if it determines that, under the circumstances, the transaction is not inconsistent with our company’s best interests. During the periods reported, there were no related person transactions.

EMPLOYMENT AGREEMENTS

As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that authorize and require us to indemnify our executive officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. Also, as described in “Executive Compensation - Employment and Severance Agreements with our NEOs,” we have entered into employment agreements with certain of our current and former NEOs.

DIRECTOR INDEPENDENCE

The board is composed of a majority of “independent” directors, and all of the board’s committees are composed entirely of “independent” directors, as such term is defined in the listing standards of NASDAQ. The board has determined that the following directors, all of whom served during 2012 (with Mr. Park being appointed director in May 2012) and 2013, are “independent,” according to the above definition: Robert M. Bakish, George H. Billings, Elizabeth M. Daley, Nancy Hawthorne, Youngme Moon, David B. Mullen and John H. Park. Mr. Hernandez was considered independent until his appointment as our CEO and President in February 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table summarizes the aggregate fees and related expenses paid by us to Deloitte & Touche LLP, for professional services rendered for the audit of the financial statements for years ended December 31, 2013, 2012 and 2011. Deloitte & Touche LLP served as our independent registered public accounting firm commencing January 7, 2014 when our audit committee engaged Deloitte & Touche LLP as our independent registered public accounting firm and dismissed Ernst & Young LLP.

2013
(in thousands)
Audit Fees	$9,275
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$9,275

Audit Fees. The audit fees listed were for professional services rendered by Deloitte & Touche LLP in connection with work done in preparation of the audits of the consolidated financial statements included in this Form 10-K for each year, audit of our internal control over financial reporting as of December 31, 2013, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, statutory and subsidiary audits, issuance of consents, and assistance with the review of documents filed with the SEC. All of these services were approved by our audit committee. As discussed above, Ernst & Young LLP served as our independent registered public accounting firm until January 7, 2014 when our audit committee engaged Deloitte & Touche LLP as our independent registered public accounting firm and dismissed Ernst & Young LLP.

PRE-APPROVAL POLICY AND PROCEDURES

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee. Any pre-approved audit or non-audit services are detailed as to the particular type of services to be provided and are generally subject to a maximum dollar amount.

AUDIT COMMITTEE REPORT

The audit committee assists our board in its oversight of our financial reporting process. The audit committee’s responsibilities are more fully described in its charter, which can be accessed from the corporate governance page in the investor relations section of the company’s website at www.avid.com.

The audit committee has reviewed the company’s audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 as well as the restatement of the consolidated financial statements for the fiscal year ended December 31, 2011 and has discussed these consolidated financial statements with management. The company’s management is responsible for internal controls and the financial reporting process. The audit committee regularly discusses the reports relating to internal control over financial reporting submitted to the audit committee by the internal auditor, who has unrestricted access to the audit committee. The company’s independent registered public accounting firm is responsible for performing an independent audit of (i) the company’s consolidated financial statements and (ii) the effectiveness of the company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), and for issuing reports thereon.

The audit committee reviewed and discussed with the independent registered public accounting firm the audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 as well as the restatement of the consolidated financial statements for the fiscal year ended December 31, 2011 and the matters required to be discussed by the auditing standards of the Public Company Accounting Oversight Board.

The independent registered public accounting firm provided the audit committee with the written disclosures and the letter required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the committee has discussed with the independent registered public accounting firm its independence from the company.

Based on its discussions with the company’s management and the independent registered public accounting firm, as well as its review of the representations and information provided by management and the independent registered public accounting firm, the audit committee recommended to the board that the audited consolidated financial statements be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Audit Committee
David B. Mullen, Chair George H. Billings Elizabeth M. Daley Nancy Hawthorne

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

-  Report of Independent Registered Public Accounting Firm
-  Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 (Restated)
-  Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (Restated)
-  Consolidated Balance Sheets as of December 31, 2013 and 2012
-  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013, 2012, and 2011 (Restated)
-  Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 (Restated)
-  Notes to Consolidated Financial Statements

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

AVID TECHNOLOGY, INC.
(Registrant)

By:	/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr. Chief Executive Officer and President (Principal Executive Officer)

Date:	September 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Louis Hernandez, Jr.	By:	/s/ John W. Frederick	By:	/s/ Ryan H. Murray
	Louis Hernandez, Jr. Chief Executive Officer and President (Principal Executive Officer)		John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)		Ryan H. Murray Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date:	September 11, 2014	Date:	September 11, 2014	Date:	September 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ George H. Billings
George H. Billings	Chairman of the Board of Directors	September 11, 2014

/s/ Robert M. Bakish
Robert M. Bakish	Director	September 11, 2014

/s/ Elizabeth M. Daley
Elizabeth M. Daley	Director	September 11, 2014

/s/ Nancy Hawthorne
Nancy Hawthorne	Director	September 11, 2014

/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.	Director	September 11, 2014

/s/ Youngme E. Moon
Youngme E. Moon	Director	September 11, 2014

/s/ David B. Mullen
David B. Mullen	Director	September 11, 2014

/s/ John H. Park
John H. Park	Director	September 11, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of the Registrant		8-K	July 27, 2005	000-21174
3.2	Third Amended and Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2005	000-21174
3.3	Amended and Restated By-Laws of the Registrant, as amended		8-K	October 21, 2011	000-21174
3.4	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
4.1	Specimen Certificate representing the Registrant’s Common Stock		S-1	March 11, 1993*	033-57796
4.2	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
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
			10-Q	May 10, 2012	000-21174
10.4
Amendment #3 to Credit Agreement dated November 20, 2012 by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
X
10.5
Amendment #13 to Credit Agreement dated August 29, 2014 by and among Avid Technology, Inc., Avid Technology International B. V., Pinnacle Systems, Inc., Avid General Partner B.V., each of the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent, dated October 1, 2010
			8-K	September 4, 2014	000-21174
10.6	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 5 and 6 LLC (for premises at 65 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174

10.7	Network Drive at Northwest Park Office Lease dated as of November 20, 2009 between Avid Technology, Inc. and Netview 1,2,3,4 & 9 LLC (for premises at 75 Network Drive, Burlington, Massachusetts)		8-K	November 25, 2009	000-21174
#10.8	1993 Director Stock Option Plan, as amended		10-K	February 29, 2008	000-21174
#10.9	Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended		10-K	March 16, 2010	000-21174
#10.10	Amendment No #2 to Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended	X
#10.11	1997 Stock Option Plan		10-K	March 27, 1998	000-21174
#10.12	1997 Stock Incentive Plan, as amended		10-Q	May 14, 1997	000-21174
#10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan		10-K	February 29, 2008	000-21174
#10.14	1998 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.15	Amended and Restated 1999 Stock Option Plan		10-K	March 16, 2005	000-21174
#10.16	Amended and Restated 2005 Stock Incentive Plan		10-Q	August 7, 2008	000-21174
#10.17	Amendment No. 1 to Amended and Restated 2005 Stock Incentive Plan	X
#10.18	Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	X
#10.19	Form of Nonstatutory Stock Option Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan	X
#10.20	Form of Nonstatutory Stock Option Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.21	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.22	Form of Restricted Stock Unit Agreement for Outside Directors under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.23	Form of Stock Option Agreement for UK Employees under the HM Revenue and Customs Approved Sub-Plan for UK Employees under the Registrant’s Amended and Restated 2005 Stock Incentive Plan		8-K	July 8, 2008	000-21174
#10.24	Form of Nonstatutory Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.25	Form of Incentive Stock Option Grant Terms and Conditions (under the 1997 Stock Incentive Plan)		8-K	February 21, 2007	000-21174
#10.26	2012 Executive Bonus Plan		8-K	February 28, 2012	000-21174
#10.27	Amended and Restated Executive Employment Agreement dated March 14, 2011 between the Registrant and Gary G. Greenfield (typographical errors corrected)	X

#10.28	Nonstatutory Stock Option Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.29	Restricted Stock Agreement dated December 19, 2007 between the Registrant and Gary G. Greenfield		8-K	December 19, 2007	000-21174
#10.30	Separation Agreement dated February 6, 2013 between Registrant and Gary G. Greenfield		8-K/A	February 12, 2013	000-21174
#10.31	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kenneth A. Sexton		10-K	March 14, 2011	000-21174
#10.32	Restricted Stock Unit Award Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.33	Nonstatutory Stock Option Agreement dated January 28, 2008 between the Registrant and Kenneth A. Sexton		8-K	January 28, 2008	000-21174
#10.34	Consulting and Separation Agreement dated April 22, 2013 between the Registrant and Kenneth A Sexton		10-Q	September 11, 2014	000-21174
#10.35	Amended and Restated Executive Employment Agreement dated December 20, 2010 between the Registrant and Kirk E. Arnold		10-K	March 14, 2011	000-21174
#10.36	Amended and Restated Executive Employment Agreement dated December 22, 2010 between the Registrant and Christopher C. Gahagan		10-K	March 14, 2011	000-21174
#10.37	Form of Executive Officer Employment Letter as of January 1, 2012		10-K	February 29, 2012	000-21174
#10.38	Executive Officer Employment Agreement dated February 4, 2011 between the Registrant and James Vedda	X
#10.39	Amended and Restated Employment Agreement dated December 20, 2010 between the Registrant and Glover Lawrence	X
#10.40	Summary of 2013 Annual Executive Incentive Program	X
#10.41	Executive Employment Agreement dated February 11, 2013 between the Registrant and Louis Hernandez, Jr.		8-K/A	February 12, 2013	000-21174
#10.42	Amended and Restated Executive Employment Agreement dated April 22, 2013 between the Registrant and John Frederick		10-Q	September 11, 2014	000-21174
#10.43	Consulting and Severance Agreement dated July 19, 2013 between the Registrant and Karl Johnsen		8-K	July 25, 2013	000-21174
#10.44	2013 Remediation Bonus Plan		8-K	July 25, 2013	000-21174
21	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
**100.INS	XBRL Instance Document	X
**100.SCH	XBRL Taxonomy Extension Schema Document	X
**100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
**100.DEF	XBRL Taxonomy Definition Linkbase Document	X
**100.LAB	XBRL Taxonomy Label Linkbase Document	X
**100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*	Effective date of Form S-1.
**
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.