Form 10-Q
period 2014-03-31
AVID TECHNOLOGY, INC.
filed 2014-09-23
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares outstanding of the registrant’s Common Stock as of September 18, 2014 was 39,162,483.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that relate to future results or events are forward-looking statements. Forward-looking statements may be identified by use of forward-looking words, such as “anticipate,” “believe,” “confidence,” “could,” “estimate,” “expect,” “feel,” “intend,” “may,” “plan,” “should,” “seek,” “will” and “would,” or similar expressions.

Forward-looking statements may involve subjects relating to the following:

•	our ability to mitigate and remediate effectively the material weaknesses in our internal controls over financial reporting;

•	the development, marketing and selling of new products and services;

•	our ability to successfully implement our Avid Everywhere strategic plan;

•	anticipated trends relating to our sales, financial condition or results of operations;

•	our goal of expanding our market positions;

•	our capital resources and the adequacy thereof;

•	the anticipated trends and development of our markets and the success of our products in these markets;

•	our plans regarding the relisting of our common stock on The NASDAQ Stock Market, or NASDAQ, and the liquidity of our stock;

•	the risk of restatement of our financial statements;

•	the anticipated performance of our products;

•	our business strategies and market positioning;

•	the impact, costs and expenses of any litigation and government inquiries we may be subject to now or in the future;

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	estimated asset and liability values and amortization of our intangible assets;

•	our compliance with covenants contained in our indebtedness;

•	changes in inventory levels;

•	seasonal factors;

•	plans regarding repatriation of foreign earnings;

•	transactions in and valuations of investments and derivative instruments; and

•	fluctuations in foreign exchange and interest rates.

Actual results and events in future periods may differ materially from those expressed or implied by forward-looking statements in this report. There are a number of factors that could cause actual events or results to differ materially from those indicated or implied by forward-looking statements, many of which are beyond our control, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the forward-looking statements contained in this Form 10-Q represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

We own or have rights to trademarks and service marks that we use in connection with the operation of our business.  Avid is a trademark of Avid Technology, Inc.  Other trademarks, logos, and slogans registered or used by us and our subsidiaries in the United States and other countries include, but are not limited to, the following:  Avid Everywhere, Avid Motion Graphics, AirSpeed, EUCON, Fast Track, iNEWS, Interplay, ISIS, Avid MediaCentral, Mbox, Media Composer, NewsCutter, Nitris, Pro Tools, Sibelius and Symphony.  Other trademarks appearing in this Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Products	$94,570	$98,718
Services	40,412	37,353
Total net revenues	134,982	136,071

Cost of revenues:
Products	34,994	37,015
Services	15,671	15,276
Amortization of intangible assets	50	651
Total cost of revenues	50,715	52,942
Gross profit	84,267	83,129

Operating expenses:
Research and development	22,954	23,607
Marketing and selling	32,815	33,909
General and administrative	18,331	15,597
Amortization of intangible assets	480	663
Restructuring costs, net	—	273
Total operating expenses	74,580	74,049

Operating income	9,687	9,080

Interest income	20	73
Interest expense	(373)	(335)
Other income, net	2	4
Income before income taxes	9,336	8,822
Provision for income taxes, net	440	557
Net income	$8,896	$8,265

Net income per common share – basic and diluted	$0.23	$0.21

Weighted-average common shares outstanding – basic	39,099	38,977
Weighted-average common shares outstanding – diluted	39,122	39,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$8,896	$8,265

Other comprehensive income (loss):
Foreign currency translation adjustments	393	(2,611)

Comprehensive income	$9,289	$5,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,244	$48,203
Accounts receivable, net of allowances of $12,557 and $13,963 at March 31, 2014 and December 31, 2013, respectively	58,420	56,770
Inventories	58,246	60,122
Deferred tax assets, net	525	522
Prepaid expenses	10,052	7,778
Other current assets	15,625	17,493
Total current assets	165,112	190,888
Property and equipment, net	34,373	35,186
Intangible assets, net	3,679	4,260
Long-term deferred tax assets, net	2,422	2,415
Other long-term assets	2,401	2,393
Total assets	$207,987	$235,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,846	$33,990
Accrued compensation and benefits	22,598	30,342
Accrued expenses and other current liabilities	31,560	41,273
Income taxes payable	6,003	6,875
Deferred tax liabilities, net	—	14
Deferred revenues	209,164	211,403
Total current liabilities	299,171	323,897
Long-term deferred tax liabilities, net	544	565
Long-term deferred revenues	242,648	255,429
Other long-term liabilities	14,516	14,586
Total liabilities	556,879	594,477

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,043,881	1,043,384
Accumulated deficit	(1,327,631)	(1,336,526)
Treasury stock at cost	(71,885)	(72,543)
Accumulated other comprehensive income	6,320	5,927
Total stockholders’ deficit	(348,892)	(359,335)
Total liabilities and stockholders’ deficit	$207,987	$235,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,896	$8,265
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,914	6,135
Recovery from doubtful accounts	(108)	(36)
Gain on sales of assets	—	(125)
Stock-based compensation expense	1,262	2,077
Non-cash interest expense	73	73
Foreign currency transaction losses	48	44
(Benefit from) provision for deferred taxes	(15)	3
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	11,366
Inventories	1,877	2,501
Prepaid expenses and other current assets	(2,015)	(374)
Accounts payable	(4,148)	(5,383)
Accrued expenses, compensation and benefits and other liabilities	(17,543)	(7,532)
Income taxes payable	(671)	(878)
Deferred revenues	(15,021)	(17,546)
Net cash used in operating activities	(23,992)	(1,410)

Cash flows from investing activities:
Purchases of property and equipment	(3,515)	(2,126)
Proceeds from divestiture of consumer business	1,500	—
Proceeds from sale of assets	—	125
Increase in other long-term assets	(20)	(8)
Net cash used in investing activities	(2,035)	(2,009)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	—	176
Common stock repurchases for tax withholdings for net settlement of equity awards	(108)	(181)
Net cash used in financing activities	(108)	(5)

Effect of exchange rate changes on cash and cash equivalents	176	(2,460)
Net decrease in cash and cash equivalents	(25,959)	(5,884)
Cash and cash equivalents at beginning of period	48,203	70,390
Cash and cash equivalents at end of period	$22,244	$64,506

Supplemental information:
Cash paid for income taxes, net of refunds	$524	$476
Cash paid for interest	300	262

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Avid Technology, Inc. and its wholly owned subsidiaries (collectively, “Avid” or the “Company”). These financial statements are unaudited. However, in the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for their fair statement. Interim results are not necessarily indicative of results expected for any other interim period or a full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of operations, comprehensive income, financial position and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements. The Company filed audited consolidated financial statements as of and for the year ended December 31, 2013 in its 2013 Annual Report on Form 10-K, which included all information and footnotes necessary for such presentation. The financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At March 31, 2014, the Company’s principal sources of liquidity included cash and cash equivalents totaling $22.2 million and available borrowings under the Company’s credit facilities, which are discussed in Note 11. Cash used in operating activities aggregated $24.0 million for the three months ended March 31, 2014. Approximately half of the cash usage during the first quarter of 2014 was attributable to payments of incentive-based compensation, and the remaining balance was attributable to costs associated with restatement-related activities and, to a lesser extent, restructuring activities. The use of cash associated with the restatement and restructuring activities is expected to materially abate by the end of 2014, and the Company does not anticipate any payments related to incentive-based compensation for the balance of 2014.

The Company’s cash requirements vary depending on factors such as the growth of the business, changes in working capital, capital expenditures, acquisitions of businesses or technologies and obligations under restructuring programs. Management expects to operate the business and execute its strategic initiatives principally with funds generated from operations and the Company’s external sources of liquidity under the credit facilities. Management anticipates that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and other expected cash needs for at least the next twelve months as well as for the foreseeable future.

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and, except for the subsequent events disclosed in Notes 8 and 11, no other recognized or unrecognized subsequent events required recognition or disclosure in these financial statements.

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

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended
	March 31,
	2014	2013
Options	4,534	5,605
Non-vested restricted stock units	123	475
Anti-dilutive potential common shares	4,657	6,080

3.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At March 31, 2014 and December 31, 2013, the Company had foreign currency forward contracts outstanding with aggregate notional values of $19.6 million and $21.0 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At March 31, 2014 and December 31, 2013, the Company had such foreign currency contracts with aggregate notional values of $3.7 million and $5.4 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at March 31, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at March 31, 2014	Fair Value at December 31, 2013
Financial assets:
Foreign currency contracts	Other current assets	$11	$59

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$228	$228

The following table sets forth the net foreign exchange losses recorded as marketing and selling expenses in the Company’s statements of operations during the three months ended March 31, 2014 and 2013 that resulted from the gains and losses on Company’s foreign currency contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended March 31,
	2014	2013
Foreign currency contracts and revaluation of hedged items, net	$(908)	$266

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At March 31, 2014 and December 31, 2013, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s classification of the assets and liabilities within the fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,899	$1,230	$669	$—
Foreign currency contracts	11	—	11	—

Financial Liabilities:
Foreign currency contracts	228	—	228	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation assets	$1,920	$1,271	$649	$—
Foreign currency contracts	59	—	59	—

Financial Liabilities:
Foreign currency contracts	228	—	228	—

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

5.	INVENTORIES

Inventories consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$10,151	$10,142
Work in process	371	338
Finished goods	47,724	49,642
Total	$58,246	$60,122

At March 31, 2014 and December 31, 2013, finished goods inventory included $2.9 million and $3.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,615	$(52,615)	$—	$52,711	$(52,659)	$52
Customer relationships	49,610	(46,020)	3,590	49,627	(45,557)	4,070
Trade names	5,973	(5,973)	—	5,976	(5,976)	—
Capitalized software costs	5,944	(5,855)	89	5,944	(5,806)	138
Total	$114,142	$(110,463)	$3,679	$114,258	$(109,998)	$4,260

Amortization expense related to all intangible assets in the aggregate was $0.6 million and $1.4 million, respectively, for the three months ended March 31, 2014 and 2013. The Company expects amortization of acquired intangible assets to be approximately $1.2 million for the remainder of 2014, $1.5 million in 2015 and $1.0 million in 2016.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Long-term deferred rent	$8,385	$8,361
Long-term accrued restructuring	2,202	2,335
Long-term deferred compensation	3,929	3,890
Total	$14,516	$14,586

8.	CONTINGENCIES

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

At March 31, 2014, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At March 31, 2014, and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at March 31, 2014, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at March 31, 2014, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit will remain in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company has letters of credit totaling approximately $2.4 million that support its ongoing operations. These letters of credit have various terms and expire during 2014 and 2015. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Accrual balance at beginning of year	$3,501	$4,476
Accruals for product warranties	1,270	1,151
Costs of warranty claims	(1,335)	(1,554)
Accrual balance at end of period	$3,436	$4,073

The total warranty accrual of $3.4 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at March 31, 2014.

9.	RESTRUCTURING COSTS AND ACCRUALS

2013 Restructuring Plans

In June 2013, the Company’s leadership evaluated the marketing and selling teams and, in an effort to better align sales resources with the Company’s strategic goals and enhance its global account team approach, eliminated 31 positions. As a result, the Company recognized related restructuring costs of $1.7 million in 2013.

During November and December 2013, the Company’s executive management team identified opportunities to lower costs in the supply and hardware technology group by eliminating 29 positions in hardware shared services and 15 positions in the supply and technology group. Additionally, an engineering reorganization at the same time resulted in the elimination of four engineering positions. As a result, the Company recognized $1.7 million of related restructuring costs in 2013.

Prior Year Restructuring Plans

During the first quarter of 2013, the Company recorded revisions totaling $0.3 million, primarily resulting from sublease assumption changes related to the partial abandonment of a facility in Mountain View, California under the 2012 Plan.

The remaining accrual balance of $5.0 million at March 31, 2014 was mainly related to the closure of part of the Company’s Mountain View and Daly City, California; Pinewood, UK; and Dublin, Ireland facilities under 2008, 2010 and 2012 restructuring plans. No further restructuring actions are anticipated under these plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the three months ended March 31, 2014 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2013	$2,399	$6,102	$8,501
Accretion	—	171	171
Cash payments	(1,693)	(1,233)	(2,926)
Foreign exchange impact on ending balance	(19)	—	(19)
Accrual balance at March 31, 2014	$687	$5,040	$5,727

The employee-related accruals at March 31, 2014 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet at March 31, 2014.

The facilities/other-related accruals at March 31, 2014 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $2.8 million is included in the caption “accrued expenses and other current liabilities” and $2.2 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at March 31, 2014.

10.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Video products and solutions net revenues	$60,078	$58,824
Audio products and solutions net revenues	34,492	39,894
Products and solutions net revenues	94,570	98,718
Services net revenues	40,412	37,353
Total net revenues	$134,982	$136,071

The following table sets forth the Company’s revenues by geographic region for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$45,079	$50,815
Other Americas	14,479	13,103
Europe, Middle East and Africa	55,424	51,271
Asia-Pacific	20,000	20,882
Total net revenues	$134,982	$136,071

11.	CREDIT AGREEMENT

On October 1, 2010, Avid Technology, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Capital Finance LLC (“Wells Fargo”), which established two revolving credit facilities with combined maximum availability of up to $60 million for borrowings and letter of credit guarantees (the “Credit Agreement”). The actual amount of credit available to the Borrowers varies depending upon changes in the level of the respective accounts receivable and inventory, and is subject to other terms and conditions that are more specifically described in the Credit Agreement. On August 29, 2014, the Company entered into an amendment to its Credit Agreement with Wells Fargo that extended the maturity date for the credit facilities from October 1, 2014 to October 1, 2015.

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

At March 31, 2014, Avid Technology and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.2 million and $2.0 million, respectively, and available borrowings under the credit facilities of approximately $21.5 million and $15.5 million, respectively, after taking into consideration the reserves, outstanding letters of credit and related liquidity covenant. Other than letters of credit guaranteed under the credit facilities, the Company had no outstanding borrowings under the credit facilities at March 31, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies are those related to revenue recognition and allowances for sales returns and exchanges; stock-based compensation; income tax assets and liabilities; and restructuring charges and accruals. We believe these policies are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most difficult and subjective estimates and judgments. A discussion of our critical accounting policies may be found in our 2013 Annual Report on Form 10-K in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.” There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical, nor have there been any significant changes to the policies applied or methodologies used by management to measure the critical accounting estimates.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net revenues:
Product revenues	70.1%	72.5%
Services revenues	29.9%	27.5%
Total net revenues	100.0%	100.0%
Cost of revenues	37.6%	38.9%
Gross margin	62.4%	61.1%
Operating expenses:
Research and development	17.0%	17.3%
Marketing and selling	24.3%	24.9%
General and administrative	13.6%	11.5%
Amortization of intangible assets	0.3%	0.5%
Restructuring costs, net	—%	0.2%
Total operating expenses	55.2%	54.4%
Operating income	7.2%	6.7%
Interest and other income (expense), net	(0.3)%	(0.2)%
Income before income taxes	6.9%	6.5%
Provision for income taxes, net	0.3%	0.4%
Net income	6.6%	6.1%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$60,078	$1,254	2.1%	$58,824
Audio products and solutions net revenues	34,492	(5,402)	(13.5)%	39,894
Products and solutions net revenues	94,570	(4,148)	(4.2)%	98,718
Services net revenues	40,412	3,059	8.2%	37,353
Total net revenues	$134,982	$(1,089)	(0.8)%	$136,071

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
United States	33%	37%
Other Americas	11%	10%
Europe, Middle East and Africa	41%	38%
Asia-Pacific	15%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions, and our video creative tools. Video products and solutions revenues increased $1.3 million, or 2%, for the three-month period ended March 31, 2014, compared to the same period in 2013. For the three-month period ended March 31, 2014, revenues from our storage and workflow solutions, and media management solutions increased, while revenues from our video creative tools decreased. The increase in total video products and solutions revenues was primarily the result of increased revenues attributable to the 2014 Winter Olympics and 2014 FIFA World Cup. This increase was partially offset by lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14 resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years.  Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions, and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $5.4 million, or 14%, for the three-month period ended March 31, 2014, compared to the same period in 2013. For the three-month period ended March 31, 2014, revenues from our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems decreased. The decrease in total audio products and solutions revenues was primarily the result of the previously discussed lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues increased $3.1 million, or 8%, for the three-month period ended March 31, 2014, compared to the same period in 2013. The increase for the 2014 period was primarily the result of increased maintenance revenues, driven by maintenance contracts attached to new product sales, and increased revenues from professional services.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support costs related to maintenance contract revenues and other services;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Cost of products revenues	$34,994	$(2,021)	(5.5)%	$37,015
Cost of services revenues	15,671	395	2.6%	15,276
Amortization of intangible assets	50	(601)	(92.3)%	651
Total cost of revenues	$50,715	$(2,227)	(4.2)%	$52,942

Gross profit	$84,267	$1,138	1.4%	$83,129

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for the three-month period ended March 31, 2014 increased to 62.4%, from 61.1% for the same period in 2013. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. A general improvement in our services and support delivery, whereby revenue increased while costs were relatively unchanged; lower manufacturing overhead costs; and lower amortization expense due to the completion of the amortization of developed technology intangible assets more than offset the decline resulting from deferred revenue amortization.

Gross Margin % for the Three Months Ended March 31, 2014 and 2013
	2014 Gross Margin %	Increase in Gross Margin %	2013 Gross Margin %
Products	63.0%	0.5%	62.5%
Services	61.2%	2.1%	59.1%
Total	62.4%	1.3%	61.1%

The slight increase in our products gross margin percentage for the three-month period ended March 31, 2014, compared to the same period in 2013, was driven by lower overhead costs, partially offset by the negative effect of the amortization of our deferred revenue balances as discussed above.

The increase in our services gross margin percentage for the three-month period ended March 31, 2014, compared to the same period in 2013, was driven by an increase in services revenues from maintenance contracts, which have higher gross margins than professional services and training, as well as margin improvement for professional services resulting from enhanced productivity.

Operating Expenses and Operating Income

Operating Expenses and Operating Income for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$22,954	$(653)	(2.8)%	$23,607
Marketing and selling expenses	32,815	(1,094)	(3.2)%	33,909
General and administrative expenses	18,331	2,734	17.5%	15,597
Amortization of intangible assets	480	(183)	(27.6)%	663
Restructuring costs, net	—	(273)	(100.0)%	273
Total operating expenses	$74,580	$531	0.7%	$74,049

Operating income	$9,687	$607	6.7%	$9,080

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee salaries and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $0.7 million, or 2.8%, during the three months ended March 31, 2014, compared to the same period in 2013.

Change in Research and Development Expenses for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014 Decrease From 2013
	$	%
Facilities and information technology infrastructure costs	$(363)	(9.4)%
Personnel-related expenses	(269)	(1.9)%
Other expenses	(21)	(0.4)%
Total research and development expenses decrease	$(653)	(2.8)%

The decreases in personnel-related expenses and facilities and information technology infrastructure costs for the three-month period ended March 31, 2014, compared to the same period in 2013, reflects headcount reductions and lower facilities and information technology overhead costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee salaries and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs decreased $1.1 million, or 3.2%, during the three months ended March 31, 2014, compared to the same period in 2013.

Change in Marketing and Selling Expenses for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Product introduction expenses	$(2,103)	(99.3)%
Foreign exchange (gains) losses	1,178	(437.4)%
Personnel-related expenses	554	1.7%
Other expenses	(723)	(56.0)%
Total marketing and selling expenses decrease	$(1,094)	(3.2)%

The decrease in product introduction expenses for three-month period ended March 31, 2014, compared to the same period in 2013, was the result of significant new product introductions during the first half of 2013. The increase in personnel-related expenses was primarily the result of higher incentive-based compensation and commission expenses. During the three-month period ended March 31, 2014, net foreign exchange losses (specifically, foreign exchange transaction gains on net monetary assets denominated in foreign currencies), which are included in marketing and selling expenses, were $0.9 million, compared to gains of $0.3 million in the 2013 period, resulting in a $1.2 million offset to the decreases in the other marketing and selling expense categories. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $2.7 million, or 17.5%, during the three months ended March 31, 2014, respectively, compared to the corresponding period in 2013, primarily as a result of costs incurred in 2014 related to the restatement of our September 30, 2012 and prior financial statements and increased related legal expenses.

Change in General and Administrative Expenses for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Consulting and outside services expenses	$4,754	136.1%
Personnel-related expenses	(1,921)	(21.9)%
Other expenses	(99)	(3.1)%
Total general and administrative expenses increase	$2,734	17.5%

The increase in consulting and outside services costs for the three-month period ended March 31, 2014, compared to the same period in 2013, was primarily the result of costs incurred in 2014 related to the restatement of our September 30, 2012 and prior financial statements and increased related legal expenses. The decrease in personnel-related expenses was primarily the result of lower stock-based compensation expense, decreased salary and benefit expense on lower headcount, and 2013 management transition costs that were not present in the 2014 period.

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

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes, net	$440	$(117)	(21.0)%	$557

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 4.7% and 6.3%, respectively, for the three-month periods ended March 31, 2014 and 2013. Our provision for income taxes for the 2014 three-month period decreased by $0.1 million from the same 2013 period, primarily as a result of changes in the jurisdictional mix of earnings and overall higher profitability of the business, offset by discrete items. During the three-month period ended March 31, 2014, there was a net discrete tax benefit of $0.3 million which is primarily comprised of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty. By comparison, during the three-month period ended March 31, 2013, there were no significant discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented with borrowings under our credit facilities. At March 31, 2014, our principal sources of liquidity included cash and cash equivalents totaling $22.2 million and available borrowings under our credit facilities as discussed below.

At March 31, 2014, our working capital was $(134.1) million, compared to $(133.0) million at December 31, 2013. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. A significant portion of the deferred revenues balances related to the 2011 and prior periods has been recognized since 2011, and most of the remainder will be recognized into revenues through 2016. We have experienced a decrease in cash during 2013 and 2014 due to significantly higher outside professional fees and consultant costs resulting from the restatement of our financial statements. The use of cash associated with the restatement-related activities is expected to total an additional $13.2 million through the third quarter of 2014 and then materially abate by the end of 2014.

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

The amended Credit Agreement contains customary representations and warranties, covenants, mandatory prepayments, and events of default under which our payment obligations may be accelerated, including guarantees and liens on substantially all of our assets to secure their obligations under the Credit Agreement. The Credit Agreement requires that Avid Technology, Inc., our parent company, maintain liquidity (comprised of unused availability under its portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $10.0 million, at least $5.0 million of which must be from unused availability under its portion of the credit facilities, and our subsidiary, Avid Technology International B.V., or Avid Europe, is required to maintain liquidity (comprised of unused availability under the Avid Europe portion of the credit facilities plus certain unrestricted cash and cash equivalents) of $5.0 million, at least $2.5 million of which must be from unused availability under the Avid Europe portion of the credit facilities. The Credit Agreement further limits our ability to access borrowings under the credit facilities in the event capital expenditures, as defined in the Credit Agreement, exceed $16.0 million for the year ending December 31, 2014 or EBITDA (as defined in the Amendment) of $33.8 million for the year ending December 31, 2014 is not achieved. Interest accrues on outstanding borrowings under the credit facilities at a rate of either LIBOR plus 2.75% or a base rate (as defined in the Credit Agreement) plus 1.75%, at the option of Avid Technology, Inc. or Avid Europe, as applicable. We must also pay Wells Fargo a monthly unused line fee at a rate of 0.625% per annum. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. Any borrowings under the credit facilities are secured by a lien on substantially all the assets of Avid Technology and Avid Europe. See Note 11, Credit Agreement, to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further detail on our Credit Agreement.

During the three months ended March 31, 2014, we did not borrow against our credit facilities, and at March 31, 2014, we had no outstanding borrowings under the credit facilities. At March 31, 2014, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.2 million and $2.0 million, respectively, and available borrowings under the credit facilities of $21.5 million and $15.5 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(23,992)	$(1,410)
Net cash used in investing activities	(2,035)	(2,009)
Net cash used in financing activities	(108)	(5)
Effect of foreign currency exchange rates on cash and cash equivalents	176	(2,460)
Net decrease in cash and cash equivalents	$(25,959)	$(5,884)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $24.0 million for the three months ended March 31, 2014. Working capital items, excluding cash, decreased by $39.1 million in the aggregate for the three months ended March 31, 2014, reflecting primarily payments related to restatement-related activities, incentive-based compensation and pre-2014 restructuring activities. The spending associated with the restatement related and restructuring activities is expected to materially abate by the end of 2014, and we do not anticipate any payments related to incentive-based compensation for the balance of 2014.

A decrease in accrued expenses and other liabilities, including accrued payroll and benefits, used cash of $17.5 million for the three months ended March 31, 2014. This cash use reflected significant spending on restatement-related activities and cash payments related to incentive-based compensation and restructuring activities. Approximately half of the cash usage during the first quarter of 2014 was attributable to payments of incentive-based compensation, and the remaining balance was attributable to costs associated with restatement-related activities and, to a lesser extent, restructuring activities.

Cash Flows from Investing Activities

For the three months ended March 31, 2014, the net cash flow used in investing activities reflected $3.5 million used for the purchase of property and equipment, partially offset by cash of $1.5 million released from escrow related to our 2012 consumer business divestiture. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2014, the net cash flow used in financing activities primarily reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During the three months ended March 31, 2014, we did not borrow against our line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements To Be Adopted

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, and International Accounting Standards Board, or the IASB, issued substantially converged final standards on revenue recognition. FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The new revenue recognition guidance becomes effective for us on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  We have not yet selected a transition method and are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

We generally use derivatives in the form of foreign currency contracts to manage certain short-term exposures to fluctuations in the foreign currency exchange rates that exist as part of our ongoing international business operations. We do not enter into any derivative instruments for trading or speculative purposes. The success of our hedging programs depends on forecasts of transaction activity in the various currencies and contract rates versus financial statement rates. To the extent these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have elected to designate the derivative as a hedge. We may also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting.

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At March 31, 2014, we had foreign currency forward contracts outstanding with an aggregate notional value of $19.6 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar and Singapore dollar, as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At March 31, 2014, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $3.7 million, denominated in the euro and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the three months ended March 31, 2014 and 2013, we recorded net (losses) gains of $(0.9) million and $0.3 million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2014, would not have a significant impact on our financial position, results of operations or cash flows because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At March 31, 2014, we held $22.2 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. We maintain revolving credit facilities that allow us to borrow up to $60 million. At March 31, 2014, we had no outstanding borrowings under the credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our management concluded that as of March 31, 2014 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the quarter ended March 31, 2014 and will continue throughout the remainder of 2014. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the quarter ended March 31, 2014.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: September 23, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
3.1	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock		8-K	January 7, 2014	000-21174
4.1	Rights Agreement, dated as of January 6, 2014, between Registrant and Computershare Trust Company, N.A. as Rights Agent, including all exhibits thereto		8-K	January 7, 2014	000-21174
#10.1	Summary of 2014 Annual Executive Incentive Program	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
__________________________

#	Management contract or compensatory plan identified pursuant to Item 15(a)3.
*
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.