Form 10-Q
period 2014-06-30
AVID TECHNOLOGY, INC.
filed 2014-10-20
CIK 896841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares outstanding of the registrant’s Common Stock as of October 15, 2014 was 39,162,905.

AVID TECHNOLOGY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Products	$87,315	$99,858	$181,885	$198,576
Services	37,329	41,487	77,741	78,840
Total net revenues	124,644	141,345	259,626	277,416

Cost of revenues:
Products	35,097	38,902	70,091	75,917
Services	15,323	15,392	30,994	30,668
Amortization of intangible assets	—	501	50	1,152
Total cost of revenues	50,420	54,795	101,135	107,737
Gross profit	74,224	86,550	158,491	169,679

Operating expenses:
Research and development	22,070	23,847	45,024	47,454
Marketing and selling	34,297	33,903	67,112	67,812
General and administrative	19,984	16,131	38,315	31,728
Amortization of intangible assets	398	658	878	1,321
Restructuring (recoveries) costs, net	(165)	1,918	(165)	2,191
Total operating expenses	76,584	76,457	151,164	150,506

Operating (loss) income	(2,360)	10,093	7,327	19,173

Interest income	50	122	70	195
Interest expense	(415)	(374)	(788)	(709)
Other income, net	8	5	10	9
(Loss) income before income taxes	(2,717)	9,846	6,619	18,668
Provision for income taxes, net	622	669	1,062	1,226
Net (loss) income	$(3,339)	$9,177	$5,557	$17,442

Net (loss) income per common share – basic	$(0.09)	$0.24	$0.14	$0.45
Net (loss) income per common share – diluted	$(0.09)	$0.23	$0.14	$0.45

Weighted-average common shares outstanding – basic	39,119	39,040	39,109	39,009
Weighted-average common shares outstanding – diluted	39,119	39,069	39,138	39,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(3,339)	$9,177	$5,557	$17,442

Other comprehensive income (loss):
Foreign currency translation adjustments	743	(1,095)	1,136	(3,706)

Comprehensive (loss) income	$(2,596)	$8,082	$6,693	$13,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,049	$48,203
Accounts receivable, net of allowances of $11,330 and $13,963 at June 30, 2014 and December 31, 2013, respectively	49,263	56,770
Inventories	54,698	60,122
Deferred tax assets, net	532	522
Prepaid expenses	8,296	7,778
Other current assets	14,796	17,493
Total current assets	150,634	190,888
Property and equipment, net	33,270	35,186
Intangible assets, net	3,232	4,260
Long-term deferred tax assets, net	2,431	2,415
Other long-term assets	2,360	2,393
Total assets	$191,927	$235,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,335	$33,990
Accrued compensation and benefits	26,416	30,342
Accrued expenses and other current liabilities	30,883	41,273
Income taxes payable	6,228	6,875
Short-term debt	5,000	—
Deferred tax liabilities, net	—	14
Deferred revenues	204,291	211,403
Total current liabilities	301,153	323,897
Long-term deferred tax liabilities, net	562	565
Long-term deferred revenues	225,660	255,429
Other long-term liabilities	13,937	14,586
Total liabilities	541,312	594,477

Contingencies (Note 8)

Stockholders’ deficit:
Common stock	423	423
Additional paid-in capital	1,045,777	1,043,384
Accumulated deficit	(1,330,969)	(1,336,526)
Treasury stock at cost	(71,679)	(72,543)
Accumulated other comprehensive income	7,063	5,927
Total stockholders’ deficit	(349,385)	(359,335)
Total liabilities and stockholders’ deficit	$191,927	$235,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,557	$17,442
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,352	11,800
(Recovery) expense from doubtful accounts	(158)	30
Gain on sales of assets	—	(125)
Stock-based compensation expense	3,398	4,185
Non-cash interest expense	147	147
Foreign currency transaction losses	(317)	(84)
(Benefit from) provision for deferred taxes	(16)	9
Changes in operating assets and liabilities:
Accounts receivable	7,668	12,277
Inventories	5,424	5,896
Prepaid expenses and other current assets	833	1,225
Accounts payable	(5,666)	(6,661)
Accrued expenses, compensation and benefits and other liabilities	(14,842)	(6,516)
Income taxes payable	(583)	(680)
Deferred revenues	(36,879)	(44,501)
Net cash used in operating activities	(26,082)	(5,556)

Cash flows from investing activities:
Purchases of property and equipment	(6,391)	(5,290)
Proceeds from divestiture of consumer business	1,500	—
Proceeds from sale of assets	—	125
Decrease (increase) in other long-term assets	11	(18)
Net cash used in investing activities	(4,880)	(5,183)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	1	177
Common stock repurchases for tax withholdings for net settlement of equity awards	(141)	(232)
Proceeds from revolving credit facilities	11,500	—
Payments on revolving credit facilities	(6,500)	—
Net cash provided by (used in) financing activities	4,860	(55)

Effect of exchange rate changes on cash and cash equivalents	948	(3,492)
Net decrease in cash and cash equivalents	(25,154)	(14,286)
Cash and cash equivalents at beginning of period	48,203	70,390
Cash and cash equivalents at end of period	$23,049	$56,104

Supplemental information:
Cash paid for income taxes, net of refunds	$1,294	$893
Cash paid for interest	641	562

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVID TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

The Company has generally funded operations in recent years through the use of existing cash balances and cash flows from operations, which have been supplemented from time to time with borrowings under credit facilities. At June 30, 2014, the Company’s principal sources of liquidity included cash and cash equivalents totaling $23.0 million and available borrowings under the Company’s credit facilities, which are discussed in Note 11. Cash used in operating activities aggregated $26.1 million for the six months ended June 30, 2014. More than half of the cash usage during the six months ended June 30, 2014 was attributable to costs associated with restatement-related activities, and the remaining balance was attributable to payments of incentive-based compensation and, to a lesser extent, restructuring activities. The use of cash associated with the restatement and restructuring activities is expected to materially abate by the end of 2014, and the Company does not anticipate any further significant payments related to incentive-based compensation for the balance of 2014.

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements and, except for the subsequent events disclosed in Note 11, no other subsequent events required recognition or disclosure in these financial statements.

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

2.	NET (LOSS) INCOME PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options	4,798	5,386	4,677	5,495
Non-vested restricted stock units	65	360	98	407
Anti-dilutive potential common shares	4,863	5,746	4,775	5,902

3.	FOREIGN CURRENCY CONTRACTS

As a hedge against the foreign exchange exposure of certain forecasted receivables, payables and cash balances of foreign subsidiaries, the Company enters into short-term foreign currency forward contracts. The changes in fair value of the foreign currency forward contracts intended to offset foreign currency exchange risk on cash flows associated with net monetary assets are recorded as gains or losses in the Company’s statement of operations in the period of change, because these contracts have not been accounted for as hedges. At June 30, 2014 and December 31, 2013, the Company had foreign currency forward contracts outstanding with aggregate notional values of $35.1 million and $21.0 million, respectively, as hedges against such forecasted foreign-currency-denominated receivables, payables and cash balances. These forward contracts typically mature within 30 days of execution.

The Company may also enter into short-term foreign currency spot and forward contracts as a hedge against the foreign currency exchange risk associated with certain of its net monetary assets denominated in foreign currencies. At June 30, 2014 and December 31, 2013, the Company had such foreign currency contracts with aggregate notional values of $4.4 million and $5.4 million, respectively. The fair values of these foreign currency contracts are also recorded as gains or losses in the Company’s statement of operations in the period of change.

The following table sets forth the balance sheet classification and fair values of the Company’s foreign currency contracts at June 30, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments under Accounting Standard Codification (“ASC”) Topic 815	Balance Sheet Classification	Fair Value at June 30, 2014	Fair Value at December 31, 2013
Financial assets:
Foreign currency contracts	Other current assets	$186	$59

Financial liabilities:
Foreign currency contracts	Accrued expenses and other current liabilities	$38	$228

The following table sets forth the net foreign exchange gains (losses) included in the table below recorded as marketing and selling expenses in the Company’s statements of operations during the three and six months ended June 30, 2014 and 2013 that resulted from the gains and losses on Company’s foreign currency contracts not designated as hedging instruments and the revaluation of the related hedged items (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Net (Loss) Gain Recorded in Marketing and Selling Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency contracts and revaluation of hedged items, net	$(342)	$127	$(1,250)	$392

See Note 4 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including foreign-currency contracts, cash equivalents, marketable securities and insurance contracts held in deferred compensation plans. At June 30, 2014 and December 31, 2013, all of the Company’s financial assets and liabilities were classified as either Level 1 or Level 2 in the fair value hierarchy. Assets valued using quoted market prices in active markets and classified as Level 1 are certain deferred compensation investments, primarily money market and mutual funds. Assets and liabilities valued based on other observable inputs and classified as Level 2 are foreign currency contracts and certain deferred compensation investments.

The following tables summarize the Company’s classification of the assets and liabilities within the fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,920	$1,248	$672	$—
Foreign currency contracts	186	—	186	—

Financial liabilities:
Foreign currency contracts	$38	$—	$38	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Deferred compensation assets	$1,920	$1,271	$649	$—
Foreign currency contracts	59	—	59	—

Financial liabilities:
Foreign currency contracts	$228	$—	$228	$—

5.	INVENTORIES

Inventories consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$10,064	$10,142
Work in process	243	338
Finished goods	44,391	49,642
Total	$54,698	$60,122

At June 30, 2014 and December 31, 2013, finished goods inventory included $3.6 million and $3.6 million, respectively, associated with products shipped to customers and deferred labor costs for arrangements where revenue recognition had not yet commenced.

6.	INTANGIBLE ASSETS

Amortizing identifiable intangible assets related to the Company’s acquisitions or capitalized costs of internally developed or externally purchased software that form the basis for the Company’s products consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Completed technologies and patents	$52,660	$(52,660)	$—	$52,711	$(52,659)	$52
Customer relationships	49,599	(46,407)	3,192	49,627	(45,557)	4,070
Trade names	5,973	(5,973)	—	5,976	(5,976)	—
Capitalized software costs	5,943	(5,903)	40	5,944	(5,806)	138
Total	$114,175	$(110,943)	$3,232	$114,258	$(109,998)	$4,260

Amortization expense related to all intangible assets in the aggregate was $0.4 million and $1.2 million, respectively, for the three months June 30, 2014 and 2013 and $1.0 million and $2.7 million, respectively, for the six months ended June 30, 2014 and 2013. The Company expects amortization of acquired intangible assets to be approximately $0.8 million for the remainder of 2014, $1.5 million in 2015 and $1.0 million in 2016.

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Long-term deferred rent	$8,250	$8,361
Long-term accrued restructuring	1,762	2,335
Long-term deferred compensation	3,925	3,890
Total	$13,937	$14,586

8.	CONTINGENCIES

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

In April and May 2013, the Company received a document preservation request and inquiry from the Division of Enforcement of the Securities and Exchange Commission and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to the Company’s disclosures regarding its accounting review and financial transactions. The Company has produced documents responsive to such requests and has provided regular updates to the authorities on its accounting evaluation. The Company intends to continue to cooperate fully with the authorities.  At this time, the Company believes that a loss related to the inquiries is neither probable nor remote, and based on the information currently available regarding these inquiries, the Company is unable to determine an estimate, or range of estimates, of potential losses.

At June 30, 2014, the Company was subject to various litigations claiming patent infringement by the Company.  Some of these legal proceedings may include speculative claims for substantial or indeterminate amounts of damages. If any infringement is determined to exist, the Company may seek licenses or settlements. In addition, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced from time to time against the Company arising from or related to contractual, employee relations, intellectual property rights, product or service performance, or other matters.

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

At June 30, 2014, and as of the date of filing of these consolidated financial statements, the Company believes that, other than as set forth in this note, no provision for liability nor disclosure is required related to any claims because: (a) there is no reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

The Company has letters of credit at a bank that are used as security deposits in connection with the Company’s Burlington, Massachusetts office space. In the event of default on the underlying leases, the landlords would, at June 30, 2014, be eligible to draw against the letters of credit to a maximum of $2.6 million in the aggregate. The letters of credit are subject to aggregate reductions provided the Company is not in default under the underlying leases and meets certain financial performance conditions. In no case will the letters of credit amounts be reduced to below $1.2 million in the aggregate throughout the lease periods, all of which extend to May 2020.

The Company also has a standby letter of credit at a bank that is used as a security deposit in connection with the Company’s Daly City, California office space lease. In the event of default on this lease, the landlord would, at June 30, 2014, be eligible to draw against this letter of credit to a maximum of $0.8 million. The letter of credit remains in effect at this amount throughout the remaining lease period, which extends to September 2014. The Company is not renewing this lease at the end of the term and expects the letter of credit to be released at that time.

The Company has letters of credit totaling approximately $1.5 million that support its ongoing operations. These letters of credit have various terms and expire during 2014 and 2015. Some of the letters of credit may automatically renew based on the terms of the underlying agreements.

The Company provides warranties on externally sourced and internally developed hardware. For internally developed hardware and in cases where the warranty granted to customers for externally sourced hardware is greater than that provided by the manufacturer, the Company records an accrual for the related liability based on historical trends and actual material and labor costs. The following table sets forth the activity in the product warranty accrual account for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Accrual balance at beginning of year	$3,501	$4,476
Accruals for product warranties	2,778	1,531
Costs of warranty claims	(2,738)	(2,317)
Accrual balance at end of period	$3,541	$3,690

The total warranty accrual of $3.5 million is included in the caption “accrued expenses and other current liabilities” in the Company’s consolidated balance sheet at June 30, 2014.

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

Prior Year Restructuring Plans

During the first six months of 2013, the Company recorded revisions totaling $1.0 million, primarily resulting from sublease assumption changes related to the abandonment of facilities under the 2008, 2010 and 2012 Restructuring Plans.

In June 2014, the Company signed an agreement for surrender of the partially abandoned property at Pinewood, UK. As a result, the Company recorded a recovery of $0.2 million, as the Company was released from all obligations related to the surrendered property.

The remaining accrual balance of $3.7 million at June 30, 2014 was mainly related to the closure of part of the Company’s Mountain View and Daly City, California, and Dublin, Ireland facilities under 2008, 2010 and 2012 restructuring plans. No further restructuring actions are anticipated under these plans.

Restructuring Summary

The following table sets forth the activity in the restructuring accruals for the six months ended June 30, 2014 (in thousands):

	Employee- Related	Facilities/ Other- Related	Total
Accrual balance at December 31, 2013	$2,399	$6,102	$8,501
Revisions of estimated liabilities	—	(165)	(165)
Accretion	—	344	344
Cash payments	(2,202)	(2,609)	(4,811)
Foreign exchange impact on ending balance	1	(6)	(5)
Accrual balance at June 30, 2014	$198	$3,666	$3,864

The employee-related accruals at June 30, 2014 represent severance and outplacement costs to former employees that will be paid out within the next twelve months and are, therefore, included in the caption “accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet at June 30, 2014.

The facilities/other-related accruals at June 30, 2014 represent contractual lease payments, net of estimated sublease income, on space vacated as part of the Company’s restructuring actions. The leases, and payments against the amounts accrued, extend through 2021 unless the Company is able to negotiate earlier terminations. Of the total facilities-related accruals, $1.9 million is included in the caption “accrued expenses and other current liabilities” and $1.8 million is included in the caption “other long-term liabilities” in the Company’s condensed consolidated balance sheet at June 30, 2014.

10.	SEGMENT INFORMATION

The Company’s evaluation of the discrete financial information that is regularly reviewed by the chief operating decision makers, which include the Company’s chief executive officer and chief financial officer, has determined that the Company has one reportable segment. The following table is a summary of the Company’s revenues by type for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Video products and solutions net revenues	$55,496	$58,062	$115,574	$116,886
Audio products and solutions net revenues	31,819	41,796	66,311	81,690
Products and solutions net revenues	87,315	99,858	181,885	198,576
Services net revenues	37,329	41,487	77,741	78,840
Total net revenues	$124,644	$141,345	$259,626	$277,416

The following table sets forth the Company’s revenues by geographic region for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$44,653	$56,110	$89,732	$106,925
Other Americas	10,131	11,733	24,610	24,836
Europe, Middle East and Africa	54,098	52,230	109,522	103,501
Asia-Pacific	15,762	21,272	35,762	42,154
Total net revenues	$124,644	$141,345	$259,626	$277,416

11.	CREDIT AGREEMENT

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

At June 30, 2014, Avid Technology and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.0 million and $1.0 million, respectively, and available borrowings under the credit facilities of approximately $12.0 million and $12.6 million, respectively, after taking into consideration the reserves, outstanding letters of credit and related liquidity covenant. In addition, Avid Technology had $5.0 million in short-term outstanding borrowings under the credit facilities at June 30, 2014.

12.	STOCK-BASED COMPENSATION

Information with respect to options granted under all the Company’s stock option plans for the six months ended June 30, 2014 was as follows:

	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2014	3,237,915	1,488,500	4,726,415	$14.18
Granted	1,772,850	—	1,772,850	$7.47
Exercised	—	—	—	$—
Forfeited or canceled	(882,549)	(55,750)	(938,299)	$15.88
Options outstanding at June 30 2014	4,128,216	1,432,750	5,560,966	$11.75	4.84	$22
Options vested at June 30, 2014 or expected to vest			5,186,618	$11.96	4.75	$19
Options exercisable at June 30, 2014			2,048,253	$16.46	3.32	$7

Information with respect to the Company’s non-vested restricted stock units for the six months ended June 30, 2014 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance-Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2014	205,233	117,500	322,733	$11.30
Granted	—	—	—	$—
Vested	(61,719)	—	(61,719)	$8.91
Forfeited	(5,156)	(7,500)	(12,656)	$8.93
Non-vested at June 30, 2014	138,358	110,000	248,358	$12.01	4.24	$1,835
Expected to vest			185,431	$11.33	3.65	$1,370

Stock-based compensation was included in the following captions in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of products revenues	$65	$96	$141	$194
Cost of services revenues	98	116	175	244
Research and development expenses	113	173	240	318
Marketing and selling expenses	642	473	934	1,054
General and administrative expenses	1,218	1,250	1,908	2,375
	$2,136	$2,108	$3,398	$4,185

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of net revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Product revenues	70.1%	70.6%	70.1%	71.6%
Services revenues	29.9%	29.4%	29.9%	28.4%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.5%	38.8%	39.0%	38.8%
Gross margin	59.5%	61.2%	61.0%	61.2%
Operating expenses:
Research and development	17.7%	16.9%	17.3%	17.1%
Marketing and selling	27.5%	24.0%	25.9%	24.4%
General and administrative	16.0%	11.4%	14.8%	11.4%
Amortization of intangible assets	0.3%	0.5%	0.3%	0.5%
Restructuring costs, net	(0.1)%	1.4%	(0.1)%	0.8%
Total operating expenses	61.4%	54.2%	58.2%	54.2%
Operating (loss) income	(1.9)%	7.0%	2.8%	7.0%
Interest and other income (expense), net	(0.3)%	(0.2)%	(0.3)%	(0.2)%
(Loss) income before income taxes	(2.2)%	6.8%	2.5%	6.8%
Provision for income taxes, net	0.5%	0.5%	0.4%	0.4%
Net (loss) income	(2.7)%	6.3%	2.1%	6.4%

Net Revenues

Our net revenues are derived mainly from sales of video and audio hardware and software products and solutions for digital media content production, management and distribution, and related professional services and maintenance contracts.

Net Revenues for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$55,496	$(2,566)	(4.4)%	$58,062
Audio products and solutions net revenues	31,819	(9,977)	(23.9)%	41,796
Products and solutions net revenues	87,315	(12,543)	(12.6)%	99,858
Services net revenues	37,329	(4,158)	(10.0)%	41,487
Total net revenues	$124,644	$(16,701)	(11.8)%	$141,345

Net Revenues for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Net Revenues	$	%	Net Revenues
Video products and solutions net revenues	$115,574	$(1,312)	(1.1)%	$116,886
Audio products and solutions net revenues	66,311	(15,379)	(18.8)%	81,690
Products and solutions net revenues	181,885	(16,691)	(8.4)%	198,576
Services net revenues	77,741	(1,099)	(1.4)%	78,840
Total net revenues	$259,626	$(17,790)	(6.4)%	$277,416

The following table sets forth the percentage of our net revenues attributable to geographic regions for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	36%	40%	35%	39%
Other Americas	8%	8%	9%	9%
Europe, Middle East and Africa	43%	37%	42%	37%
Asia-Pacific	13%	15%	14%	15%

Video Products and Solutions Revenues

Video products and solutions revenues are derived primarily from sales of our storage and workflow solutions, our media management solutions, and our video creative tools. Video products and solutions revenues decreased $2.6 million, or 4.4%, for the three-month period ended June 30, 2014, and decreased $1.3 million, or 1.1%, for the six-month period ended June 30, 2014, compared to the same periods in 2013. For the three-month period ended June 30, 2014, revenues from our media management solutions increased, while revenues from our video creative tools and our storage and workflow solutions decreased. For the six-month period, revenues from our storage and workflow solutions and our media management solutions increased, while revenues from our video creative tools decreased. The decreases for both the three- and six-month periods ended June 30, 2014 were primarily the result of lower amortization of deferred revenues (that is, lower recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010, which, due to the adoption of ASU No. 2009-13 and ASU No. 2009-14, resulted in many of our product orders qualifying for upfront revenue recognition; whereas, prior to adoption of this accounting guidance the same orders required ratable recognition over periods of up to eight years. Revenue backlog associated with transactions executed prior to the adoption of ASU No. 2009-13 and ASU No. 2009-14 will continue to decline through 2016, before the balance is largely amortized, contributing less revenue each period. The decrease due to lower deferred revenue amortization for the six-month period was partially offset by increased revenues attributable to the 2014 FIFA World Cup as well as the 2014 Winter Olympics. We commonly sell large, complex solutions to our customers that have long lead times where the timing of order execution and fulfillment can be difficult to predict. As a result, the timing and amount of product revenue recognized each quarter related to these large orders, as well as the services associated with them, can fluctuate significantly from quarter to quarter and cause quarterly operating results to vary.

Audio Products and Solutions Revenues

Audio products and solutions revenues are derived primarily from sales of our digital audio software and workstation solutions and our control surfaces, consoles and live-sound systems. Audio products and solutions revenues decreased $10.0 million, or 23.9%, for the three-month period ended June 30, 2014, and decreased $15.4 million, or 18.8%, for the six-month period ended June 30, 2014, compared to the same periods in 2013. The decreases in both the three- and six-month periods ended June 30, 2014 were due to a delay in the availability of a new product line, which only started shipping in normal volumes in the third quarter of 2014, and the previously discussed lower amortization of deferred revenues attributable to transactions executed on or before December 31, 2010.

Services Revenues

Services revenues are derived primarily from maintenance contracts, as well as professional services and training. Services revenues decreased $4.2 million, or 10.0%, for the three-month period ended June 30, 2014, and decreased $1.1 million, or 1.4%, for the six-month period ended June 30, 2014, compared to the same periods in 2013. The decrease for the three-month period was primarily the result of both lower maintenance revenues and lower professional services revenues, while the decrease for the six-month period was due lower maintenance revenues, partially offset by an increase in professional services revenues. The changes in professional services revenues are the result of the timing of recognition of professional services revenues, which is largely dependent upon the timing of large professional services engagements.

Cost of Revenues, Gross Profit and Gross Margin Percentage

Cost of revenues consists primarily of costs associated with:

•	procurement of components and finished goods;

•	assembly, testing and distribution of finished products;

•	warehousing;

•	customer support related to maintenance;

•	royalties for third-party software and hardware included in our products;

•	amortization of technology; and

•	providing professional services and training.

Amortization of technology represents the amortization of developed technology assets acquired as part of acquisitions.

Costs of Revenues for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Cost of products revenues	$35,097	$(3,805)	(9.8)%	$38,902
Cost of services revenues	15,323	(69)	(0.4)%	15,392
Amortization of intangible assets	—	(501)	(100.0)%	501
Total cost of revenues	$50,420	$(4,375)	(8.0)%	$54,795

Gross profit	$74,224	$(12,326)	(14.2)%	$86,550

Costs of Revenues for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Costs	$	%	Costs
Cost of products revenues	$70,091	$(5,826)	(7.7)%	$75,917
Cost of services revenues	30,994	326	1.1%	30,668
Amortization of intangible assets	50	(1,102)	(95.7)%	1,152
Total cost of revenues	$101,135	$(6,602)	(6.1)%	$107,737

Gross profit	$158,491	$(11,188)	(6.6)%	$169,679

Gross Margin Percentage

Gross margin percentage, which is revenues less costs of revenues divided by revenues, fluctuates based on factors such as the mix of products sold, the cost and proportion of third-party hardware and software included in the systems sold, the offering of product upgrades, price discounts and other sales-promotion programs, the distribution channels through which products are sold, the timing of new product introductions, sales of aftermarket hardware products such as disk drives and currency exchange-rate fluctuations. Our total gross margin percentage for the three-month period ended June 30, 2014 decreased to 59.5% from 61.2% for the same period in 2013. Our total gross margin percentage for the six-month period ended June 30, 2014 decreased slightly to 61.0% from 61.2% for the same period in 2013. These decreases were the result of lower services gross margin percentages and to a lesser extent lower products gross margin percentages. As previously discussed, the revenues recognized from the amortization of deferred revenues (that is, the recognition of revenue backlog) attributable to transactions executed on or before December 31, 2010 will continue to decline until the related deferred revenue balances are largely amortized in 2016. These revenues have 100% margins, because the timing of the recognition of the deferred costs did not change as a result of our restatement, and our gross margin percentages will be negatively impacted year over year as these revenues decline. In addition to the gross margin percentage decline related to this deferred revenue amortization, our services gross margins declined in both periods due to lower services revenues on relatively fixed costs.

Gross Margin % for the Three Months Ended June 30, 2014 and 2013
	2014 Gross Margin %	Decease in Gross Margin %	2013 Gross Margin %
Products	59.8%	(1.2)%	61.0%
Services	59.0%	(3.9)%	62.9%
Total	59.5%	(1.7)%	61.2%

Gross Margin % for the Six Months Ended June 30, 2014 and 2013
	2014 Gross Margin %	Decease in Gross Margin %	2013 Gross Margin %
Products	61.5%	(0.3)%	61.8%
Services	60.1%	(1.0)%	61.1%
Total	61.0%	(0.2)%	61.2%

The decreases in our products gross margin percentages for both the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013, were driven by the negative effect of the amortization of our deferred revenue balances as discussed above on relatively fixed overhead costs.

The decrease in our services gross margin percentage for the three-month period ended June 30, 2014, compared to the same period in 2013, was driven by lower maintenance and professional services revenues on fixed costs, while the decrease for the six-month period was primarily driven by lower maintenance revenues on fixed costs.

Operating Expenses and Operating (Loss) Income

Operating Expenses and Operating Income for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$22,070	$(1,777)	(7.5)%	$23,847
Marketing and selling expenses	34,297	394	1.2%	33,903
General and administrative expenses	19,984	3,853	23.9%	16,131
Amortization of intangible assets	398	(260)	(39.5)%	658
Restructuring (recoveries) costs, net	(165)	(2,083)	(108.6)%	1,918
Total operating expenses	$76,584	$127	0.2%	$76,457

Operating (loss) income	$(2,360)	$(12,453)	(123.4)%	$10,093

Operating Expenses and Operating Income for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Expenses	$	%	Expenses
Research and development expenses	$45,024	$(2,430)	(5.1)%	$47,454
Marketing and selling expenses	67,112	(700)	(1.0)%	67,812
General and administrative expenses	38,315	6,587	20.8%	31,728
Amortization of intangible assets	878	(443)	(33.5)%	1,321
Restructuring costs, net	(165)	(2,356)	(107.5)%	2,191
Total operating expenses	$151,164	$658	0.4%	$150,506

Operating (loss) income	$7,327	$(11,846)	(61.8)%	$19,173

Research and Development Expenses

Research and development, or R&D, expenses include costs associated with the development of new products and the enhancement of existing products, and consist primarily of employee compensation and benefits; facilities costs; depreciation; costs for consulting and temporary employees; and prototype and other development expenses. R&D expenses decreased $1.8 million, or 7.5%, for the three-month period ended June 30, 2014, and decreased $2.4 million, or 5.1%, for the six-month period ended June 30, 2014, compared to the same period in 2013.

Change in Research and Development Expenses for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Personnel-related expenses	$(1,563)	(10.9)%
Facilities and information technology infrastructure costs	(357)	(8.3)%
Other expenses	143	2.7%
Total research and development expenses decrease	$(1,777)	(7.5)%

Change in Research and Development Expenses for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Personnel-related expenses	$(1,693)	(6.0)%
Facilities and information technology infrastructure costs	(777)	(9.0)%
Other expenses	40	0.4%
Total research and development expenses decrease	$(2,430)	(5.1)%

The decreases in personnel-related expenses and facilities and information technology infrastructure costs for the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013, reflect headcount reductions and lower facilities and information technology overhead costs.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of employee compensation and benefits for selling, marketing and pre-sales customer support personnel; commissions; travel expenses; advertising and promotional expenses; and facilities costs. Marketing and selling costs expenses increased $0.4 million, or 1.2%, for the three-month period ended June 30, 2014, and decreased $0.7 million, or 1.0%, for the six-month period ended June 30, 2014, compared to the same periods in 2013.

Change in Marketing and Selling Expenses for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Consulting and outside services expenses	$1,251	39.7%
Foreign exchange (gains) losses	466	373.9%
Tradeshow and promotional expenses	296	8.7%
Personnel-related expenses	(682)	(2.0)%
Product introduction expenses	(663)	(104.7)%
Other expenses	(274)	(4.1)%
Total marketing and selling expenses increase	$394	1.2%

Change in Marketing and Selling Expenses for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 (Decrease) Increase From 2013
	$	%
Foreign exchange (gains) losses	$1,644	417.3%
Consulting and outside services expenses	1,602	25.4%
Tradeshow and promotional expenses	318	6.0%
Product introduction expenses	(2,766)	(100.5)%
Other expenses	(1,498)	(2.8)%
Total marketing and selling expenses decrease	$(700)	(1.0)%

The increases in consulting and outside services expenses and tradeshow and promotional expenses for the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013, were primarily the result of costs related to our Avid Customer Association, or ACA, which was launched in September 2013, and the inaugural ACA event, Avid Connect, which took place in April 2014. The decreases in product introduction expenses for both periods were the result of significant new product introductions during the first half of 2013. The decrease in personnel-related expenses for the three-month period was the result of lower salaries and benefits and a decrease in travel expenses, partially offset by an increase in incentive-based compensation. During the six-month period ended June 30, 2014, net foreign exchange losses (specifically, foreign exchange transaction gains on net monetary assets denominated in foreign currencies), which are included in marketing and selling expenses, were $1.2 million, compared to gains of $0.4 million in the 2013 period, resulting in a $1.6 million offset to the decreases in the other marketing and selling expense categories. We classify these gains and losses within marketing and selling expenses because the gains and losses generally arise from revenue arrangements that are denominated in foreign currencies to facilitate sales in certain foreign jurisdictions.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and benefits for administrative, executive, finance and legal personnel; audit, legal and strategic consulting fees; and insurance, information systems and facilities costs. Information systems and facilities costs reported within general and administrative expenses are net of allocations to other expenses categories. General and administrative expenses increased $3.9 million, or 23.9%, for the three-month period ended June 30, 2014, and increased $6.6 million, or 20.8%, for the six-month period ended June 30, 2014, compared to the same periods in 2013, primarily as a result of costs incurred in 2014 related to the restatement of our September 30, 2012 and prior financial statements and increased related legal expenses.

Change in General and Administrative Expenses for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Consulting and outside services expenses	$3,113	47.2%
Facilities and information technology infrastructure costs	359	15.3%
Personnel-related expenses	269	4.1%
Other expenses	112	18.5%
Total general and administrative expenses increase	$3,853	23.9%

Change in General and Administrative Expenses for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014 Increase (Decrease) From 2013
	$	%
Consulting and outside services expenses	$7,867	78.0%
Facilities and information technology infrastructure costs	584	12.0%
Personnel-related expenses	(1,652)	(10.8)%
Other expenses	(212)	(15.6)%
Total general and administrative expenses increase	$6,587	20.8%

The increases in consulting and outside services costs for the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013, were primarily the result of costs incurred in 2014 related to the restatement of our September 30, 2012 and prior financial statements and increased related legal expenses. The increases in facilities and information technology infrastructure costs for both 2014 periods were primarily the result of increased usage of facilities costs by the general and administrative function. The increase in personnel-related expenses for the three-month period was primarily the result of an increase in incentive-based compensation accruals. The decrease in personnel-related expenses for the six-month period was primarily the result of lower costs during the first quarter of 2014 for stock-based compensation expense, salary and benefit expenses, and our 2013 management transition costs that were not present during the 2014 period, partially offset by increased accruals for incentive-based compensation.

Amortization of Intangible Assets

Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. These intangible assets are amortized using the straight-line method over the estimated useful lives of such assets, which are generally two years to twelve years. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses. The decreases in amortization of intangible assets recorded in both cost of revenues and operating expenses for the three- and six-month periods ended June 30, 2014, compared to the same periods in 2013, were the result of certain acquired intangible assets becoming fully amortized.

Provision for Income Taxes, Net

Provision for Income Taxes, Net for the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes, net	$622	$(47)	(7.0)%	$669

Provision for Income Taxes, Net for the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
	2014	Change		2013
	Provision	$	%	Provision
Provision for income taxes, net	$1,062	$(164)	(13.4)%	$1,226

Our effective tax rate, which represents our tax provision as a percentage of income before tax, was 16.0% and 6.6%, respectively, for the six-month periods ended June 30, 2014 and 2013. During the six-month period ended June 30, 2014, there was a net discrete tax benefit of $0.2 million which is primarily comprised of a $0.3 million benefit for the reversal of a previously accrued Canada withholding tax penalty. By comparison, during the six-month period ended June 30, 2013, there were no significant discrete items that impacted the tax provision. No benefit is provided for losses generated in the United States and certain foreign jurisdictions, including Ireland, due to the full valuation allowance on the respective deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Cash

We have generally funded our operations in recent years through the use of existing cash balances, which we have supplemented from time to time with borrowings under our credit facilities. At June 30, 2014, our principal sources of liquidity included cash and cash equivalents totaling $23.0 million and available borrowings under our credit facilities as discussed below.

At June 30, 2014, our working capital was $(150.5) million, compared to $(133.0) million at December 31, 2013. Our working capital deficit at both dates was largely due to the significant level of deferred revenues recorded, which consist of service obligations that do not represent meaningful cash requirements. As a result of the application of the relevant revenue recognition guidance, we have deferred a significant portion of revenues from sales transactions occurring prior to 2011 to subsequent periods and recorded them as deferred revenues. We have experienced a decrease in cash during 2013 and 2014 due to significantly higher outside professional fees and consultant costs resulting from the restatement of our financial statements. Cash used in operating activities aggregated $26.1 million for the six months ended June 30, 2014, with more than half of the cash usage attributable to costs associated with restatement-related activities. The use of cash associated with the restatement-related activities is expected to total an additional $14 million to $16 million for the remainder of 2014 and then materially abate by the end of 2014.

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

During the six months ended June 30, 2014, we borrowed $11.5 million against our credit facilities to meet certain short-term cash requirements, $6.5 million of which was repaid during the second quarter of 2014. At June 30, 2014, we had $5.0 million short-term outstanding borrowings under our credit facilities. At June 30, 2014, Avid Technology, Inc. and Avid Europe had certain reserves and letters of credit guaranteed under the credit facilities of $4.0 million and $1.0 million, respectively, and available borrowings under the credit facilities of $12.0 million and $12.6 million, respectively, after taking into consideration reserves, outstanding letters of credit and liquidity covenants.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(26,082)	$(5,556)
Net cash used in investing activities	(4,880)	(5,183)
Net cash used in financing activities	4,860	(55)
Effect of foreign currency exchange rates on cash and cash equivalents	948	(3,492)
Net decrease in cash and cash equivalents	$(25,154)	$(14,286)

Cash Flows from Operating Activities

Cash used in operating activities aggregated $26.1 million for the six months ended June 30, 2014. More than half of the cash usage during the six months ended June 30, 2014 was attributable to costs associated with restatement-related activities, and the remaining balance was attributable to payments of incentive-based compensation and, to a lesser extent, restructuring activities. The use of cash associated with the restatement and restructuring activities is expected to materially abate by the end of 2014, and the Company does not anticipate any further significant payments related to incentive-based compensation for the balance of 2014.

Cash Flows from Investing Activities

For the six months ended June 30, 2014, the net cash flow used in investing activities reflected $6.4 million used for the purchase of property and equipment, partially offset by cash of $1.5 million released from escrow related to our 2012 consumer business divestiture. Our purchases of property and equipment typically consist of computer hardware and software to support R&D activities and information systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2014, the net cash flow used in financing activities reflected costs associated with tax withholding obligations related to the issuance of common stock upon vesting of restricted stock awards. During the six months ended June 30, 2014, we borrowed $11.5 million against our credit facilities to meet certain short-term cash requirements, $6.5 million of which was repaid during the second quarter of 2014. At June 30, 2014, we had $5.0 million in short-term outstanding borrowings under our credit facilities.

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

In an effort to hedge against the foreign exchange exposure of certain forecasted receivables, intercompany accounts, payables and cash balances, we enter into short-term foreign currency forward contracts. There are two objectives of this foreign currency forward-contract program: (1) to offset any foreign exchange currency risk associated with cash receipts expected to be received from our customers and cash payments expected to be made to our vendors over the next 30-day period and (2) to offset the impact of foreign currency exchange on our net monetary assets denominated in currencies other than the functional currency of the legal entity. These forward contracts typically mature within 30 days of execution. We record gains and losses associated with currency rate changes on these contracts in results of operations, offsetting gains and losses on the related assets and liabilities. At June 30, 2014, we had foreign currency forward contracts outstanding with an aggregate notional value of $35.1 million, denominated in the euro, British pound, Japanese yen, Danish krone, Canadian dollar, Singapore dollar and Australian dollar as a hedge against actual and forecasted foreign-currency-denominated receivables, payables and cash balances. At June 30, 2014, we also had short-term foreign currency spot and forward contracts with an aggregate notional value of $4.4 million, denominated in the euro and Japanese yen, as a hedge against the foreign currency exchange risk associated with certain of our net monetary assets denominated in foreign currencies.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in our marketing and selling expenses. During the six months ended June 30, 2014 and 2013, we recorded net (losses) gains of $(1.3) million and $0.4 million, respectively, that resulted from the gains and losses on our foreign currency contracts and the revaluation of the related hedged items.

A hypothetical change of 10% change in appreciation or depreciation of foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2014, would not have a significant impact on our financial position, results of operations or cash flows because the impact on the foreign currency contracts as a result of a 10% change would at least partially offset the impact on the revenues and asset and liability positions of our foreign subsidiaries.

Interest Rate Risk

At June 30, 2014, we held $23.0 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. We maintain revolving credit facilities that allow us to borrow up to $60 million. During the six months ended June 30, 2014, we borrowed $11.5 million against our credit facilities to meet certain short-term cash requirements, $6.5 million of which was repaid during the second quarter of 2014. At June 30, 2014, we had $5.0 million short-term outstanding borrowings under our credit facilities. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the credit line would not have a material impact on our financial position, results of operations or cash flows.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our management concluded that as of June 30, 2014 these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed substantive procedures that were designed to obtain a reasonable level of assurance on financial statement amounts and disclosures. These remedial procedures continued throughout the six months ended June 30, 2014 and will continue throughout the remainder of 2014. While we continue to implement remediation efforts and design enhancement to our internal control procedures, we do not believe there were any significant changes in internal controls implemented during the six months ended June 30, 2014.

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

In April and May 2013, we received a document preservation request and inquiry from the Division of Enforcement of the Securities and Exchange Commission and a federal grand jury subpoena from the Department of Justice requesting certain documents, including in particular documents related to our disclosures regarding our accounting review and revenue transactions. We have produced documents responsive to such requests and have provided regular updates to the authorities on our accounting evaluation. We intend to continue to cooperate fully with the authorities.  We cannot predict or determine the timing or outcome of these inquiries, the ultimate cost of responding to the inquiries or the impact, if any, of the inquiries on our financial position, results of operations or cash flows.  However, although there can be no assurance, we believe that, based on information currently available, the outcome of these inquiries will not have a material adverse impact on our overall operations, financial condition or liquidity.

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

AVID TECHNOLOGY, INC.
(Registrant)

Date: October 20, 2014	By:	/s/ John W. Frederick
	Name: Title:	John W. Frederick Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-Q	Form or Schedule	SEC Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*100.INS	XBRL Instance Document	X
*100.SCH	XBRL Taxonomy Extension Schema Document	X
*100.CAL	XBRL Taxonomy Calculation Linkbase Document	X
*100.DEF	XBRL Taxonomy Definition Linkbase Document	X
*100.LAB	XBRL Taxonomy Label Linkbase Document	X
*100.PRE	XBRL Taxonomy Presentation Linkbase Document	X
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